Form 10-K405
period 2000-12-31
NORTEL NETWORKS LTD
filed 2001-03-13
CIK 1119664

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 [ X ]                THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000

              Transition report pursuant to Section 13 or 15(d) of
 [  ]                  the Securities Exchange Act of 1934
           For the transition period from ____________ to ____________


                        Commission file number 000-30758


                             NORTEL NETWORKS LIMITED
             (Exact name of registrant as specified in its charter)


CANADA                                                               62-12-62580
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


8200 DIXIE ROAD, SUITE 100, BRAMPTON, ONTARIO, CANADA                    L6T 5P6
(Address of principal executive offices)                              (Zip Code)


        Registrant's telephone number including area code: (905) 863-0000


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


TITLE OF EACH CLASS: Common Shares without nominal or par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           YES [ X ]         No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

AT FEBRUARY 28, 2001, 1,456,889,062 COMMON SHARES OF NORTEL NETWORKS LIMITED WERE ISSUED AND OUTSTANDING, ALL OF WHICH WERE HELD BY NORTEL NETWORKS CORPORATION. THE COMMON SHARES OF THE REGISTRANT ARE NOT TRADED ON ANY STOCK EXCHANGE.



================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.     Business...........................................................4
            - Overview.........................................................4
            - Markets, Customers and Competition...............................4
                - Service Provider and Carrier Segment.........................5
                - Enterprise Segment...........................................7
            - Products.........................................................9
                - Service Provider and Carrier Products........................9
                - Enterprise Products.........................................11
            - Financial Information by Operating Segment and
              Product Category................................................12
            - Financial Information by Geographic Area........................12
            - Working Capital.................................................12
            - Seasonality.....................................................13
            - Sources and Availability of Materials...........................13
            - Research and Development........................................13
            - Intellectual Property...........................................14
            - Acquisitions, Strategic Alliances and Minority Investments......14
            - Employee Relations..............................................15
            - Environmental Matters...........................................15
            - Recent Developments.............................................15
            - Outlook and Industry Developments...............................16
                - Business Outlook............................................16
                - Evolution of Operating Segments and Product Categories......17
                - Future Working Capital Requirements, Customer Financing
                  and Turnkey Contracts.......................................18
            - Risk Factors....................................................18
ITEM 2.     Properties........................................................19
ITEM 3.     Legal Proceedings.................................................19
ITEM 4.     Submission of Matters to a Vote of Security Holders...............19
                                     PART II
ITEM 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...............................................20
ITEM 6.     Selected Financial Data (Unaudited)...............................21
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................22
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk........43
ITEM 8.     Consolidated Financial Statements and Supplementary
            Data (F-1 to F-38)................................................44
ITEM 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................45
                                    PART III
ITEM 10.    Directors and Executive Officers of the Registrant................45
ITEM 11.    Executive Compensation............................................49
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....56
ITEM 13.    Certain Relationships and Related Transactions....................59
                                     PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................60
SIGNATURES  ..................................................................66

All dollar amounts in this document are in United States dollars unless otherwise stated.

AccessNode, BayStack, Contivity, Cornerstone, DMS, e-Mobility, Meridian, Meridian 1, Norstar, Nortel Networks, Optera, Optivity, Passport, Preside, Proximity, Reunion, Shasta, SL-100, Succession, Unified Networks, and Universal Edge are trademarks of Nortel Networks Limited.

Clarify, CVX and eFrontOffice are trademarks of Nortel Networks Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Nortel Networks Limited is a leading global supplier of networking solutions and services that support the Internet and other public and private data, voice, and video networks using wireless and wireline technologies. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, financing, installation, servicing, and support of networking solutions and services. We are focused on building the infrastructure, service enabling solutions, and applications for the new, high-performance Internet.

         The Company's principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6; telephone number (905) 863-0000.

         The Company was originally incorporated under the laws of Canada as the Northern Electric Company, Limited (a successor to the business of Northern Electric and Manufacturing Company, Limited, a subsidiary of Bell Canada incorporated in 1895) on January 5, 1914. The Company participated in a corporate amalgamation with two of its wholly owned subsidiaries on January 4, 1982. The Company changed its name to Northern Telecom Limited on March 1, 1976, to Nortel Networks Corporation on April 29, 1999, and to Nortel Networks Limited on May 1, 2000.

         On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Corporation, previously known as New Nortel Inc., and BCE Inc., a significant shareholder of the Company prior to the plan of arrangement. The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in Nortel Networks Limited. The plan of arrangement had the effect of solidifying the independence of Nortel Networks and its management from BCE. As part of the plan of arrangement on May 1, 2000, the Company changed its name to Nortel Networks Limited, the public common shareholders of the Company became common shareholders of Nortel Networks Corporation, the common shareholders of BCE became common shareholders of Nortel Networks Corporation, and the Company became a subsidiary of Nortel Networks Corporation. For details, see "Developments in 2000-BCE plan of arrangement" commencing on page 22 in Management's Discussion and Analysis of Financial Condition and Results of Operations. References to "the Company" mean Nortel Networks Limited without its subsidiaries. References to "we," "our," "us," or "Nortel Networks" mean Nortel Networks Limited and its subsidiaries.

         In recent years, we have carried on business in two operating segments: our service provider and carrier segment, and our enterprise segment. For a description of the products and services offered by these two operating segments, see "Products" commencing on page 9 below. However, our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of our proposed operating segments and product categories, see "Outlook and Industry Developments - Evolution of Operating Segments and Product Categories" on page 17 below.

MARKETS, CUSTOMERS AND COMPETITION

         We operate globally, and have offices in the following geographic regions:

     -    Canada;

     -    the United States;

     -    the European, Middle East and Africa region;

     -    the Caribbean and Latin America region; and

     -    the Asia Pacific region.

         We believe the risk to our foreign assets and operations from the actions of foreign governments and political unrest is not material to our consolidated operations.

     Service Provider and Carrier Segment

         We are a leading provider of networking solutions, including optical networking solutions, access and core networking solutions, and wireless networking systems, to service providers and carriers around the world. We are the leading provider of optical networking solutions worldwide. Our service provider and carrier customers around the world include incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless service providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, and hosting service providers. We sell our service provider and carrier products globally, primarily through our direct sales force. We also sell our service provider and carrier products through domestic and international distributors and licensees.

         Our primary competitors in the global service provider and carrier market include large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, as well as data networking companies, including Cisco Systems, Inc., providers of wireless networking systems, including Nokia Corporation and Motorola, Inc., and providers of optical networking solutions, including Fujitsu Limited and Marconi plc. In addition, some smaller niche market companies and "start-up" ventures are now, and others may become, primary competitors, particularly if they merge with other companies to become more significant competitors, or if they enter markets characterized by rapid growth, low barriers to entry, and rapid technological change. For example, we currently face competition from many smaller niche companies in the sale of optical networking solutions, such as CIENA Corporation. In addition, some of our primary competitors have strengthened their competitive position by entering into alliances with other companies, enabling them to provide more comprehensive offerings than they otherwise could individually. In the area of optical components manufacturing, we compete to a limited extent with certain of our optical component suppliers. Also, several of our external customers for optical components are primary competitors in other areas of our business.

         Service provider and carrier spending in recent years has been driven by increased demand for data networking bandwidth, by growth in wireless communications, and by new business opportunities created by the Internet and the ongoing global deregulation of the telecommunications industry. The continued shift towards global telecom deregulation, when combined with expected increasing consumer demand over the longer term and rapid technological change, are expected to continue to create opportunities for us as a global provider of data, voice, and video networking systems by:

     - increasing our access to established service providers and carriers in previously restricted markets;

     - accelerating the expansion of service provider and carrier networks and services by promoting competitive market conditions; and

     - expanding our potential customer base by creating opportunities for new service providers to emerge.

We continue to support regulatory policies around the world that encourage competition, investment, and growth for all of our customers.

         The global service provider and carrier market has experienced consolidation over the past several years with merger announcements by some large service providers, and acquisitions of some "start-up" businesses. We believe that, on balance, the trend towards consolidation in the global networking industry will continue. However, deregulation and increased numbers of new entrants in the industry have promoted competition and have contributed to a tightening in the supply of capital in the marketplace. Some service providers, including some competitive local exchange carriers, were unable to obtain sufficient capital in 2000 to fund their businesses and have scaled back their business plans or discontinued their operations. Some service providers may continue to have difficulty accessing the capital markets until financial markets recover from the severe economic downturn in the United States. However, we believe that we are well positioned, in terms of our product portfolio, our global presence, and our current customer base, to continue to provide networking solutions to service providers with positive business outlooks, working capital, and the necessary access to further capital funding. See "Outlook and Industry Developments - Future Working Capital Requirements, Customer Financing and Turnkey Contracts" on page 18 below.

         Our primary service provider and carrier competitors in the United States and Canada include Lucent, Cisco, and Alcatel. In the United States and Canada, our significant service provider and carrier customer groups include interexchange carriers, incumbent and competitive local exchange carriers, global carriers, wireless service providers, Internet service providers, and data center companies. We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. As a result of substantial deregulation during the last decade, the United States and Canadian communications markets today are more competitive. In Canada, the government recently auctioned licenses for advanced mobile communications services networks that will allow the wireless networking industry to offer Internet services and foster the development of third generation, or 3G, wireless networks. Canada expects to license more spectrum for 3G wireless networks in late 2002. In the United States, the regulatory process to allocate appropriate spectrum for new advanced wireless services, including 3G wireless services, is currently underway. This process could result in a decision regarding the allocation of 3G wireless network spectrum later in 2001 with possible 3G wireless network license auctions taking place late in 2002. Also, in the United States and Canada, our optical networking business experienced rapid growth in 2000. In 2000, we built several major fiber networks for customers in the United States and Canada. However, as a result of the severe economic downturn in the United States, we expect overall growth in 2001 will be considerably less than we experienced in 2000. We anticipate that, over the long term, the networking industry in the United States and Canada will continue to benefit from the growth of data traffic and the Internet, providing us with continuing opportunities in optical networking, as well as in developing markets for new wireless network solutions as wireless service providers offer higher speed data capabilities.

         The rapid and increasingly severe downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and in other countries and geographic regions in which we conduct business. To the extent that this occurs, the networking industry in general, and demand for our products and services in particular, are likely to be negatively affected in these countries and geographic regions.

         Our primary service provider and carrier competitors in the European, Middle East and Africa region include Alcatel, Ericsson, Marconi, and Siemens, who generally have well-established positions with the incumbent carriers in their home countries, and also Cisco. In this region, our major service provider and carrier customer groups include incumbent carriers, alternative operators, global carriers, wireless service providers, and Internet service providers. Although ongoing deregulation has increased competition in the European Union since 1998, barriers, such as high leased line tariffs, high call termination tariffs in mobile networks, high interconnect charges, and continued market regulation, still remain in certain countries. Starting in January 2001, incumbent carriers within the European Union are required to open up their local telephone networks to use by competitive telephone service providers, although implementation is likely to be drawn out. In 2000, the granting of 3G wireless network licenses in Europe began. Most 3G wireless licenses in Western Europe have been granted, and we anticipate that awards of network construction projects will continue through 2002. We do not, however, expect significant levels of 3G wireless network deployment before the second half of 2002. Looking ahead, we expect businesses in the networking industry to take advantage of continued deregulation and liberalization throughout the region. We believe that we are well positioned in the region in 3G wireless networks, and have been awarded several major 3G wireless network "build-outs" in this region. We have also increased our market share in optical networking in the region. As well, a substantial voice-over-Internet Protocol supply arrangement with a major European carrier has given us a leadership position in the region in next generation networks and in the delivery of related professional services.

         Our primary service provider and carrier competitors in the Caribbean and Latin America region include Ericsson, Alcatel, Lucent, and Cisco. In this region, significant service provider and carrier customer groups include incumbent carriers, global carriers, and wireless service providers. Despite general economic uncertainty in the Caribbean and Latin America region, the networking sector in this region has continued to provide us with market opportunities as ongoing deregulation has fostered competition, foreign investment, and technological innovations. The Brazilian telecommunications market was deregulated in 1997, when licenses for wireless services were sold, and continued in 1998, when all state owned companies were sold. In 2001, four personal communications services, or PCS, licenses were sold in Brazil and others are in process. The spectrum for 3G wireless services has been defined in Brazil and licenses for these services are expected to be offered by 2003. Argentina and Chile are the most deregulated markets in the region. Both countries have PCS wireless networks deployed and are considering 3G wireless network spectrum allocation for the end of 2001 in Argentina, and for the first quarter of 2002 in Chile. Mexico and Colombia are continuing to open their respective markets to competition.

Wireless networks continue to represent our primary business in the Caribbean and Latin America region, but optical networks are becoming increasingly important. Looking ahead, new market players, such as Internet service providers, and utility and cable companies, are expected to present further market opportunities for the networking industry in the region.

         Our primary service provider and carrier competitors in the Asia Pacific region include Ericsson, Nokia, Alcatel, Lucent, Cisco, and Motorola. In the Asia Pacific region, major service provider and carrier customer groups include incumbent carriers, global carriers, wireless service providers, and Internet service providers. The pace of deregulation in the telecommunications markets in the Asia Pacific region accelerated during 2000, particularly in Singapore, India, and China. This evolving landscape has led to regional network expansions, the entrance of new players, and a number of national and domestic restructurings by telecommunications companies that have created opportunities in the market. Continued investment in the region and unsatisfied demand for voice and data services have also continued to support market growth. The granting of 3G wireless network licenses is currently scheduled to take place in Japan, South Korea, New Zealand, Singapore, Australia, Hong Kong, and Taiwan in 2001. Looking ahead, we anticipate that 3G wireless network license awards and the commercial availability of 3G networks may become important longer-term market drivers in the Asia Pacific region. We also believe we are well positioned in the region in optical networking, and have been awarded several major optical networking "build-outs" in China and other countries in the region. We anticipate that investments in optical networking solutions and high-speed access solutions could also become important market drivers in the region.

         The primary global factors of competition for data and voice networking equipment for service providers and carriers include:

     -    product features and availability;

     -    conformity to existing and emerging industry standards;

     -    product performance and reliability;

     -    warranty and technical support;

     -    price;

     -    availability of customer financing;

     - interoperability with other networking products and ability to provide network solutions;

     -    network management capabilities;

     - traditional supplier relationships, particularly in the European, Middle East and Africa region and the Asia Pacific region; and

     -    where applicable, regulatory certification.

     Enterprise Segment

         We provide networking equipment to enterprises and organizations around the world. We offer our enterprise products and solutions to a broad range of customers around the world, including large enterprises and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Key industry sectors for our business customers include the telecommunications, high-tech manufacturing, and financial services sectors. We also serve business customers in healthcare, retail, hospitality, services, transportation, and other industry sectors. We sell our enterprise products and solutions globally through multiple channels, including a network of value-added resellers, distributors, licensees, and network and systems integrators, and, in the case of certain products sold to major customers, through domestic sales forces. Although products must conform to various safety and other standards, the global enterprise market is largely unregulated.

         Our primary competitors in the enterprise market are data networking companies, such as Cisco, as well as telecommunications equipment suppliers, including Alcatel, Avaya Inc., Siemens, and Ericsson. Since some of the markets in which we compete are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological change, some smaller niche market companies and "start-up" ventures are now, and others may become, primary competitors. For example, we currently face competition from many smaller niche companies in the sale of eBusiness solutions.

         Our primary competitors in this segment in the United States and Canada include Avaya Inc., Cisco, 3Com Corporation, Siemens, and Ericsson. We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. In the United States and Canada, the growth of the Internet has been transforming traditional telecommunications, information access, and services. This has provided markets for our broad portfolio of data enterprise communications products. We anticipate that, over the long term, Internet use and the cost reduction opportunities for corporations switching to the current generation of solutions will continue to create market opportunities for the networking industry in the United States and Canada, particularly in optical storage networks and high-performance data networking.

         The rapid and increasingly severe downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and in other countries and geographic regions in which we conduct business. To the extent that this occurs, the networking industry in general, and demand for our products and services in particular, are likely to be negatively affected in these countries and geographic regions.

         Our primary competitors in this segment in the European, Middle East and Africa region include Alcatel, Cisco, Ericsson, and Siemens. In the European, Middle East and Africa region, our market leadership in the sale of optical networking systems in the service provider and carrier segment has led to opportunities to deliver private network optical solutions, particularly for the financial services sector. We continue to be a leader in the region in private branch exchanges, call centers, and wide area data networks, and we have experienced growth in local area campus switching. We anticipate that over the long term Internet use and data networking will continue to create opportunities for the networking industry in the region, particularly in eBusiness solutions as well as in extending optical networks into enterprises through optical access and short-haul optical transmission solutions.

         Our primary competitors in this segment in the Caribbean and Latin America region include Siemens, Cisco, and Avaya. In the Caribbean and Latin America region, our relationships with incumbent local exchange carriers in the region, and the enhanced communications options for enterprises created by ongoing telecommunications deregulation in Latin America, have created opportunities for us in the sale of enterprise telephony network solutions. However, foreign import tariffs in Brazil and certain other countries in the region favour businesses that manufacture their products locally. Similar to other regions around the world, we anticipate that over the long term Internet use and data networking will continue to create opportunities for networking companies in the region. We anticipate that companies like us with ongoing relationships with systems integrators who have a strong market presence in key countries, such as Brazil, Mexico, and Argentina, are likely to experience particular market opportunities in the sale of eBusiness solutions and Internet Protocol-enabled solutions in the region.

         Our primary competitors in this segment in the Asia Pacific region include Avaya, Siemens, Cisco, NEC Corporation, and Ericsson. Despite the varied economic performance of countries in the Asia Pacific region, we have experienced overall growth in data and voice networking in this geographic area. We enter into strategic relationships with large, multinational business consulting firms in the region to provide complex end-to-end eBusiness solutions that are tailored to the specific needs of our enterprise customers. We also offer standard enterprise networking solutions. We anticipate further market opportunities for enterprise networking companies in this region, particularly in the sale of eBusiness solutions and other data networking solutions in countries where deregulation has led to less expensive communications services.

         The principal factors of competition for enterprise data and voice networking equipment customers include:

     - product features and availability;

     -    conformity to existing and emerging industry standards;

     -    product performance and reliability;

     -    warranty and technical support;

     -    price;

     - interoperability with other networking products and ability to provide network solutions;

     - traditional supplier relationships, particularly in the European, Middle East and Africa region and the Asia Pacific region; and

     -    distribution channels.

PRODUCTS

         Our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of this business evolution and the proposed operating segments and product categories, see "Outlook and Industry
Developments - Evolution of Operating Segments and Product Categories" on page 17 below. The discussion below describes the products and services offered by our service provider and carrier segment and our enterprise segment. This discussion does not reflect the anticipated operating segment and product category reclassification.

     Service Provider and Carrier Products

         We offer an extensive portfolio of solutions to our service provider and carrier customers, including optical networking solutions, access and core networking solutions, wireless networking systems, and professional services. We also manufacture optical networking components.

         Our optical networking solutions include a broad range of optical networking products to address the optical transmission and switching needs of service providers and carriers. Optical networks use fiber-optic transmission and switching systems to support data, voice, and video communications between locations within a city or between cities, countries, or continents. For optical data networks, we offer the OPTera line of products and services.

     - Our long-haul optical transmission products are designed to provide long-distance, high-capacity dense wavelength division multiplexing transport including solutions for operators of land-based and submarine networks.

     - Our flexible, short-haul optical transmission solution is designed to bring high-speed Internet access and the high-performance Internet into metropolitan cities and campus environments.

     - Our intelligent optical switches are designed for high-capacity, high-performance, reliable core networks.

     - Our high-capacity, customized services are designed for both long-haul and metropolitan solutions and support a broad range of end-user applications, including high-speed Internet access, local area network connectivity, private network solutions, and storage area network connectivity.

     - Our specialized multi-product switching and routing solution is designed to converge optical and packet networks into one network that carries virtually all types of data, voice and video traffic at high speeds. This product is currently in customer trials.

         We also offer traditional optical transmission systems that support most major global transmission standards. As an alternative to optical transport, we offer digital radio transport options.

         To provide access to the high-performance Internet, we offer an extensive range of metropolitan and "first mile" network access products using optical and wireline technologies.

     - Our flexible short-haul optical transmission solution is designed to bring high-speed Internet access and the high-performance Internet into metropolitan cities and campus environments. Our Optical Ethernet solution is designed to combine the reach and reliability of short-haul optical transmission with the simplicity and cost-effectiveness of Ethernet switching. This solution extends Ethernet, which is the local area network standard, beyond the building or campus network into the metropolitan area network, and brings optical networks closer to businesses and neighborhoods.

     - Our wireline access products are designed to provide carrier-class services using a physical connection to the subscriber's premise, and include our CVX series of remote access switches, our AccessNode digital loop carrier products, and our Universal Edge products. Our Universal Edge family of products provide high-speed wireline access, including multiple digital subscriber line access and traditional voice access.

         We also offer core networking solutions to our service provider and carrier customers. These solutions include switching systems, routers, aggregation products, and network management systems for data, voice, and video networks.

     - Our Succession solution is a carrier-grade, multi-vendor-compatible, multi-product switching or routing solution. Succession is designed to give carriers and other service providers the ability to support data networking without replacing their existing voice networks. Succession also provides complete next-generation network solutions for new and emerging networks.

     - Our Passport family of products offers high-speed, high-capacity data switching and routing to support traditional asynchronous transfer mode and frame relay services. These products are also key components of our solutions for Succession, digital subscriber line, access, Internet Protocol virtual private network systems, and third generation, or 3G, wireless systems.

     - Our traditional digital multiplex system, or DMS, family of digital switching systems includes local, toll, long-distance, and international solutions. They provide a broad range of service capabilities, including the Centrex business telephony services. We also use our DMS products for wireless switching and in signaling solutions.

     - Our Shasta Broadband Service Node products are Internet services solutions designed to allow Internet service providers and other service providers to logically group and sort tens of thousands of various types of subscribers (i.e., digital subscriber line, dial, wireless, frame relay, asynchronous transfer mode, and cable), and to centrally apply value-added IP services for end-users.

     - Our Preside products are carrier-class network management software solutions that enable service providers to deliver data, voice and video services to their customers. Preside is sold in standard and enhanced software bundles and is designed to provide network assurance to help service providers monitor network faults and performance, network activation to configure and provision network elements, and aspects of service accounting to facilitate billing management. Our Preside products are an integral part of our optical, wireless, access, and core network solutions.

     - Our Contivity portfolio of switching platforms for IP-based virtual private networks enable secure Internet access for remote users, corporate intranets and corporate extranets.

         We offer a broad portfolio of solutions for mobile cellular and personal communication services, or PCS, networks and are committed to delivering third generation, or 3G, wireless solutions. Our existing mobility products span most major global digital standards for mobile networks.

     - CDMA and CDMA 3G - Our code division multiple access, or CDMA, portfolio includes products that support high-speed packet data while offering enhanced voice capacity. We are currently designing CDMA 3G data and capacity solutions to allow operators to transition more easily to 3G solutions from traditional CDMA standards. Our CDMA 3G solutions are currently in customer trials.

     - TDMA - Our time division multiple access, or TDMA, portfolio includes TDMA PCS solutions designed to offer high quality voice service, radio frequency management, and advanced features and functionality.

     - GSM, GPRS and UMTS 3G - Our global system for mobile communications, or GSM, portfolio includes general packet radio standard, or GPRS, next generation wireless products as well as traditional GSM solutions. Our GPRS products are currently being combined with Passport and Contivity Extranet switches to deliver wireless Internet solutions. These Internet solutions will also support the eventual transition from GPRS to universal mobile telecommunications system, or UMTS, 3G wireless radio technology. Our UMTS 3G wireless technology is currently in customer trials.

         We provide customers with a comprehensive suite of professional services designed to help realize their vision of the high performance Internet. We offer specialized services in a variety of global practice areas.

     - Next Generation Infrastructure Services - strategic planning through network design, "build-out," and certification of next-generation networks, including services focused on transforming traditional voice networks to an IP-ready network architecture.

     - Operations and Business Support Solutions (OSS/BSS) - operational planning, consulting, and integration services relating to network management solutions and network intensive applications supporting the overall operation of networks.

     - Managed Services - technology and process outsourcing services designed to improve operational efficiency and facilitate time to market through programs ranging from complete operational support of large enterprise networks to customized outsourcing programs for service providers.

     - Applications and Content Solutions - services designed to enable service providers to deliver content and applications effectively and profitably over their networks to their enterprise customers.

In addition, we offer a complete range of foundation services associated with the installation and ongoing technical support of network solutions through our global customer care organization.

         We also manufacture optical components for incorporation into our own products and for sale to other network equipment manufacturers. Our optical components products include: active and passive optical components, lasers and filters, transmitters and receivers, amplifiers, attenuators, integrated circuits, wide area network devices, and other devices for long-haul, metropolitan, and access applications.

     Enterprise Products

         We offer data networking solutions, telephony communications solutions, communications applications, and related services for business networks to our enterprise customers. We offer high performance Internet and data networking solutions for local area networks, campus networks, metropolitan area networks, and wide area networks using high-speed Ethernet and asynchronous transfer mode switching and shared media hubs. These solutions use routers, virtual private network products, enterprise network switches for wide area networks, routing software, Internet Protocol services for policy and directory management and address administration, and network management applications, including security, fault management, configuration, and engineering management. For enterprise telephony solutions, we offer digital switching, private branch exchanges and key systems, Internet Protocol-based private branch exchanges, network-based telephony systems, gateways, and telephones. For small businesses, we offer key systems, small office data networking products, such as local area network switches, routers, virtual private network gateways and remote access servers, and advanced Internet Protocol telephony products. For wireless solutions, we offer wireless data and telephony products for campus or in-building mobility, including dynamic Internet Protocol address assignment products, and virtual telephony client software. Our key product families in these areas include:

     - Passport switching and routing solutions for campus data networks as well as metropolitan and wide area networks;

     - BayStack switching and routing solutions for workgroup local area networks and small businesses;

     - Optivity software products and applications for network management, services management, directory management, and policy management;

     - Meridian 1, SL-100 and 6500 private branch exchange enterprise telephony systems and Norstar small business telephony systems; and

     - Succession and Business Communications Manager software solutions for advanced Internet Protocol-based telephony services.

         We offer a broad portfolio of business solutions and products to our enterprise customers. Many of our enterprise customers are building high performance customer service environments. Their customer-focused strategies often use our advanced portal technologies, including call centers, interactive voice response systems, web-response centers, and advanced speech recognition systems. These systems are designed to enable enterprises to integrate customers into their electronic business processes in a way that facilitates engaging and transacting with customers, fulfilling their transaction requirements, and servicing their continuing needs. Key product families in this area include:

     -    Clarify customer relationship management software;

     -    Periphonics interactive voice response systems; and

     -    Symposium call centers.

         We also offer professional telecommunications management and consulting services to governments and enterprises. See the discussion of professional services in "Products - Service Provider and Carrier Products" commencing on page 9 above.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND PRODUCT CATEGORY

         For financial information by operating segment and product category, see Note 3 to the Consolidated Financial Statements commencing on page F-11, and see "Revenues by segment" commencing on page 26 in Management's Discussion and Analysis of Financial Condition and Results of Operations. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified and reported on a new basis commencing the quarter ended March 31, 2001. For a discussion of this business evolution and the proposed operating segments and product categories, see "Outlook and Industry
Developments - Evolution of Operating Segments and Product Categories" on page
17.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

         For financial information by geographic area, see "Geographic information" on page F-13 in Note 3 to the Consolidated Financial Statements, and see "Revenues by geographic area" commencing on page 28 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

WORKING CAPITAL

         For information on working capital in our service provider and carrier segment and in our enterprise segment, see "Outlook and Industry
Developments - Future Working Capital Requirements, Customer Financing and Turnkey Contracts" on page 18 below, and see "Liquidity and capital resources" commencing on page 33 and "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEASONALITY

         As a result of the networking industry purchasing cycles exhibited by our service provider and carrier customers and our enterprise customers, our business results in both our service provider and carrier segment and in our enterprise segment tend to be strongest in late fall/early winter, almost as strong in late spring/early summer, not quite as strong in the late summer/early fall, and the least strong in late winter/early spring. Accordingly, our business results in both of our operating segments are generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter, and the least strong in our first quarter. There are, however, a number of factors that could impact the purchasing patterns of our customers and consequently change or otherwise affect the seasonality of our business. For instance, we have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. This economic downturn may change or otherwise affect the seasonality of our business. See "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOURCES AND AVAILABILITY OF MATERIALS

         We are generally able to obtain sufficient materials and components from global sources to meet our needs for both our service provider and carrier segment and our enterprise segment. In both our service provider and carrier segment and our enterprise segment, we:

     - make significant purchases of electronic components, optical components, original equipment manufacturer products, software products, outsourced assemblies, and other materials and components from many domestic and foreign sources;

     - develop and maintain alternative sources for certain essential materials and components; and

     - occasionally maintain special inventories of components internally or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

Commencing in 1999 in our service provider and carrier segment, extraordinary increases in customer demand for optical networking systems began to exceed our ability to manufacture or otherwise obtain the necessary components and materials needed to supply these systems within customary delivery periods. This created a backlog of orders for our optical networking systems. We addressed this situation during 1999 and 2000 by increasing our internal manufacturing capacity for optical networking systems and components and by expanding our use of contract manufacturers. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems, and delivery periods returned to more traditional levels and remained unchanged at the end of 2000. We believe we will continue to manufacture or otherwise obtain sufficient components and materials to supply our optical networking systems within customary delivery periods. See "Developments in 2000 - Manufacturing expansion" on page 24 and "Liquidity and capital resources" commencing on page 33 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESEARCH AND DEVELOPMENT

         Our research and development activities - specifically, research, design and development, systems engineering, and other product development activities - focus on our service provider and carrier and enterprise businesses. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

         We conduct most of our research and development activities in 45 primary locations around the world, including primary locations in the United States and Canada (25), Europe and the Middle East (15), the Asia Pacific region
(4), and Latin America (1). Much of this research and development activity takes place in 21 Nortel Networks sites that predominantly carry on research and development activities, while other research and development activity takes place in Nortel Networks multi-function sites. As at December 31, 2000, we employed approximately 26,500 full-time research and development employees. As at December 31, 2000, we employed approximately 12,400 full-time research and development employees in Canada, approximately 9,900 full-time research and development employees in the United States, and approximately 3,800 full-time research and development employees in Europe. We also conduct research and development activities through joint ventures and partner labs in countries such as China, India, and Australia.

         The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

                                                   (Millions of Dollars)
                                                 2000       1999     1998
                                                -------   -------  ---------
Research and development expense               $ 3,995    $ 2,992    $ 2,532
Research and development costs
   incurred on behalf of others                     64        131         97
                                               -------    -------   --------
Total                                          $ 4,059    $ 3,123    $ 2,629
                                               =======    =======   ========

INTELLECTUAL PROPERTY

         For both our service provider and carrier segment and our enterprise segment, we maintain a substantial portfolio of intellectual property rights, including trademarks, licenses, and an extensive and growing portfolio of patents covering significant inventions arising from research and development activities. Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our service provider and carrier products and our enterprise products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world.

         We generate a significant number of new patents and new patent applications each year as an ongoing part of the business of each of our operating segments. Approximately 75 percent of our patents relate to our service provider and carrier segment and approximately 25 percent relate to our enterprise segment. We own approximately 2,500 patents in the United States and approximately 3,000 patents in other countries. Our patents outside of the United States are primarily counterparts to our United States patents. We have entered into mutual patent cross-license agreements with several major corporations to enable each party to operate without risk of a patent infringement claim from the other. We also occasionally license single patents or groups of patents from third parties. In addition, we license certain of our patents and/or technology to third parties.

         In both our service provider and carrier segment and our enterprise segment, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, and to enhance our competitiveness.

ACQUISITIONS, STRATEGIC ALLIANCES AND MINORITY INVESTMENTS

         Since 1998, we have accelerated our acquisition of companies to enhance the expansion of our business to include solutions for data and video networking in addition to traditional telecommunications equipment. In 2000, we acquired a number of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high-performance Internet. For information regarding the risks associated with acquisitions, see "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations. For details of our acquisitions and acquisition strategy since January 1, 2000, see "Developments in 2000 - Acquisitions in 2000" commencing on page 23 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that we do not consider to be part of our core businesses, including, but not limited to, the areas of non-core optical components, network computing, wireless appliances, and certain applications. Strategic alliances also augment our access to potential new customers.

         We make minority investments in "start-up" businesses with technology, products, or services that have the potential to fulfill key existing or emerging market opportunities. By developing ongoing relationships with these new ventures, we believe we lay the foundation for potential future alliances to support our customer solutions.

EMPLOYEE RELATIONS

         At December 31, 2000, we employed approximately 92,900 people, including approximately: 36,700 in the United States; 25,600 in Canada; 23,600 in Europe; and 7,000 in other countries. In addition, our proportionate share of the employees of joint ventures was approximately 200 at December 31, 2000. In light of the current economic environment, particularly in the United States, and in order to optimize profitability and drive efficiencies in the business, on February 15, 2001, Nortel Networks Corporation announced an estimated reduction for 2001 of approximately 10,000 employees, which will be implemented primarily by the Company as Nortel Networks Corporation's principal operating subsidiary. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

         Labor contracts cover approximately 7 percent of our employees worldwide. In Canada, labor contracts cover approximately 17 percent of our employees. Five labor contracts, covering all Canadian unionized employees, were renegotiated in 2000. Two of these five labor contracts cover approximately 79 percent of Canadian unionized employees and will expire in 2004. Two of the remaining three contracts expire in 2003, affecting approximately 6 percent of Canadian unionized employees, and the other contract expires in 2008, affecting approximately 15 percent of Canadian unionized employees. Labor contracts cover approximately 5 percent of our employees in Europe and all of our employees in Brazil. The labor contracts generally have a one-year term in Europe and Brazil, and primarily relate to remuneration.

         We believe our employee relations are positive. However, the recruitment and retention of technically skilled employees are highly competitive in the global networking industry. We believe that our continued ability to recruit and retain skilled employees will be critical to our future success. See "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL MATTERS

         Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws, and have a corporate environmental management system standard and an environmental protection program to promote such compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program.

         Our environmental policy embraces the principle of product stewardship, which challenges manufacturers to evaluate and assume responsibility for the environmental impacts of products throughout their life cycles. Our environmental program focuses its activities on design for the environment, and supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

         For additional information regarding our environmental matters, see "Contingencies - Environmental matters" commencing on page F-36 in Note 19 to the Consolidated Financial Statements.

RECENT DEVELOPMENTS

         The following list highlights some of the key developments for Nortel Networks since January 1, 2000:

          - BCE Plan of Arrangement - The Company participated in a Canadian court-approved plan of arrangement with BCE and Nortel Networks Corporation, previously known as New Nortel Inc., on May 1, 2000. The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in the Company. The plan of arrangement had the effect of solidifying the independence of Nortel Networks and its management from BCE. For details, see "Developments in 2000 - BCE plan of arrangement" commencing on page 22 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          - Acquisitions - For details of our acquisitions and acquisition strategy since January 1, 2000, see "Developments in 2000 - Acquisitions in 2000" commencing on page 23 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          - Manufacturing Expansion - In 1999 and 2000, a series of investments were announced totaling $2.56 billion to expand optical solutions and component production capacity and capability in North America, Europe, and Australia. For details, see "Developments in 2000 - Manufacturing expansion" on page 24 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          - Streamlining of Business Processes - We continued to streamline our business and operations in 2000. For details, see "Developments in 2000 - Streamlining of business processes" commencing on page 24 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          - Employee Reductions - In light of the current economic environment, particularly in the United States, and in order to optimize profitability and drive efficiencies in its business, on February 15, 2001, Nortel Networks Corporation announced an estimated reduction for 2001 of approximately 10,000 employees, which will be implemented primarily by the Company as Nortel Networks Corporation's principal operating subsidiary. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

          - Other - For details regarding other recent developments, including recent legal proceedings initiated against Nortel Networks Corporation, the February 2001 Nortel Networks Limited note offering, and other matters, see "Developments in 2000" commencing on page 22 and "Developments in 2001" on page 25 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK AND INDUSTRY DEVELOPMENTS

     Business Outlook

         We have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. However, with the substantial growth of the Internet and the increased volume of data network traffic, we are focusing on the expected high growth areas in the global networking industry over the next few years, including, but not limited to:

     - high-speed, high-capacity optical transmission for long-haul and metro applications;

     -    third generation, or 3G, wireless solutions; and

     -    packet networking and related services.

We are also committed to meeting the market demand for network solutions that address the needs of specific customer groups, including but not limited to:
Internet service providers, wireless network providers, carriers, resellers, and enterprises in key industries, including financial services, high-tech manufacturing, and telecommunications. We intend to continue to compete for current and future market opportunities by using our existing portfolio of network solutions and services, by developing new products and technologies through ongoing research and development, and by acquiring or aligning with companies that have new, attractive product offerings and technologies. See "Research and Development" commencing on page 13 and "Acquisitions, Strategic Alliances and Minority Investments" commencing on page 14 above. Our ability to develop or acquire technologies, products and services to fulfill the changing needs of our customers and address new market opportunities is critical to our future success. See "Results of operations" commencing on page 25, "Liquidity and capital resources" commencing on page 33, and "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Evolution of Operating Segments and Product Categories

         Our customers, our markets, and our business continue to evolve. To reflect the continued evolution of our business, we are changing the way we manage our business, and, as a result, we anticipate that the classification of our products and financial information by operating segment and product category will be modified, restated, and reported on a new basis commencing the quarter ended March 31, 2001. Under the anticipated reclassification, our proposed operating segments would include:

     - Network Infrastructure, consisting of all networking solutions for our service provider, carrier and enterprise customers, and including:

          - our long-haul optical transmission products under the new Optical Inter-City product category,
          - our short-haul optical transmission products, our core networking solutions, including packet and circuit switching, our eBusiness and service solutions, and most of our access solutions under the new Local Internet product category, and
          - our solutions, services and applications for mobility networks under the new Wireless Internet product category;

     - Photonics Components, consisting of our optical components manufacturing operations; and

     - Other, which would include certain customer premises-based voice and data networking solutions, our professional services, our civil works and original equipment manufacturer offerings, and certain of our narrowband and broadband access products, such as the Cornerstone product family.

Under the proposed reclassification, our consolidated revenues (unaudited) by operating segment and product category would be as set forth in the table below.


                                                       (Millions of U.S. Dollars)                              U.S. GAAP
                                                          Three Months Ended                                  Years Ended
                                    --------------------------------------------------------------            December 31,
Revenues                             March 31,         June 30,      September 30,     December 31,     -----------------------
                                       2000             2000             2000              2000           2000           1999
                                     ---------        ---------      ------------      -----------      --------       --------
Network Infrastructure:
  Optical Inter-City                $   1,424         $   1,799        $   1,577        $   2,112      $  6,912       $  3,073
  Local Internet                        2,259             3,007            2,614            3,365        11,245          7,677
  Wireless Internet                     1,062             1,268            1,370            1,392         5,092          3,877
                                    ---------         ---------        ---------        ---------      --------       --------
                                        4,745             6,074            5,561            6,869        23,249         14,627

Photonics Components                      402               535              674              814         2,425            924
Other                                   1,486             1,654            1,600            1,716         6,456          6,420
Intersegment Revenue
  Elimination                            (311)             (442)            (532)            (667)       (1,952)          (684)
                                    ---------         ---------        ---------        ---------      --------       --------
 Total                              $   6,322         $   7,821        $   7,303        $   8,732      $ 30,178       $ 21,287
                                    =========         =========        =========        =========      ========       ========

     Future Working Capital Requirements, Customer Financing and Turnkey
Contracts

         Our working capital practices in our service provider and carrier segment and in our enterprise segment focus on asset velocity and the quality of extended receivables, and are consistent with industry practices. To improve our overall working capital position, in both of our operating segments, we continue to focus on improving our billing processes, our quarterly and annual business profile, and our inventory management. However, we have seen a rapid and increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect the United States economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business. This economic downturn could affect our working capital position. In addition, the competitive environment in which we operate, particularly in our service provider and carrier segment, requires us and many of our principal competitors to provide significant amounts of medium-term and long-term customer financing. The nature of our business also requires that we enter into turnkey supply contracts and network outsourcing contracts with customers. For a discussion of our financing arrangements, our customer financings, and our turnkey and outsourcing contracts, see "Liquidity and capital resources" commencing on page 33 and "Forward-looking statements" commencing on page 38 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE "FORWARD-LOOKING STATEMENTS" COMMENCING ON PAGE 38 IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2.  PROPERTIES

         At December 31, 2000, we operated 29 manufacturing and repair sites occupying approximately 6.2 million square feet, of which approximately 1.9 million square feet were leased. These sites were located in Canada, the United States, the United Kingdom, Turkey, France, Brazil, Australia, Germany, China, Malaysia, and Equador. Our service provider and carrier segment is the primary user of approximately 72 percent of these facilities, our enterprise segment is the primary user of approximately 18 percent of these facilities, and our corporate and other segment is the primary user of approximately 10 percent of these facilities.

         At December 31, 2000, we operated 31 distribution center sites occupying approximately 1.3 million square feet, of which approximately 0.8 million square feet were leased. These sites were located in the United States, Canada, the United Kingdom, Colombia, France, Japan, Mexico, Australia, Italy, and Brazil. Our service provider and carrier segment is the primary user of approximately 73 percent of these facilities, our enterprise segment is the primary user of approximately 16 percent of these facilities, and our corporate and other segment is the primary user of approximately 11 percent of these facilities.

         At December 31, 2000, we operated 477 office sites (administration, sales, and field service) occupying approximately 16.6 million square feet, of which approximately 12.7 million square feet were leased. These sites were located in the United States, Canada, the European, Middle East and Africa region, the Asia Pacific region, and the Caribbean and Latin America region. Our service provider and carrier segment is the primary user of approximately 52 percent of these facilities, our enterprise segment is the primary user of approximately 33 percent of these facilities, and our corporate and other segment is the primary user of approximately 15 percent of these facilities.

         At December 31, 2000, we operated an additional 21 sites that carry on predominantly research and development activities, occupying approximately 4.7 million square feet, of which approximately 2.3 million square feet were leased. These sites were located in Canada, the United Kingdom, the United States, France, Ireland, Australia, Italy, and India. Our service provider and carrier segment is the primary user of approximately 83 percent of these facilities, our enterprise segment is the primary user of approximately 15 percent of these facilities, and our corporate and other segment is the primary user of approximately 2 percent of these facilities.

         We believe our plants and facilities are suitable and adequate, and have sufficient productive capacity to meet our current needs. See "Developments in 2000 - Manufacturing expansion" on page 24 and "Developments in 2000 - Streamlining of business processes" commencing on page 24 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  LEGAL PROCEEDINGS

         For a discussion of our material legal proceedings, see "Legal proceedings" commencing on page 36 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common shares are no longer listed and posted for trading on any stock exchange. Nortel Networks Corporation is the sole holder of 100 percent of the Company's issued and outstanding common shares. Nortel Networks Corporation's common shares are listed and posted for trading on the New York Stock Exchange in the United States and on The Toronto Stock Exchange in Canada. For additional information, see "Developments in 2000 - BCE plan of arrangement" commencing on page 22 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                                                (millions of U.S. dollars except per share amounts)
                                                          2000            1999            1998           1997            1996
                                                        --------        --------       --------        --------        --------
Results of Operations

Revenues                                                $ 30,178        $ 21,287       $ 16,857        $ 14,581        $ 11,919
Research and development expense                           3,995           2,992          2,532           2,221           1,870
Other income - net                                           902             246            221             (49)             69
Income tax provision                                       1,104             526            420             381             205
Net earnings (loss)                                       (1,285)           (324)        (1,250)            712             564
Dividends on preferred shares                                 31              27             32              17               4
Net earnings (loss) applicable to
  common shares                                           (1,316) (1)       (351) (2)    (1,282) (3)        695 (4)         560

Financial Position at December 31

Working capital (5)                                     $  7,229        $  5,031       $  4,305        $  3,489        $  3,080
Total assets                                              30,912          24,007         21,828          12,250          10,720
Long-term debt                                             1,622           1,426          1,529           1,635           1,558
Minority interest in subsidiary companies                    195              48             89              94              97
Preferred shares                                             609             609            609             609             367
Common shareholders' equity                               17,959          13,072         12,190           4,517           4,304
Book value per common share                                12.36            9.49           9.19            4.35            4.14


(1)  Includes the following:
     -  Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all
        acquisitions subsequent to July 1998)                                                              $   (4,107)
     -  stock option compensation                                                                          $      (99)
     -  one-time gains                                                                                     $      856
     -  one-time charges                                                                                   $     (273)
     -  net tax impact on above                                                                            $       (4)

(2)  Includes the following:
     -  Acquisition Related Costs                                                                          $   (2,075)
     -  one-time gains                                                                                     $      264
     -  one-time charges                                                                                   $     (209)
     -  net tax impact on above                                                                            $      235

(3)  Includes the following:

     -  Acquisition Related Costs                                                                          $   (2,341)
     -  one-time gains                                                                                     $      441
     -  one-time charges                                                                                   $     (447)
     -  net tax impact on above                                                                            $       85

(4)  Includes the following:

     -  one-time gains                                                                                     $      102
     -  one-time charges                                                                                   $      (95)
     -  net tax impact on above                                                                            $       (1)

(5) Comparative amounts have been restated to conform with current period's presentation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with our consolidated financial statements and notes, which begin on page F-1. We have prepared these consolidated financial statements in accordance with United States generally accepted accounting principles. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements," on page 38. All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

         Where we say the "Company," we mean Nortel Networks Limited without its subsidiaries. Where we say "we," "us," "our" or "Nortel Networks," we mean the Company and its subsidiaries.

DEVELOPMENTS IN 2000

BCE plan of arrangement

         On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with BCE Inc. and Nortel Networks Corporation (our current parent company). The parties implemented the plan of arrangement to permit the distribution to BCE common shareholders of almost all of the BCE shareholding in the Company, and had the effect of solidifying the independence of Nortel Networks and its management from BCE. As a result of the plan of arrangement:

     - BCE's shareholding decreased from approximately 36 percent in the Company to approximately 2 percent in Nortel Networks Corporation;

     - BCE's common shareholders acquired approximately 34 percent of Nortel Networks Corporation's common shares;

     - the Company changed its name from "Nortel Networks Corporation" to "Nortel Networks Limited";

     -    our parent company assumed the name Nortel Networks Corporation;

     - Nortel Networks Corporation acquired 100 percent of the Company's common shares and the Company's common shares ceased to be publicly traded;

     - the Company and its subsidiaries became Nortel Networks Corporation's direct and indirect subsidiaries, respectively; and

     - our preferred shares and debt securities outstanding immediately prior to the plan of arrangement remained outstanding and continued to be obligations of the Company.

         The following charts illustrate our corporate structure before and after the plan of arrangement:

                       [NORTEL CORPORATE STRUCTURE CHART]

         Nortel Networks Corporation is the successor to the Company for various purposes under the Securities Exchange Act of 1934 (the "Exchange Act"), and has assumed our former Commission File Number (001-07260). Nortel Networks Corporation began filing reports under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000. The Company continues to be a reporting company under the Exchange Act and filed a registration statement on Form 10 in order to obtain a new Commission File Number. The Company began filing reports under its new Commission File Number (000-30758) with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2000. The Company is Nortel Networks Corporation's principal direct operating subsidiary.

Acquisitions in 2000

         In 2000, we acquired a number of companies with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high performance Internet. Our major acquisitions are briefly described below. We expect future benefits from our acquisitions through revenue growth as we integrate them into our customer offerings and complete the in-process research and development projects briefly described below. Any inability to successfully integrate these acquisitions into our business and complete these in-process research and development projects in a timely manner could have a material adverse effect on our business, results of operations, and financial condition.

     - PROMATORY COMMUNICATIONS, INC., acquired on March 23, 2000, was a developer of Digital Subscriber Line platforms for high-speed Internet access. As part of this acquisition, we acquired the Intelligent Multiservice Access System - 5.0 suite of products, an in-process research and development project which delivers business and residential-class Digital Subscriber Line services and accommodates all varieties of Digital Subscriber Lines with direct integration into the optical Internet backbone. The initial 5.0 release was completed and began to contribute to consolidated revenues in the third quarter of 2000.

     - CLARIFY INC., acquired on March 16, 2000, was a provider of eBusiness front office solutions. As part of this acquisition, we acquired FrontOffice Release 9.0, an in-process research and development project comprised of a fully scalable Customer Relationship Management software product that allows companies to effectively manage all aspects of the customer relationship throughout the customer lifecycle. The project was completed and began to contribute to consolidated revenues in the second quarter of 2000. A subsequent release was completed and began to contribute to consolidated revenues in the fourth quarter of 2000.

     - QTERA CORPORATION, acquired on January 28, 2000, was a producer of ultra-long-reach optical networking systems. As part of this acquisition, we acquired Photonic Networking Systems, an in-process research and development project comprised of ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. We expect the project to be completed and to begin contributing to consolidated revenues in the second quarter of 2001.

         The Company consummated all acquisitions completed prior to May 1, 2000. Nortel Networks Corporation has consummated all acquisitions since May 1, 2000 involving share consideration, while acquisitions not involving share consideration have continued to be consummated by the Company. The Company or our parent company, Nortel Networks Corporation, intend to continue to acquire businesses in the future that offer the technology and/or resources that would enhance our ability to compete in existing markets or to exploit new market opportunities. However, the level of acquisition activity will depend on the level of volatility in the capital markets. Continued increased volatility in the capital markets in 2001 is expected to result in a slower pace of acquisition activity until such time as markets stabilize and volatility decreases.

         For information on risks associated with acquisitions, see "Forward-looking statements" on page 38.

         For additional information on our in-process research and development projects, see "In-process research and development" on page F-17 in Note 4 to the Consolidated Financial Statements.

Manufacturing expansion

         In November 1999, February 2000, and July 2000, a series of investments in our optical networking and components business were announced totaling $2,560 to, among other things, expand optical production capacity and capability in North America, Europe, and Australia. Commencing in 1999 in our service provider and carrier segment, extraordinary increases in customer demand for optical networking systems began to exceed our ability to manufacture or otherwise obtain the necessary components and materials needed to supply these systems within customary delivery periods. This created a backlog of orders for our optical networking systems. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems and delivery periods have returned to more traditional levels.

         For additional information on manufacturing expansion initiatives, see "Liquidity and capital resources" on page 33.

Streamlining of business processes

         In order to improve our agility and flexibility in meeting customer demands for our products and network solutions, we undertook a transformation of our supply chain from a vertically integrated structure to a virtually integrated model commencing in January 1999. This strategy was designed to simplify and streamline our business and operations processes to better meet the rapidly changing needs and values of our customers worldwide. We accomplished the following key initiatives:

     - restructured our entire Global Operations organization around customers instead of products and brought together all elements of the supply chain under a single executive;

     - developed and enhanced our Internet ordering capability to provide a single point for order entry, order status and invoice status for all customer orders;

     - completed the divestiture and outsourcing of specific operations in North America and Europe, on June 3, 2000, and in Turkey, on September 1, 2000, to Solectron Corporation, an electronics manufacturing services company offering a full range of integrated supply-chain solutions. This divestiture and outsourcing transaction represented the fulfillment of substantially all of our operations strategy announced in January 1999; and

     - On November 4, 2000, Nortel Networks Corporation outsourced certain global information services functions to Computer Sciences Corporation, an arrangement estimated to be worth $3,000 over seven years. Computer Sciences Corporation will directly support our information services organization and deliver global desktop and help support, computer infrastructure management, legacy application development, and support and data center management to our employees.

         We intend to continue to streamline the business by removing administrative complexities, driving efficiencies and eliminating redundancies, managing technological transitions, and by shifting resources from low growth and mature businesses to high growth core businesses.

DEVELOPMENTS IN 2001

- Subsequent to Nortel Networks Corporation's February 15, 2001 announcement in which Nortel Networks Corporation provided new guidance for financial performance for the fiscal year and first quarter 2001, Nortel Networks Corporation and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired Nortel Networks Corporation's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. Nortel Networks Corporation advises that it intends to vigorously defend all such served actions.

- In light of the current economic environment in the United States, and in order to optimize profitability and drive efficiencies in its business, on February 15, 2001, Nortel Networks Corporation announced an estimated reduction for 2001 of approximately 10,000 employees, which will be implemented primarily by the Company as Nortel Networks Corporation's principal operating subsidiary. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement.

- On February 8, 2001, the Company completed an offering of $1,500 of 6.125 percent notes, which mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at the Company's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a "make-whole" premium.

FINANCIAL HIGHLIGHTS IN 2000

         We reported substantial revenue growth in 2000. However, due to costs associated with our acquisitions over the past three years, in the current year we reported a net loss applicable to common shares of $1,316. Excluding the impact of Acquisition Related Costs (in-process research and development expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation, and certain of the one-time gains and charges, in the current year we reported net earnings from operations applicable to common shares of $2,311.

RESULTS OF OPERATIONS

SERVICE PROVIDER AND CARRIER SEGMENT - This operating segment delivers network solutions that are used by incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, and hosting service providers to interconnect access lines. The service provider and carrier segment also delivers transmission facilities to provide local or long-distance services, wireless communications systems and products to transport data, voice, and video communications between locations within a city or between cities, countries or continents.

ENTERPRISE SEGMENT - This operating segment delivers solutions consisting of web-response centers; advanced speech recognition systems; Internet and data networking solutions; Open IP systems; eBusiness solutions, including call centers, interactive voice response systems; and telephony communications solutions. Enterprise segment customers are generally large enterprises and their branch offices, small businesses and home offices, as well as government, education and utility organizations.

CORPORATE AND OTHER SEGMENT - This non-operating segment represents revenues from business units below ten percent of the Company's consolidated revenues, primarily divested businesses. This segment also includes corporate services, the organization that manages our centralized internal functions. Costs not charged to the operating segments, primarily the amortization of goodwill and other intangible assets and in-process research and development expense, remain within the corporate and other segment.

REVENUES BY SEGMENT

                                    For the years ended December 31,(1)
                              --------------------------------------------------
                                        % OF              % OF             % OF
                                 2000   TOTAL     1999   TOTAL     1998    TOTAL
                              --------  -----   -------- -----   --------  -----
Service Provider and Carrier  $24,828     82    $16,256    76    $13,063     77
Enterprise                      5,342     18      4,951    23      3,670     22
Corporate and Other                 8      -         80     1        124      1
                              -------    ---    -------   ---    -------    ---
Consolidated                  $30,178    100    $21,287   100    $16,857    100
                              =======    ===    =======   ===    =======    ===

(1) We have reclassified revenues by segment for certain comparative amounts to reflect the evolution of certain businesses within the management structure. The primary effect of this reclassification was to move certain businesses among the segments to more closely align the businesses with their primary customers.

CONSOLIDATED

Comparison of 2000 to 1999

         The $8,891, or 42 percent, revenue growth in 2000 compared to 1999, was primarily due to substantial increases in service provider and carrier segment revenues and higher enterprise segment revenues. Consolidated revenues increased as a result of increases in sales volume and new product introductions, slightly offset by price reductions and a sharp decrease in corporate and other segment revenues.

         We have seen a rapid and an increasingly severe downturn in the United States economy in the first quarter of 2001, which has affected growth in demand for our products and services. While we expect this economic downturn to continue well into the fourth quarter of 2001, there can be no certainty as to the degree of the severity or duration of this downturn. We expect that certain network operators will have difficulty accessing the capital markets in 2001 until financial markets recover. On February 15, 2001, Nortel Networks Corporation announced that it expects revenue growth in 2001 will be considerably less than experienced during 2000. We cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in Canada, Europe and other countries and geographic regions in which we conduct business.

Comparison of 1999 to 1998

         The $4,430, or 26 percent, revenue growth in 1999 compared to 1998, was attributable to substantial increases in service provider and carrier segment and enterprise segment revenues from new product introductions and increases in sales volume, marginally offset by price reductions and divestitures. The revenue increases were marginally offset by a sharp decrease in corporate and other segment revenues.

SERVICE PROVIDER AND CARRIER

Comparison of 2000 to 1999

         The $8,572, or 53 percent, revenue growth in 2000 compared to 1999, was largely driven by substantial growth in sales of optical networking solutions, mobility solutions, and high-speed Internet access solutions, and significant growth in sales of core switching solutions. The considerable increase in sales of optical networking systems was driven by substantial growth across all regions, particularly in the United States, Europe, and the Caribbean and Latin America region. Overall, sales of Optical Internet solutions exceeded $10 billion for 2000. The considerable increase in sales of mobility solutions was driven by substantial growth in the United States, Europe, and the Caribbean and Latin America region. The significant increase in sales of core switching solutions was primarily driven by considerable growth in the United States, Europe, and the Caribbean and Latin America region.

Comparison of 1999 to 1998

         The $3,193, or 24 percent, revenue growth in 1999 compared to 1998, was largely driven by substantial growth in sales of optical networking systems and high-speed Internet access solutions. The considerable increase in sales of optical networking systems was driven by substantial growth across all regions. The substantial increase in sales of high-speed Internet access solutions was also driven by growth across all regions with substantial growth in the United States, the Caribbean and Latin America region, Europe, and Canada. In addition, sales of mobility solutions increased significantly in 1999 compared to 1998, primarily due to a substantial increase in sales in the Asia Pacific region and a significant increase in sales in the United States, which more than offset a substantial decline in sales of mobility solutions in the Caribbean and Latin America region, primarily in Brazil and Colombia.

ENTERPRISE

Comparison of 2000 to 1999

         The $391, or 8 percent, revenue growth in 2000 compared to 1999, was due to the consolidation of certain joint ventures effective January 1, 2000 and substantially higher eBusiness solutions revenues, partially offset by lower voice and data networking infrastructure solutions revenues. The substantial growth in eBusiness solutions was driven by considerable growth in the United States, Europe, and the Asia Pacific region. The decline in voice and data networking infrastructure solutions sales was primarily due to significant declines in the United States and Europe (excluding the impact of the joint venture consolidations).

Comparison of 1999 to 1998

         The $1,281, or 35 percent, revenue growth in 1999 compared to 1998, was largely driven by a substantial increase in enterprise data networking revenues due to the acquisition of Bay Networks, Inc., resulting in higher sales of local area networks and data switching systems primarily in the United States and Europe. This revenue growth was also attributable to a significant increase in sales of enterprise voice applications, with significant increases in Europe, increases in the United States, and substantial increases in the Asia Pacific region, which more than offset a substantial decline in sales of enterprise voice applications in Canada.

REVENUES BY GEOGRAPHIC AREA

                                For the years ended December 31,(1)
                     ----------------------------------------------------------
                                 % OF                % OF                 % OF
                       2000      TOTAL      1999     TOTAL      1998      TOTAL
                     --------    -----   --------    -----    --------    -----
United States        $ 18,053     60     $ 12,758     60      $  9,839      58
Canada                  1,665      5        1,434      7         1,362       8
Other Countries        10,460     35        7,095     33         5,656      34
                     --------    ---     --------    ---      --------     ---
Total                $ 30,178    100     $ 21,287    100      $ 16,857     100
                     ========    ===     ========    ===      ========     ===

(1) Revenues are attributable to geographic areas based on the location of the customer.

Comparison of 2000 to 1999

United States

         The $5,295, or 42 percent, revenue growth in 2000 compared to 1999, was due to a substantial increase in revenues in the service provider and carrier segment, partially offset by a modest decline in sales in the enterprise segment. This increase primarily resulted from substantially higher sales to interexchange carriers, purchasers of mobility solutions, and regional Bell operating companies.

         As a result of the rapid and increasingly severe United States economic downturn, we expect 2001 United States revenue growth rates over 2000, as a percentage, will be considerably less than we experienced during 2000 over 1999. The downturn in the United States economy in the first quarter of 2001 could affect economies in Canada, Europe and other countries and geographic regions in which we conduct business.

Canada

         The $231, or 16 percent, revenue growth in 2000 compared to 1999, was primarily due to a considerable increase in sales in the service provider and carrier segment, and moderately higher enterprise segment sales in 2000 compared to 1999. This revenue growth was primarily related to substantially higher sales to customers other than Bell Canada and its related companies, and a slight increase in sales to Bell Canada and its related companies in 2000, compared to 1999. To the extent that the United States economic downturn affects the Canadian economy, the networking industry in general, and demand for our products and services in particular, is likely to be negatively affected.

Other countries

         The $3,365, or 47 percent, revenue growth in 2000 compared to 1999, was primarily due to substantial increases in sales in Europe, the Caribbean and Latin America region, and the Asia Pacific region. The overall growth in revenues in 2000, compared to 1999, was driven by considerably higher service provider and carrier segment sales in Europe, the Asia Pacific region, and the Caribbean and Latin America region. In addition, enterprise segment sales in Europe increased substantially due to the joint venture consolidations. To the extent that the United States economic downturn affects the economies in Europe, the Caribbean and Latin America region and the Asia Pacific region, the networking industry in general, and demand for our products and services in particular, is likely to be negatively affected.

Comparison of 1999 to 1998

United States

         The $2,919, or 30 percent, revenue growth in 1999 compared to 1998, was primarily the result of substantially increased revenues in the service provider and carrier segment and enterprise segment. This increase primarily resulted from substantially higher sales to interexchange carriers, other United States customers, and distributors, which more than offset significantly lower sales to regional Bell operating companies.

Canada

         The $72, or 5 percent, revenue growth in 1999 compared to 1998, was due to improved sales in the service provider and carrier segment, partially offset by a decrease in sales in the enterprise segment. Sales in 1999 to Bell Canada and its related companies were essentially flat, while sales to other Canadian customers were higher compared to 1998.

Other countries

         The $1,439, or 25 percent, revenue growth in 1999 compared to 1998, was due to considerable increases in sales in Europe and the Asia Pacific region. Sales in the Caribbean and Latin America region were essentially flat due to decreased sales in Colombia, largely offset by increases in other Caribbean and Latin America countries. The overall growth in revenues in 1999, compared to 1998, was driven by substantially higher sales in the service provider and carrier and enterprise segments.

GROSS PROFIT

                                           For the years ended December 31,
                                         -----------------------------------
                                           2000          1999         1998
                                         --------      --------     --------
Gross profit                             $ 13,122      $  9,224     $  7,212
Gross margin                                43.5%         43.3%        42.8%

Comparison of 2000 to 1999

         Gross profit increased substantially in 2000 compared to 1999, while gross margin was essentially flat. The increase in gross profit of $3,898, or 42 percent, in 2000 compared to the same period in 1999, was primarily the result of a substantial gross profit increase in the service provider and carrier segment and slightly higher gross profit in the enterprise segment. The substantial increase in gross profit in the service provider and carrier segment in 2000 was largely due to higher gross profit from optical networking, core switching, and mobility solutions, slightly offset by a decline in high-speed Internet access solutions gross profit. The slight increase in gross profit in the enterprise segment was primarily attributable to a substantial increase in gross profit from eBusiness solutions, which was partially offset by a significant decline in gross profit from sales of voice and data networking infrastructure solutions. The lower gross profit realized from sales of voice and data networking infrastructure solutions in the enterprise segment was a result of competitive pricing pressures and less favourable product mix as compared to the same period in 1999.

         Overall, gross margin increased in 2000 by 0.2 percentage points compared to 1999, reflecting comparable pricing for certain of our products and a similar product mix. Although competitive pricing pressures continue, particularly with respect to sales of mobility solutions, overall we were able to mitigate such pricing pressures through increased sales of higher-margin products and manufacturing and other cost-reduction programs. However, we expect a slight decline in gross margin in 2001. Gross margin may be affected by the introduction of new products, product mix, continued expansion into new markets, increases in products manufactured by competitors or other suppliers in network solutions which we offer, fixed costs, and increases in material or labour costs.

Comparison of 1999 to 1998

         The $2,012 increase in gross profit in 1999, compared to 1998, was primarily driven by the service provider and carrier and enterprise segments. Optical networking systems and high-speed Internet access solutions largely drove the favourable sales mix in 1999 in the service provider and carrier segment. Enterprise data networks largely drove the improved gross profit in 1999 in the enterprise segment. Gross margin for 1999 increased by 0.5 percentage points compared to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                               For the years ended December 31
                                             ----------------------------------
                                               2000         1999          1998
                                             --------     --------     ---------
Selling, general and administrative
          expense                            $  5,649     $  3,979     $   2,983
       As a percentage of revenues              18.7%        18.7%         17.7%

Comparison of 2000 to 1999

         In 2000, selling, general and administrative expense, or SG&A expense, increased by $1,670, and as a percentage of revenues remained flat compared to 1999. The increase in SG&A expense in 2000 reflected increased customer financing provisions and increased investment in our sales force to support our global growth and strategic acquisitions.

         Although SG&A expense in absolute dollars is expected to continue to increase in future periods, we expect to focus on reducing SG&A expense as a percentage of revenues, by driving efficiencies, eliminating redundancies, managing technological transitions, and streamlining operations and activities that are not aligned with our core markets and strategies.

Comparison of 1999 to 1998

         In 1999, SG&A expense increased by $996, and as a percentage of revenues increased by 1.0 percentage point, compared to 1998. The increased SG&A expense, as a percentage of revenues, primarily reflected the higher SG&A expense associated with Bay Networks, which traditionally had higher spending levels, as a percentage of revenues. Also contributing to the SG&A expense increase were expenditures incurred to support our global marketing programs, including eBusiness initiatives. The increase in SG&A expense also reflected a modest increase in service provider and carrier segment costs due to increased customer financing activities. This resulted in higher levels of customer specific provisioning consistent with our accounting practice.

RESEARCH AND DEVELOPMENT EXPENSE


                                               For the years ended December 31
                                             -----------------------------------
                                               2000         1999          1998
                                             --------     --------     ---------
Research and development expense             $  3,995     $  2,992      $  2,532
       As a percentage of revenues              13.2%        14.1%         15.0%

Comparison of 2000 to 1999

         In 2000, research and development expense increased by $1,003, and as a percentage of revenues decreased by 0.9 percentage points, compared to 1999. This increased investment in research and development was primarily attributable to new equipment, process development, and advanced capabilities and services for a broad array of applications in the service provider and carrier segment, including optical networking, mobility solutions, core data networking, and other ongoing programs. In the enterprise segment, investment in research and development was primarily attributable to data networking infrastructure solutions and Internet Protocol technologies. The decrease of 0.9 percentage points in research and development expense as a percentage of revenues for 2000 compared to 1999, was primarily due to the significant growth in consolidated revenues for 2000 exceeding the absolute dollar growth in research and development expense. Research and development expense in absolute dollars is expected to continue to increase in 2001, however, as a percentage of revenue is expected to decrease in 2001 as our revenue increases.

Comparison of 1999 to 1998

         In 1999, research and development expense increased by $460, and as a percentage of revenues decreased by 0.9 percentage points, compared to 1998, reflecting substantial increases in revenues in the service provider and carrier segment and enterprise segment. This increased investment in research and development was attributable to new equipment, process development, and advanced capabilities and services for a broad array of applications in the enterprise segment, including data networking infrastructure solutions and Internet Protocol technologies, and to increases in support of optical networks, core data networks, and other ongoing programs in the service provider and carrier segment.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE AND AMORTIZATION OF INTANGIBLES

                                                 For the years ended December 31
                                                 -------------------------------
                                                   2000       1999         1998
                                                 --------   --------    --------
In-process research and development expense      $    673    $   252     $ 1,756
Amortization of intangibles
     Acquired technology                         $    804    $   686     $   228
     Goodwill                                    $  2,687    $ 1,207     $   423

         In 2000, in-process research and development expense reflected increased acquisition activity during the year primarily related to the acquisitions of Qtera and Promatory. In 1999, in-process research and development expense related primarily to the acquisitions of Shasta Networks, Inc. and Periphonics Corporation. In 1998, in-process research and development expense related primarily to the acquisition of Bay Networks, Inc.

         The amortization of acquired technology for 2000, 1999, and 1998 primarily reflected the charge related to the acquisition of Bay Networks. As at December 31, 2000, 1999, and 1998, the capitalized amount of acquired technology
- net was $668, $1,202, and $1,822, respectively.

         The amortization of goodwill for 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera and Clarify. The amortization of goodwill for 1999 and 1998 primarily reflected the charges related to the acquisition of Bay Networks. As at December 31, 2000, 1999, and 1998, the capitalized amount of goodwill - net was $7,279, $5,093, and $5,802, respectively.

         The above impacts to our results of operations are primarily a result of the increased number of acquisitions completed from 1998 to 2000 compared to previous years. Though we anticipate a slower pace of acquisition activity in 2001 compared to 2000, the amortization of intangibles for acquisitions completed from 1998 to 2000 will continue to impact results of operations as they are amortized over a period of two to five years from the date of acquisition.

         On a pro forma basis, if the acquisitions we completed in 2000 had occurred on January 1, 2000, the amortization of goodwill and acquired technology would have increased by approximately $268, for the year ended December 31, 2000.

SPECIAL CHARGES

2000

         In the year ended December 31, 2000, we recorded special charges aggregating to $271 relating to restructuring and other charges.

         Special charges were primarily related to workforce reduction costs associated with restructuring activities involving approximately 2,000 employees in connection with the implementation of our initiative to strategically realign resources into high growth areas of the business in response to shifts in customers' needs and transitions from older to newer technologies across our product portfolio and to drive efficiencies and reduce redundancies in our business; the outsourcing of approximately 2,000 employees related to certain Information Services functions as part of the outsourcing of non-core corporate services which began in the third quarter of 1999; as well as a reduction of the goodwill related to Matra Nortel Communications S.A.S. as a result of a change in its business mandate from its original product focus.

         The remaining cash outlays of $48 related to the above restructuring activities will occur during the first and second quarters of 2001 and will be funded from operating cash flows. Workforce reduction cost benefits as a result of the restructuring activities related to the strategic realignment of resources are expected to be partially offset by costs associated with workforce increases in the higher growth areas of the business. Workforce reduction cost benefits as a result of the outsourcing of certain Information Services functions will result in a reduction of employee expense beginning in the first quarter of 2001. The reduction in employee expense will be partially offset by the costs associated with fees paid to contracted parties.

         On February 15, 2001, as part of initiatives to optimize profitability and drive efficiencies in the business, Nortel Networks Corporation announced an estimated reduction for 2001 of approximately 10,000 employees, and we will be recording a charge in 2001. As the Company is Nortel Networks Corporation's principal operating subsidiary, the employee reductions will be implemented primarily by the Company and its subsidiaries. The number of affected employees is expected to be minimized as a result of normal attrition, including retirement. Depending on the current economic and market uncertainty and the requirements of our streamlining initiatives, additional charges may be incurred.

1999

         In the year ended December 31, 1999, we recorded special charges aggregating to $160 relating to restructuring costs.

         Special charges were primarily related to workforce reduction costs associated with restructuring activities involving our exit of the Satellite and Time Division Multiple Access small switch operations within the service provider and carrier segment, and the Consumer Products and Open Speech operations within the enterprise segment, as well as restructuring activities involving the consolidation of the Broadband Wireless Access operations, and the streamlining of the service provider and carrier segment manufacturing operations related to our operations strategy announced in January 1999. Also reflected in the 1999 restructuring costs were charges associated with our initiative to realign resources into growth areas in response to industry shifts as well as to create efficiencies within existing organizations. This initiative impacted various organizations within the service provider and carrier segment and the enterprise segment largely within North America including the Mobility, Marketing and Communications, Global Service and Portfolio Networks organizations. We also restructured, for purposes of outsourcing, our corporate processes, including a portion of our payroll, accounts payable, training, and resourcing functions.

         The remaining cash outlays of $28 related to the above restructuring activities will occur during the first quarter of 2001 and will be funded from operating cash flows. Workforce reduction cost benefits related to our exit of the Satellite and Time Division Multiple Access small switch operations, and the Consumer Products and Open Speech operations resulted in a reduction in employee expense, as did the consolidation of the Broadband Wireless Access operations. Workforce reduction benefits due to resource realignment initiatives were offset by additional workforce costs as the workforce was refocused onto higher growth areas of the business. Workforce reduction cost benefits associated with the restructuring of corporate processes resulted in reduced employee expense, which was partially offset by the costs associated with fees paid to contracted parties. In conjunction with the restructuring activities outlined above, we recorded various provisions to write-down redundant buildings and equipment, and accrued various amounts related to contract and lease settlement costs. The annual depreciation and costs associated with the buildings and equipment, and lease obligations will not have a significant impact on future results. The net decrease in costs as a result of the restructuring activities outlined above impacted cost of revenues, and selling, general and administrative expense.

1998

         In the year ended December 31, 1998, we recorded special charges aggregating to $313 relating to restructuring costs and other charges. All cash outlays relating to the 1998 special charges had been paid as at December 31, 2000.

         The restructuring activities noted above have not had and are not expected to have a significant impact on our business, results of operations, and financial condition.

         For additional information related to these restructuring activities see "Special charges and one-time costs" on page F-18 in Note 6 to the Consolidated Financial Statements.

GAIN ON SALE OF BUSINESSES

         As part of our operations strategy, we also reported a net gain on sale of businesses of $174 in 2000 related primarily to the divestiture of certain manufacturing operations and tangible and intangible assets, $131 in 1999 related primarily to the divestiture of our manufacturing and repair operations and assets, including the sale of common shares in Brock Telecom Limited, and $258 in 1998 related primarily to the sale of our Advanced Power Systems business.

OTHER INCOME - NET

         In 2000, other income - net increased to $902 compared to $246 in 1999. This $656 increase related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust Technologies, Inc. in the first quarter of 2000. The increase also related to a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust Technologies from 33.5 percent to 27.0 percent primarily as a result of Entrust Technologies issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.

INCOME TAX PROVISION

         Our effective tax rates for the years ended December 31, 2000, 1999, and 1998 were 32.0 percent, 34.3 percent, and 33.3 percent, respectively, excluding the impact of after-tax charges of Acquisition Related Costs, stock option compensation and, where applicable, certain of the one-time gains and one-time charges. The lower effective tax rate for 2000 compared to 1999, and the higher effective tax rate for 1999 compared to 1998, primarily reflected changes in geographic earnings mix. The income tax provision for 2000 increased by $552 compared to 1999, primarily as a result of the increase in earnings before tax, excluding certain Acquisition Related Costs.

         Our earnings are subject to different effective tax rates in each of the countries in which we operate. A change in our overall tax rate can result when there is a change in the geographic earnings mix.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents ("cash") were $1,567 at December 31, 2000, a decrease of $586 from December 31, 1999, primarily as a result of increases in inventory and accounts receivable and cash flows used to fund capital expenditures.

         Cash flows from operating activities were $370 for the year ended December 31, 2000. Cash flows from operating activities resulted from net earnings of $3,519, adjusted for non-cash items, substantially offset by the use of cash related to operating assets and liabilities. The use of cash in operating assets and liabilities was primarily the result of increases in inventories, accounts receivable and other operating assets and liabilities, partially offset by increases in accounts payable and accrued liabilities, during the period. The increases in inventories and accounts receivable were primarily due to planned growth in the business. The increase in other operating assets and liabilities was primarily due to a miscellaneous receivable amount related to outsourcing activities.

         Cash flows used in investing activities were $1,202 for the year ended December 31, 2000. The use of cash was primarily due to expenditures for plant and equipment, and a net increase in long-term receivables during the period, partially offset by proceeds from sales of businesses and investments. Expenditures for plant and equipment were $1,848 for the year ended December 31, 2000 and largely reflected capital investments to increase the production capacity for optical networking systems and components. We have increased our internal manufacturing capacity in order to meet the increased demand for optical networking systems. On February 14, 2000, we announced that we would invest $260 in optical networking and components, in addition to the $400 investment announced in November 1999, to, among other things, build new facilities in Canada, expand existing facilities in Europe, and increase our supply chain and customer service capabilities in the United States. The $660 investment related to the above announcements has been completed and no additional cash outlays are expected in 2001. In addition, on July 24, 2000, Nortel Networks Corporation announced a $1,900 investment to, among other things, expand optical components and systems production capacity and capability in North America, the United Kingdom and Australia. This additional investment will be made primarily by the Company and its subsidiaries. Cash outlays related to this announcement will continue in 2001 as expansion occurs in a manner that is consistent with growth in the optical networking market. The net increase in long-term receivables during the period was approximately $693, primarily attributable to increased funding of customer financings. Proceeds from sales of businesses and investments were $1,688. The proceeds related primarily to the sale of a portion of our share ownership in Entrust Technologies for aggregate proceeds of $527 and the divestiture of certain manufacturing operations and assets for aggregate proceeds of $929.

         Cash flows generated from financing activities were $271 for the year ended December 31, 2000. Cash flows resulted from the issuance of our common shares, primarily related to the exercise of stock options prior to May 1, 2000, and net increases in notes payable during the period, partially offset by dividends paid on common shares prior to May 1, 2000.

         As at December 31, 2000, the Company and one of its subsidiaries, Nortel Networks Capital Corporation, had the ability to offer from time to time up to an aggregate of $2,500 of debt securities and warrants to purchase debt securities, pursuant to a shelf registration statement filed with the United States Securities and Exchange Commission. On February 8, 2001, the Company completed an offering of $1,500 of 6.125 percent notes to mature on February 15, 2006. The notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The notes are redeemable, at any time at our option, at a redemption price equal to the principal amount plus accrued and unpaid interest and a "make-whole" premium. The net proceeds from the sale of the notes will be used by the Company and our affiliates for general corporate purposes.

         Additionally, the Company has also filed in each of the provinces of Canada a short form prospectus under the Canadian shelf prospectus program qualifying it to issue up to $500 Canadian of debt securities and warrants to purchase debt securities. This program will expire on February 23, 2002.

         On April 12, 2000, we entered into new 364-day syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $1,250, and new five-year syndicated credit agreements, which permit borrowings in an aggregate amount not to exceed $750.

         The total debt to total capitalization ratio of the Company was 9 percent at December 31, 2000, compared to 9 percent at December 31, 1999, and 8 percent at December 31, 1998. The total debt to total capitalization ratio, after giving effect to the note offering of $1,500 described above, would have been 16 percent as at December 31, 2000 on a pro forma basis.

         The competitive environment in which we operate requires that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. We have traditionally been able to place a large amount of our customer financings with third-party lenders. However, we anticipate that, due to the larger amounts of financing we expect to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as competitive local exchange carriers, to customers in developing countries, or to specific areas of the industry such as turnkey construction of new networks and/or third-generation, or 3G, wireless customers which are in their early stages of development), we will be required to directly support, for at least the initial portion of their term, a significantly greater amount of such financings. We expect to continue to provide customer financing to strategic start-up customers and for turnkey construction of new networks, particularly 3G wireless operators. At December 31, 2000, we had entered into certain financing agreements of which the remaining future provision of unfunded customer financing was up to approximately $4,100, not all of which is expected to be drawn upon. We expect to continue to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course. We may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks associated with 3G wireless operators, may require us to hold certain customer financing obligations over a longer term. As well, recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to acting selectively in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

         We have entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. These supply and network outsourcing contracts may contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement. Any unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our business, results of operations, and financial condition.

         We believe that our current cash and cash equivalents, cash generated from operations, proceeds from the debt offering, potential proceeds from the sale of non-core businesses and/or investments, additional unused sources of cash available to us as outlined above and other conventional sources of external financing will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next twelve months.

MARKET RISK

         Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions that we have authorized under our policies and procedures. We maintain risk management control systems to monitor market risks and counter-party risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes.

         For a discussion of our accounting policies for derivative financial instruments, see significant accounting policies on page F-9 in Note 2(l) to the Consolidated Financial Statements. Additional disclosure of our financial instruments is included on page F-33 in Note 17 to the Consolidated Financial Statements.

         We manage foreign exchange exposures using forward, cross currency swap, and option contracts to hedge firm sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the United Kingdom pound, and the Euro. We enter into United States to Canadian dollar forward, option, and cross currency coupon swap contracts intended to hedge the United States to Canadian dollar exposure on future revenue, expenditure and preferential cash dividend streams. We recognize the gains and losses on these contracts in income when the hedged transaction occurs.

         We continue to expand our business globally and, as such, an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations, and financial condition. We endeavour to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. Our significant currency flows for the year ended December 31, 2000 were in United States dollars, Canadian dollars, United Kingdom pounds, and the Euro. For the year ended December 31, 2000, the net impact of foreign exchange fluctuations was a gain of $10, compared to losses of $93 and $86, for 1999 and 1998, respectively. Given the devaluation of the Euro in 2000, and our exposure to other international markets, we continuously monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

         We manage interest rate exposures using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We manage these exposures using interest rate swaps and cross currency swaps, which reduce our cost of financing and the fluctuations in the aggregate interest expense. We book net settlements on these swap instruments as adjustments to interest expense.

         We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The sensitivity analysis includes cash, short-term and long-term debt, and derivative instruments held at December 31, 2000 and 1999. The underlying cash flows that relate to the hedge of firm commitments are not included in the analysis. As at December 31, 2000 and 1999, based on a one-year time horizon, a ten percent adverse change in the exchange rates would result in a potential decrease in after-tax cash flows of approximately $86 and $23, respectively. This potential decrease would result primarily from our exposure to the Canadian dollar, the United Kingdom pound, and the Euro.

         We also use sensitivity analysis to measure our interest rate risk. As at December 31, 2000 and 1999, a 100 basis point adverse change in interest rates would not have a material effect on our business, results of operations, and financial condition.

LEGAL PROCEEDINGS

         Subsequent to Nortel Networks Corporation's February 15, 2001 announcement in which Nortel Networks Corporation provided new guidance for financial performance for the fiscal year and first quarter 2001, Nortel Networks Corporation and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired Nortel Networks Corporation's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. Nortel Networks Corporation advises that it intends to vigorously defend all such served actions.

         On February 12, 2001, Nortel Networks Inc., a subsidiary of the Company, was served with a consolidated amended class action complaint that purported to add Nortel Networks Corporation, as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies and three of its officers in the United States District Court of Texas, Marshall Division. The complaint alleges that Entrust Technologies, certain officers of Entrust Technologies and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. Nortel Networks Corporation is alleged to be a controlling person of Entrust Technologies. Nortel Networks Corporation has advised that it intends to vigorously defend this action.

         On March 4, 1997, Bay Networks announced that some of its shareholders had filed two separate lawsuits against Bay Networks and ten of Bay Networks' current and former officers and directors. Both lawsuits sought damages on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. Shareholders filed one lawsuit in the United States District Court for the Northern District of California and alleged violations of the federal securities laws. In September 1998, the California District Court dismissed the plaintiffs' complaint, granting leave for the plaintiffs to amend the complaint. In November 1998, the California District Court ordered a stay of the proceedings until the United States Court of Appeals for the Ninth Circuit rendered a decision regarding pleading standards in securities litigation in an unrelated case involving Silicon Graphics, Inc. This decision was rendered on July 2, 1999 favourably to the defense, the plaintiffs filed a third amended complaint in December 1999, and the defendants filed a motion to dismiss on January 31, 2000. On August 17, 2000, the defendants' motion to dismiss was granted and on September 8, 2000, the plaintiffs filed a notice of appeal. The plaintiffs filed their opening brief in the Ninth Circuit Court of Appeals in January 2001. Plaintiffs filed the other lawsuit announced on March 4, 1997 in the California Superior Court, County of Santa Clara, alleging violations of the California Corporations Code. On April 18, 1997, a shareholder (represented by some of the same plaintiffs' law firms as in the cases discussed above) filed a second lawsuit in the California Superior Court, alleging violations of the federal securities laws and California Corporations Code by Bay Networks and nine of its current and former officers and directors. The second action before the California Superior Court sought damages on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. In April 1998, the California Superior Court granted the plaintiffs' motion to consolidate both actions before the California Superior Court, but denied the plaintiffs' motion for class certification. The plaintiffs in the consolidated California action appealed this decision. Oral arguments in this appeal were heard in November 1999. On January 19, 2000, the California Court of Appeals affirmed the order denying the class certification. The plaintiffs filed a petition for review with the California Supreme Court which was denied. A new group of plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Superior Court on February 22, 2000 seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for reassignment of the matter to a new judge.

         In June 1993, certain holders of our securities commenced three class actions in the United States District Court for the Southern District of New York alleging that we and certain of our officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to our business operations and prospects and financial condition. The plaintiffs sought compensatory and punitive damages in each of the class actions. The Court subsequently consolidated all three actions and the Court permitted the plaintiffs to file a second consolidated amended complaint after the first consolidated amended complaint had been dismissed without prejudice. The Court denied in part and granted in part our motion challenging the sufficiency of the second consolidated amended complaint on August 19, 1994. We filed an answer to this complaint on September 22, 1994. On February 24, 1995, the Court certified the consolidated action as a class action. On April 10, 1996, the Court granted a stipulation and order of dismissal permitting one of the named officers to be dismissed from the suit. On May 2, 1996, the plaintiffs filed a motion to file a third consolidated amended complaint. The Court denied in part and granted in part our motion challenging the sufficiency of the third consolidated amended complaint on March 24, 1999. On August 18, 1999 we moved for summary judgment with respect to all claims in the case. On January 21, 2000, the Court heard arguments and on September 28, 2000 granted summary judgment and dismissed the consolidated actions. No appeal of the September 28, 2000 decision was filed.

         We are also a defendant in various other suits, claims, proceedings and investigations arising in the normal course of business.

         We cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. We do not therefore know whether these actions will, individually or collectively, have a material adverse impact on our business, results of operations, and financial condition. Unless we have otherwise noted, we and any of our named directors and officers and those of any of our subsidiaries intend to vigorously defend these actions.

ENVIRONMENTAL MATTERS

         For a discussion of Environmental matters, see "Environmental matters" on page F-36 in Note 19 to the Consolidated Financial Statements.

EMPLOYEE BENEFIT PLANS

         Effective May 1, 2000, Nortel Networks introduced a balanced capital accumulation and retirement program and an investor capital accumulation and retirement program, to substantially all of our employees. Those employees who were already a member of one of the existing defined benefit pension plans on May 1, 2000 were entitled to elect to transfer to either of the new programs or remain in the existing defined benefit pension plans, which subsequent to May 1, 2000 became known as the traditional capital accumulation and retirement programs.

         In addition, the introduction of the balanced and investor programs affected the post-retirement benefits other than pensions and post-employment benefits offered to employees. Such benefits are based on length of service and rates of compensation. Employees who elected to stay in the traditional programs maintained their existing company sponsored post-retirement benefits. Employees who selected the balanced program maintained their eligibility for post-retirement benefits at reduced company rates, while employees who selected the investor program maintained their eligibility for post-retirement benefits at their own personal cost.

         The introduction of these two new programs was part of our initiative to create a financial rewards package designed to meet the different needs of employees across our businesses and across geographies, as well as to form part of a comprehensive compensation and benefits portfolio that is more suitable for a high-technology company.

         For more detailed information on our employee benefit plans, see "Employee benefit plans" on page F-29 in Note 15 to the Consolidated Financial Statements.

EUROPEAN MONETARY UNION AND THE EURO

         On January 1, 1999, eleven of the fifteen member states of the European Union adopted the Euro as their common legal currency and established fixed, irrevocable exchange rates between their legacy currencies and the Euro. A twelfth state (Greece) also adopted the Euro on January 1, 2001. Monetary policy for the twelve states (commonly known as "Euroland"), including money supply and official interest rates for the Euro, is the responsibility of the European Central Bank. Until 2002, parties may freely decide to conduct business in either a legacy currency or the cash-less Euro under the European Union principle of "no prohibition, no compulsion." Euro notes and coins will be introduced on January 1, 2002, and legacy currencies will cease to be legal tender by July 1, 2002. Direct and indirect taxation within Euroland remains the responsibility of each member state. The introduction of the Euro has not led directly to any taxation changes within member states; however, further developments within the Economic and Monetary Union may include harmonization of some taxes. We will closely monitor any resulting impact on our business operations.

         Following the necessary modifications to our Information Technology systems in 1998, we have been conducting business with our customers and suppliers in both the Euro and legacy currencies during 1999 and 2000. We anticipate that the use of legacy currencies during 2001 will gradually decrease in favour of the Euro as our customers and suppliers modify their own accounting systems.

         All corporate entities in Euroland are required to switch their accounting base from legacy currencies to the Euro not later than January 1, 2002. In accordance with our normal programs of improvements to accounting systems, we are currently implementing software releases in Europe which include facilities to provide a seamless transition of our accounting base from legacy currencies to the Euro during the second half of 2001. The incremental costs relating to the change of accounting base will be minor and are not expected to have any material impact on our business, results of operations, and financial condition in 2001.

         Based on current public information and our own analysis, the development of the Economic and Monetary Union and the introduction of the Euro have not had, and are not expected to have, a material adverse effect on our existing or future business, results of operations, and financial condition.

FORWARD-LOOKING STATEMENTS

         Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, are forward-looking statements. These address our business, results of operations, and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. In addition, we or others on our behalf may make other written or oral statements, which constitute forward-looking statements. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors set forth below. We disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Acquisitions, rapid technological change and voice and data convergence. We expect that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. We expect the growth of data traffic and the use of the Internet to have a significant impact on traditional voice networks, both wireline and wireless, and we believe that this will create market discontinuities, which will drive the convergence of data and telephony and give rise to the demand for Internet Protocol (or IP)-optimized networking solutions and third generation, or 3G, wireless networks. Many of our traditional customers have already begun to invest in data networking and/or in transitioning from voice to include data traffic. We cannot be sure what the rate of such convergence will be due to the dynamic and rapidly evolving nature of the communications business, the technology involved, and capital availability. Consequently, there is no assurance that the market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks will continue to develop. Certain events (including the evolution of other technologies) may occur which would increase the demand for products based on other technologies and reduce the demand for IP-optimized networking solutions or 3G wireless networks. A lack of growth in the rate of data traffic, in the use of the Internet or in demand for IP-optimized networking solutions or 3G wireless networks in the future could have a material adverse effect on our business, results of operations, and financial condition.

         In order for us to take advantage of the anticipated growth in demand for IP-optimized networking solutions, we have made, and may continue to make, strategic acquisitions, involving significant risks and uncertainties. These risks and uncertainties include:

     - the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those needed to be successful in the industry;

     - the potential difficulties in completing in-process research and development projects;

     - the difficulty in integrating new businesses and operations in an efficient and effective manner;

     - the risks of our customers or customers of the acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition on our future product strategy;

     -    the potential loss of key employees of the acquired businesses; and

     - the risk of diverting the attention of senior management from the operation of our business, and the risks of entering new markets in which we have limited experience.

         We must also manage the growth of our business effectively. Our inability to successfully integrate significant acquisitions or to otherwise manage business growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

         The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to operate with products of other suppliers, and to address competing technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors including the timely introduction of such products, market acceptance of new technologies and industry standards, the pricing and marketing of such products, and the availability of funding for such networks. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on a specific technology, particularly lower than anticipated demand for IP-optimized networking solutions or 3G wireless networks, could have a material adverse effect on our business, results of operations, and financial condition if we fail to respond in a timely and effective manner to such changes.

         Competition. Our principal competitors are large telecommunications equipment suppliers, such as Alcatel, Lucent Technologies Inc., Siemens Aktiengesellschaft, and Telefonaktiebolagat LM Ericsson, and data networking companies such as Cisco Systems, Inc. and Avaya Inc. Other principle competitors include providers of wireless networking, such as Nokia Corporation and Motorola, Inc. and providers of optical networking, including Fujitsu Limited and Marconi plc. Since some of the markets in which we compete are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures are now and may become principal competitors in the future. One way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. These acquisitions may cause certain of our other competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

         We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater financial (which includes the ability to provide customer financing in connection with the sale of its products), marketing and technical resources. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could have a material adverse effect on our business, results of operations, and financial condition.

         International growth and interest rates. We intend to continue to expand in international and emerging markets. In many international markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international growth opportunities may require significant investments for an extended period before we realize returns on such investments, if any. Increased investments may result in expenses growing at a faster rate than revenues. Such projects and investments could be adversely affected by:

     - reversals or delays in the opening of foreign markets to new competitors;

     -    exchange controls;

     -    currency fluctuations;

     -    investment policies;

     -    restrictions on repatriation of cash;

     -    nationalization of local industry;

     -    economic, social and political risks;

     -    taxation;

     -    interest rates; and

     -    other factors, depending on the country involved.

         Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. As a result of these risks, it is uncertain whether the recent economic recoveries in certain foreign countries, such as countries in the Asia Pacific and the Caribbean and Latin America regions, will continue. An inability to expand our business in international and emerging markets could have a material adverse effect on our business, results of operations, and financial condition.

         Foreign exchange. We continue to expand our business globally. Accordingly, an increasing proportion of our business may be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve.

         We try to minimize the impact of currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage our foreign exchange risk, we identify operations and transactions that may have foreign exchange exposure based upon, among other factors, the excess or deficiency of foreign currency receipts over foreign currency expenditures in each of our significant foreign currencies. Given the increasing use of the Euro as a common currency for members of the European Union and its recent devaluation, and our exposure to other international markets, we continuously monitor all of our foreign currency exposures. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our business, results of operations, and financial condition.

         Fluctuations in operating results, general industry, market conditions and growth rates. Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favourable operating results. The inability to forecast these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

     -    the impact of acquired businesses and technologies;

     - the introduction and market acceptance of new technologies and integrated networking solutions;

     -    variations in product costs and the mix of products sold;

     -    the size and timing of customer orders;

     -    manufacturing capacity and lead times; and

     -    fixed costs.

         In addition, there are trends and factors beyond our control, which may affect our operations. Such potential trends and factors include:

     - adverse changes in the conditions in the specific markets for our products;

     - visibility to, and the actual size and timing of, capital expenditures by our customers;

     - inventory practices, including the timing of deployment, of our customers;

     - the conditions in the broader market for communications, including data networking, computerized information access equipment and services, and the domestic or global economy generally;

     - governmental regulation or intervention affecting communications or data networking;

     - adverse changes in the public and private equity and debt markets and the ability of our customers and suppliers to obtain financing or to fund capital expenditures;

     -    adverse changes in the credit ratings of our customers and suppliers;
          and

     -    other factors.

         As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on our business, results of operations, and financial condition.

         We participate in a highly volatile and rapidly growing industry that is characterized by vigorous competition for market share and rapid technological development. Our industry is also subject to uncertainty over adoption of industry standards and protection of intellectual property rights. There can be no assurance that claims of intellectual property infringement will not be asserted against us or our customers in connection with their use of our products, and there can be no assurance as to the outcome of any such claims. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

         Consolidations in telecommunications industry. The telecommunications industry has experienced the consolidation of industry participants and we expect this trend to continue. We and one or more of our competitors may each supply products to the companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and/or our playing a lesser role in the supply of communications products to the merged companies, and could have a material adverse effect on our business, results of operations, and financial condition.

         Uncertainties of the Internet. There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. If a jurisdiction adopts such measures then we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, results of operations, and financial condition.

         Employees. Competition for technical personnel in the high-technology industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel, particularly in high growth segments such as optical networking. To date, we believe that we have been successful in recruiting and retaining qualified employees. However, we may not be successful in retaining or recruiting qualified employees in the future and a failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

         Increase in customer financing, customer credit risk and commitments. The competitive environment in which we operate requires that we, and many of our principal competitors, provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing. We have traditionally been able to place a large amount of our customer financings with third-party lenders. However, we anticipate that, due to the larger amounts of financing we expect to provide and the higher risks typically associated with such financings (particularly when provided to start-up operations such as competitive local exchange carriers, to customers in developing countries, or to specific areas of the industry such as turnkey construction of new networks and/or third-generation, or 3G, wireless customers which are in their early stages of development), we will be required to directly support, for at least the initial portion of their term, a significantly greater amount of such financings. We expect to continue to provide customer financing to strategic start-up customers and for turnkey construction of new networks, particularly 3G wireless operators. We expect to continue to arrange for third-party lenders to assume our customer financing obligations and to fund other customer financings from working capital and conventional sources of external financing in the normal course. We may be required to continue to hold certain customer financing obligations for longer periods prior to placement with third-party lenders, due to recent economic uncertainty in various countries and reduced demand for financings in capital and bank markets. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks associated with 3G wireless operators, may require us to hold certain customer financing obligations over a longer term. As well, recently, certain competitive local exchange carriers have experienced financial difficulties. Should customers fail to meet their customer financing obligations to us, we could incur losses in excess of our provisions. In addition to acting selectively in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk. However, there can be no assurance that such measures will reduce or eliminate our exposure to customers' credit risk. Any unexpected developments in our customer financing arrangements could have a material adverse effect on our business, results of operations, and financial condition.

         We have entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. These supply and network outsourcing contracts may contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement. Any unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our business, results of operations, and financial condition.

         Component supply and manufacturing capacity. Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts from suppliers and internal manufacturing capacity. In the past, customer demand for optical networking systems exceeded our ability to supply these systems within customary delivery periods, creating a large backlog of orders for our optical networking systems. By the end of the second quarter of 2000, we substantially reduced the prior backlog for optical networking systems and delivery periods have returned to more traditional levels. We work closely with our suppliers to ensure increased capacity to meet increases in customer demand and also manage our internal manufacturing capacity and inventory levels as required. However, as new markets in which we participate grow quickly and competition for component supplies and capacity increases, there can be no assurance that we will not encounter component shortages in the future. In addition, our component suppliers may experience a consolidation in the industry, which may result in fewer sources of components. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on our business, results of operations, and financial condition or our relationships with our customers.

RECENT PRONOUNCEMENTS

         For a discussion of recent pronouncements, see "Recent pronouncements" on page F-10 in Note 2(p) to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market risk" on page 35 in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Independent Auditors' Report ...........................................    F-1
Consolidated Statements of Operations ..................................    F-2
Consolidated Balance Sheets ............................................    F-3
Consolidated Statements of Shareholders' Equity ........................    F-4
Consolidated Statements of Cash Flows ..................................    F-5
Notes to Consolidated Financial Statements .............................    F-6
Quarterly Financial Data (Unaudited) ...................................   F-38

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Nortel Networks Limited

         We have audited the accompanying consolidated balance sheets of Nortel Networks Limited as at December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         We also reported separately on February 1, 2001, to the shareholders of the Company, on our audits, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the December 31, 2000 and 1999, consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants


Toronto, Canada
February 1, 2001 except as to note 21 which is as of February 28, 2001

                             NORTEL NETWORKS LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                           (MILLIONS OF U.S. DOLLARS)


                                                                             2000              1999              1998
                                                                         ---------         ---------          ---------
Revenues                                                                 $  30,178         $  21,287          $  16,857
Cost of revenues                                                            17,056            12,063              9,645
                                                                         ---------         ---------          ---------
Gross profit                                                                13,122             9,224              7,212

Selling, general and administrative expense (excluding
  stock option compensation)                                                 5,649             3,979              2,983
Research and development expense                                             3,995             2,992              2,532
In-process research and development development expense                        673               252              1,756
Amortization of intangibles
  Acquired technology                                                          804               686                228
  Goodwill                                                                   2,687             1,207                423
Stock option compensation                                                       99                 -                  -
Special charges                                                                271               160                313
Gain on sale of businesses                                                    (174)             (131)              (258)
                                                                         ---------         ---------          ---------
                                                                              (882)               79               (765)
Equity in net earnings (loss) of associated companies                          (33)               41                (64)
Other income - net                                                             902               246                221
Interest expense
  Long-term debt                                                               (86)              (93)              (107)
  Other                                                                        (82)              (71)              (115)
                                                                         ---------         ---------          ---------
Earnings (loss) before income taxes                                           (181)              202               (830)
Income tax provision                                                         1,104               526                420
                                                                         ---------         ---------          ---------
Net loss                                                                    (1,285)             (324)            (1,250)
Dividends on preferred shares                                                   31                27                 32
                                                                         ---------         ---------          ---------
Net loss applicable to common shares                                     $  (1,316)        $    (351)         $  (1,282)
                                                                         =========         =========          =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                           CONSOLIDATED BALANCE SHEETS
                                AS AT DECEMBER 31
                           (MILLIONS OF U.S. DOLLARS)

                                                                                                     2000             1999
                                                                                                 ----------       ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                      $    1,567       $    2,153
  Accounts receivable (less provisions of -  $400 for 2000, $319 for 1999)                            8,156            5,808
  Inventories                                                                                         4,310            2,663
  Deferred income taxes - net                                                                           739              826
  Other current assets                                                                                1,592              682
                                                                                                 ----------       ----------
TOTAL CURRENT ASSETS                                                                                 16,364           12,132

Long-term receivables (less provisions of - $383 for 2000, $284 for 1999)                             1,527            1,356
Investments at cost and associated companies at equity                                                  880            1,072
Plant and equipment - net                                                                             3,352            2,333
Intangible assets - net                                                                               7,947            6,295
Deferred income taxes - net                                                                             284              362
Other assets                                                                                            558              457
                                                                                                 ----------       ----------
TOTAL ASSETS                                                                                     $   30,912       $   24,007
                                                                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                                                  $      315       $      209
  Trade and other payables                                                                            3,483            2,360
  Payroll and benefit-related liabilities                                                               912              818
  Other accrued liabilities                                                                           3,674            3,191
  Income taxes payable                                                                                  306              488
  Long-term debt due within one year                                                                    445               35
                                                                                                 ----------       ----------
TOTAL CURRENT LIABILITIES                                                                             9,135            7,101

Deferred income                                                                                         105               53
Long-term debt                                                                                        1,177            1,391
Deferred income taxes - net                                                                             708              767
Other liabilities                                                                                     1,024              966
Minority interest in subsidiary companies                                                               195               48
                                                                                                 ----------       ----------
                                                                                                     12,344           10,326
                                                                                                 ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTES 18 AND 19)

SHAREHOLDERS' EQUITY
  Preferred shares, without par value - Authorized shares: unlimited;
   Issued and outstanding shares: 30,000,200 for 2000 and 1999                                          609              609
  Common shares, without par value - Authorized shares: unlimited; Issued and
   outstanding  shares: 1,453,437,535 for 2000 and 1,377,154,698 for 1999                            17,024           11,745
  Additional paid-in capital                                                                          1,878              794
  Retained earnings                                                                                    (402)             967
  Accumulated other comprehensive loss                                                                 (541)            (434)
                                                                                                 ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                                                           18,568           13,681
                                                                                                 ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $   30,912       $   24,007
                                                                                                 ==========       ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (MILLIONS OF U.S. DOLLARS)


                                                                     ADDITIONAL     RETAINED     ACCUMULATED        TOTAL
                                           PREFERRED      COMMON      PAID-IN       EARNINGS     OTHER COMPRE-   SHAREHOLDERS'
                                             SHARES       SHARES      CAPITAL      (DEFICIT)     HENSIVE LOSS      EQUITY
                                           ----------   ----------  ------------  -----------   --------------   ------------
BALANCE AT DECEMBER 31, 1997               $      609   $    1,609  $         38  $     3,192   $       (322)  $      5,126
Net loss                                                                               (1,250)                       (1,250)
Foreign currency translation adjustment                                                                  (36)           (36)
Unrealized gain on investments - net                                                                      10             10
                                                                                                               ------------
                Total comprehensive loss                                                                             (1,276)
                                                                                                               ------------
Issuance of common shares - net                                100                       (199)                          (99)
Acquisitions                                                 8,363           867                                      9,230
Fair value and costs associated with
assumed
options and stock purchase plan                                 37           (37)                                         -
Tax benefit associated with stock                                             28                                         28
options
Dividends on common shares                                                               (178)                         (178)
Dividends on preferred shares                                                             (32)                          (32)
                                           ----------   ----------  ------------  -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1998               $      609   $   10,109  $        896  $     1,533   $       (348)  $     12,799
                                                                                                               ============
Net loss                                                                                 (324)                         (324)
Foreign currency translation adjustment                                                                  (99)           (99)
Unrealized gain on investments - net                                                                      13             13
                                                                                                               ------------
                Total comprehensive loss                                                                               (410)
                                                                                                               ------------
Issuance of common shares - net                                559                        (11)                          548
Acquisitions                                                   715            30                                        745
Fair value and costs associated with
assumed
options and stock purchase plan                                362          (375)                                       (13)
Tax benefit associated with stock                                            243                                        243
options
Dividends on common shares                                                               (204)                         (204)
Dividends on preferred shares                                                             (27)                          (27)
                                           ----------   ----------  ------------  -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1999               $      609   $   11,745  $        794  $       967   $       (434)  $     13,681
                                                                                                               ============
Net loss                                                                               (1,285)                       (1,285)
Foreign currency translation adjustment                                                                 (129)          (129)
Unrealized gain on investments - net                                                                      22             22
                                                                                                               ------------
                Total comprehensive loss                                                                             (1,392)
                                                                                                               ------------
Issuance of common shares - net                                377                                                      377
Acquisitions                                                 4,751           706                                      5,457
Fair value and costs associated with                                                                                      -
assumed
options and stock purchase plan                                151          (168)                                       (17)
Stock option compensation                                                     99                                         99
Tax benefit associated with stock                                            447                                        447
options
Dividends on common shares                                                                (53)                          (53)
Dividends on preferred shares                                                             (31)                          (31)
                                           ----------   ----------  ------------  -----------   ------------   ------------
BALANCE AT DECEMBER 31, 2000               $      609   $   17,024  $      1,878  $      (402)  $       (541)  $     18,568
                                           ==========   ==========  ============  ===========   ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                           (MILLIONS OF U.S. DOLLARS)

                                                                                      2000        1999        1998
                                                                                  ----------   ---------   ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                                        $   (1,285)  $    (324)  $  (1,250)
  Adjustments to reconcile net loss to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:
     Amortization and depreciation                                                     4,256       2,477       1,163
     In-process research and development expense                                         673         252       1,756
     Equity in net earnings (loss) of associated companies                                33         (41)         64
     Stock option compensation                                                            99           -           -
     Tax benefit from stock options                                                      447         243          28
     Deferred income taxes                                                                16        (327)        (85)
     Other liabilities                                                                    86          46          59
     Gain on sale of businesses and investments                                         (856)       (264)       (441)
     Other - net                                                                          49        (215)        (11)
     Change in operating assets and liabilities:
       Accounts receivable                                                              (826)       (953)       (189)
       Inventories                                                                    (2,028)     (1,322)        150
       Income taxes payable                                                             (180)        233          98
       Accounts payable and accrued liabilities                                          631       1,150         201
       Other operating assets and liabilities                                           (746)        119         (31)
                                                                                  ----------   ---------   ---------
  Net cash from operating activities                                                     369       1,074       1,512
                                                                                  ----------   ---------   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Expenditures for plant and equipment                                                (1,848)       (795)       (628)
  Proceeds on disposals of plant and equipment                                            33          24          24
  Increase in long-term receivables                                                   (1,472)     (1,086)       (623)
  Decrease in long-term receivables                                                      779         165         248
  Acquisitions of investments and businesses - net of cash acquired                     (382)       (696)        104
  Proceeds on sale of businesses and investments                                       1,688         994         762
                                                                                  ----------   ---------   ---------
  Net cash used in investing activities                                               (1,202)     (1,394)       (113)
                                                                                  ----------   ---------   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Dividends on common and preferred shares                                               (84)       (231)       (210)
  Increase in notes payable - net                                                        114          27           6
  Proceeds from long-term debt                                                            95           -           7
  Repayment of long-term debt                                                            (57)        (59)       (221)
  Increase (decrease) in capital leases payable                                           (2)         (1)         19
  Issuance of common shares                                                              206         521         125
  Common shares purchased for cancellation                                                 -        (14)        (224)
                                                                                  ----------   ---------   ---------
  Net cash from (used in) financing activities                                           272         243        (498)
                                                                                  ----------   ---------   ---------
  Effect of foreign exchange rate changes on cash and cash equivalents                   (25)          -           6
                                                                                  ----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (586)        (77)        907
                                                                                  ----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR - NET                                   2,153       2,230       1,323
                                                                                  ----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR - NET                                    $    1,567   $   2,153   $   2,230
                                                                                  ==========   =========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

1.     NORTEL NETWORKS LIMITED

       Effective May 1, 2000, Nortel Networks Limited (the "Company"; also referred to herein as "Old Nortel") and a newly formed Canadian corporation ("New Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. ("BCE"). As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name "Nortel Networks Corporation"; New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; Old Nortel was renamed "Nortel Networks Limited"; and 100 percent of Old Nortel's common shares were acquired by New Nortel and ceased to be publicly traded. The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remain outstanding and continue to be obligations of the Company.

       As part of the Arrangement, the outstanding common shares of Old Nortel were exchanged for common shares of New Nortel. Immediately prior to the Arrangement, approximately 36 percent of the outstanding common shares of Old Nortel were held by BCE. A substantial portion of the New Nortel common shares issuable in respect of BCE's interest in Old Nortel was, through the Arrangement, indirectly distributed to BCE common shareholders. The aggregate number of New Nortel common shares issued in the Arrangement was the same as the aggregate number of Old Nortel common shares outstanding immediately prior to the Arrangement (excluding the effect of the reservation of certain shares for issuance pursuant to stock option plans). The consolidated assets and liabilities of New Nortel and its subsidiaries immediately after the Arrangement were the same as those of Old Nortel and its subsidiaries immediately prior to the Arrangement (except for differences attributable to the accounting treatment accorded to the outstanding preferred shares of Old Nortel). All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement.

       In addition, as part of the Arrangement, New Nortel implemented a two-for-one stock split with respect to its common shares (the "New Nortel Stock Split"). In contrast, the Company's common shares did not split as a result of the Arrangement.

       Due to the fact that all of the Company's common shares are held by New Nortel and are no longer publicly traded, information concerning the Company's earnings (loss) per common share and weighted average number of common shares outstanding have not been presented in these consolidated financial statements. For information regarding New Nortel's earnings
       (loss) per common share and weighted average number of common shares outstanding, see the Nortel Networks Corporation Annual Report on Form 10-K for the period ended December 31, 2000.

       These consolidated financial statements and the notes thereto relate to the operations of the Company and its subsidiary companies (collectively, "Nortel Networks").

2.     SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Although the Company is headquartered in Canada, the consolidated financial statements are expressed in United States dollars as the greater part of the earnings and net assets of the Company are denominated in United States dollars.

       (a)    Principles of consolidation

              The financial statements of entities which are controlled by the Company, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which the Company has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in entities that the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

       (b)    Marketable securities

              Publicly traded securities deemed available-for-sale by the Company are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from earnings and are included in other comprehensive income ("OCI") until such gains or losses are realized.

       (c)    Translation of foreign currencies

              The functional currency of the Company is the United States dollar. The financial statements of the Company's operations whose functional currency is other than the United States dollar are translated from such functional currency to United States dollars using the current rate method, except for those operations in countries considered to have a highly inflationary economy, as described below. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses, including gains and losses on foreign exchange transactions, are translated at average rates for the period. Where the current rate method is used, the unrealized translation gains and losses on the Company's net investment in these operations, including long-term intercompany advances, are accumulated in OCI.

              Transactions and financial statement items denominated in a currency other than the Company's functional currency are translated into United States dollars using the temporal method. In addition, the financial statements of operations in countries considered to have highly inflationary economies are translated into United States dollars using the temporal method. Under the temporal method, monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenues and expenses are translated at average rates for the period, except for amortization which is translated on the same basis as the related assets. Exchange gains or losses are reflected in net earnings.

              Where appropriate, Nortel Networks hedges a floating percentage of the exposure to foreign exchange gains and losses incurred on the translation of foreign operations. Hedging instruments used by Nortel Networks can include a combination of foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged operations. The translation gains and losses on these hedging instruments are recorded in OCI or earnings and are expected to closely offset the translation amounts recorded in OCI for the hedged portion of these operations.

       (d)    Revenue recognition

              Revenues are recognized, net of trade discounts and allowances, upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured. Software revenues are generally recognized when delivered in accordance with all terms and conditions of the customer contracts, upon acceptance by the customer, and when collection is reasonably assured.

              Revenues on long-term contracts, including turnkey contracts, are recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Service revenues are recognized at the time of performance or proportionately over the term of the contract, as appropriate.

              Nortel Networks provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable based on Nortel Networks' standard business practice of using these types of contracts as well as Nortel Networks' history of successfully collecting under the original payment terms without making concessions. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

              Nortel Networks makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment and accruals are also made for estimated returns at the time of shipment.

              Nortel Networks has adopted the recommendations of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000. The application of SAB 101 did not have a material adverse effect on the business, results of operations and financial condition of Nortel Networks.

              Accruals for warranty costs, sales returns and other allowances at the time of shipment are based on contract terms and prior claims experience.

       (e)    Research and development

              Research and development ("R&D") costs are charged to earnings in the periods in which they are incurred, except for costs incurred pursuant to specific contracts with third parties which are charged to earnings in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

       (f)    Income taxes

              Nortel Networks provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or tax rates.

       (g)    Cash and cash equivalents

              All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

       (h)    Inventories

              Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) and net realizable value. The cost of finished goods and work in process is comprised of material, labour and manufacturing overhead.

       (i)    Plant and equipment

              Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated generally on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years.

       (j)    Intangible assets

              Acquired technology represents the value of the proprietary "know-how" which was technologically feasible as of the acquisition date, and is charged to earnings on a straight-line basis over its estimated useful life of two to three years.

              Goodwill represents the excess of the purchase prices over the fair values of the identifiable net assets of the Company's subsidiaries, joint ventures and associated companies, and is amortized on a straight-line basis over its estimated useful life of three to twenty years.

       (k)    Impairment of goodwill and other long-lived assets

              When events and circumstances warrant a review, the Company evaluates the carrying value of goodwill and long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost to dispose of such assets.

       (l)    Derivative financial instruments

              Nortel Networks enters into forward, swap and option contracts to manage its exposure to fluctuations in interest rates and foreign exchange rates. These derivative financial instruments are effective in meeting the risk reduction objectives of Nortel Networks by generating cash flows which offset the cash flows related to the underlying position in respect of amount and timing. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

              A target level of the total foreign currency risk associated with firm purchase and sale commitments denominated in a foreign currency is hedged through a combination of forward contracts and options. The foreign currency gains and losses on these contracts are not recognized in the consolidated financial statements until the underlying firm commitment is recorded in net earnings. At that time, the gains or the losses on such derivatives are recorded in net earnings as an adjustment to the underlying transaction. Premiums paid with respect to options are deferred and charged to net earnings over the contract period.

              Interest rate swap contracts are designated as hedges of the interest rate of certain financial instruments, including debt and certain receivables and payables. The interest payments relating to swap contracts are recorded in net earnings over the life of the underlying transaction on an accrual basis as an adjustment to interest income or interest expense.

              Nortel Networks records in net earnings mark-to-market adjustments on financial instruments that do not meet the specific criteria for hedge accounting.

       (m)    Pension, post-retirement and post-employment benefits

              Pension expense, based on management's assumptions, consists of the actuarially computed costs of pension benefits in respect of the current year's service; imputed interest on plan assets and pension obligations; and straight-line amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

              The expected costs of post-retirement and certain post-employment benefits, other than pensions, to active employees are accrued for in the consolidated financial statements during the years employees provide service to Nortel Networks. Other post-employment benefits are recognized when the event triggering the obligation occurs.

       (n)    Receivables sales

              Generally, Nortel Networks retains servicing rights and in some cases provides limited recourse when it sells receivables. A gain or loss is recorded at the date of the sale and is based upon, in part, the previous carrying amount of the financial assets involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management's assumptions, including discount rates assigned commensurate with risks.

              Nortel Networks generally does not record an asset or liability related to servicing, as the annual servicing fees are equivalent to those that would be paid to a third party servicer. Certain transactions will enable the servicer, which is generally Nortel Networks, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based on the collectibility and credit experience of the assets sold and Nortel Networks initially values the servicing bonus at a fair value of nil based on the determination that future credit losses will offset the servicing bonus.

              Nortel Networks reviews the fair value assigned to retained interests at each reporting date subsequent to the date of the transfer. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted.

       (o)    Use of estimates

              The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, amortization, employee benefits, taxes, provisions, in-process research and development ("IPR&D") and contingencies.

       (p)    Recent pronouncements

              Beginning January 1, 2001, Nortel Networks will be adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133. SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity (as a component of OCI), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 138 expanded the normal purchase and sale exemption for supply contracts, to permit the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness.

              The impact of adopting SFAS 133 and the corresponding amendments under SFAS 138 is expected to result in a cumulative after-tax increase in net earnings of approximately $16 and an after-tax charge to OCI of approximately $7.

              In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and have been adopted for the year ended December 31, 2000. The revised accounting standards of SFAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of SFAS 140 are not expected to have a material adverse effect on the business, results of operations or financial condition of Nortel Networks.

3.     SEGMENTED INFORMATION

       General description

       Nortel Networks' operations include two reportable operating segments:
       Service Provider and Carrier segment ("SP&C"); and Enterprise segment ("Enterprise"). The segments provide network solutions that integrate data, voice and video on a single network, using a combination of packet frame and cell technologies, to two specific customer groups. SP&C delivers network solutions which are used by incumbent and competitive local exchange carriers, interexchange carriers, global carriers, wireless network providers, Internet service providers, application service providers, resellers, public utilities, cable television companies, and hosting service providers to interconnect access lines. SP&C also delivers transmission facilities to provide local or long-distance services, wireless communications systems and products to transport data, voice and video communications between locations within a city or between cities, countries or continents. Enterprise delivers solutions consisting of Internet-response centers; advanced speech recognition systems; Internet and data networking solutions; Open Internet Protocol systems; eBusiness solutions, including call centers, interactive voice response systems; and telephony communications solutions. Enterprise customers are generally large enterprises and their branch offices, small businesses and home offices, as well as government, education and utility organizations.

       The accounting policies of the segments are the same as those described in note 2. The Company evaluates financial performance based on measures of profit or loss from operations before income taxes excluding the impact of "Acquisition Related Costs" (IPR&D expense and the amortization of acquired technology and goodwill from all acquisitions subsequent to July 1998), stock option compensation and certain of the one-time gains and charges. Inter-segment revenues were immaterial for the years ended December 31, 2000, 1999 and 1998.

       Segments

       To reflect the evolution of certain businesses within the management structure, certain comparative amounts by segment have been reclassified. The primary effect of these reclassifications was to move certain businesses among the segments to more closely align the businesses with their primary customers. The following tables set forth information by segment for the years ended, and as at, December 31, 2000, 1999 and 1998:


                                                                                         CORPORATE
                     2000                                SP&C         ENTERPRISE          & OTHER        TOTAL
                                                     ----------       ----------        -----------    ---------
       External revenues                             $   24,828       $   5,342         $     8 (a)    $  30,178
       Earnings (loss) before income taxes
         from operations                                  3,521             166            (245)(b)        3,442 (c)
       Interest income                                       23               1             106              130
       Interest expense                                      10               -             158              168
       Amortization and depreciation
         excluding Acquisition Related Costs                182              95             568              845

       Total assets                                      15,025           2,089          13,798 (d)       30,912


                                                                                         CORPORATE
                     1999                                SP&C         ENTERPRISE          & OTHER         TOTAL
                                                     ----------       ----------        -----------     ---------
       External revenues                             $   16,256       $   4,951         $     80 (a)    $  21,287

       Earnings (loss) before income taxes
         from operations                                  2,159             445             (382)(b)        2,222 (c)
       Interest income                                       34               1               97              132
       Interest expense                                      15               -              149              164
       Amortization and depreciation
         excluding Acquisition Related Costs                130              34              491              655

       Total assets                                       9,731           1,850           12,426 (d)       24,007

                                                                                         CORPORATE
                     1998                                SP&C         ENTERPRISE          & OTHER         TOTAL
                                                     ----------       ----------        -----------     ---------
       External revenues                             $   13,063       $   3,670         $    124 (a)    $  16,857

       Earnings (loss) before income taxes
         from operations                                  1,304             479             (266)(b)        1,517 (c)
       Interest income                                       20               -               99              119
       Interest expense                                      15               1              206              222
       Amortization and depreciation
         excluding Acquisition Related Costs                 94              16              468              578

       Total assets                                       7,490           2,127           12,211 (d)       21,828


       (a) Represents revenues from business units below the quantitative thresholds.

       (b) Includes corporate services, the organization that manages the internal functions of the Company. Corporate services is managed on a "fee for service" basis. Corporate services expenses are charges to the operating segments either on a direct basis or through a matrix allocation. Direct charges are based on actual usage of services while the matrix allocation is based on revenue, headcount or some other appropriate factor. Costs not charged to the operating segments remain within Corporate & Other. Excludes the impact of Acquisition Related Costs, stock option compensation, certain of the one-time gains and charges, and the impact of dividends on preferred shares.

       (c) Reconciliation of segment earnings before income taxes from operations to earnings (loss) before income taxes reported in the consolidated financial statements for the years ended December 31:

                                                      2000         1999        1998
                                                  ----------   ----------  ------------
       Total earnings before income taxes from
         operations for reportable segments       $    3,442   $    2,222  $      1,517
       Acquisition Related Costs                      (4,107)      (2,075)       (2,341)
       Stock option compensation                         (99)           -             -
       Special charges and one-time costs               (273)        (209)         (447)
       Gain on sale of businesses                        174          131           258
       One-time gains                                    682          133           183
                                                  ----------   ----------  ------------
       Earnings (loss) before income taxes        $     (181)  $      202  $       (830)
                                                  ==========   ==========  ============

       (d) Primarily includes goodwill and other acquired intangible assets - net, treasury controlled assets and deferred income tax assets.

       Product revenues

       Nortel Networks has two groups of similar products: SP&C products which generally address high-speed network transport and Enterprise products which generally address corporate intranet and Internet access.

       The following table sets forth revenues by product line for the years ended December 31:

                                                                                         CORPORATE
                                                                                          & OTHER
                                                       SP&C           ENTERPRISE          REVENUE            TOTAL
                                                    ---------         ---------           -------         ---------
       2000                                         $  24,828         $   5,342           $     8         $  30,178
       1999                                            16,256             4,951                80            21,287
       1998                                            13,063             3,670               124            16,857

       Geographic information

       The following table sets forth external revenues and capital assets for the years ended, and as at, December 31:


                                                     2000              1999               1998
                                                 -----------        ----------         ----------
       EXTERNAL REVENUES (a)
       United States                             $    18,053        $   12,758         $    9,839
       Canada                                          1,665             1,434              1,362
       Other countries                                10,460             7,095              5,656
                                                 -----------        ----------         ----------
         Total external revenues                 $    30,178        $   21,287         $   16,857
                                                 ===========        ==========         ==========
       CAPITAL ASSETS (b)
       United States                             $     8,660        $    6,575         $    7,815
       Canada                                          1,286             1,011                907
       Other countries                                 1,353             1,042              1,063
                                                 -----------        ----------         ----------
         Total capital assets                    $    11,299        $    8,628         $    9,785
                                                 ===========        ==========         ==========


       (a) Revenues are attributable to geographic areas based on the location of the customer.

       (b) Represents plant and equipment - net and intangible assets - net that are identified with each geographic area.

4.     ACQUISITIONS

       The following tables set out certain information as at December 31, 2000 for the acquisitions completed by Nortel Networks in the years ended December 31, 2000, 1999 and 1998. All of these acquisitions were accounted for using the purchase method. The consolidated financial statements include the operating results of each of these businesses from their respective dates of acquisition.

       All acquisitions completed prior to May 1, 2000 were consummated by the Company or its subsidiaries. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel and are not reflected below, while acquisitions not involving share consideration have continued to be consummated by the Company or its subsidiaries and therefore are reflected below. The number of common shares of the Company issued as consideration and the number of stock options assumed on the closing of these acquisitions are stated below as of the completion dates and, accordingly, have not been restated to reflect the impact of the Arrangement, including the exchange of the Company's common shares for New Nortel's common shares and the New Nortel Stock Split. For information regarding acquisitions consummated by New Nortel since May 1, 2000, see the Nortel Networks Corporation Annual Report on Form 10-K for the period ended December 31, 2000.

       Purchase price allocation and amortization period for intangible assets


                                                                       ACQUIRED                          NET TANGIBLE
       CLOSING DATE                     PURCHASE       GOODWILL       TECHNOLOGY         IPR&D              ASSETS
       & ACQUISITION                     PRICE         (------ amortization period------)                (LIABILITIES)
                                      -----------      ---------      ----------         ------           -------------
       2000
       May 12
       Photonic (i)                   $        32      $      29      $       -         $     -            $      3
                                                       (3 years)
                                      -----------      ---------      ---------         -------            --------
       March 23
       Promatory (ii)                 $       771      $     659      $      60         $    50            $      2
                                                       (3 years)      (3 years)
                                      -----------      ---------      ---------         -------            --------

                                                                       ACQUIRED                          NET TANGIBLE
       CLOSING DATE                     PURCHASE       GOODWILL       TECHNOLOGY         IPR&D              ASSETS
       & ACQUISITION                     PRICE         (------ amortization period------)                (LIABILITIES)
                                      -----------      ---------      ----------         ------           -------------
       2000
       March 16
       Clarify (iii)                  $    2,114       $   1,812       $     210        $    64            $      28
                                                       (3 years)       (2 years)
                                      -----------      ---------      ----------        -------            ---------
       January 28
       Qtera (iv)                     $    3,004       $   2,412       $       -        $   559            $      33
                                                       (3 years)
                                      -----------      ---------      ----------        -------            ---------
       January 24
       Dimension (v)                  $       52       $      45       $       -        $     -            $       7
                                                       (4 years)
                                      -----------      ---------      ----------        -------            ---------
       Other (vi)
                                      -----------      ---------      ----------        -------            ---------
       1999
       November 12
       Periphonics (vii)              $      481       $     271       $      66        $    68            $      76
                                                       (4 years)       (3 years)
                                      -----------      ---------      ----------        -------            ---------
       April 16
       Shasta Networks (viii)         $      349       $     164       $       -        $   180            $       5
                                                       (3 years)
                                      -----------      ---------      ----------        -------            ---------
       1998
       December 15
       Cambrian (ix)                  $      248       $      48       $       -        $   204            $      (4)
                                                       (5 years)
                                      -----------      ---------      ----------        -------            ---------
       August 31
       Bay Networks (x)               $    9,060       $   5,345       $   2,050        $ 1,000            $     665
                                                       (5 years)       (3 years)
                                      -----------      ---------      ----------        -------            ---------
       June 8
       r3(xi)                         $       24       $       4       $       -        $    20            $       -
                                                       (5 years)
                                      -----------      ---------      ----------        -------            ---------
       April 22
       Aptis (xii)                    $      286       $      72       $       -        $   203            $      11
                                                       (5 years)
                                      -----------      ---------      ----------        -------            ---------
       January 9
       BNI (xiii)                     $      433       $      75       $       -        $   329            $      29
                                                       (5 years)
                                      -----------      ---------      ----------        -------            ---------
       Other (xiv)
                                      -----------      ---------      ----------        -------            ---------


       Form of initial consideration and other

       (i) Photonic Technologies, Inc. ("Photonic") was a developer of optical component technology for the manipulation and control of the polarization of light. In connection with the acquisition, Nortel Networks paid approximately $32 in cash to acquire the remaining approximate two-thirds ownership interest in Photonic that it did not previously own.

       (ii) Promatory Communications, Inc. ("Promatory") was a developer of Digital Subscriber Line ("DSL") platforms for high-speed Internet access. In connection with the acquisition, the Company issued approximately 6.9 million common shares, of which approximately
              0.6 million common shares of the Company were issued into escrow related to contingent consideration. The equivalent of approximately 0.1 million stock options to purchase common shares of the Company were also assumed. The fair value of the assumed Promatory stock options, using the Black-Scholes valuation model, was $14. These issued shares and assumed stock options exclude the common shares that are to be issued to the former holders of assumed stock options on the achievement of certain business objectives.

       (iii) Clarify Inc. ("Clarify") was a provider of eBusiness front office solutions. In connection with the acquisition, the Company issued approximately 31.7 million common shares and assumed the equivalent of approximately 8.8 million stock options to purchase common shares of the Company. The fair value of the assumed Clarify stock options, using the Black-Scholes valuation model, was $363.

       (iv) Qtera Corporation ("Qtera") was a producer of ultra-long-reach optical networking systems. In connection with the acquisition, the Company issued approximately 28.2 million common shares, of which approximately 5.2 million common shares of the Company were issued into escrow related to contingent consideration. The equivalent of approximately 3.7 million stock options to purchase common shares of the Company and 0.9 million warrants convertible into common shares of the Company were assumed. The fair values of the assumed Qtera stock options and warrants, using the Black-Scholes valuation model were $349 and $78, respectively. These issued shares, assumed stock options and assumed warrants exclude the common shares that are to be issued to the former holders of assumed stock options and warrants on the achievement of certain business performance objectives.

       (v) Dimension Enterprises, Inc. ("Dimension") was an engineering and business strategy consulting firm. In connection with the acquisition, Nortel Networks paid approximately $37 in cash for Dimension.

       (vi)   Other

              Nortel Dasa

              Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks Germany GmbH and Co. KG (formerly known as Nortel Dasa Network Systems GmbH and Co. KG) ("Nortel Dasa"), previously a joint venture with DaimlerChrysler Aerospace AG ("DC Aerospace") (now merged with Aerospatiale Matra to form European Aeronautics, Defense and Space Company ("EADSC")) in Germany, from a 50 percent joint control interest to a 58 percent controlling interest.

              MNC

              Effective January 1, 2000, Nortel Networks increased its ownership interest in Matra Nortel Communications S.A.S. ("MNC"), previously a joint venture with Aerospatiale Matra in France (now merged with DC Aerospace to form EADSC), from a 50 percent joint control interest to a 55 percent controlling interest.

       (vii) Periphonics Corporation ("Periphonics") was a provider of interactive voice solutions used in call centers and other voice and data network applications. In connection with the acquisition, the Company issued approximately 8.4 million common shares and assumed the equivalent of approximately 0.9 million stock options to purchase common shares of the Company. The fair value of the assumed Periphonics stock options, using the Black-Scholes valuation model, was $30.

       (viii) Shasta Networks, Inc. ("Shasta Networks") was a provider of gateways and systems for IP public data networks. In connection with the acquisition, the Company issued approximately 9.3 million common shares.

       (ix) Cambrian Systems Corporation ("Cambrian") was a producer of metropolitan optical networking technology. In connection with the acquisition, Nortel Networks paid approximately $231 in cash and assumed additional liabilities of $17.

       (x) Bay Networks, Inc. ("Bay Networks") was a provider of networking products and services. In connection with the acquisition, the Company issued approximately 270.0 million common shares and assumed the equivalent of approximately 47.3 million stock options to purchase common shares of the Company. The fair value of the assumed Bay Networks stock options, using the Black-Scholes valuation model, was $848. The allocation of the purchase price included tangible assets of $1,881 and assumed liabilities of $1,223.

       (xi) Entrust Technologies, Inc. ("Entrust Technologies"), formerly a Nortel Networks subsidiary, acquired r3 Security Engineering AG ("r3") for approximately 1.1 million common shares of Entrust Technologies and cash consideration of $4.

       (xii) Aptis Communications, Inc. ("Aptis") was a remote-access data networking start-up company. In connection with the acquisition, the Company issued approximately 5.0 million common shares and Nortel Networks paid cash consideration of $5.

       (xiii) Broadband Networks Inc. ("BNI") was engaged in the design and manufacture of fixed broadband wireless communications networks. In connection with the acquisition, the Company issued approximately 11.2 million common shares and Nortel Networks paid cash consideration of $149.

       (xiv)  Other

              In December 1998, Nortel Networks acquired all of the common and preferred shares of Nortel Technology Limited ("Nortel Technology"), formerly known as Bell-Northern Research Ltd., owned by Bell Canada for $18 in cash (the approximate fair value of such shares). The transaction increased the Company's ownership of Nortel Technology from 70 percent to 100 percent. This transaction was recorded at the exchange amount.

              In May 1998, Nortel Networks and Lagardere SCA ("Lagardere") entered into an amended and restated participation agreement to realign MNC, in which Nortel Networks and Lagardere each held a 50 percent ownership interest. The agreements relating to this realignment provided for, among other things: (i) Matra Communication S.A.S. to change its name to Matra Nortel Communications S.A.S., (ii) Nortel Networks to transfer at their exchange amounts the assets and liabilities of its distribution business in France to MNC, (iii) MNC to sell its 50 percent ownership in Matra Ericsson Telecommunications, and (iv) Nortel Networks to lend $120 to MNC. The loan was payable by MNC to Nortel Networks either in cash or by way of transfer of MNC's 34 percent equity interest in Nortel Matra Cellular SCA ("NMC") (now known as Nortel Networks S.A.). In December 1999, Nortel Networks exercised its option, at its sole discretion, for repayment of the loan by way of transfer of the NMC shares. The transaction increased Nortel Networks' direct ownership of NMC by 34 percent to 100 percent. The transaction was recorded at the exchange amount of $120. After July 1, 1999, Lagardere may, under specific circumstances, require Nortel Networks to purchase all of its equity participation in MNC at a price to be based partly on a formula and partly on the fair market value as determined at the time. In 1999, Lagardere transferred its ownership in MNC to Aerospatiale Matra, a company controlled by Lagardere. Aerospatiale Matra subsequently merged with DC Aerospace to form EADSC.

       The acquisitions of Photonic, Promatory, Clarify, Qtera and Dimension are collectively referred to herein as the "2000 Acquisitions".

       Contingent consideration

       In certain acquisition transactions, Nortel Networks agrees to additional purchase consideration upon the achievement of specific objectives by the acquired business. The achievement of these objectives results in an increase in the purchase price of the acquired business for consideration subsequent to the purchase date, and a corresponding increase to the goodwill recorded on the acquisition. The maximum contingent consideration is fixed as at the date of acquisition. The following table outlines acquisitions completed by Nortel Networks for the years ended December 31, 2000, 1999 and 1998 for which it was possible for contingent consideration to be earned during the year ended December 31, 2000, if the acquired businesses met the specific performance objectives.

                               MAXIMUM       CONTINGENT
          YEAR &             CONTINGENT     CONSIDERATION
          ACQUISITION       CONSIDERATION   EARNED TO DATE     OTHER
          -----------       -------------   --------------     -----
          2000
          Photonic          $      5        $       -          Payable in cash, upon Photonic achieving certain business
                                                               performance objectives by the end of 2002.

          Promatory         $     75        $      57          Payable in common shares, upon Promatory achieving certain business performance objectives in 2000.

          Qtera             $    500        $     300          Payable in common shares, upon Qtera achieving certain business performance objectives by the first quarter of 2001.

          Dimension         $     34        $      15          Payable in cash, upon Dimension achieving certain business performance objectives by the end of 2002.

          1999
          Shasta Networks   $     18        $      18          Payable in cash, upon Shasta Networks achieving certain operational milestones.  Of the $18, $9 and $9 were earned in 2000 and 1999, respectively.


       In-process research and development

       IPR&D charges represent the value on closing of a business purchase combination of the acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use.

       Included in the purchase price allocations for the 2000 Acquisitions was an aggregate amount of IPR&D of $673, which was charged to earnings in the period. Independent valuations were performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represented the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after-tax cash flows of each project, on a product by product basis, were based on Nortel Networks' estimates of revenues less operating expenses, cash flow adjustments, income taxes and charges for the use of contributory assets. Future cash flows were also adjusted for the value contributed by any core technology and development efforts that were completed post-acquisition.

       Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated operating expenses include cost of goods sold, selling, general and administrative and R&D expenses. The estimated R&D expenses include costs to maintain the products once they have been introduced into the market and are generating revenues and costs to complete the IPR&D. Operating expense estimates were consistent with historical margins and expense levels for similar products.

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

       A brief description of the IPR&D project in process during the fourth quarter ended December 31, 2000, related to the 2000 Acquisitions, including an estimated percentage-of-completion of products within the project at the acquisition date, is set forth in the table below.

                                                                                          ESTIMATED    EXPECTED
                                                                                         PERCENTAGE    COSTS TO  DISCOUNT
       ACQUISITION     IPR&D PROJECT                                                      COMPLETE     COMPLETE    RATE
       -----------     -------------                                                      --------     --------    ----
       Qtera           Photonic Networking Systems                                          56%        $   15.8     22%

                       Photonic Networking Systems are ultra-long-reach optical networking systems. These systems allow for scalable optical Internet capabilities, which enable high performance, rapid wavelength provisioning and restoration, and low cost survivable bandwidth. Nortel Networks has revised its original estimate and now expects that the project will be completed and will begin contributing to consolidated revenues in the second quarter of 2001.

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

5.     RESEARCH AND DEVELOPMENT

                                                                                2000           1999           1998
                                                                                --------       --------       ---------
       R&D expense                                                              $  3,995       $  2,992       $   2,532
       R&D cost incurred on behalf of others (a)                                      64            131              97
                                                                                --------       --------       ---------
       Total                                                                    $  4,059       $  3,123       $   2,629
                                                                                ========       ========       =========


       (a) These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

6.     SPECIAL CHARGES AND ONE-TIME COSTS

                                                                                 2000            1999           1998
                                                                              --------        --------       ---------
       Workforce reduction                                                    $    130        $     87       $     261
       Write-down of equipment                                                       -              18              28
       Contract settlement and lease costs                                           -              32              23
       Facilities impairment                                                         -              23               -
       Other                                                                       141               -               1
                                                                              --------        --------       ---------
       Total special charges                                                       271             160             313
       Cumulative draw-downs                                                      (223)           (132)           (313)
                                                                              --------        --------       ---------
       Provision balance                                                      $     48        $     28       $       -
                                                                              ========        ========       =========

       2000

       In the year ended December 31, 2000, Nortel Networks recorded special charges aggregating to $271 relating to restructuring and other charges, and one-time costs of $2.

       Special charges

       Restructuring activities involved the implementation of Nortel Networks' initiative to strategically realign resources into high growth areas of the business in response to shifts in customers' needs and transitions from older to newer technologies across Nortel Networks' product portfolio, and the outsourcing of certain Information Services functions. The outsourcing of certain corporate services began in the third quarter of 1999.

       Workforce reduction charges of $130 primarily related to the cost of severance and related benefits for the termination of approximately 4,000 employees in the above noted restructuring activities, primarily in North America.

       Workforce reduction costs of approximately $30 related to approximately 2,000 employees in connection with the outsourcing of certain Information Services functions. The remaining workforce reduction charges of approximately $100 related primarily to approximately 2,000 employees in connection with the initiative to strategically realign resources.

       Other charges primarily represented a reduction of the goodwill related to MNC. Nortel Networks changed its business mandate for MNC from the product focus for which it was acquired, and restructured the business to focus on distribution channels.

       The provision balance has been drawn down by $223 resulting in a provision balance of $48 as at December 31, 2000. The remaining provision which is expected to be substantially drawn down by the second quarter of 2001 relates to the approximately 2,000 employees identified in the strategic resource realignment described above.

       One-time costs

       One-time costs related to inventory provisions associated with restructuring and were recorded in cost of revenues.

       1999

       In the year ended December 31, 1999, Nortel Networks recorded special charges aggregating to $160 relating to restructuring costs and one-time costs of $49.

       Special charges

       Restructuring activities involved Nortel Networks' exit of the Satellite and Time Division Multiple Access small switch operations within SP&C, and the Consumer Products and Open Speech operations within Enterprise. The restructuring activities also involved the consolidation of the Broadband Wireless Access ("BWA") operations, as well as the streamlining of SP&C manufacturing operations in connection with Nortel Networks' strategy announced in January 1999.

       Also reflected in the 1999 restructuring costs were charges associated with Nortel Networks' initiative to realign its resources into growth areas in response to industry shifts as well as create efficiencies within Nortel Networks' existing organizations. This initiative impacted various organizations within SP&C and Enterprise largely within North America including the Mobility, Marketing and Communications, Global Service and Portfolio Networks organizations. Nortel Networks also restructured, for purposes of outsourcing, its corporate processes including a portion of its payroll, accounts payable, training and resourcing functions.

       Workforce reduction charges represented the cost of severance and related benefits for the termination of approximately 1,970 employees in the above noted restructuring activities.

       Workforce reduction costs of approximately $6 related to approximately 120 employees, primarily located in Canada, in connection with the consolidation of the BWA operations. A charge of approximately $15 related to approximately 350 employees, in Canada and the United States, within Enterprise, as well as approximately 100 employees in the Caribbean and Latin America region, related to Nortel Networks' exit from two of its businesses.

       Workforce reduction costs of approximately $17 represented the costs for the termination of approximately 310 employees in SP&C manufacturing operations in Belleville, Ontario related to Nortel Networks' strategy announced in January 1999 to streamline these operations.

       Approximately $27 of the workforce reduction charge related to approximately 440 employees, largely in Canada and the United States, for Nortel Networks' realignment of its resources for its various organizations within SP&C and Enterprise. The remaining charges of approximately $22 represented the termination costs for approximately 650 individuals related to the outsourcing of certain of Nortel Networks' corporate processes.

       Write-down of equipment and other assets charges totalled $18 in 1999. In conjunction with Nortel Networks' exit of its Consumer Products, Open Speech and Satellite operations, as well as the restructuring of its BWA operations, Nortel Networks determined various tooling, test, and diagnostic equipment to be redundant. Due to its specialized nature, this equipment could not be used in other areas and Nortel Networks recorded a provision reflecting the net book value related to these assets.

       Contract settlement and lease costs included lease termination costs for the BWA and Open Speech operations, as well as the write-off of leasehold improvements and furniture and fixtures related to these facilities. Nortel Networks determined that the sublet of these premises was unlikely and therefore the costs reflected amounts accrued for the remaining terms of the leases. Contract settlement costs included a negotiated settlement to cancel a contract with one customer within the Satellite operations and other contract settlements affected by Nortel Networks' exit activities.

       Facilities impairment charges totalled $23 in 1999. In 1998, Nortel Networks exited its Fixed Wireless Access ("FWA") operations with the intention to vacate its related facility in Paignton, United Kingdom. In 1999, management determined that an impairment in the value of this facility had occurred and, on the basis of an independent appraisal, Nortel Networks recorded a charge representing the difference between the net book value of the building and the appraised value.

       The provision balance has been drawn down by $132 resulting in a provision balance of $28 as at December 31, 2000. The remaining provision is expected to be substantially drawn down by the first quarter of 2001. The remaining provision primarily relates to the employees identified in the strategic resource realignment initiatives described above.

       One-time costs

       The restructuring of the above noted businesses resulted in Nortel Networks no longer supporting several of its existing products and new product introductions. Nortel Networks recorded a charge to write-off the remaining book value of redundant raw materials inventory related to the Consumer Products operations and the SP&C operations. The inventory provision was recorded in cost of revenues. Also included was a one-time, non-recurring charge for Nortel Networks' coverage of an obligation by a customer to a third party, a non-recurring and non-operational charge related to the settlement of a patent infringement suit, and other costs. These amounts were recorded in selling, general and administrative expenses.

       1998

       In the year ended December 31, 1998, Nortel Networks recorded special charges aggregating to $313 relating to restructuring costs and other charges, and one-time costs of $134.

       Special charges

       As part of its streamlining activities, Nortel Networks significantly downsized operations in SP&C and Enterprise including its GSM, Consumer Products, North American Terminals and Meridian organizations. Nortel Networks also exited its FWA operations within SP&C, primarily located in Paignton, United Kingdom.

       The workforce reduction charge represented the cost of severance and related benefits for the termination of approximately 4,620 employees in the above noted restructuring activities.

       The write-down of equipment charge primarily related to a provision reflecting the net book value of testing and diagnostics equipment considered redundant due to a significant re-focussing and product shifting, as well as the cancellation of certain new product introductions.

       The contract settlement and lease costs related to lease settlement costs related to equipment used in the exited Internet operations within Enterprise and charges for facilities costs related to the write-off of leasehold improvements and lease cancellation costs for vacated premises that housed the Custom Network Applications operations and the North American Terminals operations.

       The draw down of the provision balance was completed as at December 31, 2000.

       One-time costs

       One-time costs included a charge related to workforce reductions in Nortel Networks' joint ventures and was recorded against equity earnings. The restructuring of the above noted operations resulted in Nortel Networks no longer supporting several of its existing products and new product introductions. As a result, Nortel Networks wrote-off the remaining book value of redundant components and finished goods inventory. The inventory provision was recorded in cost of revenues. Nortel Networks also recorded a charge relating to a write-down of investments associated with a working capital loan to a start-up Internet Service Provider and housing that Nortel Networks owned in China that was used by expatriate employees. This amount was recorded in other income - net. Nortel Networks also recorded a charge to write-down its investment in MNC as a result of a decision by MNC to exit product lines that were unprofitable. This amount was recorded against equity earnings.

7.     GAIN ON SALE OF BUSINESSES

       Gain on sale of businesses of $174 related primarily to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with Nortel Networks' operations strategy.

       Gain on sale of businesses for 1999 of $131 related primarily to transactions for the divestiture of certain of Nortel Networks' manufacturing and repair operations and assets.

       Gain on sale of businesses for 1998 of $258 related primarily to the sale of Nortel Networks' Advanced Power Systems business.

8.     OTHER INCOME - NET

                                                  2000                    1999                     1998
                                                -------                  -------                 --------
       Interest income                          $   130                  $   132                 $    119
       Currency exchange losses                      10                      (93)                     (86)
       Minority interest                            (55)                       3                       15
       Gain on sale of investments                  682                      133                      183
       Other - net                                  135                       71                      (10)
                                                -------                  -------                 --------
       Other income - net                       $   902                  $   246                 $    221
                                                =======                  =======                 ========


       The gain on sale of investments for 2000 was due to a first quarter gain of $513 related to the sale by Nortel Networks of a portion of its share ownership in Entrust Technologies and a third quarter gain of $169 related to a reduction in Nortel Networks' investment in Entrust Technologies from 33.5 percent to 27.0 percent primarily as a result of Entrust Technologies' issuance of common shares in connection with its acquisition of enCommerce, Inc.

       The gain on sale of investments for 1999 included a gain of $76 related to a sale by Nortel Networks of a portion of its share ownership in Entrust Technologies.

       The gain on sale of investments for 1998 included a gain of $89 related to a reduction in Nortel Networks' investment in Entrust Technologies from 72.9 percent to 53.4 percent as a result of Entrust Technologies issuance of common shares in connection with the r3 acquisition and an initial public offering completed by Entrust Technologies in 1998.

9.     LONG-TERM DEBT

       At December 31, long-term debt consisted of:

                                                                                        2000              1999
                                                                                     ---------          --------
       8.75% Notes due June 12, 2001                                                $     250          $    250
       Term credit facility due June 28, 2001, with an average
          floating interest rate of 6.69% based on LIBOR + .12%                           120               120
       6.88% Notes due October 1, 2002                                                    300               300
       6.00% Notes due September 1, 2003                                                  200               200
       7.40% Notes due June 15, 2006                                                      150               150
       6.88% Notes due September 1, 2023                                                  200               200
       7.88% Notes due June 15, 2026                                                      150               150
       Other long-term debt with various repayment terms and a weighted
         average interest rate of 5.65%                                                   209                32
       Obligations under capital leases                                                    43                24
                                                                                    ---------          --------
                                                                                        1,622             1,426
       Less:  Long-term debt due within one year                                          445                35
                                                                                    ---------          --------
                                                                                    $   1,177          $  1,391
                                                                                    =========          ========


       At December 31, 2000, the amounts of long-term debt payable (excluding obligations under capital leases) for the years 2001 through 2005 were $424, $366, $264, $25 and nil, respectively.

10.    INCOME TAXES

       The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax provision included in the consolidated statements of operations for the years ended December 31:

                                                                     2000             1999              1998
                                                                  ---------         --------          --------
       Income taxes at Canadian rates
         (2000 - 42.3%, 1999 - 42.9%, 1998 - 43.0%)               $     (77)        $     86          $   (356)
       Reduction of Canadian taxes applicable to
         manufacturing profits                                          (32)             (40)              (18)
       Difference between Canadian rate and rates applicable to
         subsidiaries in the United States and other jurisdictions     (107)            (105)              (84)
       Difference between basic Canadian rate and rates
         applicable to gain on sale of businesses                        30              (32)              (30)
       Non-deductible amortization of acquired intangibles            1,403              640               956
       Utilization of losses                                            (64)             (34)                -
       Other                                                            (49)              11               (48)
                                                                  ---------         --------          --------
       Income tax provision                                       $   1,104         $    526          $    420
                                                                  =========         ========          ========

                                                                         2000             1999              1998
                                                                      ---------          -------         ---------
       Details of Nortel Networks' income taxes:
         Earnings (loss) before income taxes:
           Canadian, excluding gain on sale of businesses           $     702          $   214          $ (1,152)
           United States and other, excluding gain on sale of
             businesses                                                (1,057)            (143)               64
           Gain on sale of businesses                                     174              131               258
                                                                    ---------          -------         ---------
                                                                    $    (181)         $   202         $    (830)
                                                                    =========          =======         =========
        Income tax provision:
          Canadian, excluding gain on sale of businesses            $     161          $    77         $     (17)
          United States and other, excluding gain on sale of
            businesses                                                    840              424               356
          Gain on sale of businesses                                      103               25                81
                                                                    ---------          -------         ---------
                                                                    $   1,104          $   526         $     420
                                                                    =========          =======         =========
        Income tax provision:
          Current                                                   $   1,378          $ 1,124         $     666
                                                                    ---------          -------         ---------
          Deferred                                                       (274)            (598)             (246)
                                                                    $   1,104          $   526         $     420
                                                                    =========          =======         =========


       Nortel Networks' effective tax rate for the years ended December 31, 2000, 1999 and 1998 was 32.0 percent, 34.3 percent and 33.3 percent, respectively, excluding the after-tax impacts of Acquisition Related Costs, stock option compensation, and where applicable certain of the one-time gains and charges.

       The following table shows the main items included in deferred income taxes as at December 31, 2000 and 1999:

                                                                        2000             1999
                                                                     ---------        ----------
       Deferred income taxes:
       Assets:
         Tax benefit of loss carryforwards and tax credits            $     304        $      357
         Provisions and reserves                                            776               915
         Post-retirement benefits other than pensions                       173               269
         Plant and equipment                                                 39                30
         Pension plan liabilities                                            32                33
         Deferred compensation                                               25                15
         Other                                                               69                13
                                                                      ---------        ----------
                                                                          1,418             1,632
       Valuation allowance                                                 (149)             (233)
                                                                      ---------        ----------
                                                                          1,269             1,399
                                                                      ---------        ----------
       Liabilities:
         Acquired technology                                                249               440
         Provisions and reserves                                            449               376
         Plant and equipment                                                132                69
         Unrealized gains on equity investments                             108                17
         Pension plan assets                                                 13                28
         Other                                                                3                48
                                                                      ---------        ----------
                                                                            954               978
                                                                      ---------        ----------
       Net deferred income tax assets                                 $     315        $      421
                                                                      =========        ==========

       For the year ended December 31, 2000 Nortel Networks recognized approximately $40 of previously unrecognized loss carryforwards plus other acquired tax benefits from certain acquisitions which were accounted for as a credit to goodwill.

       At December 31, 2000, for income tax purposes Nortel Networks had operating loss carryforwards of approximately $256, which had not been recognized in the financial statements, the majority of which expire between 2004 and 2005, and approximately $50 from other foreign jurisdictions excluding the United States, which can be applied indefinitely against future income.

       Nortel Networks has not provided for Canadian deferred income taxes or foreign withholding taxes on undistributed earnings of its non-Canadian subsidiaries, since these earnings are intended to be re-invested indefinitely.

       Global investment tax credits of $166, $153 and $125 have been applied against the income tax provision in 2000, 1999 and 1998, respectively.

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

       Receivables with these related parties included in accounts receivable totalled nil and $318 as at December 31, 2000 and 1999, respectively. Accounts payable with these related parties included in trade and other payables totalled nil and $1 as at December 31, 2000 and 1999, respectively. Revenue and purchase transactions with these related parties for the years ended December 31 are summarized as follows:

                                                            2000             1999                1998
                                                          --------         ---------         ---------
       Revenues                                           $    709         $   2,259         $   1,914
       Purchases                                          $    369         $     209         $      87

       On February 17, 1999, Nortel Networks purchased $150 Canadian of 6.5 percent convertible unsecured subordinated debentures issued by a subsidiary of BCE, which were subsequently sold to a third party on January 21, 2000.

       Effective May 1, 2000, in conjunction with the Arrangement, BCE's ownership interest was reduced from approximately 36 percent of Old Nortel's common shares immediately prior to the Arrangement to a nominal ownership interest in New Nortel. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

       The Company also engages in transactions with New Nortel and a directly owned subsidiary of New Nortel. These transactions include cash borrowings between the parties in addition to funding activities pursuant to reciprocal credit agreements. As at December 31, 2000 and 1999, the balance included in trade and other payables owing to New Nortel was $101 and nil, respectively, and to a directly owned subsidiary of New Nortel was $252 and nil, respectively.

12.    SUPPLEMENTARY BALANCE SHEET INFORMATION

       The following tables provide details of selected balance sheet items as at December 31:

       INVENTORIES:


                                                                              2000              1999
                                                                           -----------        ----------
       Raw materials                                                       $     789          $    696
       Work in process                                                           964               819
       Finished goods                                                          2,557             1,148
                                                                           -----------        ----------
       Inventories                                                         $   4,310          $  2,663
                                                                           -----------        ----------

       PLANT AND EQUIPMENT - NET:

                                                                               2000              1999
                                                                           -----------        ----------
       Cost:
             Land                                                           $     120          $     99
             Buildings                                                          1,699             1,338
             Machinery and equipment                                            4,435             3,753
                                                                           -----------        ----------
                                                                                6,254             5,190
                                                                           -----------        ----------
       Less accumulated depreciation:
             Buildings                                                          (452)             (417)
             Machinery and equipment                                          (2,450)           (2,440)
                                                                           -----------        ----------
                                                                              (2,902)           (2,857)
                                                                           -----------        ----------
       Plant and equipment - net                                           $   3,352          $  2,333
                                                                           ===========        ==========

       INTANGIBLE ASSETS - NET:


                                                                              2000              1999
                                                                           -----------        ----------
       Cost:
             Acquired technology                                           $   5,290          $  5,020
             Goodwill                                                         11,756             6,521
                                                                           -----------        ----------
                                                                              17,046            11,541
                                                                           -----------        ----------
       Less accumulated amortization:
             Acquired technology                                              (4,622)           (3,818)
             Goodwill                                                         (4,477)           (1,428)
                                                                           -----------        ----------
                                                                              (9,099)           (5,246)
                                                                           -----------        ----------
       Intangible assets - net                                             $   7,947          $  6,295
                                                                           ===========        ==========

 13.   PREFERRED SHARES AND COMMON SHARES

       Preferred shares

       The Company is authorized to issue an unlimited number of Class A Preferred Shares and Class B Preferred Shares, without nominal or par value, issuable in series. Class A Preferred Shares have been issued for consideration denominated in Canadian dollars (C$) and are presented in United States dollars after translation at the exchange rate in effect at the date of original issue. Each series of Class A Preferred Shares ranks in parity with every other series of Class A Preferred Shares.

       At December 31 for the years 2000 and 1999 the outstanding Class A Preferred Shares included in shareholders' equity consisted of:

                                                                                    NUMBER
                                                                                   OF SHARES
                                                                                  (thousands)            $
                                                                                  ------------       ------------

       Series 4, issued June 25, 1985 for consideration of C$100 million                     - (a)       $     73
       Series 5, issued November 26, 1996 for consideration of C$400 million            16,000           $    294
       Series 7, issued November 28, 1997 for consideration of C$350 million            14,000           $    242

       (a)       represents 200 shares.

       The Cumulative Redeemable Class A Preferred Shares Series 4 ("Series 4 Shares") dividend rate is determined by auctions held at intervals of approximately one month on the business day immediately preceding the commencement of each dividend period. The Company can neither participate, nor oblige any subsidiary to participate, in the auction procedures. The annual dividend rate may not exceed the Bankers' Acceptance Rate in effect on the auction date plus .40 percent. The winning bid dividend rates as a result of the auctions during 2000 ranged between 4.10 percent and 4.95 percent. The Company may call all, or a part of, the Series 4 Shares for redemption at a price of C$500,000 per share, on the business day immediately preceding any auction date. Dividends on the outstanding Series 4 Shares are declared and payable in Canadian dollars. Amounts equal to accrued and unpaid dividends are payable by the Company upon redemption of the Series 4 Shares. The applicable dividend must be declared prior to redemption.

       On July 8, 1994, the Company issued 200 Exchange Rights to the holders of its Series 4 Shares without cost to such holders. The Exchange Rights entitle the holders to exchange each Exchange Right, together with one Series 4 Share, for that number of New Nortel common shares determined by dividing C$500,000 by the greater of C$2.50 and 95 percent of the weighted average trading price of the common shares on The Toronto Stock Exchange for the ten trading days ending immediately preceding the exchange date. The Exchange Rights will be of no force or effect until the occurrence of two consecutive unsuccessful auctions in which there are not sufficient clearing bids to determine a dividend rate in respect of the Series 4 Shares. As part of the Arrangement, the rights and obligations of the Company under the Exchange Rights were amended in order to entitle a holder of an Exchange Right to acquire New Nortel common shares in the same ratio as determined under the Exchange Rights, unless the Company elects to redeem for cash all of the Series 4 Shares in accordance with the provisions attaching thereto. Pursuant to an agreement dated May 1, 2000, entered into with New Nortel, New Nortel agreed to deliver New Nortel common shares pursuant to the exercise of the Exchange Rights, and the Company agreed to issue to New Nortel that number of common shares of the Company having a value equal to the value of the New Nortel common shares delivered to the holders of the exercised Exchange Rights. At December 31, 2000, no Exchange Rights had been exercised. An Exchange Right has no value except in connection with a Series 4 Share.

       The Cumulative Redeemable Class A Preferred Shares Series 5 ("Series 5 Shares") are presented net of tax effected issue costs of approximately $4. Holders of the Series 5 Shares will, until November 30, 2001, be entitled to an annual fixed cumulative preferential cash dividend of C$1.275 per share (5.1 percent), payable, if declared, quarterly on the first day of March, June, September and December. From December 1, 2001, holders of the Series 5 Shares will be entitled to, if declared, a monthly floating cumulative preferential cash dividend. Holders of Series 5 Shares will have the right to convert their shares into Cumulative Redeemable Class A Preferred Shares Series 6 ("Series 6 Shares"), subject to certain conditions, on December 1, 2001, and on December 1 of every fifth year thereafter. Holders of Series 6 Shares will have a similar right to convert back into Series 5 Shares every five years. In certain circumstances, conversions may be automatic. The Series 5 Shares are not redeemable prior to December 1, 2001, at which time they will be redeemable at the Company's option at C$25 per share together with accrued and unpaid dividends up to, but excluding, the date of redemption. The Series 5 Shares will be redeemable after that date at the Company's option at C$25.5 per share together with accrued and unpaid dividends up to, but excluding, the date of redemption. The Series 6 Shares will also be redeemable at the Company's option at C$25 per share, together with accrued and unpaid dividends up to, but excluding, the date of redemption, on December 1, 2006, and on December 1 of every fifth year thereafter.

       The Non-cumulative Redeemable Class A Preferred Shares Series 7 ("Series 7 Shares") are presented net of tax effected issue costs of approximately $4. Holders of the Series 7 Shares will, until November 30, 2002, be entitled to an annual fixed non-cumulative preferential cash dividend of C$1.225 per share (4.9 percent), payable, if declared, quarterly on the first day of March, June, September and December. From December 1, 2002, holders of the Series 7 Shares will be entitled to, if declared, a monthly floating non-cumulative preferential cash dividend. Holders of Series 7 Shares will have the right to convert their shares into Non-cumulative Redeemable Class A Preferred Shares Series 8 ("Series 8 Shares"), subject to certain conditions, on December 1, 2002 and on December 1 of every fifth year thereafter. Holders of the Series 8 Shares will have a similar right to convert back into Series 7 Shares every five years. In certain circumstances, conversions may be automatic. The Series 7 Shares are not redeemable prior to December 1, 2002, at which time they will be redeemable at the Company's option at C$25 per share, together with declared and unpaid dividends to the date of redemption. The Series 7 Shares will be redeemable after that date at the Company's option at C$25.50 per share together with declared and unpaid dividends to the date of redemption. The Series 8 Shares will also be redeemable at the Company's option at C$25 per share, together with declared and unpaid dividends up to, but excluding, the date of redemption, on December 1, 2007, and on December 1 of every fifth year thereafter.

       Common shares

       The Company is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders' equity consisted of:

                                                 2000                     1999                      1998
                                             ------------------      ----------------------   ----------------------
                                                                 (Number of shares in thousands)

                                              NUMBER              NUMBER                    NUMBER
                                             OF SHARES     $     OF SHARES       $        OF SHARES       $
                                             ---------  ------- ------------  --------   ------------  --------
       Balance at beginning of year          1,377,155  $11,745    1,326,209  $ 10,109     $1,037,761   $ 1,609
       Shares issued pursuant to:
         Shareholder dividend reinvestment
           and stock purchase plan                   9        1           82         4            181         4
         Stock option plans                     12,592      205       31,940       517         10,066       121
         Acquisitions                           63,682    5,073       18,304     1,077        286,796     8,400
         Conversion of debentures                    -        -        1,145        41              -         -
       Shares purchased and cancelled (a)            -        -         (525)       (3)        (8,595)      (25)
                                             ---------  -------    ---------  --------     ----------   -------
       Balance at end of year                1,453,438  $17,024    1,377,155  $ 11,745      1,326,209   $10,109
                                             =========  =======    =========  ========      =========   =======

       (a) For the year ended December 31, 2000 the excess of cost over the carrying amount of common shares that were purchased for cancellation and charged to retained earnings was nil (1999 - $11, 1998 - $199).

       As part of the Arrangement, effective May 1, 2000, the outstanding common shares of the Company were exchanged for common shares of New Nortel. New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; and 100 percent of the Company's common shares were acquired by New Nortel and ceased to be publicly traded.

       On February 22, 1999, the Company announced the commencement of a program to repurchase for cancellation up to 20 million of the Company's common shares in the period from February 26, 1999 to February 25, 2000. No shares of the Company were acquired in 2000 under the program.

14.    CONSOLIDATED STATEMENTS OF CASH FLOWS

       The following information pertains to the consolidated statements of cash flows for the years ended December 31.

       Cash and cash equivalents

       Cash and cash equivalents consist of cash on hand and balances with banks, and short-term investments. Cash and cash equivalents included in the cash flow statements are comprised of the following balance sheet amounts as at December 31:

                                                       2000            1999            1998
                                                    ----------      ----------      ----------
       Cash on hand and balances with banks         $    1,141      $      534      $      400
       Short-term investments                              426           1,619           1,830
                                                    ----------      ----------      ----------
       Total cash and cash equivalents              $    1,567      $    2,153      $    2,230
                                                    ==========      ==========      ==========

       Acquisitions and other investments

       The following table summarizes the Company's cash flows from (used in) investing activities from acquisitions of investments and businesses for the years ended December 31:


                                                                             2000        1999        1998
                                                                           --------    --------    --------
       Cash acquired                                                       $   (168)   $    (22)   $   (765)
       Total net assets acquired other than cash                             (6,290)     (1,513)     (9,541)
                                                                           --------    --------    --------
       Total purchase price                                                  (6,458)     (1,535)    (10,306)

       Less:  cash acquired                                                     168          22         765
       Less:  non-cash consideration paid other than
           common share options and contingent
           consideration                                                      5,064         769       8,771
       Less:  common share option consideration paid                            805          30         874
       Less:  cash consideration contingent upon the
           achievement of certain operational milestones                         39          18
                                                                           --------    --------    --------
       Acquisitions of investments and businesses - net of cash acquired   $   (382)   $   (696)   $    104
                                                                           --------    --------    --------

       Interest and income taxes paid

                                                                             2000        1999        1998
                                                                           --------    --------    --------
       Interest paid                                                       $    158    $    179    $    233
       Income taxes paid                                                   $    736    $    421    $    493




       Receivables sales

       The table below summarizes certain cash flows received from securitization vehicles:

                                                                                              2000
                                                                                            -------
       Proceeds from new securitizations                                                    $ 1,632
       Proceeds from collections reinvested in revolving period securitizations             $ 1,043

15.    EMPLOYEE BENEFIT PLANS

       Effective May 1, 2000, Nortel Networks introduced a balanced capital accumulation and retirement program (the "Balanced Program") and an investor capital accumulation and retirement program (the "Investor Program"), to substantially all of its North American employees. Those employees who were already a member of one of the existing defined benefit pension plans could elect to transfer to either of the new programs or remain in the existing defined benefit pension plans, which subsequent to May 1, 2000 have become known as the traditional capital accumulation and retirement program (the "Traditional Program").

       In addition, Nortel Networks also provides other benefits, including post-retirement benefits other than pensions and post-employment benefits. Such benefits are based on length of service. Employees who elected to stay in the Traditional Program, will either maintain their existing company sponsored post-retirement benefits or will receive a modified version of these benefits, depending on age, service and geographical variations. Employees, who selected the Balanced Program, will maintain their eligibility for post-retirement benefits at reduced company contribution levels, while employees, who selected the Investor Program, will maintain their eligibility for access to post-retirement benefits at their own personal cost. The Traditional Program, the Balanced Program and the Investor Program are discussed in further detail below.

       Nortel Networks' policy is to fund pensions and other benefits based on widely used actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Plan assets are comprised primarily of common stocks, bonds, debentures, secured mortgages and property. Included in plan assets are common shares of New Nortel with an aggregate market value of $66 in 2000 (nil in 1999).

       Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. Within the consolidated balance sheets, pension plan and other benefit assets are included in Other assets and pension plan and other benefit liabilities are included in Other liabilities.

       The following details the funded status of the defined benefit plans available under the Traditional Program and the associated amounts recognized in the consolidated balance sheets as at December 31:

                                                                   2000              1999              1998
                                                                   ----              ----              ----
       ASSUMPTIONS:
       Discount rates applicable to employee pension plans         7.0%              6.8%              7.2%
       Rate of return on assets                                    8.1%              8.0%              8.5%
       Rate of compensation increase                               4.8%              4.0%              4.3%


                                                     DEFERRED PENSION ASSET     DEFERRED PENSION LIABILITY
                                                     ----------------------     --------------------------
                                                        2000         1999         2000             1999
                                                     ----------    --------     ---------        ---------
       FUNDED STATUS:

       Projected benefit obligation                   $ 5,347      $ 5,370       $   531          $   453
       Plan assets at fair value                        6,303        5,836            71               71
                                                      -------      -------       -------          -------
       Excess (deficiency) of plan assets at fair
         value over projected plan benefits               956          466          (460)            (382)
       Unrecognized net plan benefits existing
         at January 1, 1987                               (12)         (13)            -                -
       Unrecognized prior service cost                     25           21             5                5
       Other unrecognized net plan benefits
         and amendments                                  (834)        (329)          129               61
                                                      -------      -------       -------          -------
       Net accrued pension asset (liability)          $   135      $   145       $  (326)         $  (316)
                                                      =======      =======       =======          =======


                                                                                 2000       1999      1998
                                                                                -----      -----      -----

       PENSION EXPENSE:
       Service cost - benefits earned                                           $ 182      $ 223      $ 153
       Interest cost on projected plan benefits                                   394        361        350
       Estimated return on plan assets                                           (450)      (398)      (370)
       Termination benefits                                                        --         --         49
       Amortization of net pension plan benefits
       and amendments                                                              12         46         55
       Settlement gains                                                            (7)        --         --
       Curtailment gains                                                          (35)       (16)        --
       Actuarial loss                                                              --          7         --
                                                                                -----      -----      -----
       Net pension expense                                                      $  96      $ 223      $ 237
                                                                                =====      =====      =====


                                                       DEFERRED PENSION ASSET        DEFERRED PENSION LIABILITY
                                                     --------------------------     ----------------------------
                                                          2000           1999          2000               1999
                                                     -------------      -------     ------------        --------
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation at beginning of year       $   5,370        $   4,632     $        453        $    461
       Service cost - benefits earned                      168              210               14              13
       Interest cost on projected plan benefits            359              333               35              28
       Amendments                                           38               11                1            (22)
       Actuarial loss (gain)                               (6)              466               96            (15)
       Acquisition/divestiture/settlements                 (8)             (49)              (6)             (7)
       Benefits paid                                     (337)            (256)             (48)            (26)
       Foreign exchange                                  (237)               23             (14)              21
                                                        ------           ------             ----            ----
       Benefit obligation at end of year             $   5,347        $   5,370     $        531        $    453
                                                        ======           ======             ====            ====


                                                        DEFERRED PENSION ASSET           DEFERRED PENSION LIABILITY
                                                      --------------------------        -----------------------------
                                                        2000              1999              2000            1999
                                                      ---------         --------        ----------        -----------
       CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning of
       of year                                       $   5,836        $   5,248          $    71          $   59
       Actual return on plan assets                        976              765               10              11
       Employer contributions                               87               95               39              24
       Plan participants' contributions                     23               29                -               -
       Acquisition/divestiture/settlements                (29)             (64)              (2)               -
       Benefits paid                                     (337)            (256)             (45)            (26)
       Change in valuation                                   -             (47)                -               -
       Foreign exchange                                  (253)               66              (2)               3
                                                        ------           ------             ----            ----
       Fair value of plan assets at end of year      $   6,303        $   5,836          $    71          $   71
                                                        ======           ======             ====            ====


       Under the terms of the Balanced, Investor and Traditional Programs, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel Networks matches a percentage of the employees' contribution up to a certain limit. The cost of these investment plans was $124 for the year ended December 31, 2000.

       In addition, under the terms of the Balanced Program, Nortel Networks contributes a fixed percentage of employees' eligible earnings to a pension plan arrangement. Nortel Networks' contributions vest to the employee after the completion of two years of service. The cost of the Balanced Program's pension plan arrangement was $8 for the year ended December 31, 2000.

       Post-retirement benefits other than pensions

       Post-retirement benefits other than pensions are accrued during the years employees provide service to Nortel Networks for the expected cost of post-retirement benefits other than pensions to retired employees as at December 31:

                                                                           2000              1999              1998
                                                                       ------------       ----------         ---------
       ASSUMPTIONS:

       Discount rates applicable to post-retirement benefits
       other than pensions                                                  7.5%              7.4%              6.8%
       Rate of return on assets                                             8.0%              8.0%              8.5%
       Weighted average health care cost trend rate                         7.5%              7.7%              8.0%
       Weighted average ultimate health care cost
       trend rate                                                           5.1%              5.0%              4.8%
       Year in which ultimate health care cost trend rate
       will be achieved                                                     2004              2004              2004


                                                                           2000              1999              1998
                                                                         ---------        ----------         ---------
       POST-RETIREMENT BENEFIT COST:

       Service cost                                                      $   20            $   31            $   24
       Interest on projected plan benefits                                   39                44                41
       Expected return on plan assets                                        (3)               (3)               (3)
       Amortization                                                          (2)                5                 4
       Settlements and curtailments                                         (26)
                                                                         ------            ------            ------
       Post-retirement benefit cost                                      $   28            $   77            $   66
                                                                         ------            ------            ------

                                                                                            2000               1999
                                                                                          --------           --------

       ACCRUED POST-RETIREMENT BENEFIT COST:

       Accumulated post-retirement benefit obligation                                      $  479            $  614
       Plan assets at fair value                                                              (46)              (37)
       Unrecognized prior service    ost                                                        -               (52)
       Unrecognized net gain                                                                  124                32
                                                                                           ------            ------
       Accrued post-retirement benefit cost                                                $  557            $  557
                                                                                           ======            ======


                                                                                            2000              1999
                                                                                          --------           ---------
       CHANGE IN POST-RETIREMENT BENEFIT OBLIGATION:

       Benefit obligation at beginning of year                                             $  614            $   618
       Service cost                                                                            20                 31
       Interest on projected plan benefits                                                     39                 44
       Plan participants' contributions                                                         2                  1
       Actuarial gain                                                                         (19)               (73)
       Settlements/curtailments                                                               (27)                (5)
       Benefits paid                                                                          (25)               (17)
       Plan amendments                                                                       (119)                 -
       Foreign exchange                                                                        (6)                15
                                                                                           ------             ------
       Benefit obligation at end of year                                                   $  479             $  614
                                                                                           ======             ======

                                                                                              2000        1999
                                                                                            --------    --------

       CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning of year                                          $ 37      $ 36
       Employer contributions                                                                    21        12
       Plan participants' contributions                                                           2         1
       Benefits paid                                                                            (25)      (17)
       Expected interest on assets                                                                -         3
       Actual return on assets                                                                   12         -
       Foreign exchange                                                                          (1)        2
                                                                                               ----      ----
       Fair value of plan assets at end of year                                                $ 46      $ 37
                                                                                               ====      ====

       Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                        1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                                             INCREASE             DECREASE
                                                                                        ------------------   ------------------
       Effect on accumulated post-retirement benefit obligation                                    $ 47               $(38)
       Effect on aggregate of the service and interest cost components
         of net post-retirement benefit cost                                                       $  8               $ (6)

16.    OTHER COMPREHENSIVE LOSS

       The after-tax components of accumulated other comprehensive loss are as follows:



                                                                                                                 TOTAL
                                                                       FOREIGN            UNREALIZED          ACCUMULATED
                                                                       CURRENCY            GAIN ON               OTHER
                                                                     TRANSLATION         INVESTMENTS         COMPREHENSIVE
                                                                      ADJUSTMENT            - NET                 LOSS
                                                                     -------------       -------------       ---------------
       BALANCE AT DECEMBER 31, 1997                                     $    (322)             $     -           $     (322)
       Current-period change                                                  (36)                  10                  (26)
                                                                            -----                 ----                -----
       BALANCE AT DECEMBER 31, 1998                                          (358)                  10                 (348)
       Current-period change                                                  (99)                  13                  (86)
                                                                            -----                 ----                -----
       BALANCE AT DECEMBER 31, 1999                                          (457)                  23                 (434)
       Current-period change                                                 (129)                  22                 (107)
                                                                            -----                 ----                -----
       BALANCE AT DECEMBER 31, 2000                                     $    (586)              $   45            $    (541)
                                                                            =====                 ====                =====



       The foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

       Unrealized gain on investments is presented net of tax of $9, $11 and $5 for the years ended December 31, 2000, 1999 and 1998, respectively.

17.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       Risk management

       Nortel Networks' earnings and cashflows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward, foreign currency swap, foreign currency option and equity forward contracts. Nortel Networks has established strict counterparty credit guidelines, which are monitored regularly. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

       Hedge of firm commitments

       Nortel Networks enters into option contracts to limit its exposure to exchange fluctuations on future revenue and expenditure streams. At December 31, 2000 and 1999, Nortel Networks had $458 and $538, respectively, of option contracts outstanding, which had remaining terms to maturity between three days and two years. Nortel Networks also enters into forward contracts, denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue and expenditure streams. At December 31, 2000 and 1999, Nortel Networks had forward contracts outstanding to purchase and sell the equivalent of $2,304 and $1,000, respectively, related to assets and liabilities and future revenue and expenditure streams. These contracts had remaining terms to maturity between two days and two years.

       Interest and dividend rate risk

       Nortel Networks enters into interest rate swap contracts to minimize financing costs on long-term debt and to manage interest rate risk on existing liabilities and receivables due to interest rate fluctuation. These contracts are swapped from floating rate payments to fixed rate payments or vice versa. Average floating rates are based on rates implied in the yield curve at the reporting date; such rates may change significantly, affecting future cash flows. These swap contracts had remaining terms to maturity between two months and six years. The Company also enters into United States to Canadian dollar cross currency swap contracts to limit its exposure to foreign currency fluctuations on the non-cumulative preferential cash dividends with respect to the outstanding Series 7 Shares. These contracts had remaining terms to maturity of 22 years. The following table indicates the types of swaps used and their aggregated weighted-average interest rates as at December 31:

                                                   2000        1999
                                                 ---------   ---------
       Interest rate risk:
       Receive-fixed swaps - notional amount       $  450      $  481
       Average fixed rate received                    7.9%        7.9%
       Average floating rate paid                     6.7%        6.2%

       Pay-fixed swaps - notional amount           $  251      $  559
       Average fixed rate paid                       11.3%        7.4%
       Average floating rate received                 6.8%        6.1%

       Dividend rate risk:
       Receive-fixed swaps - notional amount       $  211      $  211
       Average fixed rate received                    4.9%        4.9%
       Average floating rate paid                     4.8%        4.8%


       Fair value

       The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflects a current yield valuation based on observed market prices as of December 31, 2000; the fair value of interest rate swaps and forward contracts reflects the present value of the potential gain or loss if settlement were to take place on December 31, 2000; and the fair value of option contracts reflects the cash flows due to or by Nortel Networks if settlement were to take place on December 31, 2000. Accordingly, the estimates that follow are not necessarily indicative of the amounts that Nortel Networks could potentially realize in a current market exchange.

       At December 31, 2000 and 1999, the carrying amount for all financial instruments approximated fair value with the following exceptions:

                                                                              2000                     1999
                                                                     ---------------------     -------------------
                                                                     CARRYING        FAIR      CARRYING       FAIR
                                                                      AMOUNT         VALUE     AMOUNT        VALUE
                                                                     ---------    --------     ---------   -------
       Financial liabilities:
         Long-term debt due within one year                           $   445     $   447      $    35     $    35
         Long-term debt                                                 1,177       1,158        1,391       1,385

       Derivative financial instruments,
         Net asset (liability) position:
           Hedges of net foreign investments:
             Forward foreign exchange contracts                             -           -            1           2
             Cross currency swaps                                           -           -           48          62
           Interest rate swap contracts                                     -           2            -         (12)
           Contracts relating to future revenues
             and expenditures:
               Forward foreign exchange contracts                           -         (18)           -           4
               Options                                                      -           1            -           4



       Credit risk

       Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel Networks. Nortel Networks is exposed to credit risk in the event of nonperformance, but does not anticipate nonperformance by any of the counterparties. Nortel Networks limits its credit risk by dealing with counterparties that are considered to be of high quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel Networks' maximum exposure to credit loss in the event of nonperformance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value at December 31, 2000. Nortel Networks is also exposed to credit risk from customers. However, Nortel Networks' global orientation has resulted in a large number of diverse customers, which minimizes concentrations of credit risk.

       Non-derivative and off balance sheet instruments

       Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks' products and services. These commitments were approximately $4,100 and $2,400 as at December 31, 2000 and 1999, respectively. Commitments to extend future financing are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes. These commitments may therefore expire without being drawn upon, and do not necessarily represent future cash flows. Nortel Networks limits its financing credit risk by utilizing an internal credit committee that actively monitors the credit exposure of Nortel Networks.

       Guarantees

       At December 31, 2000 and 1999, Nortel Networks had committed and undrawn guarantees of approximately $1,224 and $792, and drawn and outstanding guarantees of approximately $311 and $353, respectively, representing bid, performance, and financial guarantees. These guarantees had no impact on the Company's net earnings (loss).

       Receivables sales

       In 2000, Nortel Networks entered into various agreements to sell receivables. Under certain agreements, Nortel Networks retained servicing rights and provided limited recourse. The amounts associated with the servicing assets did not have a significant impact on the results of operations or financial condition of Nortel Networks. These receivables were sold at a discount of $41 from book value for the year ended December 31, 2000. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of $36 as at December 31, 2000.

       The key assumptions used to determine the fair values on date of transfer and as at December 31, 2000 include annualized discount rates of approximately 3 percent to 5 percent. Generally, trade receivables do not experience prepayments. There is a possibility that actual performance of receivables will differ from the assumptions used to determine fair values at transfer date and at each reporting date. If actual performance, including credit losses, differs from the assumptions made, the carrying value of the servicing bonus component of the transaction will be positively or negatively impacted. As at December 31, 2000, there is no additional expense or liability expected in the event of unfavourable variations in these assumptions as the fair value of the servicing bonus is nil.

18.    COMMITMENTS

       At December 31, 2000, the future minimum lease payments under capital leases and operating leases consisted of:

                                                                           CAPITAL          OPERATING
                                                                           LEASES            LEASES
                                                                        --------------    -------------
       Years ending December 31
         2001                                                              $     9         $     492
         2002                                                                    7               410
         2003                                                                    4               268
         2004                                                                    2               180
         2005                                                                    1               121
       Thereafter                                                                -               114
                                                                               ---           -------
       Total future minimum lease payments                                      23         $   1,585
                                                                                             =======
       Less:  Imputed interest                                                   2
                                                                               ---
       Present value of net minimum lease payments                         $    21
                                                                               ---


       Rental expense on operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to $680, $558 and $431, respectively.

       On October 18, 2000, New Nortel and ANTEC Corporation ("Antec") announced an agreement to create a new company, Arris, Inc. ("Arris"). Under the terms of the agreement, Nortel Networks will effectively transfer its
       81.25 percent ownership interest in Arris Interactive LLC ("Arris Interactive") to Arris in exchange for 33 million common shares of Arris and approximately $325 in cash (which includes the payment of approximately $112 of debt owing by Arris Interactive to Nortel Networks), giving Nortel Networks an approximate 46.5 percent ownership interest in Arris. Antec, which currently owns the remaining 18.75 percent of Arris Interactive, will become a subsidiary of Arris. The current Antec shareholders will receive the remaining approximate 53.5 percent ownership interest in Arris.

       On December 15, 2000, New Nortel and Antec announced that a $550 bank facility which had been secured to fund the cash portion of the consideration to be paid by Antec will need to be replaced. Nortel Networks and Antec are working closely to move the transaction to completion. The transaction remains subject to customary regulatory approvals and approval by Antec shareholders. The revised transaction is expected to close in the first or second quarter of 2001.

19.    CONTINGENCIES

       On February 12, 2001, Nortel Networks Inc., a subsidiary of the Company, was served with a consolidated amended class action complaint (the "Complaint") that purported to add New Nortel as a defendant to a lawsuit commenced in July 2000 against Entrust Technologies and three of its officers in the United States District Court of Texas, Marshall Division. The Complaint alleges that Entrust Technologies, certain officers of Entrust Technologies and New Nortel violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust Technologies. New Nortel is alleged to be a controlling person of Entrust Technologies. New Nortel intends to vigorously defend this action.

       On March 4, 1997, Bay Networks announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court") against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the case and on September 8, 2000, a notice of appeal was filed by the plaintiffs. In January 2001, the plaintiffs filed their opening brief in the United States Court of Appeal for the Ninth Circuit. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. A new group of putative plaintiffs, who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court on February 22, 2000, seeking to become the representatives of a class of shareholders. The motion and all other proceedings have been stayed pending determination of a request for a reassignment of the matter to a new judge.

       In June 1993, certain holders of the Company's securities commenced a class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its officers violated the Securities Exchange Act of 1934 and common law by making material misstatements of, or omitting to state, material facts relating to the business operations and prospects and financial condition of Old Nortel. In January 2000, the court heard arguments on the Company's motion for summary judgment with respect to all claims in the case. On September 28, 2000, the court granted summary judgment and dismissed the consolidated action. No appeal of the September 28, 2000 court decision was filed.

       Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

       Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of these matters and therefore cannot determine whether these actions will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. The Company and any named directors and officers of the Company and/or its subsidiaries intend to vigorously defend these actions.

       Environmental matters

       Nortel Networks' manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. Nortel Networks seeks to operate its business in compliance with such laws, and has a corporate environmental management system standard and an environmental protection program to promote such compliance. Moreover, Nortel Networks has a periodic, risk-based, integrated environment, health and safety audit program.

       Nortel Networks' environmental program focuses its activities on design for the environment, and supply chain and packaging reduction issues. Nortel Networks works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

       Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. At December 31, 2000, the accruals on the Company's consolidated balance sheet for environmental matters were $28. Based on information presently available, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations and financial condition of the Company.

       Nortel Networks has remedial activities under way at five of its facilities and seven previously occupied sites. An estimate of Nortel Networks' anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

       Nortel Networks is also listed as a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at five Superfund sites in the United States and is listed as a de minimis PRP at three of these Superfund sites. An estimate of Nortel Networks' share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $28 referred to above.

       Liability under CERCLA may be imposed on a joint and several basis, without regard to the extent of Nortel Networks' involvement. In addition, the accuracy of Nortel Networks' estimate of environmental liability is affected by several uncertainties such as additional requirements which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, Nortel Networks' liability could be greater than its current estimate.

20.    UNUSED BANK LINES OF CREDIT

       At December 31, 2000 and 1999, the Company and certain subsidiary companies had total unused committed bank lines of credit, generally available at rates slightly above LIBOR, of approximately $2,160 and $1,850, respectively.

21.    SUBSEQUENT EVENTS

       Subsequent to the Company's February 15, 2001 announcement in which the Company provided new guidance for financial performance for the fiscal year and first quarter 2001, the Company and certain of its officers and directors have been named as defendants in a number of putative class action lawsuits. These lawsuits, which have been filed through February 28, 2001 in the United States and Canada on behalf of shareholders who acquired the Company's common shares as early as November 1, 2000 and as late as February 15, 2001, allege violations of United States federal and Canadian provincial securities laws. The Company intends to vigorously defend all such served actions.

       On February 8, 2001, the Company completed an offering of $1,500 of 6.125 percent notes which mature on February 15, 2006 (the "Notes"). The Notes will pay interest on a semi-annual basis on February 15 and August 15, beginning on August 15, 2001. The Notes are redeemable, at any time at the Company's option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

22.    COMPARATIVE FIGURES

       Certain 1999 and 1998 figures in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

                     ---------------------------------------
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized consolidated quarterly financial data for 2000 and 1999 are as follows:


                                                           (MILLIONS OF U.S. DOLLARS)
                             ------------------------------------------------------------------------------------------
                                 4TH QUARTER            3RD QUARTER            2ND QUARTER            1ST QUARTER
                             ---------------------  ---------------------  ---------------------  ---------------------
                               2000       1999         2000      1999         2000      1999         2000      1999
                             ---------  ----------  ----------  ---------  ----------  ---------  ----------  ---------
      Revenues                 $8,732     $6,573       $7,303    $5,147       $7,821    $5,281       $6,322    $4,286
      Gross profit              3,964      2,911        3,218     2,162        3,336     2,280        2,604     1,871
      Net earnings (loss)        (109)       178         (175)      (72)        (279)     (251)        (722)     (179)
      Dividends on preferred
      shares                        8          6            7         7            8         7            8         7
      Net earnings (loss)
      applicable to
      common shares              (117)       172         (182)      (79)        (287)     (258)        (730)     (186)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

         The name, age and position of each of the directors of the Company as of February 28, 2001 were as follows:

     NAME                                  AGE      POSITION WITH THE COMPANY
     ----                                  ---      -------------------------
     James Johnston Blanchard                58     Director
     Robert Ellis Brown                      56     Director
     Frank Charles Carlucci                  70     Chairman of the Board and Director
     Frank Andrew Dunn                       47     Chief Financial Officer and Director
     L. Yves Fortier                         65     Director
     Robert Alexander Ingram                 58     Director
     John Andrew Roth                        58     President and Chief Executive Officer and Director
     Guylaine Saucier                        54     Director
     Sherwood Hubbard Smith, Jr.             66     Director
     Lynton Ronald Wilson                    60     Director


THE HON. JAMES JOHNSTON BLANCHARD has been a director of the Company since May 1, 1997 and of Nortel Networks Corporation since March 7, 2000. Mr. Blanchard has been a shareholder in the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since April 1996. He was United States Ambassador to Canada from August 1993 to March 1996, a shareholder in the law firm of Verner, Liipfert, Bernhard, McPherson and Hand from March 1991 to August 1993, Governor of the State of Michigan from January 1983 to January 1991, and a member of the United States House of Representatives prior thereto. Mr. Blanchard is also a director of Crown Life Insurance Company, Brascan Ltd., Enbridge Inc., Kasten Chase Applied Research, Long Distance of Michigan, Inc., Minacs Worldwide Inc., Teknion Corporation, and The John F. Kennedy Memorial Library Foundation.

ROBERT ELLIS BROWN has been a director of the Company since April 27, 2000 and of Nortel Networks Corporation since March 7, 2000. Mr. Brown has been the President and Chief Executive Officer of Bombardier Inc., a corporation involved in the manufacturing of aircraft and transportation equipment, since February 1999. Mr. Brown was President and Chief Operating Officer of Bombardier Aerospace from April 1996 to February 1999, and President of Bombardier Aerospace Group - North America prior thereto. Mr. Brown is also a director of Bombardier Inc.

FRANK CHARLES CARLUCCI has been a director of the Company since October 17, 1989 and of Nortel Networks Corporation since March 7, 2000 and chairman of the board of the Company and Nortel Networks Corporation since April 29, 1999 and March 7, 2000, respectively. Mr. Carlucci is chairman of The Carlyle Group, a Washington-based merchant banking firm. He is also Chairman of the Board and a director of Neurogen Corporation, and a director of Ashland, Inc., Kaman Corporation, Pharmacia Corporation, Quaker Oats Co., SunResorts, Ltd., and Texas Biotechnology Corporation. Mr. Carlucci will not be standing for re-election as a director of the Company or Nortel Networks Corporation having reached the age of retirement under the Company's and Nortel Networks Corporation's corporate governance guidelines.

FRANK ANDREW DUNN has been a director of the Company since April 30, 2000 and of Nortel Networks Corporation since March 7, 2000. Mr. Dunn has been the Chief Financial Officer of the Company since January 2000 and of Nortel Networks Corporation since March 2000. Mr. Dunn was Senior Vice-President and Chief Financial Officer of the Company from February 1999 to January 2000, Senior Vice-President, Finance and Planning of the Company from April 1997 to January 1999, Vice-President, Operations Finance and Planning of the Company from July 1996 to April 1997, Vice-President, Operations Finance and Vice-President, Finance, Nortel North America of the Company from March 1996 to June 1996, and Vice-President, Finance, Nortel North America of the Company prior thereto.

L. YVES FORTIER, C.C., Q.C. has been a director of the Company since April 30, 1992 and of Nortel Networks Corporation since March 7, 2000. Mr. Fortier is a senior partner and Chairman of the law firm of Ogilvy Renault. He is also Governor (Chairman of the Board) of Hudson's Bay Company, and a director of DuPont Canada Inc., Royal Bank of Canada and Nova Chemicals Corporation.

ROBERT ALEXANDER INGRAM has been a director of the Company since April 29, 1999 and of Nortel Networks Corporation since March 7, 2000. Mr. Ingram has been the Chief Operating Officer and President, Pharmaceutical Operations, of GlaxoSmithKline, a corporation involved in the research, development, manufacturing and sale of pharmaceuticals, since January 2001. He was Chief Executive of Glaxo Wellcome plc from October 1997 to December 2000 and Chairman of Glaxo Wellcome Inc., Glaxo Wellcome plc's United States subsidiary, from January 1999 to December 2000. Mr. Ingram was Chairman, President and Chief Executive Officer of Glaxo Wellcome Inc. from October 1997 to January 1999, and President and Chief Executive Officer of Glaxo Wellcome Inc. prior thereto. Mr. Ingram is also a director of Wachovia Corporation.

JOHN ANDREW ROTH has been a director of the Company since April 26, 1996 and of Nortel Networks Corporation since March 7, 2000. Mr. Roth has been the President and Chief Executive Officer of the Company since September 1999 and of Nortel Networks Corporation since March 2000. Mr. Roth was Vice-Chairman and Chief Executive Officer of the Company from August 1998 to September 1999, President and Chief Executive Officer of the Company from October 1997 to August 1998, President and Chief Operating Officer of the Company from February 1997 to October 1997, Executive Vice-President and Chief Operating Officer of the Company from July 1996 to February 1997, and Chief Operating Officer and President of Nortel North America of the Company prior thereto.

GUYLAINE SAUCIER, C.M., F.C.A. has been a director of the Company since May 1, 1997 and of Nortel Networks Corporation since March 7, 2000. She is Chairman of the Joint Committee on Corporate Governance, established by the Canadian Institute of Chartered Accountants, the Canadian Venture Exchange and The Toronto Stock Exchange to review the state of corporate governance in Canada and make recommendations thereon. She is also a director of Axa Assurances Inc., Bank of Montreal, Petro-Canada and Tembec Inc. Mrs. Saucier was also Chairman of the Board and a director of the Canadian Broadcasting Corporation, a public broadcaster, from April 1995 to December 2000.

SHERWOOD HUBBARD SMITH, JR. has been a director of the Company since April 28, 1994 and of Nortel Networks Corporation since March 7, 2000. Mr. Smith has been Chairman Emeritus of the Board of Directors of CP&L, an electric utility company, since December 2000. He was Chairman Emeritus of the Board of Directors of Carolina Power & Light Company from May 1999 to November 2000. Mr. Smith was non-executive Chairman of the Board of Carolina Power & Light Company from October 1996 to May 1999, and Chairman of the Board and Chief Executive Officer of Carolina Power & Light Company prior thereto. He is also a director of Springs Industries Inc. and Wachovia Corporation.

LYNTON RONALD WILSON, O.C. has been a director of the Company since April 25, 1991 and of Nortel Networks Corporation since March 7, 2000. He is Chairman of the Board of CAE, Inc., a flight training, services and equipment company. Mr. Wilson was Chairman of the Board of Directors of BCE Inc., a telecommunications company, from May 1998 to April 2000, serving in a non-executive capacity from January 1999. Mr. Wilson was Chairman and Chief Executive Officer of BCE Inc. from May 1996 to May 1998 and Chairman, President and Chief Executive Officer of BCE Inc. prior thereto. He is also a director of DaimlerChrysler AG, Imperial Oil Limited and Ontario Power Generation Inc.

     The Company's directors are also directors of Nortel Networks Corporation. All of the current directors, with the exception of Frank C. Carlucci, have been nominated for election as directors of the Company. All of the current directors, with the exception of Frank C. Carlucci, have also been nominated for election as directors of Nortel Networks Corporation at its annual and special meeting of shareholders to be held on April 26, 2001.

     Clarence Jaiwant Chandran, 51, has been nominated for election as a director of the Company for the first time. He has also been nominated for election as a director of Nortel Networks Corporation for the first time at its annual and special meeting of shareholders to be held on April 26, 2001. Mr. Chandran has been the Chief Operating Officer of the Company and of Nortel Networks Corporation since June 2000. Mr. Chandran was President, Service Provider and Carrier Group of the Company from January 2000 to June 2000 and of Nortel Networks Corporation from May 2000 to June 2000, Executive Vice President and President, Service Provider and Carrier Group of the Company from September 1999 to January 2000, Executive Vice-President and President, Carrier Packet Solutions of the Company from August 1999 to September 1999, and Executive Vice-President and President, Carrier Packet Solutions and Group Executive Asia of the Company from February 1999 to July 1999. From 1996, Mr. Chandran held several other executive management positions with the Nortel Networks group of companies.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are appointed, and may be removed, by the board of directors of the Company. The name, age, position and year of appointment of each of the executive officers of the Company as of February 28, 2001 were as follows:

                                                                                                                YEAR OF
    NAME                                           AGE      POSITION WITH THE COMPANY                          APPOINTMENT
    ----                                           ---      -------------------------                          -----------
    Douglas Charles Beatty                         46       Controller                                            1999
    Chahram Bolouri                                46       President, Global Operations                          2000
    Klaus Michael Buechner                         56       Senior Vice-President, Business Development           2000
    David Lorimer Burn                             62       Vice-President, Taxation                              1989
    Clarence Jaiwant Chandran                      51       Chief Operating Officer                               2000
    Charles Anthony Childers                       38       Chief Marketing Officer                               2000
    Frank William Conner                           41       President, E-Business Solutions                       2000
    Pascal Debon                                   54       President, Europe, Middle East and Africa             2000
    Nicholas John DeRoma                           54       Chief Legal Officer                                   2000
    Gary Richard Donahee                           54       President, Americas                                   2000
    William John Donovan                           43       Senior Vice-President, Human Resources                2000

                                                                                                                YEAR OF
    NAME                                           AGE      POSITION WITH THE COMPANY                          APPOINTMENT
    ----                                           ---      -------------------------                          -----------
    John Marshall Doolittle                        37       Assistant Treasurer                                   1999
    Frank Andrew Dunn                              47       Chief Financial Officer                               1999
    Jerome Pierre Huret                            59       Senior Vice-President, Corporate Development          1996
    Robert Bruce Kaye                              52       General Auditor                                       1999
    William Robert Kerr                            46       Senior Vice-President, Corporate Business             2000
                                                            Development
    Anil Kevin Khatod                              44       Chief Strategy Officer                                2000
    Robert Yu Lang Mao                             57       Chief Executive Officer, Nortel China                 1997
    Jules Maurice Joseph Meunier                   45       Chief Engineer                                        2001
    Blair Fraser Morrison                          36       Assistant Secretary                                   1998
    Donald Gregory Mumford                         54       President, Optical Internet                           2000
    Deborah Jean Noble                             40       Corporate Secretary                                   1997
    MaryAnne Elisabeth Pahapill                    40       Assistant Controller                                  1999
    Frank Plastina                                 38       President, Wireless and Carrier Solutions             2000
    Richard Clyde Ricks                            41       Chief Information Officer                             2000
    Eric John Ross                                 54       President, Enterprise Solutions and Customer          2000
                                                            Care
    John Andrew Roth                               58       President and Chief Executive Officer                 1999
    Steven Leo Schilling                           44       President, Local Internet                             2000
    Kannankote Srinivasan Srikanth                 48       President, Professional Services                      2000
    Katharine Berghuis Stevenson                   38       Treasurer                                             1999
    Masood Ahmad Tariq                             50       President, Asia                                       2000
    Vickie Lynn Yohe                               47       President, Business Performance and Customer          2001
                                                            Loyalty


     All the above-named executive officers of the Company have been employed in their current position or other senior positions with the Company during the past five years, except as follows: D.C. Beatty was, prior to returning to the Company in March 1999, Vice President, Finance of Sprint Canada Inc., a telecommunications company, from December 1995; N.J. DeRoma was, prior to joining the Company in June 1997, General Counsel of IBM North America, IBM Corporation, an information technologies company, from June 1995; J.M. Doolittle was, prior to returning to the Company in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997, and

Director, Treasury, Europe and Asia, of the Company, prior thereto; R.Y.L. Mao was, prior to joining the Company in September 1997, Area President of Greater China of Alcatel Telecom, a division of Alcatel, a supplier of equipment for the telecommunications, energy, and transport sectors, from January 1996; M.E. Pahapill was, prior to joining the Company in April 1998, Vice-President, Finance and Administration of Seymour Epstein Enterprises Inc., a management investment firm, from September 1995; and K.S. Srikanth was, prior to joining the Company in December 1999, Vice President and General Manager, World-wide Professional Service Division of Compaq Computer Corporation, a computer manufacturer, from June 1998, was Vice President and General Manager, World-wide Networks and Systems Integration of Digital Equipment Corporation, a data networking company, from July 1996, and was Vice President and General Manager, Enterprise Accounts Business, U.S.A. of Digital Equipment Corporation prior thereto.

     The executive officers of the Company are the same as the executive officers of Nortel Networks Corporation, the Company's parent company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the United States Securities Exchange Act of 1934 requires persons who beneficially own more than 10% of the Company's equity securities and certain other persons to file reports concerning their securities ownership with the United States Securities and Exchange Commission, the New York Stock Exchange, and the Company. Nortel Networks Corporation, the sole owner of the Company's common shares, filed its required reports on a timely basis during the year 2000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation awarded to, earned by or paid to each of the Company's named executive officers named in the table for services rendered by them to the Company, Nortel Networks Corporation, the Company's parent company, and the Company's subsidiaries for the fiscal years indicated.


                                                ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                       ------------------------------------------- ------------------------
                                                                                    AWARDS      PAYOUTS
                                                                                   ------------ --------
              NAME                                                                 SECURITIES
              AND                                                   OTHER ANNUAL   UNDERLYING     LTIP        ALL OTHER
           PRINCIPAL                     SALARY         BONUS       COMPENSATION     OPTIONS     PAYOUTS     COMPENSATION
            POSITION             YEAR      ($)         ($)(2)          ($)           (#)(4)     (#)(4)(5)       ($)(6)
----------------------------  -------- ------------ -------------- --------------- ------------ ---------- -----------------

J.A. Roth                     2000     1,104,167      5,636,250          -            750,000      89,280      33,199 (1)
President and Chief           1999       812,500      4,200,000          -          1,500,000      57,600      24,339 (1)
Executive Officer             1998       682,783 (1)  1,261,248          -          1,240,000         N/A      20,689 (1)

C.J. Chandran                 2000       707,955      2,675,000          -            900,000      38,400       6,120
Chief Operating Officer       1999       475,385      1,298,509          -            800,000      28,800       5,760
                              1998       395,000        614,840          -            980,000         N/A       5,760

G.R. Donahee                  2000       444,091      1,059,840       153,591 (3)     300,000      19,200       6,120
President, Americas           1999       380,000        701,739       363,056 (3)     160,000      14,400     249,794
                              1998       341,000        369,196         8,268 (3)      80,000         N/A     396,847

F.A. Dunn                     2000       440,909      1,014,515          -            450,000      12,480      13,121 (1)
Chief Financial Officer       1999       298,204        546,676          -            340,000      14,400       9,194 (1)
                              1998       211,617 (1)    246,453          -             64,000         N/A       6,368 (1)

F.W. Conner                   2000       446,364        923,910          -            300,000      24,000       6,120
President, E-Business         1999       375,833        627,219          -            140,000      19,200       5,760
Solutions                     1998       332,083        381,137          -            720,000         N/A       5,760

(1) Represents the United States dollar equivalent of payments actually earned or paid in Canadian dollars. Amounts have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = Cdn$1.4819 for 2000, US$1.00 = $1.4888 for 1999 and US$1.00 = Cdn$1.4840
     for 1998.

(2) Incentive awards made under the Nortel Networks Limited SUCCESS Incentive Plan (formerly known as the Nortel Networks Limited Senior Management Incentive Award Plan), whether or not deferred by the named executive officer, in respect of each of the fiscal years.

(3) Amounts paid to reimburse Mr. Donahee for income taxes payable by him in accordance with the Company's long-term international assignment policy.

(4) As adjusted to reflect the two-for-one stock split of the Company's common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation's common shares effective at the close of business on May 5, 2000, where applicable.

(5) Restricted stock units allocated in 1997 and 1998 under the Nortel Networks Limited Restricted Stock Unit Plan. If specified performance criteria were achieved, each unit entitled the holder to receive one common share of Nortel Networks Corporation or, subject to certain conditions, a cash payment based on the value of one common share over a specified 20-day trading period. The restricted stock units allocated in 1997 and 1998 had a return on asset performance criteria over a three-year performance period, ending December 31, 1999 and December 31, 2000, respectively. The value of the pay-out in 2001 for the restricted stock units allocated in 1998 was equal to Cdn$3,509,597 ($2,327,936) for Mr. Roth, $1,023,360 for Mr.
     Chandran, $511,680 for Mr. Donahee, Cdn$490,589 ($325,411) for Mr. Dunn, and $639,600 for Mr. Conner. Messrs. Chandran, Donahee and Conner chose to receive their restricted stock unit awards for 2001 as a cash payment. Amounts have been converted for Messrs. Roth's and Dunn's 2001 pay-out using the average of the exchange rates in effect during January and February 2001 equal to US$1.00 = Cdn$1.5076. The value of the pay-out in 2000 for the restricted stock units allocated in 1997 was equal to Cdn$4,906,728 ($3,311,106) for Mr. Roth, $1,690,776 for Mr. Chandran,
     $845,388 for Mr. Donahee, Cdn$1,226,682 ($827,777) for Mr. Dunn, and
     $1,127,184 for Mr. Conner. All the named executive officers except Mr. Conner chose to receive their restricted stock awards for 2000 as a cash payment.

(6) Except for Mr. Donahee, represents contributions under the Nortel Networks Limited Investment Plan for Employees - Canada and the Nortel Networks Long-Term Investment Plan. For Mr. Donahee, represents the contributions under the Nortel Networks Long-Term Investment Plan in the following amounts: $6,120 in 2000, $5,760 in 1999, and $5,760 in 1998. Mr. Donahee
     also received $30,417 in 1999 and $25,368 in 1998 in housing relocation assistance and $213,617 in 1999 and $365,719 in 1998 under the Company's long-term international assignment policy.

OPTION GRANTS IN 2000

     The following table sets forth certain information concerning grants of stock options to purchase common shares of Nortel Networks Corporation to the named executive officers of the Company during the fiscal year ended December 31, 2000.


                               INDIVIDUAL GRANTS (1)
--------------------------------------------------------------------------------------
                                         % OF TOTAL                                            POTENTIAL REALIZABLE
                        NUMBER OF          OPTIONS                                           VALUE AT ASSUMED ANNUAL
                        SECURITIES       GRANTED TO                                     RATES OF STOCK PRICE APPRECIATION
                        UNDERLYING        EMPLOYEES                                           FOR OPTION TERM (4)(5)
NAME                 OPTIONS GRANTED      IN FISCAL     EXERCISE PRICE   EXPIRATION     ------------------------------------
                        (#)(2)(3)           YEAR           ($/SH)(2)        DATE              5%($)              10%($)
------------------- ------------------- -------------- ----------------- -------------- ----------------- ------------------
J.A. Roth                750,000            .71        118.680 (Cdn)      07/26/10       55,977,911(Cdn)  141,859,016 (Cdn)

C.J. Chandran            400,000                         49.610           01/26/10       12,479,785        31,626,225
                         500,000            .86          67.530           06/26/10       21,234,627        53,812,714

G.R. Donahee             300,000            .29          49.610           01/26/10        9,359,838        23,719,669

F.A. Dunn                200,000                         71.145 (Cdn)     01/26/10        8,948,542(Cdn)   22,677,361 (Cdn)
                         250,000            .43          87.710 (Cdn)     06/08/10       13,790,087(Cdn)   34,946,788 (Cdn)

F. W. Conner             300,000            .29          49.610           01/26/10        9,359,839        23,719,669

(1) Stock options granted by the Company prior to the May 1, 2000 plan of arrangement were assumed by Nortel Networks Corporation on May 1, 2000. Stock options granted after May 1, 2000 were granted by Nortel Networks Corporation.

(2) As adjusted to reflect the two-for-one stock split of Nortel Networks Corporation's common shares effective at the close of business on May 5, 2000, where applicable.

(3) The options have ten-year terms and become exercisable in three equal annual installments beginning on the first anniversary of the date of grant, except that 100,000 of the options granted to Mr. Donahee and 250,000 of the options granted to Mr. Dunn became exercisable on the fourth anniversary of the date of grant for Mr. Donahee and on the third anniversary of the date of grant for Mr. Dunn. No stock appreciation rights were granted in 2000.

(4) The dollar amounts shown represent the amount by which the market value of Nortel Networks Corporation's common shares subject to each option would exceed the exercise price of the option upon the expiration of the option if the market value of Nortel Networks Corporation's common share appreciates at the rate of five percent and ten percent, respectively, during the option term. These rates of appreciation are prescribed by the United States Securities and Exchange Commission. On February 28, 2001, the closing price of a common share of Nortel Networks Corporation on the New York Stock Exchange and The Toronto Stock Exchange was $18.49 and Cdn$28.50, respectively. As the actual market value received by a named executive officer on the exercise of a stock option is determined by the market value of Nortel Networks Corporation's common shares on the date of exercise, the actual value received by a named executive officer may bear no relation to the potential realization shown under these columns.

(5) At January 27, 2000, there were 2,757,509,332 common shares of the Company outstanding (as adjusted for the two-for-one stock split of Nortel Networks Corporation's common shares effective at the close of business on May 5,
     2000). Assuming all options were granted on January 27, 2000 and assuming five percent and ten percent annual share price appreciation rates for ten years (the term of the options) from $49.610 per share, the potential incremental aggregate realizable value for all Nortel Networks Corporation shareholders would be $86,032,808,816 and $218,024,029,041, respectively. Assuming all options were granted on January 27, 2000 with an exercise price of $49.610, the potential incremental realizable value of the options granted to the named executive officers in 2000 would be less than 0.10 percent of the potential incremental aggregate realizable value for all the Nortel Networks Corporation's shareholders, assuming either rate of appreciation.

AGGREGATE OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning exercises of stock options by the named executive officers during the fiscal year ended December 31, 2000 and the value of unexercised options at December 31, 2000.


                                                                  NUMBER OF SECURITIES
                                                                      UNDERLYING                  VALUE OF UNEXERCISED
                             COMMON                             UNEXERCISED OPTIONS AT               IN-THE-MONEY
                        SHARES ACQUIRED                        FISCAL YEAR-END (#)(1)(2)      OPTIONS AT FISCAL YEAR-END ($)
                          ON EXERCISE            VALUE        ----------------------------- ----------------------------------
         NAME                (#)(1)         REALIZED ($)(3)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
----------------------- ----------------- ------------------- ------------ ---------------- ----------------- -----------------

J.A. Roth                  1,506,000       135,243,390 (Cdn)   2,676,664     2,883,336      87,023,942 (Cdn)  26,322,619 (Cdn)

C.J. Chandran                513,334       22,592,579            166,668     2,693,334       1,140,875        15,794,267

G.R. Donahee                 186,664       12,889,101                  1       753,335              17        6,068,359

F.A. Dunn                    212,000       14,827,720 (Cdn)            0       684,668               0        2,972,758 (Cdn)
                                   -                -                  -       200,000               -        2,050,500

F.W. Conner                  126,666        5,964,338                  0     1,513,334               0        14,063,111

(1) As adjusted to reflect the two-for-one stock split of the Company's common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company's effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation's common shares effective at the close of business on May 5, 2000, where applicable.

(2) Includes the following number of "replacement options": 720,000 for Mr. Roth, 720,000 for Mr. Chandran, 160,000 for Mr. Donahee, 120,000 for Mr. Dunn, and 540,000 for Mr. Conner. Replacement options are granted pursuant to Nortel Networks Corporation's key contributor stock option program. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The replacement options expire ten years from the date of grant and have an exercise price equal to the market value of common shares on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares at least equal to the number of common shares subject to the initial options less any common shares sold to pay for option costs, applicable taxes and brokerage costs associated with the exercise of the initial options.

(3) In 2000, Messrs. Roth, Chandran, and Dunn exercised 720,000, 240,000, and 120,000 initial options, respectively, granted under Nortel Networks Corporation's key contributor stock option program described in (2) above. As of February 28, 2001, Messrs. Roth, Chandran, and Dunn held the following number of common shares acquired by them on the exercise of initial options in 2000: 460,000, 120,000 and 78,000, respectively. These shares had a fair market value on the day of acquisition of approximately Cdn$39,639,125 for Mr. Roth, approximately $6,308,400 for Mr. Chandran, and approximately Cdn$6,421,740 for Mr. Dunn. In order to exercise their "replacement options" under the key contributor stock option program, Messrs. Roth, Chandran, and Dunn are required, among other things, to hold those shares for 36 months from the date of exercise of their initial options.

PENSION PLANS

     Executive officers participate in non-contributory defined benefit pension plans in Canada and in the United States. The current Canadian plan provides for a benefit based on pension credits and the average annual earnings for the highest three consecutive years in the last ten years prior to retirement or other termination of employment. Employees who were participants of the Canadian plan as at December 31, 1998 could continue to participate in the old defined benefit provisions. The United States plan currently provides for a benefit based on pension credits and average earnings for the highest 1,095 consecutive calendar days of compensation not in excess of certain limits specified in the United States Internal Revenue Code ($170,000 in 2000) out of the last 3,650 calendar days prior to retirement or other termination of employment. Compensation for the current Canadian plan and the United States plan includes base salary and incentive awards. Under both plans, the benefit can be paid in a lump sum or as an actuarially equivalent annuity. Certain grandfathering rules exist for executives participating in the plans as at December 31, 1998. The pension benefit formulae described above were closed to new participants under the Canadian and United States defined benefit pension plans after April 30, 2000.

     Eligible executives also participate in the Supplementary Executive Retirement Plan. Effective January 1, 2000, the Supplementary Executive Retirement Plan was closed to new participants. The old Supplementary Executive Retirement Plan formula is a final average pay formula with a pension accrual of
1.3 percent of eligible earnings. An early retirement reduction of seven percent a year prior to age 60 applies in the case of retirement prior to this age. The maximum total annual retirement benefit cannot exceed 60 percent of an executive's eligible earnings at retirement. The new Supplementary Executive Retirement Plan, which became effective January 1, 1999 and was optional for executives then participating in the Canadian plan, provides a benefit based on pension credits, to a maximum of 550 percent of eligible earnings. Eligible earnings for old and new Supplementary Executive Retirement Plans includes base salary and any eligible incentive awards paid up to 60 percent of a participant's base salary.

     Pension credits are earned during each year of participation based on the participant's age attained in the year and on years of service. Pension benefits payable under these plans at normal retirement age of 65 are not subject to any deduction or offsets. Under the Canadian plan's annual income option, there are reductions for retirement prior to normal retirement age.

     The following tables show the aggregate approximate annual retirement benefits for an eligible executive officer determined using the Supplementary Executive Retirement Plan formulae (payable as a life annuity with a 60 percent survivor pension) under the plans, and the Supplementary Executive Retirement Plan. These tables provide estimates for certain compensation and years of service categories assuming retirement at age 65. The approximate benefits for Messrs. Roth's, Chandran's, Donahee's, and Dunn's Canadian service are shown in Table I (which provides estimates under the old Supplementary Executive Retirement Plan). The approximate benefits for Messrs. Chandran's, Donahee's, and Conner's United States service are shown in Table II (which provides estimates under the new Supplementary Executive Retirement Plan).

                              PENSION PLAN TABLE I

                                                                 YEARS OF SERVICE (1)
                           -------------------------------------------------------------------------------------------------

TOTAL EARNINGS (1)                15                  20                  25                  30                 35
-------------------------- ------------------ ------------------- ------------------- ------------------- ------------------
     $200,000                   $39,000            $52,000             $65,000             $78,000             $91,000
      250,000                    48,750             65,000              81,250              97,500             113,750
      300,000                    58,500             78,000              97,500             117,000             136,500
      350,000                    68,250             91,000             113,750             136,500             159,250
      400,000                    78,000            104,000             130,000             156,000             182,000
      450,000                    87,750            117,000             146,250             175,500             204,750
      500,000                    97,500            130,000             162,500             195,000             227,500
    1,000,000                   195,000            260,000             325,000             390,000             455,000
    1,500,000                   292,500            390,000             487,500             585,000             682,500
    2,000,000                   390,000            520,000             650,000             780,000             910,000
    2,500,000                   487,500            650,000             812,500             975,000           1,137,500
    3,000,000                   585,000            780,000             975,000           1,170,000           1,365,000
    3,500,000                   682,500            910,000           1,137,500           1,365,000           1,592,500
    4,000,000                   780,000          1,040,000           1,300,000           1,560,000           1,820,000
    4,500,000                   877,500          1,170,000           1,462,500           1,755,000           2,047,500
    5,000,000                   975,000          1,300,000           1,625,000           1,950,000           2,275,000
-------------------------- ------------------ ------------------- ------------------- ------------------- ------------------

                              PENSION PLAN TABLE II

                                                                 YEARS OF SERVICE (1)
                           -------------------------------------------------------------------------------------------------
   TOTAL EARNINGS (1)             15                  20                  25                  30                 35
-------------------------- ------------------ ------------------- ------------------- ------------------- ------------------
     $200,000                   $46,193            $56,345             $69,204             $78,341             $91,201
      250,000                    57,741             70,431              86,505              97,926             114,001
      300,000                    69,289             84,517             103,806             117,512             136,801
      350,000                    80,837             98,603             121,107             137,097             159,601
      400,000                    92,385            112,689             138,408             156,682             182,401
      450,000                   103,933            126,776             155,709             176,268             205,201
      500,000                   115,481            140,862             173,010             195,853             228,001
    1,000,000                   230,963            281,724             346,021             391,706             456,003
    1,500,000                   346,444            422,585             519,031             587,558             684,004
    2,000,000                   461,925            563,447             692,042             783,411             912,006
    2,500,000                   577,406            704,309             865,052             979,264           1,140,007
    3,000,000                   692,888            845,171           1,038,062           1,175,117           1,368,009
    3,500,000                   808,369            986,032           1,211,073           1,370,970           1,596,010
    4,000,000                   923,850          1,126,894           1,384,083           1,566,823           1,824,012
    4,500,000                 1,039,331          1,267,756           1,557,093           1,762,675           2,052,013
    5,000,000                 1,154,813          1,408,618           1,730,104           1,958,528           2,280,015

(1) The following table sets forth the approximate total eligible earnings and years of credited service of the named executive officers:

                     NAME                    TOTAL EARNINGS ($)          CANADIAN SERVICE (YRS)     UNITED STATES SERVICE
                                                                                                           (YRS)
         ------------------------------ ------------------------------ --------------------------- -------------------------
         J.A. Roth                                1,466,483                        32                         -

         C.J.Chandran                              875,113                       17.42                      10.17

         G.R. Donahee                               633,564                        7                        17.08

         F.A. Dunn                                 525,270                       24.58                        -

         F.W. Conner                               628,660                         -                         8.25


CERTAIN EMPLOYMENT ARRANGEMENTS

     At the time of his appointment as Chief Operating Officer of Nortel Networks Corporation and the Company in June 2000, Mr. Chandran entered into a five-year employment agreement with the Company and Nortel Networks Corporation. The employment agreement provides for, among other things, a base salary of $800,000 per annum.

     Each of the named executive officers and certain other executive officers of the Company participate in the Nortel Networks Corporation Executive Retention and Termination Plan. The Plan provides that if a participant's employment is terminated within a period commencing 30 days prior to the date of a change in control of Nortel Networks Corporation and ending 24 months after the date of a change in control of Nortel Networks Corporation or the participant resigns for good reason (including, among other things, a reduction in overall compensation, geographic relocation or reduction in responsibility, in each case without the consent of the participant) within 24 months following the date of a change in control of Nortel Networks Corporation, the participant will be entitled to certain payments and benefits, including (i) the payment of an amount equal to three times (in the case of Mr. Roth) and two times (in the case of Messrs. Chandran, Donahee, Dunn and Conner) of the participant's annual base salary; (ii) payment of an amount equal to 100 percent of the participant's target annual incentive bonus; (iii) accelerated vesting of all or substantially all stock options; and (iv) the "pay-out" at target of any restricted stock units under the Nortel Networks Limited Restricted Stock Unit Plan.

     For purposes of the Plan, a change of control is deemed to occur if:

     (i) (a) any party or group (other than BCE Inc.) acquires ownership of more than 20 percent of the common shares of Nortel Networks Corporation and such person or group owns more common shares than are then owned by BCE Inc., and (b) a majority of the directors on the board of directors of Nortel Networks Corporation within two years after such acquisition is comprised of individuals who had not been members of the board prior to such acquisition;

     (ii) any party (other than BCE Inc.) acquires ownership of more than 50 percent of the common shares of Nortel Networks Corporation;

     (iii) Nortel Networks Corporation participates in a business combination, including, among other things, a merger, amalgamation, reorganization or plan of arrangement, unless following the business combination, Nortel Networks Corporation's common shareholders own more than 50 percent of the then-outstanding voting shares of the entity resulting from the business combination (or of a publicly traded corporation which controls such entity) and a majority of the members of the board of directors of the entity resulting from the business combination (or the publicly traded corporation controlling such entity) were members of the board of directors of Nortel Networks Corporation when the business combination was approved or the initial agreement in connection with the business combination was executed; or

     (iv) any other event occurs which Nortel Networks Corporation's board of directors determines in good faith could reasonably be expected to give rise to a change in control.

COMPENSATION OF DIRECTORS

     The following table sets forth certain information concerning the current compensation of directors of the Company and Nortel Networks Corporation who are not salaried employees of the Company or Nortel Networks Corporation or any of their respective subsidiaries.

PAYOR                                     TYPE             AMOUNT
------------------------------ --------------------------- --------------------------------------------------------------------
Nortel Networks Corporation    Board Retainer              4,000 stock options annually

Company                        Board Retainer              $50,000 annually

Company and/or Nortel          Committee Membership        $10,000 annually, or $5,000 annually for members of the same
Networks Corporation           Retainer                    committee of the boards of the Company and Nortel Networks
                                                           Corporation.

Company and/or Nortel         Committee Chairmanship Fee   $5,000 annually, or $2,500 annually for chairmanship of the
Networks Corporation                                       same committee of the boards of the Company and Nortel Networks
                                                           Corporation.


PAYOR                                     TYPE             AMOUNT
------------------------------ --------------------------- --------------------------------------------------------------------
Company and/or Nortel          Special Assignments         $3,000 per day, up to $50,000 annually.
Networks Corporation

Company                        Retirement Benefits         Non-employee directors of the Company elected prior to January 1,
                                                           1996 are entitled to retirement benefits equal to 75 percent of the greater of $27,500 and the annual retainer paid to each director at retirement, indexed to reflect approximately half of the increase in directors' retainers after retirement.  The benefits are payable for a maximum of 10 years.

Nortel Networks Corporation    Life Insurance              Cdn$100,000 while a director and Cdn$75,000 following retirement at or after age 65 or after ten years of board membership (including
                                                           Nortel Networks Corporation board membership).

Company                        Deferred Share              Non-employee directors could elect to receive annual retainer and
                               Compensation Plan           other fees in the form of share units in lieu of cash.  The plan was suspended effective April 27, 2000 and no further share units were credited in respect of cash fees to directors thereafter.
                                                           Share units already credited to directors as at April 27, 2000 remained outstanding and are credited in respect of dividends paid on common shares of Nortel Networks Corporation. Share units are settled on retirement from the board. Each share unit entitles the holder to receive one common share of Nortel Networks
                                                           Corporation.


     The Company and Nortel Networks Corporation require each director to own, directly or indirectly, not less than 8,000 common shares of Nortel Networks Corporation (as adjusted for the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999 and the two-for-one stock split of Nortel Networks Corporation's common shares effective at the close of business on May 5, 2000) within two years from the earlier of the date he or she was first elected or appointed to the board of directors of the Company or of Nortel Networks Corporation. Share units credited under the Nortel Networks Limited Deferred Share Compensation Plan are included for this purpose.

     Frank C. Carlucci is entitled to additional compensation for serving as non-executive chairman of the board of directors of the Company and Nortel Networks Corporation of $30,000 per month. In addition, in May 1999, Mr. Carlucci was granted stock appreciation rights with respect to 100,000 common shares of the Company (which were assumed by Nortel Networks Corporation on May 1, 2000) (as adjusted for the Company's 1999 stock dividend and Nortel Networks Corporation's 2000 stock split). The stock appreciation rights have a reference price equal to the closing market price on the New York Stock Exchange on the date of grant (as adjusted for the Company's 1999 stock dividend and Nortel Networks Corporation's 2000 stock split) and have a ten-year term. The stock appreciation rights entitle Mr. Carlucci to a cash payment, commencing on each of the first, second and third anniversaries of the date of grant equal to the excess of the market value of one-third of the common shares subject to the right over the reference price relating to those common shares.

     Jean C. Monty, who resigned as a director of the Company effective
April 27, 2000, waived entitlement to director compensation in accordance with the corporate policy of BCE Inc., a company of which he was an officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From January 1, 2000 to April 30, 2000, the members of the Management Resources and Compensation Committee of the Company were Messrs. Smith, Jr. (chairman), Carlucci, Currie, Monty and Wilson. Effective on May 1, 2000, the boards of directors of the Company and Nortel Networks Corporation established the Joint Management Resources and Compensation Committee to replace the Management Resources and Compensation Committee of the Company. The members of the new joint committee are Messrs. Wilson (chairman), Brown, Carlucci, Fortier and Smith. On September 28, 2000, the name of the new joint committee was changed to the Joint Leadership Resources Committee. No member of this new joint committee was an officer or employee of the Company or any of its subsidiaries at any time during the year 2000.

     The law firm of Ogilvy Renault, of which Mr. Fortier is a senior partner and Chairman, provided legal advice to each of the Company and Nortel Networks Corporation on several matters in 2000 and is expected to provide advice in 2001.

     No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company's board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table shows the number of common shares of the Company beneficially owned by persons who are known to the Company to be beneficial owners of more than five percent of the Company's common shares as of February 28, 2001.

NAME AND ADDRESS OF                      TITLE OF CLASS                         AMOUNT AND NATURE OF
BENEFICIAL OWNER                         OF SECURITY                            BENEFICIAL OWNERSHIP        PERCENT OF CLASS
---------------------------------------- ---------------------------------- ------------------------------ --------------------
Nortel Networks Corporation              Common shares of the Company               1,456,889,062                  100
8200 Dixie Road, Suite 100
Brampton, Ontario, Canada  L6T 5P6

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table shows the number of common shares of Nortel Networks Corporation, Entrust Technologies Inc. and Elastic Networks Inc. beneficially owned, as of February 28, 2001, by each of the Company's directors, nominees for election as director and named executive officers, as well as by the directors, nominees and all executive officers as a group. Entrust Technologies Inc. and Elastic Networks Inc. are affiliates of the Company. None of the directors, nominees for election as directors or executive officers beneficially owned any preferred shares of the Company.

     A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to vote or transfer the common share. A person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days. More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be a beneficial owner.

NAME OF                                    TITLE OF CLASS                                        AMOUNT AND NATURE OF
BENEFICIAL OWNER                           OF SECURITY                                         BENEFICIAL OWNERSHIP (1)
------------------------------------------ --------------------------------------------- ------------------------------------
J.J. Blanchard                             Common shares of Nortel Networks Corporation                   6,391
                                           Share units of Nortel Networks Corporation                     3,723    (2)

R.E. Brown                                 Common shares of Nortel Networks Corporation                   9,281    (3)

F.C. Carlucci                              Common shares of Nortel Networks Corporation                  37,240    (4)
                                           Share units of Nortel Networks Corporation                     9,954    (2)

C.J. Chandran                              Common shares of Nortel Networks Corporation                 598,973    (5)

F.A. Dunn                                  Common shares of Nortel Networks Corporation                 223,143    (6)

L.Y. Fortier                               Common shares of Nortel Networks Corporation                  11,701    (7)
                                           Share units of Nortel Networks Corporation                     5,171    (2)

R.A. Ingram                                Common shares of Nortel Networks Corporation                   1,998    (8)
                                           Share units of Nortel Networks Corporation                     2,247    (2)

J.A. Roth                                  Common shares of Nortel Networks Corporation               3,570,934    (9)

G. Saucier                                 Common shares of Nortel Networks Corporation                  14,777    (10)
                                           Share units of Nortel Networks Corporation                     9,920    (2)

S.H. Smith, Jr.                            Common shares of Nortel Networks Corporation                  22,424    (11)
                                           Share units of Nortel Networks Corporation                    11,407    (2)

L.R. Wilson                                Common shares of Nortel Networks Corporation                 167,047    (12)
                                           Share units of Nortel Networks Corporation                     1,490    (2)

F.W. Conner                                Common shares of Nortel Networks Corporation                 213,086    (13)
                                           Common shares of Entrust Technologies Inc.                    53,638    (14)

G.R. Donahee                               Common shares of Nortel Networks Corporation                 171,635    (15)

Directors, nominees and executive          Common shares of Nortel Networks Corporation               9,957,253    (16)
officers as a group (consisting of 40      Share units of Nortel Networks Corporation                    43,912    (2)
persons, including those named above)      Common shares of Entrust Technologies Inc.                    54,638    (14)
                                           Common shares of Elastic Networks Inc.                         5,000    (17)


(1) Except as set forth below, each person has sole investment and voting power with respect to common shares beneficially owned by such person. Includes common shares subject to stock options exercisable within 60 days from February 28, 2001. As of February 28, 2001, each director, nominee and executive officer, and the directors, nominees and executive officers named as a group, beneficially owned less than 1.0 percent of the outstanding common shares of Nortel Networks Corporation.

(2) Share units of Nortel Networks Corporation are awarded under the Nortel Networks Limited Directors' Deferred Share Compensation Plan and represent the right to receive one common share of Nortel Networks Corporation.

(3) Excludes 473 common shares of Nortel Networks Corporation beneficially owned by Mr. Brown's adult children residing with Mr. Brown and 671 common shares beneficially owned by Mr. Brown's spouse. Mr. Brown disclaims beneficial ownership of those shares.

(4) Mr. Carlucci shares investment and voting power with his spouse in respect of the common shares of Nortel Networks Corporation he beneficially owns.

(5) Includes 460,001 common shares Nortel Networks Corporation subject to employee stock options. Excludes 70 common shares beneficially owned by Mr. Chandran's spouse. Mr. Chandran disclaims beneficial ownership of those shares.

(6) Includes 134,667 common shares of Nortel Networks Corporation subject to employee stock options. Excludes 560 common shares beneficially owned by Mr. Dunn's adult children residing with Mr. Dunn. Mr. Dunn disclaims beneficial ownership of those shares.

(7) Excludes 5,000 common shares of Nortel Networks Corporation beneficially owned by Mr. Fortier's spouse. Mr. Fortier disclaims beneficial ownership of those shares.

(8) Includes 1,800 common shares of Nortel Networks Corporation as to which Mr. Ingram shares investment and voting power with his spouse.

(9) Includes 2,823,332 common shares of Nortel Networks Corporation subject to employee stock options, 171,600 common shares beneficially owned by a corporation that is controlled by Mr. Roth, and 12,800 common shares beneficially owned by Mr. Roth's spouse. Excludes 108 common shares beneficially owned by Mr. Roth's adult child residing with Mr. Roth. Mr. Roth disclaims beneficial ownership of those shares.

(10) Includes 13,300 common shares of Nortel Networks Corporation beneficially owned by a corporation that is wholly-owned by Mrs. Saucier.

(11) Excludes 1,600 common shares of Nortel Networks Corporation beneficially owned by Mr. Smith's spouse. Mr. Smith disclaims beneficial ownership of those shares.

(12) Includes 155,752 common shares of Nortel Networks Corporation beneficially owned by a corporation that is wholly-owned by Mr. Wilson and 2,197 common shares beneficially owned by Mr. Wilson's spouse. Also includes 1,000 common shares owned by an organization of which Mr. Wilson is a member. Mr. Wilson shares investment and voting power of those shares.

(13) Includes 186,667 common shares of Nortel Networks Corporation subject to employee stock options. Excludes 2,948 common shares beneficially owned by Mr. Conner's spouse. Mr. Conner disclaims beneficial ownership of those shares.

(14) Includes 51,638 common shares of Entrust Technologies Inc. subject to stock options. The number of common shares beneficially owned represents less than 1.0 percent of the outstanding common shares of Entrust Technologies Inc.

(15) Includes 146,668 common shares of Nortel Networks Corporation subject to employee stock options. Excludes 566 common shares beneficially owned by Mr. Donahee's adult children residing with Mr. Donahee. Mr. Donahee disclaims beneficial ownership of those shares.

(16) Includes 7,734,730 common shares of Nortel Networks Corporation subject to employee stock options. Also includes 265,310 common shares as to which investment and voting power is shared with one or more other persons. Excludes 12,123 common shares as to which beneficial ownership is disclaimed.

(17) The number of common shares beneficially owned represents less than 1.0 percent of the outstanding common shares of Elastic Networks Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     No director, executive officer, senior officer or nominee for election as a director of the Company is or has been indebted to the Company or its subsidiaries, since January 1, 2000, except for loans made in connection with a relocation. Relocation assistance is provided to employees who are requested to relocate and is designed to minimize the financial exposure to employees as a result of the move. The assistance may include housing loans, advances on real estate equity, and payments on behalf of employees of direct costs associated with the move. The assistance offered is specific to each employee and is structured to be competitive in the area to which the employee is relocated, subject to the overall relocation policy.

     Approximately $18.0 million of loans extended by the Company and its subsidiaries to current and former officers, directors, and employees was outstanding on February 28, 2001. Neither the Company nor its subsidiaries have given any guarantee, support agreement, letter of credit, or similar arrangement or understanding to any other entity in connection with indebtedness of these persons since January 1, 2000. No loans have been extended by the Company or its subsidiaries to any director of the Company since January 1, 2000. The following table sets forth certain additional information about indebtedness owed by two of the Company's officers.

          NAME AND PRINCIPAL                INVOLVEMENT OF            LARGEST AMOUNT
               POSITION                  COMPANY OR SUBSIDIARY          OUTSTANDING            AMOUNT OUTSTANDING AS AT
                                                                      DURING 2000 ($)           FEBRUARY 28, 2001 ($)
----------------------------------       ---------------------        ---------------          ------------------------
  P. Debon (1)
  President, Europe, Middle East &              Lender                    222,610                       74,203
  Africa

  G.R. Donahee (2)
  President, Americas                           Lender                    150,000                      150,000


(1) A subsidiary of the Company paid certain tax liabilities to the French taxation authorities on behalf of Mr. Debon in connection with his relocation from France to the United States in 1999. Mr. Debon agreed to repay these amounts in four installments, one of which remains outstanding. The loan is interest-free and unsecured.

(2) A subsidiary of the Company extended a housing loan to Mr. Donahee in 1994 in connection with a relocation. The loan is for a period of ten years, interest-free and secured against Mr. Donahee's residence.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.   FINANCIAL STATEMENTS

     The index to the Consolidated Financial Statements appears on page 44.

2.   FINANCIAL STATEMENT SCHEDULES

                                                                                                           PAGE
                                                                                                           ----
           Quarterly Financial Data (Unaudited).......................................................     F-38
           Independent Auditors' Report...............................................................       64
     II -  Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles...............       65

     All other schedules are omitted because they are inapplicable or not required.

     Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a "significant subsidiary" requiring such disclosure at December 31, 2000.

3.   REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated December 15, 2000, confirming its financial outlook for 2001.

     The Company filed a Current Report on Form 8-K dated January 29, 2001 announcing the filing of a preliminary prospectus supplement relating to the proposed offering of approximately US$1 billion of debt securities with an expected maturity of five years under a shelf registration and announcing the amendment of a consolidated class action complaint in respect of Entrust Technologies Inc. to name Nortel Networks Corporation, the Company's parent, as a defendant in the action.

     The Company filed a Current Report on Form 8-K dated February 2, 2001 announcing an offering of US$1.5 billion of 6.125% Notes due February 15, 2006.

     The Company filed a Current Report on Form 8-K dated February 16, 2001 related to its parent company Nortel Networks Corporation's revised financial outlook for the year 2001 and the first quarter of 2001.

4.     EXHIBIT INDEX

       The Items listed as Exhibits 10.1 to 10.21 relate to management contracts or compensatory plans or arrangements.

       EXHIBIT
       NUMBER      DESCRIPTION
       --------     -----------
       *2.         Amended and Restated Arrangement Agreement involving BCE
                   Inc., Nortel Networks Corporation, formerly known as New
                   Nortel Inc., and Nortel Networks Limited, formerly known as
                   Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of
                   Arrangement under Section 192 of the Canada Business
                   Corporations Act) (filed as Exhibit 2.1 to the Company's
                   Registration Statement on Form 10 dated May 1, 2000).

       *3.1        Restated Certificate and Articles of Incorporation of Nortel
                   Networks Limited (filed as Exhibit 3 to the Company's Report on Form 8-K dated October 19, 2000).

        3.2        By-Law No. 1 of the Company.

       *4.1 Indenture dated as of November 30, 1988, between the Company and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which to date comprise the 8 3/4% Notes due 2001, the 6 7/8% Notes due 2002, the 6% Notes due September 1,
                   2003, and the 6 7/8% Notes due September 1, 2023 issued by the Company (filed as Exhibit 4.1 to Nortel Networks
                   Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1999).

       *4.2 Indenture dated as of February 15, 1996, among the Company, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which to date comprise the 7.40% Notes due 2006 and the 7.875%
                   Notes due 2026 (filed as Exhibit 4.1 to Registration
                   Statement on Form S-3 (No. 333-1720) of the Company and
                   Nortel Networks Capital Corporation).

       *4.3 Indenture dated as of December 15, 2000 among the Company, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities and guarantees authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on
                   Form S-3 (No. 333-51888) of the Company and Nortel Networks
                   Capital Corporation).

       *4.4        First Supplemental Indenture dated as of February 1, 2001 to
                   Indenture dated as of December 15, 2000 among Nortel Networks
                   Limited, as issuer and guarantor, Nortel Networks Capital
                   Corporation, as issuer, and Citibank, N.A., as trustee, related to the 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited's Current Report on Form 8-K dated
                   February 2, 2001).

        4.5 Short Form Prospectus dated July 6, 1994, filed in each of the provinces of Canada related to 200 Exchange Rights issued to holders of the Company's Cumulative Redeemable Class A
                   Preferred Shares Series 4 on July 8, 1994.

      *10.1        2000 Executive Management Team SUCCESS Plan effective
                   January 1, 2000 (filed as Exhibit 10.2 to Nortel Networks
                   Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1999).

       10.2        2001 SUCCESS Award Program, effective January 1, 2001.

      *10.3        Supplementary Pension Credits Arrangement (filed as
                   Exhibit 10.14 to the Company's  Registration  Statement on
                   Form S-1 (No. 2-71087)).


      ----------
      *  Incorporated by reference.

EXHIBIT
 NUMBER        DESCRIPTION
--------       -----------
    *10.4      Supplementary Executive Retirement Plan (Canada - Part I)
               effective January 1, 1983, as amended effective January 1, 1999 and January 1, 2000 (filed as Exhibit 10.4 to Nortel Networks
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999).

    *10.5      Supplementary Executive Retirement Plan (Canada - Part II and
               United States) effective January 1, 1983, as amended effective
               January 1, 1999 and January 1, 2000 (filed as Exhibit 10.5 to
               Nortel Networks Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

    *10.6 Leave of Absence Prior to Pension Procedure dated June 21, 1977, and related resolutions of the Board of Directors of the Company dated October 21, 1980 (filed as Exhibit 10.6 to Nortel Networks
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1998).

    *10.7 Statements describing the right of certain officers and senior managers in Canada and the United States to defer the receipt of all or part of their short-term and long-term incentive awards
               (filed as Exhibit 10.9 to Nortel Networks Corporation's Annual
               Report on Form 10-K for the year ended December 31, 1996).

    *10.8 Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    *10.9      Statement describing eligibility for the Group Life Insurance
               Plan for directors who are not salaried employees of Nortel
               Networks Limited (filed as Exhibit 10.10 to Nortel Networks
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1996).

    *10.10     Resolutions of the Board of Directors of the Company dated May
               25, 2000, related to the payment of directors fees (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    *10.11     Resolutions of the Board of Directors of the Company dated
               December 17, 1993, as amended by resolutions of the Board of Directors of the Company dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of the Company or its subsidiaries (filed as Exhibit
               10.13 to Nortel Networks Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

    *10.12     Agreement between a director of the Company and the Company dated
               May 13, 1999, setting forth the arrangements with respect to his serving as non-executive Chairman of the Board of the Company
               (filed as Exhibit 10.1 to Nortel Networks Corporation's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1999).

    *10.13 Agreement with an officer of the Company dated June 27, 2000 regarding his appointment as chief operating officer of each of the Company and Nortel Networks Corporation (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    *10.14     Resolution of the Board of Directors of the Company dated May 28,
               1999, related to the remuneration of the Chairman of the Board
               (filed as Exhibit 10.2 to Nortel Networks Corporation's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1999).

    *10.15     Resolutions of the Board of Directors of the Company dated
               September 23, 1999, related to the remuneration of the current
               Chairman and immediate past Chairman of the Board of Directors of the Company (filed as Exhibit 10.6 to Nortel Networks
               Corporation's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999).

----------

*  Incorporated by reference.

EXHIBIT
 NUMBER        DESCRIPTION
--------       -----------

    *10.16 Resolution of the Board of Directors of Nortel Networks Limited dated April 27, 2000, related to the remuneration of the current and former Chairman of the Board (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2000).

     10.17 Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999,
               September 1, 1999, February 15, 2000, May 1, 2000, and November
               15, 2000.

    *10.18     Nortel Networks Limited Directors' Deferred Share Compensation
               Plan effective June 30, 1998 and amended and restated as of May
               1, 2000 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

    *10.19 Nortel Networks Limited Executive Retention and Termination Plan effective September 1, 1999 (filed as Exhibit 10.5 to Nortel
               Networks Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

     10.20     Assumption Agreement between Nortel Networks Corporation and
               Nortel Networks Limited dated March 5, 2001 regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks
               Limited under the Nortel Networks Limited Executive Retention and
               Termination Plan.

    *10.21     Nortel Networks U.S. Deferred  Compensation Plan (filed as
               Exhibit 4.3 to  Post-Effective  Amendment No. 1  to the Company's
               Registration Statement on Form S-8 (No. 333-11558)).

    *10.22 Agreement dated May 1, 2000 between Nortel Networks Limited, formerly known as Nortel Networks Corporation, and Nortel
               Networks Corporation, formerly known as New Nortel Inc., with respect to exchange rights attached to the Nortel Networks
               Limited Cumulative Redeemable Class A Preferred Shares Series 4
               (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
               10-Q for the quarter ended March 31, 2000).

     12.       Computation of Ratios.

     21.       Subsidiaries of the Registrant.

     23.       Consent of Deloitte & Touche LLP.

     24.       Power of Attorney of certain directors and officers.


----------

*  Incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Nortel Networks Limited

We have audited the consolidated financial statements of Nortel Networks Limited as at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 1, 2001, except as to note 21 which is as of February 28, 2001, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule included on page 65 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP
Chartered Accountants

Toronto, Canada

February 1, 2001 except as to note 21 which is as of February 28, 2001

                                                                     SCHEDULE II
                                                                    CONSOLIDATED

                             NORTEL NETWORKS LIMITED

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          PROVISION FOR UNCOLLECTIBLES
                           (MILLIONS OF U.S. DOLLARS)

                                                      Balance at          Additions
                                                     beginning of      charged to cost                       Balance at end
                                                         year           and expenses       Deductions*          of year
                                                  ---------------     ----------------    --------------   ----------------
Year 2000                                         $          603      $            296    $          116   $            783
Year 1999                                         $          362      $            294    $           53   $            603
Year 1998                                         $          245      $            189    $           72   $            362

-----------------
* Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BRAMPTON, ONTARIO, CANADA ON THE 13TH DAY OF MARCH, 2001.

                               NORTEL NETWORKS LIMITED




                               By:             "JOHN A. ROTH"
                                   ----------------------------------------
                                           (John A. Roth, President
                                         and Chief Executive Officer)



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 13TH DAY OF MARCH, 2001.

                    Signature                                    Title
   ----------------------------------------------      ---------------------------
           Principal Executive Officer

                                                             President and
                  "JOHN A. ROTH"                        Chief Executive Officer
                                                             and a Director
   ----------------------------------------------
                  (JOHN A. ROTH)


           Principal Financial Officer

                                                        Chief Financial Officer
                 "FRANK A. DUNN"                             and a Director
   ----------------------------------------------
                 (FRANK A. DUNN)

           Principal Accounting Officer


               "DOUGLAS C. BEATTY"                             Controller
   ----------------------------------------------
               (DOUGLAS C. BEATTY)


                                   DIRECTORS:



            J.J. BLANCHARD*                                 R.A. INGRAM*
---------------------------------------         -----------------------------------------
           (J.J. BLANCHARD)                                (R.A. INGRAM)


              R.E. BROWN*                                   G. SAUCIER*
---------------------------------------         -----------------------------------------
             (R.E. BROWN)                                   (G. SAUCIER)


            F.C. CARLUCCI*                                S.H. SMITH, JR.*
---------------------------------------         -----------------------------------------
            (F.C. CARLUCCI)                              (S.H. SMITH, JR.)


             L.Y. FORTIER*                                  L.R. WILSON*
---------------------------------------         -----------------------------------------
            (L.Y. FORTIER)                                 (L.R. WILSON)








                                 By:*      "DEBORAH J. NOBLE"
                                     ----------------------------------------
                                      (DEBORAH J. NOBLE, as attorney-in fact)
                                                   March 13, 2001