Form 10-Q
period 2002-03-31
NORTEL NETWORKS LTD
filed 2002-05-13
CIK 1119664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Yes                  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at April 30, 2002

1,460,978,634 common shares without nominal or par value

PART I
ITEM 1. Consolidated Financial Statements (unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
NNL Deferred Share Compensation plan
First Half 2002 Success Bonus Plan
Form of NNL Foreign Subsiduary Guarantee
Foreign Pledge Agreement
Foreign Pledge Agreement
Foreign Pledge Agreement
Pledge Agreement
Foreign Pledge Agreement
Foreign Pledge Agreement

PART I
FINANCIAL INFORMATION

		PAGE

ITEM 1.	Consolidated Financial Statements (unaudited)	3
ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	25
ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	51

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	52
ITEM 6.	Exhibits and Reports on Form 8-K	52
Signatures		55

All dollar amounts in this document are in United States dollars unless otherwise stated.

Bay Networks and Nortel Networks are trademarks of Nortel Networks.

Clarify is a trademark of Amdocs Software Systems Limited.

PART I
FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)

Contents of Consolidated Financial Statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Operations (unaudited)
(millions of U.S. dollars)

	Three months ended
	March 31,
	2002	2001

Revenues	$2,910	$5,689
Cost of revenues	2,229	3,875

Gross profit	681	1,814

Selling, general and administrative expense	740	1,308
Research and development expense	577	906
Amortization of intangibles
Acquired technology	5	203
Goodwill	—	682
Special charges	443	355
Gain on sale of businesses	(3)	—

Operating loss	(1,081)	(1,640)

Equity in net loss of associated companies	(4)	(16)
Other income (expense) — net	(14)	105
Interest expense
Long-term debt	(36)	(39)
Other	(12)	(18)

Loss from continuing operations before income taxes	(1,147)	(1,608)
Income tax benefit	362	257

Net loss from continuing operations	(785)	(1,351)
Net loss from discontinued operations — net of tax	—	(187)

Net loss before cumulative effect of accounting change	(785)	(1,538)
Cumulative effect of accounting change — net of tax of $9	—	15

Net loss	(785)	(1,523)
Dividends on preferred shares	(5)	(8)

Net loss applicable to common shares	$(790)	$(1,531)

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets (unaudited)
(millions of U.S. dollars)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$3,024	$3,457
Accounts receivable (less provisions of $499 at March 31, 2002; $655 at December 31, 2001)	2,735	2,923
Inventories — net	1,489	1,563
Income taxes recoverable	912	790
Deferred income taxes — net	1,516	1,401
Other current assets	875	847
Current assets of discontinued operations	540	698

Total current assets	11,091	11,679

Long-term receivables (less provisions of $824 at March 31, 2002; $828 at December 31, 2001)	158	203
Investments at cost and associated companies at equity	273	263
Plant and equipment — net	2,228	2,459
Goodwill — net	2,277	2,283
Intangible assets — net	14	20
Deferred income taxes — net	1,852	2,106
Other assets	698	697
Long-term assets of discontinued operations	283	283

Total assets	$18,874	$19,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$406	$426
Trade and other accounts payable	2,152	2,248
Payroll and benefit-related liabilities	675	613
Other accrued liabilities	5,176	5,347
Income taxes payable	268	143
Long-term debt due within one year	318	384
Current liabilities of discontinued operations	286	384

Total current liabilities	9,281	9,545

Deferred income	132	153
Long-term debt	2,282	2,293
Deferred income taxes — net	466	477
Other liabilities	1,435	1,452
Minority interest in subsidiary companies	95	100

	13,691	14,020

Contingencies (note 11)
SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 at March 31, 2002 and December 31, 2001, respectively	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,634 at March 31, 2002 and December 31, 2001, respectively	2,111	2,111
Additional paid-in capital	18,829	18,797
Deficit	(15,297)	(14,507)
Accumulated other comprehensive loss	(996)	(964)

Total shareholders’ equity	5,183	5,973

Total liabilities and shareholders’ equity	$18,874	$19,993

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows (unaudited)
(millions of U.S. dollars)

	Three months ended
	March 31,
	2002	2001

Cash flows from (used in) operating activities
Net loss from continuing operations	$(785)	$(1,351)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	157	1,077
Non-cash portion of special charges and related asset write downs	75	64
Equity in net earnings of associated companies	4	16
Tax benefit from stock options	—	33
Deferred income taxes	117	(83)
Other liabilities	(37)	(29)
Gain on sale of investments and businesses	(11)	(24)
Other — net	127	(19)
Change in operating assets and liabilities:
Accounts receivable	165	924
Inventories	74	264
Income taxes	3	(461)
Accounts payable and accrued liabilities	(207)	(1,211)
Other operating assets and liabilities	(76)	8

Net cash used in operating activities of continuing operations	(394)	(792)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(103)	(544)
Proceeds on disposals of plant and equipment	44	—
Increase in long-term receivables	(107)	(389)
Decrease in long-term receivables	89	49
Acquisitions of investments and businesses — net of cash acquired	(19)	(24)
Proceeds on sale of investments and businesses	24	44

Net cash used in investing activities of continuing operations	(72)	(864)

Cash flows from (used in) financing activities
Dividends on preferred shares	(5)	(8)
Increase (decrease) in notes payable — net	(11)	375
Proceeds from long-term debt	11	1,505
Repayments of long-term debt	(2)	(37)
Decrease in capital leases payable	(4)	(9)

Net cash from (used in) financing activities of continuing operations	(11)	1,826

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(15)

Net cash from (used in) continuing operations	(483)	155
Net cash from (used in) discontinued operations	50	(29)

Net increase (decrease) in cash and cash equivalents	(433)	126

Cash and cash equivalents at beginning of period — net	3,457	1,567

Cash and cash equivalents at end of period — net	$3,024	$1,693

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

2.	Basis of presentation

The accompanying unaudited Consolidated Financial Statements of Nortel Networks Limited (“Nortel Networks”) include all majority owned subsidiaries over which Nortel Networks exercises control, and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. Accordingly, they do not include all information and notes as required by United States generally accepted accounting principles (“GAAP”) in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited Consolidated Financial Statements are the same as those described in Nortel Networks audited Consolidated Financial Statements prepared in accordance with GAAP for the three years ended December 31, 2001, except as described in note 3. Although Nortel Networks is headquartered in Canada, the accompanying unaudited Consolidated Financial Statements are expressed in United States dollars as the greater part of Nortel Networks financial results and net assets are denominated in United States dollars.

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months ended March 31, 2002, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”) and Current Report on Form 8-K dated May 13, 2002.

The preparation of Nortel Networks Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable and customer financings, inventory obsolescence, product warranty, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions, in-process research and development (“IPR&D”), and contingencies.

Certain 2001 figures in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

3.	Accounting changes

(a)	Accounting for goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of this Statement. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized.

Nortel Networks adopted the provisions of SFAS 142 effective January 1, 2002. Nortel Networks will be performing the first of the required SFAS 142 impairment tests during the second quarter of 2002 and, therefore, has not yet determined the effect that the adoption of SFAS 142 will have on the business, results of operations, and financial condition of Nortel Networks. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Acquired technology will continue to be amortized and carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

The following table presents the impact on net loss from both continuing and discontinued operations for the three months ended March 31 of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2001:

	2002	2001

Reported results:
Net loss from continuing operations	$(785)	$(1,351)
Net loss from discontinued operations — net of tax	—	(187)
Cumulative effect of accounting change — net of tax of $9	—	15

Net loss — reported	$(785)	$(1,523)

Adjustments:
Amortization of goodwill from continuing operations — net of tax of $3 (a)	$—	$686
Amortization of goodwill from discontinued operations	—	62

Total net adjustments	$—	$748

Adjusted results:
Net loss from continuing operations	$(785)	$(665)
Net loss from discontinued operations — net of tax	—	(125)
Cumulative effect of accounting change — net of tax of $9	—	15

Net loss — adjusted	$(785)	$(775)

(a) Includes goodwill amortization of equity accounted investments.

(b)	Impairment or disposal of long-lived assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business.

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

Nortel Networks adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 has not had a material effect on the business, results of operations, and financial condition of Nortel Networks.

4.	Discontinued operations

On June 14, 2001, Nortel Networks Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks then current consolidated membership interest in Arris Interactive LLC (“Arris”) and equity investment in Elastic Networks Inc. (“Elastic Networks”). Also affected by the decision were Nortel Networks prior acquisitions of Promatory Communications, Inc. (“Promatory”), Aptis Communications, Inc. (“Aptis”), and Broadband Networks Inc.

Pursuant to APB 30, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying unaudited Consolidated Statements of Operations, unaudited Consolidated Balance Sheets, and unaudited Consolidated Statements of Cash Flows, and are reported as “discontinued operations”.

The results of discontinued operations for the three months ended March 31, presented in the accompanying unaudited Consolidated Statements of Operations, were as follows:

	2002	2001

Revenues	$68	$424

Net loss from discontinued operations — net of tax (a)	$—	$(187)

(a)	Net loss from discontinued operations was net of applicable income tax benefits of nil and $62 for the three months ended March 31, 2002 and 2001, respectively.

On March 5, 2002, Nortel Networks divested its approximately 46 percent ownership interest in Elastic Networks to Paradyne Networks, Inc. (“Paradyne”) in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel Networks recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provisions required for discontinued operations.

During the three months ended March 31, 2002, Nortel Networks recorded a gain of approximately $13 due to the reduction of Nortel Networks ownership interest in Arris Group, Inc. (“Arris Group”), received for Nortel Networks original interest in Arris, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

In connection with the decision to discontinue the access solutions operations on June 14, 2001, Nortel Networks recorded a pre-tax loss on disposal of the access solutions operations of $2,780 in the second quarter of 2001, which reflected the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflected: the write-off of goodwill associated with the acquisition of Promatory in the amount of $417; provisions for both short-term and long-term receivables of $600; a provision for inventories of $381; other asset write-offs totalling $151; future contractual obligations and estimated liabilities of $1,059; and estimated operating losses during the planned period of disposition of $172.

At March 31, 2002, the remaining accruals of $258 related to the above noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations. The remaining accruals are expected to be substantially drawn down by cash payments over the planned period of disposition, the impact of which is expected to be offset by proceeds from the sale of certain remaining assets to be disposed of. Nortel Networks continues to work towards disposing of or transitioning the ownership of certain operations. Any operations not disposed of or so transitioned are expected to be closed. Nortel Networks expects to complete this plan by June 2002, subject to the closing of specific transactions, the timing of which may be impacted by regulatory approval processes and business issues.

The assets and liabilities of discontinued operations presented in the accompanying unaudited Consolidated Balance Sheets were as follows:

	March 31,	December 31,
	2002	2001

Accounts receivable — net	$19	$109
Inventories — net	51	66
Deferred income taxes	303	348
Other current assets	167	175

Total current assets of discontinued operations	540	698

Intangible assets — net	17	17
Other long-term assets	266	266

Total assets of discontinued operations	$823	$981

Current liabilities	$286	$384
Long-term liabilities (included in Other liabilities)	1	11

Total liabilities of discontinued operations	$287	$395

The net cash from (used in) discontinued operations for the three months ended March 31, presented in the accompanying unaudited Consolidated Statements of Cash Flows, was as follows:

	2002	2001

Cash flows from (used in) discontinued operations
Operating activities	$72	$(41)
Investing activities	(22)	12

Net cash from (used in) discontinued operations	$50	$(29)

5.	Consolidated financial statement details

Consolidated balance sheets

The following tables provide details as at:

Inventories — net:

	March 31,	December 31,
	2002	2001

Raw materials	$816	$744
Work in process	488	576
Finished goods	185	243

Inventories — net (a)	$1,489	$1,563

(a)	Net of inventory provisions of $993 and $911 as at March 31, 2002 and December 31, 2001, respectively. Nortel Networks has also accrued in other accrued liabilities $404 and $565 at March 31, 2002 and December 31, 2001, respectively, for cancellation charges, for inventory in excess of future demand, and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Intangible assets — net:

	March 31,	December 31,
	2002	2001

Acquired technology	$5,201	$5,201
Less: accumulated amortization	(5,187)	(5,181)

Intangible assets — net	$14	$20

The remaining intangible assets — net will be fully amortized by the end of 2002.

Consolidated statements of cash flows

The following table provides details for the three months ended March 31:

Interest and income taxes paid (received):

	2002	2001

Interest paid	$70	$32
Income taxes paid (received)	$(506)	$191

6.	Special charges

Special charges for the three months ended March 31, 2002 were as follows:

		Provision	March 31,				Provision
		balances as at	2002		Cumulative drawdowns		balance as at
		December 31,	special				March 31,
		2001	charges	Total	Cash	Non-cash	2002

	Workforce reduction	$393	$312	$705	$237	$—	$468
	Contract settlement and lease costs	773	56	829	141	—	688
	Plant and equipment write downs	—	75	75	—	75	—
	Other	31	—	31	9	—	22

Total		$1,197	$443	$1,640	$387	$75	$1,178

Three months ended March 31, 2002

For the three months ended March 31, 2002, Nortel Networks recorded special charges of $443 related to restructuring costs associated with its work plan, which was implemented in 2001 and continued into the first quarter of 2002, to streamline its operations and activities around its core markets and leadership strategies.

Workforce reduction charges of $312 were related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination.

Contract settlement costs included negotiated settlements of approximately $56 to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments.

As a result of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during the three months ended March 31, 2002. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of Nortel Networks segments, and within the Optical Long-Haul Networks segment, of approximately $75.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks recorded restructuring charges of $3,310, related to workforce reduction costs of $1,343, contract settlement and lease costs of $883, plant and equipment write downs of $939, and other costs of $145. During the year ended December 31, 2001, there were cumulative cash and non-cash drawdowns against the provision of $1,082 and $1,031, respectively, resulting in an ending provision balance at December 31, 2001 of $1,197. The cash drawdowns related primarily to workforce reduction payments, and the non-cash drawdowns related primarily to the plant and equipment write downs.

Period from January 1, 2001 to March 31, 2002

Of the approximately 39,500 employees notified during the period from January 1, 2001 to March 31, 2002, approximately 14,600 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products, and approximately 24,900 were indirect sales, marketing, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks segments. During the three months ended March 31, 2002, the workforce reduction provision balance has been drawn down by cash payments of $237, resulting in an ending provision balance for workforce reduction of $468. The remaining provision is expected to be substantially drawn down by the second quarter of 2003.

In conjunction with the above noted workforce reduction, Nortel Networks identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $757. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Offsetting the total lease charge is approximately $506 in expected sublease revenue on leases that Nortel Networks cannot terminate. Nortel Networks expects to have subleased substantially all of these properties by the end of 2004. Nortel Networks wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $95 reflects the net realizable value based on market assessments for general purpose facilities. Contract settlement costs included negotiated settlements of approximately $182 to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments. During the three months ended March 31, 2002, the provision balance for contract settlement and lease costs has been drawn down by cash payments of $141, resulting in an ending provision balance of $688. The remaining provision is expected to be substantially drawn down by the end of 2004.

Plant and equipment write downs of approximately $459 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

In addition, as a result of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during 2001 and the first quarter of 2002. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of Nortel Networks segments, and within the Optical Long-Haul Networks segment, of approximately $460.

Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $88 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of 2002.

Within the Optical Long-Haul Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded a charge of approximately $281 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of the second quarter of 2002. Nortel Networks also wrote down the net carrying value of a specialized manufacturing facility within the Optical Long-Haul Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

7.	Income taxes

Nortel Networks effective tax benefit rate fluctuates from period to period primarily as a result of the impact of non-tax deductible goodwill amortization and IPR&D expense, stock option compensation, goodwill write downs, and certain non-tax deductible restructuring charges. Excluding these impacts as applicable, Nortel Networks effective tax benefit rate was 31.5 percent and 32.0 percent for the three months ended March 31, 2002 and 2001, respectively, and reflected changes in the geographic earnings (loss) mix.

Recently approved tax legislation in the United States extended the net operating loss carry-back period from two years to five years. As a result, Nortel Networks had the ability to carry back available United States losses from 2001 and utilize approximately $700 of deferred income tax assets previously recognized.

Global investment tax credits of $25 and $36 for the three months ended March 31, 2002 and 2001, respectively, have been incorporated into the income tax benefit.

8.	Related party transactions

Nortel Networks engages in certain transactions with Nortel Networks Corporation and directly owned subsidiaries of Nortel Networks Corporation. These transactions include cash borrowings between the parties in addition to funding activities pursuant to reciprocal credit agreements. As at March 31, 2002 and December 31, 2001, the balance included in trade and other accounts payable owing to Nortel Networks Corporation was $93 and $134, respectively, and to directly owned subsidiaries of Nortel Networks Corporation was $157 and $116, respectively.

9.	Comprehensive loss

The components of comprehensive loss, net of tax, were as follows for the three months ended March 31:

	2002	2001

Net loss	$(785)	$(1,523)
Other comprehensive income (loss):
Change in foreign currency translation adjustment (a)	(49)	(259)
Unrealized gain (loss) on investments — net (b)	16	(87)
Unrealized derivative gains (losses) on cash flow hedges — net (c)	1	(23)

Comprehensive loss	$(817)	$(1,892)

(a)	The change in the foreign currency translation adjustment is not adjusted for income taxes as it relates to indefinite investments in non-United States subsidiaries.

(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from net loss and are included in comprehensive loss until they are realized.

(c)	During the three months ended March 31, 2002 and 2001, $6 and $5, respectively, of net derivative losses were reclassified to selling, general and administrative expense. Nortel Networks estimates that $16 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next twelve months.

10.	Segmented information

General description

Nortel Networks operations are organized around three reportable segments; Metro and Enterprise Networks (“Metro and Enterprise”), Wireless Networks (“Wireless”), and Optical Long-Haul Networks (“Optical Long-Haul”).

Nortel Networks reportable segments are focused on providing seamless networking products and service capabilities across Metro and Enterprise, Wireless, and Optical Long-Haul. These product and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communication service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Metro and Enterprise includes metro optical transmission, data switching systems, routers, and aggregation products to deliver services via Internet Protocol (“IP”) and other protocol standards across local and wide area networks, voice over IP solutions for both greenfield and circuit to packet network transitions, and traditional voice circuit switching. Wireless includes wireless mobility switching and access products for voice and data communications that span most major global mobility standards. Optical Long-Haul includes long-haul optical transmission products designed to provide long-distance, high capacity dense wavelength division multiplexing transport, traditional optical transmission systems that support most global transmission standards, optical switch platforms, and optical components for long distance optical networks.

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

Nortel Networks President and Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from Nortel Networks management reporting system. Contribution margin represents the primary financial measure used by the CEO in assessing performance and allocating resources, and includes the cost of revenues, and selling, general and administrative expense, for which the segment managers are held accountable. Costs associated with shared services, and other corporate costs, are allocated to the segments based on usage determined by headcount. Costs not allocated are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in Other. In addition, the CEO does not review asset information on a segmented basis. The accounting policies of the reportable segments are the same as those described in Nortel Networks audited Consolidated Financial Statements for the year ended December 31, 2001 to the extent that the related items are included within contribution margin.

Segments

The following tables set forth information by segments for the three months ended March 31:

	2002	2001

Revenues
Metro and Enterprise	$1,489	$2,757
Wireless	1,136	1,545
Optical Long-Haul	270	1,187
Other	15	200

Total	$2,910	$5,689

Contribution margin
Metro and Enterprise	$(13)	$500
Wireless	244	179
Optical Long-Haul	(167)	(11)
Other	(123)	(162)

Total	(59)	506

Research and development expense	(577)	(906)
Amortization of acquired technology	(5)	(203)
Amortization of goodwill	—	(682)
Special charges	(443)	(355)
Gain on sale of businesses	3	—

Consolidated operating loss	$(1,081)	$(1,640)

11.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum.

A class action lawsuit was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

On April 1, 2002, Nortel Networks Corporation filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under United States federal securities laws. With respect to the JDS shareholder class action complaint, Nortel Networks Corporation also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue Nortel Networks Corporation.

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A motion to dismiss or, in the alternative, to transfer was filed on March 15, 2002. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002.

On February 12, 2001, Nortel Networks Inc. (“NNI”), a direct subsidiary of Nortel Networks, was served with a consolidated amended class action complaint (the “First Complaint”) that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) (“Entrust”) and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division) (the “District Court”). The First Complaint alleges that Entrust, two officers of Entrust, and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks Corporation filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the “Second Complaint”) against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, Nortel Networks Corporation filed a motion to dismiss the Second Complaint. The motion is currently under consideration by the District Court.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision.

On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims.

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

12.	Recent pronouncements

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

13.	Subsequent events

On April 21, 2002, Nortel Networks entered into an agreement with Aastra Technologies Limited to sell certain assets, which are included in discontinued operations, associated with Nortel Networks prior acquisition of Aptis. The consideration primarily consists of approximately $18 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. The deal is expected to close in the second quarter of 2002.

Effective April 8, 2002, Nortel Networks and NNI amended and extended the 364-day syndicated credit agreements originally entered into on April 12, 2000 and subsequently amended on April 11, 2001. The April 8, 2002 amendments reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750, extended the term to April 7, 2003 with no additional term-out period thereafter, maintained the financial covenant in the April 2001 facilities requiring Nortel Networks minimum consolidated tangible net worth to be not less than $1,888, and included higher pricing reflecting the current credit and bank environment.

On April 4, 2002, Moody’s Investors Services, Inc. lowered Nortel Networks United States senior long-term debt rating below investment grade to Ba3. On April 9, 2002, Standard & Poor’s Ratings Service also lowered their credit ratings for Nortel Networks below investment grade to BB-. As a result, various liens, pledges, and guarantees became effective under certain credit and security agreements entered into by Nortel Networks and various of its subsidiaries. In accordance with the covenants in the trust indentures for all of Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at March 31, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks and NNI’s credit agreements by liens on substantially all of the assets of Nortel Networks and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries have guaranteed Nortel Networks obligations under the credit agreements and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges, or guarantees.

The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due September 1, 2008.

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations, and the consolidated total as at March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are, therefore, reflected in the investment accounts and net loss. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$756	$2,038	$798	$(682)	$2,910
Cost of revenues	693	1,539	679	(682)	2,229

Gross profit	63	499	119	–	681

Selling, general and administrative expense	134	543	63	–	740
Research and development expense	197	303	77	–	577
Amortization of acquired technology	–	5	–	–	5
Special charges	78	226	139	–	443
Loss (gain) on sale of businesses	(1)	(3)	1	–	(3)

Operating loss	(345)	(575)	(161)	–	(1,081)

Equity in net earnings (loss) of associated companies	(532)	(114)	1	641	(4)
Other income (expense) – net	–	(22)	8	–	(14)
Interest expense
Long-term debt	(29)	–	(7)	–	(36)
Other	–	(12)	–	–	(12)

Loss from continuing operations before income taxes	(906)	(723)	(159)	641	(1,147)
Income tax benefit	121	151	90	–	362

Net loss from continuing operations	(785)	(572)	(69)	641	(785)
Net loss from discontinued operations – net of tax	–	–	–	–	–

Net loss	(785)	(572)	(69)	641	(785)
Dividends on preferred shares	(5)	–	–	–	(5)

Net loss applicable to common shares	$(790)	$(572)	$(69)	$641	$(790)

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$1,577	$4,510	$1,323	$(1,721)	$5,689
Cost of revenues	1,299	3,109	1,188	(1,721)	3,875

Gross profit	278	1,401	135	–	1,814

Selling, general and administrative expense	332	820	156	–	1,308
Research and development expense	(432)	1,263	75	–	906
Amortization of intangibles
Acquired technology	–	203	–	–	203
Goodwill	5	459	218	–	682
Special charges	86	250	19	–	355

Operating income (loss)	287	(1,594)	(333)	–	(1,640)

Equity in net loss of associated companies	(1,535)	(222)	(1)	1,742	(16)
Other income – net	26	75	4	–	105
Interest expense
Long-term debt	(31)	–	(8)	–	(39)
Other	(10)	(4)	(4)	–	(18)

Loss from continuing operations before income taxes	(1,263)	(1,745)	(342)	1,742	(1,608)
Income tax benefit (provision)	(88)	296	49	–	257

Net loss from continuing operations	(1,351)	(1,449)	(293)	1,742	(1,351)
Net loss from discontinued operations – net of tax	(187)	(122)	–	122	(187)

Net loss before cumulative effect of accounting change	(1,538)	(1,571)	(293)	1,864	(1,538)
Cumulative effect of accounting change – net of tax of $9	15	–	–	–	15

Net loss	(1,523)	(1,571)	(293)	1,864	(1,523)
Dividends on preferred shares	(8)	–	–	–	(8)

Net loss applicable to common shares	$(1,531)	$(1,571)	$(293)	$1,864	$(1,531)

Supplemental Consolidating Balance Sheets as at March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$(24)	$2,162	$886	$–	$3,024
Accounts receivable – net	473	1,711	549	–	2,733
Intercompany accounts receivable	4,410	842	431	(5,681)	2
Inventories – net	794	477	218	–	1,489
Income taxes recoverable	111	788	13	–	912
Deferred income taxes – net	312	1,058	146	–	1,516
Other current assets	122	604	149	–	875
Current assets of discontinued operations	189	351	–	–	540

Total current assets	6,387	7,993	2,392	(5,681)	11,091

Long-term receivables – net	314	1,321	527	(2,004)	158
Investments at cost and associated
companies at equity	2,192	(8,208)	(100)	6,389	273
Plant and equipment – net	680	1,178	370	–	2,228
Goodwill -net	31	2,116	130	–	2,277
Intangible assets – net	–	14	–	–	14
Deferred income taxes – net	481	1,269	102	–	1,852
Other assets	145	302	251	–	698
Long-term assets of discontinued operations	99	184	–	–	283

Total assets	$10,329	$6,169	$3,672	$(1,296)	$18,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$180	$224	$–	$406
Trade and other accounts payable	527	1,212	162	–	1,901
Intercompany accounts payable	107	3,340	2,485	(5,681)	251
Payroll and benefit-related liabilities	69	506	100	–	675
Other accrued liabilities	1,136	3,077	963	–	5,176
Income taxes payable	–	181	87	–	268
Long-term debt due within one year	313	13	(8)	–	318
Current liabilities of discontinued operations	100	186	–	–	286

Total current liabilities	2,254	8,695	4,013	(5,681)	9,281

Deferred income	3	126	3	–	132
Long-term debt	1,914	5	363	–	2,282
Deferred income taxes – net	351	99	16	–	466
Other liabilities	624	1,082	1,733	(2,004)	1,435
Minority interest in subsidiary companies	–	–	95	–	95

	5,146	10,007	6,223	(7,685)	13,691

SHAREHOLDERS’ EQUITY
Preferred shares	536	365	–	(365)	536
Common shares	2,111	5,415	423	(5,838)	2,111
Additional paid-in capital	18,829	1,619	3,796	(5,415)	18,829
Deficit	(15,297)	(12,130)	(6,648)	18,778	(15,297)
Accumulated other comprehensive income (loss)	(996)	893	(122)	(771)	(996)

Total shareholders’ equity	5,183	(3,838)	(2,551)	6,389	5,183

Total liabilities and shareholders’ equity	$10,329	$6,169	$3,672	$(1,296)	$18,874

Supplemental Consolidating Balance Sheets as at December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$(41)	$2,340	$1,158	$–	$3,457
Accounts receivable – net	409	2,032	480	–	2,921
Intercompany accounts receivable	4,952	1,054	588	(6,592)	2
Inventories – net	810	511	242	–	1,563
Income taxes recoverable	343	442	5	–	790
Deferred income taxes – net	287	1,080	34	–	1,401
Other current assets	107	563	177	–	847
Current assets of discontinued operations	244	454	–	–	698

Total current assets	7,111	8,476	2,684	(6,592)	11,679

Long-term receivables – net	225	1,078	547	(1,647)	203
Investments at cost and associated
companies at equity	2,543	(8,097)	516	5,301	263
Plant and equipment – net	705	1,353	401	–	2,459
Goodwill – net	31	2,117	135	–	2,283
Intangible assets – net	–	20	–	–	20
Deferred income taxes – net	436	1,578	92	–	2,106
Other assets	132	313	252	–	697
Long-term assets of discontinued operations	99	184	–	–	283

Total assets	$11,282	$7,022	$4,627	$(2,938)	$19,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$168	$256	$–	$426
Trade and other accounts payable	372	1,288	338	–	1,998
Intercompany accounts payable	163	3,471	3,208	(6,592)	250
Payroll and benefit-related liabilities	63	449	101	–	613
Other accrued liabilities	1,355	3,240	752	–	5,347
Income taxes payable	–	45	98	–	143
Long-term debt due within one year	313	63	8	–	384
Current liabilities of discontinued operations	134	250	–	–	384

Total current liabilities	2,402	8,974	4,761	(6,592)	9,545

Deferred income	3	143	7	–	153
Long-term debt	1,928	8	357	–	2,293
Deferred income taxes – net	360	100	17	–	477
Other liabilities	616	1,092	1,391	(1,647)	1,452
Minority interest in subsidiary companies	–	–	100	–	100

	5,309	10,317	6,633	(8,239)	14,020

SHAREHOLDERS’ EQUITY
Preferred shares	536	365	–	(365)	536
Common shares	2,111	950	386	(1,336)	2,111
Additional paid-in capital	18,797	6,043	4,204	(10,247)	18,797
Deficit	(14,507)	(11,605)	(6,509)	18,114	(14,507)
Accumulated other comprehensive income (loss)	(964)	952	(87)	(865)	(964)

Total shareholders’ equity	5,973	(3,295)	(2,006)	5,301	5,973

Total liabilities and shareholders’ equity	$11,282	$7,022	$4,627	$(2,938)	$19,993

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from (used in) operating activities
Net loss from continuing operations	$(785)	$(572)	$(69)	$641	$(785)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	31	110	16	–	157
Non-cash portion of special charges and related asset write downs	25	40	10	–	75
Equity in net earnings (loss) of associated companies	532	114	(1)	(641)	4
Deferred income taxes	(77)	317	(123)	–	117
Other liabilities	8	(31)	(14)	–	(37)
Gain on sale of investments and businesses	(6)	(5)	–	–	(11)
Other – net	–	55	72	–	127
Change in operating assets and liabilities:
Accounts receivable	(90)	263	(8)	–	165
Inventories	16	34	24	–	74
Income taxes	232	(210)	(19)	–	3
Accounts payable and accrued liabilities	(54)	(187)	34	–	(207)
Other operating assets and liabilities	(42)	(34)	–	–	(76)
Intercompany activities	132	(89)	(43)	–	–

Net cash used in operating activities	(78)	(195)	(121)	–	(394)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(15)	(69)	(19)	–	(103)
Proceeds on disposals of plant and equipment	–	44	–	–	44
Increase in long-term receivables	64	(49)	(122)	–	(107)
Decrease in long-term receivables	17	59	13	–	89
Acquisitions of investments and businesses – net of cash acquired	–	(19)	–	–	(19)
Proceeds on sale of investments and businesses	16	8	–	–	24

Net cash from (used in) investing activities	82	(26)	(128)	–	(72)

Cash flows from (used in) financing activities
Dividends on preferred shares	(5)	–	–	–	(5)
Increase (decrease) in notes payable – net	–	19	(30)	–	(11)
Proceeds from long-term debt	–	–	11	–	11
Repayments of long-term debt	–	–	(2)	–	(2)
Decrease in capital leases payable	–	(4)	–	–	(4)

Net cash from (used in) financing activities	(5)	15	(21)	–	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	1	(5)	(2)	–	(6)

Net cash used in continuing operations	–	(211)	(272)	–	(483)
Net cash from discontinued operations	17	33	–	–	50

Net increase (decrease) in cash and cash equivalents	17	(178)	(272)	–	(433)

Cash and cash equivalents at beginning of period – net	(41)	2,340	1,158	–	3,457

Cash and cash equivalents at end of period – net	$(24)	$2,162	$886	$–	$3,024

     Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from (used in) operating activities
Net loss from continuing operations	$(1,351)	$(1,449)	$(293)	$1,742	$(1,351)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	66	774	237	–	1,077
Non-cash portion of special charges and related asset write downs	–	64	–	–	64
Equity in net loss of associated companies	1,535	222	1	(1,742)	16
Tax benefit from stock options	33	–	–	–	33
Deferred income taxes	(122)	81	(42)	–	(83)
Other liabilities	(16)	3	(16)	–	(29)
Gain on sale of investments and businesses	–	(24)	–	–	(24)
Other – net	90	41	(150)	–	(19)
Change in operating assets and liabilities:
Accounts receivable	93	633	198	–	924
Inventories	138	151	(25)	–	264
Income taxes	31	(476)	(16)	–	(461)
Accounts payable and accrued liabilities	(581)	(546)	(84)	–	(1,211)
Other operating assets and liabilities	104	(51)	(45)	–	8
Intercompany activities	(1,243)	687	556	–	–

Net cash from (used in) operating activities	(1,223)	110	321	–	(792)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(191)	(297)	(56)	–	(544)
Increase in long-term receivables	(92)	(291)	(6)	–	(389)
Decrease in long-term receivables	36	17	(4)	–	49
Acquisitions of investments and businesses – net of cash acquired	(10)	(14)	–	–	(24)
Proceeds on sale of investments and businesses	–	31	13	–	44

Net cash used in investing activities	(257)	(554)	(53)	–	(864)

Cash flows from (used in) financing activities
Dividends on preferred shares	(8)	–	–	–	(8)
Increase (decrease) in notes payable – net	–	395	(20)	–	375
Proceeds from long-term debt	1,500	5	–	–	1,505
Repayments of long-term debt	–	(4)	(33)	–	(37)
Decrease in capital leases payable	–	(8)	(1)	–	(9)

Net cash from (used in) financing activities	1,492	388	(54)	–	1,826

Effect of foreign exchange rate changes on cash and cash equivalents	1	(8)	(8)	–	(15)

Net cash from (used in) continuing operations	13	(64)	206	–	155
Net cash used in discontinued operations	(6)	(23)	–	–	(29)

Net increase (decrease) in cash and cash equivalents	7	(87)	206	–	126

Cash and cash equivalents at beginning of period – net	(73)	1,020	620	–	1,567

Cash and cash equivalents at end of period – net	$(66)	$933	$826	$–	$1,693

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

     You should read this section in conjunction with the accompanying unaudited consolidated financial statements and notes prepared in accordance with United States generally accepted accounting principles. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under “Forward-looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

     Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Limited and its subsidiaries.

Business overview

     We are a leading global supplier of products and services that support the Internet and other public and private data, voice, and multimedia communications networks, using terrestrial and wireless technologies, which we refer to as “networking solutions”. With our networking solutions, we are focused on providing the infrastructure and applications for high performance networks, as technology transforms the way we communicate and conduct business. We have a technology focus, with a substantial portion of Nortel Networks dedicated to research and development, forming a core strength and a factor differentiating us from our competitors. Our research and development efforts are focused on delivering carrier-grade infrastructure, enabling valuable services for our customers, reducing network costs, and transforming traditional voice-communications networks into cost-effective networks supporting data, voice, and multimedia communications.

     Our operations are focused on providing seamless networking products and service capabilities across three core business areas and three segments: Metro and Enterprise Networks; Wireless Networks; and Optical Long-Haul Networks. These products and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communications service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

     Our Metro and Enterprise Networks segment includes a range of Optical Ethernet solutions, packet switching and routing solutions, such as data switching systems, aggregation products, virtual private network gateways, and routers, and circuit to packet network solutions, such as enterprise telephone systems, digital switching systems, business solutions and applications, and network management software, together with related professional services. Our Wireless Networks segment solutions support the Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GSM, General Packet Radio Standard, or GPRS, and Universal Mobile Telecommunications Systems, or UMTS, standards, to enable end users to be mobile while they send and receive voice and data communications using a wireless device, and include radio access network equipment, key network elements of which are base station transceivers and base station controllers, core network equipment, key network elements of which are mobile switching centers and home location registers, and related professional services. Our Optical Long-Haul Networks segment includes optical long-haul networking solutions designed to provide long-distance, high-capacity transport and switching of data, voice, and multimedia communications signals for operators of land-based and submarine communications networks, including Dense Wave Division Multiplexing, or DWDM, transmission solutions, synchronous optical transmission solutions, optical switching solutions, and network management software, optical components for long-distance optical networks, including optical transmitters, optical receivers, lasers, tunable lasers, amplifiers, pump modules, integrated circuits, and other modules and devices for long-haul optical networking, and related engineering, installation, and support services.

     Nortel Networks Corporation’s common shares are publicly-traded on the New York and Toronto stock exchanges under the symbol “NT”. Nortel Networks Corporation holds all of Nortel Networks Limited’s outstanding common shares but none of its outstanding preferred shares. Acquisitions involving any share consideration are completed by Nortel Networks Corporation, while acquisitions involving only cash consideration are generally completed by Nortel Networks Limited or one of its direct subsidiaries.

Developments in 2002

   Filing of shelf registration statement and preliminary base shelf prospectus

     On May 13, 2002, Nortel Networks Corporation and Nortel Networks Limited announced their intention to file a shelf registration statement with the United States Securities and Exchange Commission and a preliminary base shelf prospectus with the applicable securities regulatory authorities in Canada, for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2,500 of various types of securities.

     See “Liquidity and capital resources” for additional information.

   Amendment and extension of April 2001 revolving bank credit facilities

     On April 10, 2002, Nortel Networks Corporation announced that, effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended their April 2001 364-day revolving syndicated credit facilities to April 7, 2003 with no additional term-out period thereafter. The amendment reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750. The amended facilities maintained the financial covenant in the April 2001 facilities requiring Nortel Networks Limited’s minimum consolidated tangible net worth to be not less than $1,888 and included higher pricing reflecting the current credit and bank environment. As a result, total borrowings permitted under the syndicated April 2002 364-day credit agreements and the existing April 2000 five-year credit agreements are $1,925.

     See “Liquidity and capital resources” for additional details on our credit agreements.

   Debt rating downgrades

     On April 4, 2002, Moody’s Investors Services, Inc. lowered Nortel Networks Limited’s United States senior long-term debt rating below investment grade to Ba3. On April 9, 2002, Standard & Poor’s Ratings Service also lowered their credit rating for Nortel Networks Limited below investment grade to BB-. As a result, various liens, pledges, and guarantees became effective under certain credit and security agreements entered into by Nortel Networks Limited and various of its subsidiaries. In accordance with the covenants in the trust indentures for all of our current consolidated public debt securities, which represent primarily all of our consolidated long-term debt at March 31, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks Limited and Nortel Networks Inc.’s credit agreements by liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks Limited’s other subsidiaries. In addition, certain of Nortel Networks Limited’s wholly owned subsidiaries have guaranteed Nortel Networks Limited’s obligations under the credit agreements and outstanding public debt securities.

     The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due on September 1, 2008.

     For additional financial information related to those subsidiaries providing guarantees, see “Subsequent events” in note 13 of the accompanying unaudited consolidated financial statements. For additional financial information related to the three years ended December 31, 2001, see our Current Report on Form 8-K dated May 13, 2002.

     In addition, see “Liquidity and capital resources” for additional details on our credit ratings and the granting of security under our credit agreements.

   Restructuring

     In the first quarter of 2002, Nortel Networks recorded special charges of $443, primarily related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination during the three months ended March 31, 2002.

     As of March 31, 2002, our workforce numbered approximately 47,000. Following the completion of remaining reductions, primarily related to previously announced European work council and joint venture activities, and anticipated non-core business divestitures, we expect to have a workforce of approximately 44,000. We will record a charge in the second quarter of 2002 associated with these remaining reductions.

     See “Special charges” for additional information.

Results of operations – continuing operations

Revenues

   Segment revenues

     The following table sets forth revenues by segment for the three months ended March 31:

			2002 vs 2001
	2001	2002	$ Change	% Change

Metro and Enterprise Networks	$2,757	$1,489	$(1,268)	(46.0)
Wireless Networks	1,545	1,136	(409)	(26.5)
Optical Long-Haul Networks	1,187	270	(917)	(77.3)
Other (a)	200	15	(185)	(92.5)

Consolidated	$5,689	$2,910	$(2,779)	(48.8)

(a)	“Other” represents miscellaneous business activities and corporate functions.

   Geographic revenues

     The following table sets forth revenues by geographic region for the three months ended March 31:

			2002 vs 2001
	2001	2002	$ Change	% Change

External revenues (a)
United States	$2,806	$1,432	$(1,374)	(49.0)
Canada	311	191	(120)	(38.6)
Other countries	2,572	1,287	(1,285)	(50.0)

Consolidated	$5,689	$2,910	$(2,779)	(48.8)

(a)	Revenues are attributable to geographic areas based on the location of the customer.

   Consolidated

     In 2001, the telecommunications industry underwent a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as service providers focused on maximizing their return on invested capital and, as a result, our revenues declined sequentially during 2001. In the first quarter of 2002, we continued to see limited capital expenditures by industry participants. As a result, for the first quarter of 2002, our consolidated revenues declined substantially compared to the same period in 2001, and significantly compared to the fourth quarter of 2001, due to a continuation of the change in our customers’ focus from building new networks to conserving capital and/or increasing the capacity utilization rates and efficiency of existing networks, and reducing costs. We expect that the severe lack of available funding from the capital markets, high debt levels of many service providers, bankruptcies and financial difficulties of certain service providers, excess network assets, excess and shared bandwidth capacity, and the compounding impact of economic concerns will continue to constrain capital spending by service providers. It is difficult to predict the duration or severity of this industry adjustment, as growth in industry spending is not expected to occur until economic concerns have subsided and the anticipated rationalization of the telecom industry is well underway. Market visibility remains limited given the uncertainty of the economic downturn and its impact on our customers’ business and spending plans. We do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

     The substantial decline in revenues in the first quarter of 2002 compared to the same period in 2001 was the result of considerable declines across all segments. The significant decline in revenues in the first quarter of 2002 compared to the fourth quarter of 2001 was primarily due to considerable declines in Metro and Enterprise Networks and Other revenues and a decline in Wireless Networks segment revenues, partially offset by a moderate increase in Optical Long-Haul Networks revenues.

     The substantial decline in revenues in the first quarter of 2002 compared to the same period in 2001 was due to considerable declines across all geographic regions. Compared to the fourth quarter of 2001, revenues declined significantly in the United States and Europe and substantially in the Asia Pacific region, offset slightly by a strong increase in the Caribbean and Latin America region. We expect that revenues from the People’s Republic of China will continue to be affected by the expected reorganization of a major Chinese service provider.

   Metro and Enterprise Networks

     The following chart sets forth quarterly revenues for the Metro and Enterprise Networks segment:

     The substantial decline in revenues in the first quarter of 2002 compared to the same period in 2001 was due to substantial declines in all portions of this segment. The substantial decrease in sales of the circuit to packet voice networks portion of this segment was primarily the result of continued reduced demand in the interexchange carrier market due to the significant adjustment in the telecom industry, continued industry consolidation, continued tightened capital markets, and the decline in traditional circuit switching. The considerable decline in sales of the packet switching and routing portion of this segment and the substantial decrease in sales of the metro optical portion of this segment were primarily due to a decline in demand for mature products in these portions of the segment, compounded by the ongoing industry adjustment as customers continue to delay the purchase of next generation products. The circuit to packet voice networks for the service providers and enterprises portion of this segment continues to form a substantial portion of the overall sales for this segment. As data, voice, and multimedia communications technologies continue to converge, and service providers, as well as enterprises, look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs, we anticipate that communications networks will use packet-based technologies. However, the timing of this progression in the short term is unclear as a result of the continuing industry adjustment. The substantial decline in overall segment revenues in the first quarter of 2002 compared to the same period in 2001 was due to considerable declines across all geographic regions.

     Compared to the fourth quarter of 2001, overall segment revenues declined considerably, primarily due to a decrease in demand for traditional circuit switching and for the packet switching and routing portions of this segment. Substantial declines in the United States and the Asia Pacific region and a significant decline in Europe were partially offset by a substantial increase in the Caribbean and Latin America region.

   Wireless Networks

     The following chart sets forth quarterly revenues for the Wireless Networks segment:

     The substantial decline in revenues in the first quarter of 2002 compared to the same period in 2001 was primarily due to strong revenues in the first quarter of 2001 driven by growth in the United States and the Asia Pacific region, as major customers continued their network expansion programs which they began in 2000. Wireless Networks segment revenues began to decline in the second half of 2001 and continued into 2002, as a result of deterioration in customers’ financial condition, slowing subscriber growth, and the decision of many wireless service providers to delay certain capital expenditures. In addition, as a result of market conditions, starting in the second half of 2001 we have been and are currently providing only limited, incremental customer financing compared to 2000 and the first half of 2001. The substantial decrease in overall segment revenues compared to the same period in 2001 was primarily due to substantial decreases in the United States, Europe, and the Asia Pacific region. Overall Wireless Networks segment revenues for the first quarter of 2002 continue to be primarily generated by sales of Code Division Multiple Access, or CDMA, and Global System for Mobile communications, or GSM, technologies. Compared to the first quarter of 2001, CDMA and Universal Mobile Telecommunications System, or UMTS, revenues have increased substantially as a percentage of total revenues, partially offset by a substantial decrease in Time Division Multiple Access, or TDMA, revenues and a significant decrease in GSM revenues as a percentage of total revenues. UMTS and CDMA technology sales are expected to continue to represent a larger proportion of our total Wireless Networks segment revenues as third generation, or 3G, technologies gain a greater foothold in the market and as GSM and TDMA sales slow, comparatively, due to increased wireless data traffic and requirements for greater wireless spectrum efficiency. However, the timing of changes in revenues in the short term from the different wireless technologies has become increasingly difficult to predict as a result of the continuing industry and capital markets adjustments and the complexities and potential for delays in implementation of 3G network deployments.

     The sequential decline in revenues in the first quarter of 2002 follows significant sequential declines in the third and fourth quarter of 2001. The sequential decline in overall revenues for the first quarter of 2002 compared to the fourth quarter of 2001 was primarily due to a decline in the United States, a substantial decline in the Caribbean and Latin America region, and a significant decline in the Asia Pacific region.

   Optical Long-Haul Networks

     The following chart sets forth quarterly revenues for the Optical Long-Haul Networks segment:

     The substantial decline in revenues in the first quarter of 2002 compared to the same period in 2001 was primarily the result of substantial reductions in capital spending, mainly by our major United States customers. Our Optical Long-Haul Networks segment revenues in the first quarter of 2001 reflected the then in-process network build-outs that had begun in 2000. However, when the telecom industry began experiencing the significant adjustment and the capital markets tightened, our customers reduced their purchases sharply as they focused on reducing existing inventory levels to complete existing network build-outs and on improving the efficiency of existing networks. Our major customers in this segment focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks, and we expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation, and cost reduction in the near term. We expect that customers in this segment will continue to focus on route by route activities, adding channels to existing networks, and interconnect and bandwidth issues in the short term, while building out networks for increased bandwidth will remain longer term projects. Sales for the Optical Long-Haul Networks segment are primarily based on network build-outs and, as such, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, volatility in this segment typically results in a corresponding increase or decline in overall segment sales as almost all products within the segment are generally affected in the same manner. Telecommunications industry consolidation also contributed to the reduction in service provider capital spending during 2001 and the first quarter of 2002. Overall, a large redeployment of assets occurred in this segment of the industry in 2001 primarily due to significant excess inventories, and is expected to continue to a certain extent into 2002. This redeployment, in conjunction with the continuing telecommunications industry consolidation, resulted in significant pricing pressures in 2001 and into the first quarter of 2002. Due to the severe reduction, in number and size, of new network build-outs during 2001 and the first quarter of 2002 and due to the nature of this segment, we expect that the Optical Long-Haul Networks segment will be one of the last to recover from the significant adjustment in the telecom industry. The substantial decline in Optical Long-Haul Networks segment revenues was due to substantial declines in all regions during the first quarter of 2002 compared to the same period in 2001.

     Overall segment revenues increased slightly for the first quarter of 2002 compared to the fourth quarter of 2001.

Gross profit and gross margin

     The following table sets forth gross profit and gross margin for the three months ended March 31:

			2002 vs 2001
	2001	2002	Change	% Change

Gross profit	$1,814	$681	$(1,133)	(62.5)
Gross margin	31.9%	23.4%	(8.5)	(26.6)

     Gross profit decreased substantially in the first quarter of 2002 compared to the same period in 2001 due to a substantial decline in revenues and a considerable decline in gross margin. The overall decrease in gross margin was primarily due to: approximately $200 of increased provisions, primarily related to recently completed negotiations with all of our major suppliers; a change in the mix of products being sold from mature products with generally higher margins to new technologies with lower margins; and pricing pressures across certain products and services, primarily in the Optical Long-Haul Networks and Metro and Enterprise Networks segments, resulting from increased competition in the current economic environment. These impacts were partially offset by our lower cost structure in relation to our sales volume.

     While we cannot predict to what extent changes in product mix and pricing pressures will continue, or whether the geographic mix of sales will shift, we expect that our work plan, when completed, will result in a cost structure that is more reflective of the current industry and economic environment. In addition, we believe that our current provision levels related to the entire supply chain reflect both current and anticipated future market demand. As a result, we expect that overall gross margin for the full year 2002 will be substantially higher compared to full year 2001 and we currently expect that margins will be higher than present levels for the remainder of 2002. See “Forward-looking statements” for factors that may affect our gross margins.

Operating expenses

   Selling, general and administrative expense

     The following table sets forth selling, general and administrative, or SG&A, expense and SG&A expense as a percentage of revenues for the three months ended March 31:

			2002 vs 2001
	2001	2002	$Change	% Change

SG&A expense	$1,308	$740	$(568)	(43.4)
As a percentage of revenues	23.0%	25.4%	N/A	N/A

     SG&A expense declined substantially in the first quarter of 2002 compared to the same period in 2001, reflecting the impact of our work plan which began in 2001. SG&A expense declined substantially compared to the fourth quarter of 2001 and is expected to continue to decline sequentially on a quarterly basis during 2002 as the full impact of our work plan is realized. We expect that SG&A expense will continue to decline as we move towards a cost structure that produces less than $700 of SG&A expense per quarter by the end of the year.

   Research and development expense

     The following table sets forth research and development, or R&D, expense and R&D expense as a percentage of revenues for the three months ended March 31:

			2002 vs 2001
	2001	2002	$ Change	% Change

R&D expense	$906	$577	$(329)	(36.3)
As a percentage of revenues	15.9%	19.8%	N/A	N/A

     R&D expense decreased substantially in the first quarter of 2002 compared to the same period in 2001, reflecting the impact of initiatives undertaken by us to focus our spending on key potential growth areas. R&D expense represented our planned investment in our next generation core products across all segments. R&D expense, in absolute dollars, is expected to decline for full year 2002, compared to full year 2001, as we improve process efficiencies. In the fourth quarter of 2001, we incurred a charge from Nortel Networks Corporation related to R&D services provided to us. We did not incur a similar charge in the first quarter of 2002. As a result, R&D expense decreased significantly compared to the fourth quarter of 2001. We expect that R&D expense will be approximately $625 in the second quarter of 2002. We will continue our strategic investments in R&D, while looking for synergies in our R&D investments.

   Amortization of intangibles

     The following table sets forth the amortization of intangibles for the three months ended March 31:

			2002 vs 2001
	2001	2002	$ Change	% Change

Amortization of intangibles
Acquired technology	203	5	(198)	(97.5)
Goodwill	682	–	(682)	(100.0)

     Amortization of intangibles

       Acquired technology

     The amortization of acquired technology for the first quarter of 2001 primarily reflected the charge related to the acquisition of Bay Networks, Inc. The decline in the first quarter of 2002 compared to the same period in 2001 is primarily due to the completion of amortization associated with Bay Networks. As at March 31, 2002 and December 31, 2001, the remaining capitalized amount of acquired technology – net was $14 and $20, respectively.

       Goodwill

     In the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life ceased upon adoption of this Statement.

     The amortization of goodwill for the first quarter of 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera Corporation, and Clarify Inc.

     As at March 31, 2002 and December 31, 2001, the remaining capitalized amount of goodwill – net was $2,277 and $2,283, respectively.

   Special charges

     Three months ended March 31, 2002

     For the three months ended March 31, 2002, we recorded special charges of $443 related to restructuring costs associated with our work plan to streamline our operations and activities around our core markets and leadership strategies.

     Workforce reduction charges of $312 were related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination.

     Contract settlement costs included negotiated settlements of approximately $56 to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments.

     As a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we have performed assessments of certain plant and equipment assets as part of our review of financial results during the three months ended March 31, 2002. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of our segments, and within the Optical Long-Haul Networks segment, of approximately $75.

     Year ended December 31, 2001

     For the year ended December 31, 2001, we recorded restructuring charges of $3,310, consisting of workforce reduction costs of $1,343, contract settlement and lease costs of $883, plant and equipment write downs of $939, and other costs of $145. During the year ended December 31, 2001, there were cumulative cash and non-cash drawdowns against the provision of $1,082 and $1,031, respectively, resulting in an ending provision balance at December 31, 2001 of $1,197. The cash drawdowns related primarily to workforce reduction payments, and the non-cash drawdowns related primarily to the plant and equipment write downs.

     Period from January 1, 2001 to March 31, 2002

     Of the approximately 39,500 employees notified during the period from January 1, 2001 to March 31, 2002, approximately 14,600 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of our products, and approximately 24,900 were indirect sales, marketing, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our segments. During the three months ended March 31, 2002, the workforce reduction provision balance has been drawn down by cash payments of $237, resulting in an ending provision balance for workforce reduction of $468. The remaining provision is expected to be substantially drawn down by the second quarter of 2003.

     In conjunction with the above noted workforce reduction, we identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded net lease costs of approximately $757. The costs primarily related to our future contractual obligations under operating leases. Offsetting the total lease charge is approximately $506 in expected sublease revenue on leases that we cannot terminate. We expect to have subleased substantially all of these properties by the end of 2004. We wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $95 reflects the net realizable value based on market assessments for general purpose facilities. Contract settlement costs included negotiated settlements of approximately $182 to either cancel contracts or renegotiate existing contracts across all of our segments. During the three months ended March 31, 2002, the provision balance for contract settlement and lease costs has been drawn down by cash payments of $141, resulting in an ending provision balance of $688. The remaining provision is expected to be substantially drawn down by the end of 2004.

     Plant and equipment write downs of approximately $459 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

     In addition, as a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we have performed assessments of certain plant and equipment assets as part of our review of financial results during 2001 and the first quarter of 2002. The conclusion of these assessments resulted in a write down of certain plant and equipment within global operations, a function that supports all of our segments, and within the Optical Long-Haul Networks segment, of approximately $460.

     Within global operations, we determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, we recorded a charge of approximately $88 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment by the end of 2002.

     Within the Optical Long-Haul Networks segment, we determined that there was excess manufacturing equipment at a number of facilities that would no longer be required as a result of the industry and economic environment. As a result, we recorded a charge of approximately $281 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. We expect to dispose of this equipment by the end of the second quarter of 2002. We also wrote down the net carrying value of a specialized manufacturing facility within the Optical Long-Haul Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

     For additional information related to these restructuring activities, see “Special charges” in note 6 to the accompanying unaudited consolidated financial statements.

Interest expense

     The decrease in interest expense of $9 in the first quarter of 2002 compared to the same period in 2001, was primarily related to lower interest expense due to a decrease in long-term debt offerings and a lower level of short-term notes payable.

Income tax benefit

     Our effective tax benefit rate fluctuates from period to period primarily as a result of the impact of non-tax deductible goodwill amortization and in-process research and development expense, stock option compensation, goodwill write downs and certain non-tax deductible restructuring charges. Excluding these impacts, as applicable, our effective tax benefit rate was 31.5 percent and 32.0 percent for the three months ended March 31, 2002 and 2001, respectively, and reflected changes in the geographic earnings (loss) mix.

     Recently approved tax legislation in the United States extended the net operating loss carry-back period from two years to five years. As a result, we had the ability to carry back available United States losses from 2001 and utilize certain deferred income tax assets previously recognized. We received approximately $700 of additional tax refunds during the second quarter of 2002.

     See “Liquidity and capital resources” for additional information.

Net loss from continuing operations

     As a result principally of the foregoing factors, our net loss from continuing operations improved by $566 in the first quarter of 2002 compared to the same period in 2001. We reported a net loss from continuing operations in the first quarter of 2002 of $785, compared to a net loss from continuing operations of $1,351 for the same period in 2001. If we had implemented Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, effective January 1, 2001, then we would have recorded a net loss from continuing operations of $662 for the three months ended March 31, 2001.

Results of operations – discontinued operations

     Revenues for our access solutions operations were $68 for the first quarter of 2002 compared to $424 for the same period in 2001. Access solutions operations also generated net cash of $50 during the first quarter of 2002.

     On April 21, 2002, we entered into an agreement with Aastra Technologies Limited to sell certain assets, which are included in discontinued operations, associated with our prior acquisition of Aptis Communications, Inc. The consideration primarily consists of approximately $18 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. The deal is expected to close in the second quarter of 2002.

     On March 5, 2002, we divested our approximately 46 percent ownership interest in Elastic Networks Inc. to Paradyne Networks, Inc., in exchange for an approximately 8 percent ownership interest in Paradyne. We recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provision required for discontinued operations.

     During the three months ended March 31, 2002, we recorded a gain of approximately $13 due to the reduction of our ownership interest in Arris Group, Inc., received for our original interest in Arris Interactive LLC, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provision required for discontinued operations.

     We continue to work towards disposing of or transitioning the ownership of certain operations. Any operations not disposed of or so transitioned are expected to be closed. We expect to complete this plan by June 2002, subject to the closing of specific transactions, the timing of which may be impacted by regulatory approval processes and business issues.

     For additional information, see “Discontinued operations” in note 4 to the accompanying unaudited consolidated financial statements.

Critical accounting policies

     There have been no changes to our critical accounting policies since December 31, 2001. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and capital resources

   Cash flows

     Cash and cash equivalents, or cash, were $3,024 at March 31, 2002, a decrease of $433 (including net cash from the access solutions operations of $50) from December 31, 2001.

     Cash flows used in operating activities were $394 for the three months ended March 31, 2002. Cash flows used in operating activities were due primarily to a net loss of $353, adjusted for non-cash items. The net change in operating assets and liabilities was due to a reduction in accounts payable and accrued liabilities, and other changes in operating assets and liabilities, almost offset by reductions in both accounts receivable and inventory balances. The change in operating assets and liabilities was due primarily to the decline in revenues for the three months ended March 31, 2002, and the utilization of provisions set up for cancellation charges, for inventory in excess of future demand, and for the settlement of certain other claims related to our contract manufacturers and suppliers.

     During the three months ended March 31, 2002, we received approximately $500 in tax refunds. In addition, we received additional tax refunds in April 2002 of approximately $700, related to a recent change in tax legislation in the United States that has allowed us to carry back our 2001 losses to additional periods.

     Cash flows used in investing activities were $72 for the three months ended March 31, 2002, and were primarily due to expenditures for plant and equipment of $103, partially offset by the proceeds on disposal of certain plant and equipment of $44.

     Cash flows used in financing activities were $11 for the three months ended March 31, 2002, primarily due to the repayment of certain notes payable.

   Uses of liquidity

     Our cash requirements for the next 12 months are primarily to fund operations, research and development, capital expenditures, workforce reduction and restructuring activities, debt service, and customer financings. The following provides additional information related to our uses of liquidity.

     Special charges

     The remaining cash outlays of $468 related to workforce reduction initiatives are expected to be substantially completed by the second quarter of 2003, and the remaining cash payments of $688 related to contract settlement and lease costs are expected to be substantially completed by the end of 2004. An additional charge will be incurred in the second quarter of 2002 related to remaining announced workforce reductions and related charges.

     See “Special charges” for additional information.

     Cash obligations

     Our contractual cash obligations for long-term debt, outsourcing contracts and operating leases as at March 31, 2002 remain substantially unchanged from the amounts disclosed as at December 31, 2001 in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Commitments and guarantees

     We enter into bid and performance bonds related to various contracts, which generally have terms of less than two years. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have not had to make material payments under these types of bonds and we currently do not anticipate that we will be required to make material payments under the current bonds. The total commercial commitments representing amounts available and undrawn was $1,165 and $1,177 at March 31, 2002 and December 31, 2001, respectively. Due to the current general economic and industry environment, and our current credit ratings, the basis under which we have historically obtained performance bonds has changed, resulting in increased collateral requirements and/or increased fees in connection with obtaining new performance bonds. However, we currently do not expect that the requirements and/or fees to obtain performance bonds will have a material adverse effect on our ability to win contracts from potential customers.

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

     Further, certain of our supply arrangements with our contract manufacturers were negotiated prior to the current industry and economic downturn and, depending upon the extent and duration of this downturn, the terms of these arrangements may not be achievable. To the extent that we fail to meet any of these arrangements, and if we are unable to successfully renegotiate the applicable arrangement, we may be obligated to indemnify the contract manufacturer for certain direct costs attributable to our failure to so perform. The actual amount of any such indemnification, which could be substantial, would be based on a variety of complex, interrelated factors. The failure to reach a satisfactory resolution of any such matter could have a material adverse effect on our business, results of operations, financial condition, and supply relationships.

     Customer financing

     The following table provides information related to customer financing commitments as at:

	March 31,	December 31,
	2002	2001

Drawn and outstanding (a)	$418	$464
Undrawn commitments	1,551	1,611

Total customer financing	$1,969	$2,075

(a)	Net of provisions of $857 and $887 as at March 31, 2002, and December 31, 2001, respectively.

     We currently have customer financing commitments and balances outstanding in connection with the turnkey construction of new networks, particularly third generation, or 3G, wireless networks, and we may commit to provide additional funding in the future if such financings are strategic to our core business activities. Generally, customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing.

     We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether they reflect current market conditions, as well as the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Any misinterpretation or misunderstanding of these factors could result in losses in excess of our provisions. We also continue to restructure financings to minimize losses and reduce undrawn commitments where possible. In addition to being highly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing exposure.

     We have traditionally been able to place a large amount of our customer financing obligations with third-party lenders. However, our ability to place customer financing with third-party lenders has been significantly reduced due to, among other factors, recent economic downturns in various countries, adverse changes in the credit ratings of our customers, reduced demand for telecommunications financings in capital and bank markets, and our recent credit ratings downgrade. As a result, we are currently directly supporting, and expect to be required to support in the future, more of such commitments and outstanding balances of such customer financings. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund customer financings from working capital and conventional sources of external financing in the normal course. However, our customer financing commitments and balances outstanding may increase substantially as a result of us continuing to hold such customer financings.

     See “Forward-looking statements” for additional factors that may impact our customer financing arrangements.

   Discontinued operations

     At March 31, 2002, the remaining accruals totalled $258 and were related to certain future contractual obligations and estimated liabilities of the discontinued access solutions operations, and estimated operating losses during the planned period of disposition. Such accruals are expected to be substantially drawn down by cash payments, the impact of which is expected to be partially offset by cash inflows generated from the sale of certain assets over the planned period of disposition.

     For additional information related to discontinued operations, see “Discontinued operations” in note 4 to the accompanying unaudited consolidated financial statements.

   Sources of liquidity

     On April 12, 2000, Nortel Networks Limited and Nortel Networks Inc. entered into five-year syndicated credit agreements, which permit borrowings in an aggregate amount of up to $750. Effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended the 364-day syndicated credit agreements originally entered into on April 12, 2000 and subsequently amended on April 11, 2001. The April 8, 2002 amendments reduced the size of the 364-day committed facilities to $1,175 from $1,750 and extended the revolving term to April 7, 2003 with no additional term-out period thereafter. As a result, total borrowings currently permitted under these syndicated five-year and 364-day credit agreements are $1,925. The amended facilities maintain the financial covenant in the April 2001 facilities requiring Nortel Networks Limited’s minimum consolidated tangible net worth at any time to be not less than $1,888 and include higher pricing reflecting the current credit and bank environment. These agreements can be used for borrowings for general corporate purposes.

     Nortel Networks Limited and Nortel Networks Inc. also have 364-day credit agreements with certain banks which permit borrowings in an aggregate amount of up to $1,575 to December 13, 2002, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on the termination date of the credit agreements.

     The credit agreements for the $1,575 committed facilities noted above contain financial covenants that require (i) the maintenance of a minimum consolidated tangible net worth at the consolidated Nortel Networks Limited level, and (ii) the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds at the Nortel Networks Corporation level, which began in the first quarter of 2002. The minimum consolidated tangible net worth of Nortel Networks Limited required is $1,880. The consolidated EBITDA covenant requires that Nortel Networks Corporation achieve a cumulative EBITDA of negative $650 or better for the six months ended June 30, 2002. In addition, there are minimum EBITDA covenants in place for the remainder of fiscal year 2002 and the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the fiscal year 2002, and further improvements in the year thereafter. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit agreements is maintained.

     Any amounts subsequently drawn under all of Nortel Networks Limited and Nortel Networks Inc.’s existing credit agreements will be secured equally and ratably with all of our current outstanding public debt securities pursuant to the security documents which became effective following Moody’s Investors Services, Inc.’s downgrade of Nortel Networks Limited’s United States senior long-term debt rating below investment grade on April 4, 2002. The security is comprised of liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and pledges of shares in certain of Nortel Networks Limited’s other subsidiaries. In addition, certain of Nortel Networks Limited’s wholly owned subsidiaries have provided guarantees of Nortel Networks Limited’s obligations under these credit agreements. The security would be released when Nortel Networks Limited’s United States senior long-term debt ratings return to Baa2 (with a stable outlook) and BBB (with a stable outlook), as determined by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Service, respectively.

     The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due on September 1, 2008.

     For additional financial information related to those subsidiaries providing guarantees, see “Subsequent events” in note 13 of the accompanying unaudited consolidated financial statements.

     As at March 31, 2002, we were in compliance with the covenants of our credit agreements and had not drawn on any of the above-noted credit agreements. Refer to the discussion below regarding our debt ratings and see “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit agreements in the future.

     On May 13, 2002, Nortel Networks Corporation and Nortel Networks Limited announced their intention to file a shelf registration statement with the United States Securities and Exchange Commission and a preliminary base shelf prospectus with the applicable securities regulatory authorities in Canada. The May 13, 2002 shelf registration statement and the base shelf prospectus are intended to ultimately qualify for sale by Nortel Networks Corporation or Nortel Networks Limited, in the United States and/or Canada, up to an aggregate of $2,500 of various types of securities, under which Nortel Networks Limited may be able to offer for sale guaranteed debt securities. As a result, Nortel Networks Limited and its financing subsidiary also intend to withdraw an existing shelf registration statement filed with the United States Securities and Exchange Commission under which they were previously eligible to issue up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities.

     The total debt to total capitalization ratio of Nortel Networks was 36 percent at March 31, 2002, compared to 34 percent at December 31, 2001. The increase in the total debt to total capitalization ratio at March 31, 2002, compared to December 31, 2001, was due to the increase in our deficit as a result of the net losses for the three months ended March 31, 2002.

   Credit ratings

Rating on preferred
	Rating on long-term debt issued or	shares issued by Nortel
Rating agency	guaranteed by Nortel Networks Limited	Networks Limited	Last update

Standard & Poor’s Ratings Service	BB-	Global scale B	April 9, 2002

Moody’s Investor Services, Inc.	Ba3	B3	April 4, 2002

     The ratings remain on negative outlook by Moody’s and Standard & Poor’s. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, resulting in higher financing costs under our credit facilities and for other financings generally, and reduced access to the capital markets or our credit agreements. Our credit ratings also affect our ability, and the cost, to securitize receivables.

     See “Forward-looking statements” for effects of changes in respect of our debt ratings.

     During 2001, we took actions to strengthen our cash and liquidity positions and as of March 31, 2002, our primary source of liquidity is our current cash and cash equivalents. We believe this cash, together with cash flows from operations, will be sufficient to meet our working capital, capital expenditure, and investment requirements through the next 12 months, with potential funding under our credit facilities to address cash flow fluctuations within quarters. If our revenues and cash flows are materially lower than we expect, we may be required to further reduce capital expenditures and investments in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt, and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

     See “Forward-looking statements” for factors that may affect our revenues, cash flows and debt levels.

Legal proceedings

     Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum.

     A class action lawsuit was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

     On April 1, 2002, Nortel Networks Corporation filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS Uniphase shareholder class action complaints on the grounds that they failed to state a cause of action under United States federal securities laws. With respect to the JDS Uniphase shareholder class action complaint, Nortel Networks Corporation also moved to dismiss on the separate basis that JDS Uniphase shareholders lacked standing to sue Nortel Networks Corporation.

     A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan, or the Plan, at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation’s common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation’s common shares in the Plan. A motion to dismiss or, in the alternative, to transfer was filed on March 15, 2002. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation’s common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002.

     On February 12, 2001, Nortel Networks Inc., a subsidiary of Nortel Networks Limited, was served with a consolidated amended class action complaint that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) and two of its then current officers in the

United States District Court for the Eastern District of Texas (Marshall Division), or the District Court. This complaint alleges that Entrust, two officers of Entrust, and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks Corporation filed a motion to dismiss the first complaint. On July 31, 2001, the first complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint against the same defendants asserting claims substantively similar to those in the first complaint. On September 21, 2001, Nortel Networks Corporation filed a motion to dismiss this second complaint. The motion is currently under consideration by the District Court.

     On March 4, 1997, Bay Networks, Inc., a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California, or the Federal Court, and the California Superior Court, County of Santa Clara, or the California Court, against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims.

     In each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

     We are also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

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

     Nortel Networks has remedial activities under way at five of its facilities and seven previously occupied sites. An estimate of Nortel Networks anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in Nortel Networks environmental accruals in an approximate amount of $24.

     For a discussion of Environmental matters, see “Environmental matters” in note 17 to Nortel Networks Limited’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

     Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, and to streamline our operations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit non-core businesses;

•	the inherent uncertainties of using estimates and assumptions for asset valuations and in determining the amounts of liabilities and other items in our financial statements, and the impact of changes in accounting principles used to value assets;

•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the impact of acquired businesses and technologies;

•	increased price and product competition in the networking industry;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	variations in sales channels, product costs, and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to maintain appropriate inventory levels; and

•	the impact of our product development schedules, manufacturing capacity, and lead times required to produce our products.

     Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, which may result in a charge to net earnings (loss).

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

     There are trends and factors affecting the telecommunications industry, which are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in our credit rating, or the credit ratings of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of integrated networking solutions;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors, and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	governmental regulation or intervention affecting communications or data networking; and

•	the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services.

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

     Competition for certain key positions and specialized technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly key members of senior management and in our key areas of potential growth. A key factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The value of these opportunities may be adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

     In order to finance our business we have incurred, or have entered into credit facilities allowing for drawdowns of or announced our intention to file a shelf registration statement and base shelf prospectus for offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet certain covenants under our credit agreements, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

     In particular, certain of such credit agreements have been recently amended and now contain financial covenants that require the maintenance of a minimum consolidated tangible net worth and the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. The minimum required consolidated tangible net worth of Nortel Networks Limited is not less than $1,888 at any time. The consolidated EBITDA covenant requires that Nortel Networks Corporation achieve a cumulative EBITDA of negative $650 or better for the six months ended June 30, 2002. In addition, there are minimum EBITDA covenants in place for the remainder of fiscal year 2002 and the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the fiscal year 2002, and further improvements in the year thereafter. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit agreements is maintained. If we continue to incur net losses, we may be unable to comply with certain of our covenants under the credit agreements.

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

     Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are now below investment grade. These public debt ratings affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), and our ability to engage in asset-based financing. These public debt ratings also may negatively affect the cost to us and terms and conditions of debt and asset-based financings. Additionally, any negative developments regarding our cash flow, public debt ratings and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit agreements, could cause us to lose access to, and/or cause a default under certain of our credit facilities and adversely affect further the cost and terms and conditions of our debt and asset-based financings.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

     We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic, and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid, and efficient transport of large volumes of data traffic over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers and carriers. We also believe that such developments will give rise to the demand for Internet Protocol-, or IP-, optimized networking solutions, and third generation, or 3G, wireless networks. Internet Protocol is the predominant method by which data is sent from one computer to another on the Internet – a data message is divided into smaller packets which contain both the sender’s unique IP address and the receiver’s unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching – when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be “always on” because the networks are packet-based. We expect 3G networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

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

     A continued slowdown in capital spending by service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Many of our traditional customers have already begun to invest in data networking and/or are in the process of transitioning from voice-only networks to networks which include data traffic. However, as a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and are expected to continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by our customers. If the reduction of capital spending continues for a prolonged period and we continue to incur net losses as a result, we may be unable to comply with certain covenants under our credit agreements.

We have made, and may continue to make, strategic acquisitions in order to enhance our business. If we are not successful in operating or integrating these acquisitions, our business, results of operation, and financial condition may be materially and adversely affected.

     In the past, we acquired companies to enhance the expansion of our business and products. We may consider selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional strengths to help fulfill our vision of building the new, high-performance Internet. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include:

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

     The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products, and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. Hackers may attempt to disrupt or exploit our customers’ use of our technologies. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share, and customer relationships could be materially and adversely affected.

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

     We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before we realize returns on such investments, if any, and such investments may result in expenses growing at a faster rate than revenues. Furthermore, such projects and investments could be adversely affected by:

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

     The telecommunications industry has experienced the consolidation and rationalization of industry participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization/consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment/component suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the telecommunications market generally.

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

     The competitive environment in which we operate has required us in the past, and we expect may continue to require us in the future, to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. We may provide customer financing in the future for such customer requirements as turnkey construction of new networks, particularly for 3G wireless operators. If we do, we may be required to directly hold a significantly greater amount of such financings than in the past, when we were able to place a large amount of our customer financing obligations with third party lenders.

     We expect to continue to hold certain current and future customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, adverse capital market conditions, adverse changes in the credit ratings of our customers or ourselves, and reduced demand for telecommunications financing in capital and bank markets. In addition, risks generally associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. We may not be able to place any of our current or future customer financing obligations with third-party lenders on acceptable terms.

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

     Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced a substantial portion of our manufacturing capacity to contract manufacturers. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry, which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

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

     We are currently a defendant in numerous class actions and other lawsuits which seek damages of material and indeterminate amounts, as well as lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

Recent pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. We have not yet determined the effect that the adoption of SFAS 143 will have on our business, results of operations, and financial condition.

     For a discussion of recent pronouncements, see “Recent pronouncements” in note 12 to the accompanying unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II
OTHER INFORMATION

ITEM 1.    Legal Proceedings

     For a discussion of our material legal proceedings, see “Legal proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.    Exhibits and Reports on Form 8-K

a)	Exhibits:

10.1	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000, as further amended effective January 1, 2002.

10.2	First Half 2002 SUCCESS Bonus Plan Summary.

*10.3	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated January 18, 2002).

*10.4	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 4, 2002).

10.5	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits.

10.6	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent.

10.7	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent.

10.8	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JPMorgan Chase Bank, as Collateral Agent.

10.9	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent.

10.10	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as

*	Incorporated by reference.

Collateral Agent, (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and (c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent.

10.11	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent.

b)	Reports on Form 8-K:

Nortel Networks Limited filed a Current Report on Form 8-K dated January 18, 2002 related to: (i) a certain security agreement among Nortel Networks Limited, Nortel Networks Inc., certain other subsidiaries of Nortel Networks Limited, and JPMorgan Chase Bank, as Collateral Agent, related to the amended and restated credit agreements filed on the Current Report on Form 8-K dated December 26, 2001; and (ii) Nortel Networks Corporation’s financial results for the fourth quarter of 2001 and the year 2001.

Nortel Networks Limited filed a Current Report on Form 8-K dated February 4, 2002 related to a certain security agreement related to the amended and restated credit agreements filed on the Current Report on Form 8-K dated December 26, 2001.

Nortel Networks Limited filed a Current Report on Form 8-K dated February 12, 2002 related to: (i) the resignation of Nortel Networks Corporation’s and Nortel Networks Limited’s Chief Financial Officer; and (ii) a purported class action lawsuit filed on behalf of certain participants and beneficiaries of the Nortel Networks Long-Term Investment Plan.

Nortel Networks Limited filed a Current Report on Form 8-K dated February 12, 2002 related to “Part I – Item 1 – Business” of Nortel Networks Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Nortel Networks Limited filed a Current Report on Form 8-K/A dated February 12, 2002 related to amended management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, restated for discontinued operations, which it previously filed on the Current Report on Form 8-K dated November 6, 2001.

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

Nortel Networks Limited filed a Current Report on Form 8-K dated March 1, 2002 related to the announcement of a number of changes in the make-up of Nortel Networks Corporation’s and Nortel Networks Limited’s boards of directors, including the dissolution of the Office of the Chief Executive.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 4, 2002 related to a press release Nortel Networks Corporation issued in response to an announcement that Moody’s Investors Service, Inc. lowered ratings on securities issued or guaranteed by it and its principal operating subsidiaries to below investment grade.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 9, 2002 related to: (i) the announcement by Nortel Networks Corporation of the amendment and extension of the $1.75 billion April 2001 credit facilities, and the reduction of the facilities to $1.175, of its principal operating subsidiaries, Nortel Networks Limited and Nortel Networks Inc.; and (ii) an update by Nortel Networks Corporation on its first quarter of 2002 performance.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 22, 2002 related to Nortel Networks Corporation’s financial results for the first quarter of 2002.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 13, 2002 related to: (i) the filing of audited consolidated financial statements for the three years ended December 31, 2001 of Nortel Networks Limited and audited financial statements for the three years ended December 31, 2001 of Nortel Networks S.A. in accordance with Rule 3-10 and 3-16, respectively, of Regulation S-X under the Securities Act of 1933; (ii) the intended filing of a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission and a preliminary base shelf prospectus with the Canadian securities regulatory authorities for the purposes of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2.5 billion of various types of securities; (iii) the intended withdrawal by Nortel Networks Limited and Nortel Networks Capital Corporation, a wholly owned indirect finance subsidiary of Nortel Networks Limited, of their existing U.S. shelf registration statement currently pertaining to an aggregate of up to US$1.0 billion of debt securities and warrants to purchase debt securities; and (iv) the filing of certain information incorporated by reference into the Canadian preliminary base shelf prospectus, including historical consolidated financial statements of Nortel Networks Limited prepared in accordance with Canadian generally accepted accounting principles.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

“FRANK A. DUNN”	“D.C. BEATTY”
FRANK A. DUNN President, Chief Executive Officer, and Chief Financial Officer	D.C. BEATTY Controller

Date: May 13, 2002