Form 10-Q
period 2002-06-30
NORTEL NETWORKS LTD
filed 2002-08-13
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at July 31, 2002

1,460,978,635 common shares without nominal or par value

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

All dollar amounts in this document are in United States dollars unless otherwise stated.

BAY NETWORKS is a trademark of Nortel Networks.
CLARIFY is a trademark of Amdocs Software Systems Limited.
NORTEL NETWORKS, NT are trademarks of Nortel Networks.
QTERA is a trademark of Qtera Corporation.
S&P 500 is a trademark of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)

	Contents of Consolidated Financial Statements
		PAGE

	Consolidated Statements of Operations	4

	Consolidated Balance Sheets	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

NORTEL NETWORKS LIMITED
Consolidated Statements of Operations (unaudited)
(millions of U.S. dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$2,770	$4,571	$5,680	$10,260

Cost of revenues	1,870	4,206	4,099	8,081

Gross profit	900	365	1,581	2,179

Selling, general and administrative expense	764	1,603	1,504	2,911

Research and development expense	567	870	1,144	1,776

Amortization of intangibles

Acquired technology	6	203	11	406

Goodwill	—	679	—	1,361

Special charges	307	3,275	750	3,630

Gain on sale of businesses	—	—	(3)	—

Operating loss	(744)	(6,265)	(1,825)	(7,905)

Equity in net loss of associated companies	(10)	(116)	(14)	(132)

Other income (expense) – net	6	(44)	(8)	61

Interest expense

Long-term debt	(34)	(45)	(70)	(84)

Other	(9)	(44)	(21)	(62)

Loss from continuing operations before income taxes	(791)	(6,514)	(1,938)	(8,122)

Income tax benefit	222	1,133	584	1,390

Net loss from continuing operations	(569)	(5,381)	(1,354)	(6,732)

Net loss from discontinued operations – net of tax	—	(2,351)	—	(2,538)

Net loss before cumulative effect of accounting change	(569)	(7,732)	(1,354)	(9,270)

Cumulative effect of accounting change – net of tax of $9	—	—	—	15

Net loss	(569)	(7,732)	(1,354)	(9,255)

Dividends on preferred shares	(5)	(7)	(10)	(15)

Net loss applicable to common shares	$(574)	$(7,739)	$(1,364)	$(9,270)

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets (unaudited)
(millions of U.S. dollars)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets

Cash and cash equivalents	$4,122	$3,457

Accounts receivable (less provisions of $574 at June 30, 2002; $655 at December 31, 2001)	2,345	2,923

Inventories – net	1,449	1,563

Income taxes recoverable	55	790

Deferred income taxes – net	1,248	1,401

Other current assets	851	847

Current assets of discontinued operations	329	698

Total current assets	10,399	11,679

Long-term receivables (less provisions of $841 at June 30, 2002; $828 at December 31, 2001)	254	203

Investments at cost and associated companies at equity	233	263

Plant and equipment – net	1,997	2,459

Goodwill	2,283	2,283

Intangible assets – net	8	20

Deferred income taxes – net	2,506	2,106

Other assets	656	697

Long-term assets of discontinued operations	105	283

Total assets	$18,441	$19,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$340	$426

Trade and other accounts payable	1,857	2,248

Payroll and benefit-related liabilities	556	613

Other accrued liabilities	5,097	5,347

Income taxes payable	102	143

Long-term debt due within one year	325	384

Current liabilities of discontinued operations	135	384

Total current liabilities	8,412	9,545

Deferred income	123	153

Long-term debt	2,325	2,293

Deferred income taxes – net	515	477

Other liabilities	1,477	1,452

Minority interest in subsidiary companies	68	100

	12,920	14,020

Commitments and contingencies (notes 12 and 13)

SHAREHOLDERS’ EQUITY

Preferred shares, without par value – Authorized shares: unlimited; Issued and
outstanding shares: 30,000,000 at June 30, 2002 and December 31, 2001, respectively	536	536

Common shares, without par value – Authorized shares: unlimited; Issued and
outstanding shares: 1,460,978,635 at June 30, 2002 and 1,460,978,634 at December 31, 2001	2,111	2,111

Additional paid-in capital	19,606	18,797

Deficit	(15,871)	(14,507)

Accumulated other comprehensive loss	(861)	(964)

Total shareholders’ equity	5,521	5,973

Total liabilities and shareholders’ equity	$18,441	$19,993

See notes to unaudited consolidated financial statements.

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows (unaudited)
(millions of U.S. dollars)

	Six months ended
	June 30,
	2002	2001

Cash flows from (used in) operating activities Net loss from continuing operations	$(1,354)	$(6,732)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	304	2,096

Non-cash portion of special charges and related asset write downs	264	2,607

Equity in net earnings of associated companies	14	132

Tax benefit from stock options	—	34

Deferred income taxes	(206)	(936)

Other liabilities	(47)	(18)

Gain on sale of investments and businesses	(15)	(24)

Other – net	284	66

Change in operating assets and liabilities:

Accounts receivable	539	2,344

Inventories	114	1,208

Income taxes	694	(887)

Accounts payable and accrued liabilities	(725)	(580)

Other operating assets and liabilities	(44)	184

Net cash used in operating activities of continuing operations	(178)	(506)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(208)	(821)

Proceeds on disposals of plant and equipment	76	20

Increase in long-term receivables	(210)	(502)

Decrease in long-term receivables	105	92

Acquisitions of investments and businesses – net of cash acquired	(25)	(74)

Proceeds on sale of investments and businesses	38	64

Net cash used in investing activities of continuing operations	(224)	(1,221)

Cash flows from (used in) financing activities

Dividends on preferred shares	(10)	(15)

Increase (decrease) in notes payable – net	(77)	1,421

Proceeds from long-term debt	31	1,505

Repayments of long-term debt	(6)	(412)

Decrease in capital leases payable	(4)	(24)

Issuance of common share	800	—

Net cash from financing activities of continuing operations	734	2,475

Effect of foreign exchange rate changes on cash and cash equivalents	46	(17)

Net cash from continuing operations	378	731

Net cash from (used in) discontinued operations	287	(421)

Net increase in cash and cash equivalents	665	310

Cash and cash equivalents at beginning of period – net	3,457	1,567

Cash and cash equivalents at end of period – net	$4,122	$1,877

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

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months and six months ended June 30, 2002, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”) and Current Report on Form 8-K dated May 13, 2002, which includes certain supplemental financial disclosure and disclosure related to certain events that occurred subsequent to the filing of the original historical audited consolidated financial statements.

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

Nortel Networks adopted the provisions of SFAS 142 effective January 1, 2002. Nortel Networks completed the first of the required SFAS 142 transitional impairment tests during the second quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of January 1, 2002. Therefore the second step of the transitional impairment test under SFAS 142 was not required to be performed. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Acquired technology will continue to be amortized and carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

The following tables present the impact on net loss from both continuing and discontinued operations for the three months and six months ended June 30, 2002 and 2001, and for the years ended December 31, 2001, 2000, and 1999, of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 1999:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Reported results:

Net loss from continuing operations	$(569)	$(5,381)	$(1,354)	$(6,732)

Net loss from discontinued operations – net of tax	—	(2,351)	—	(2,538)

Cumulative effect of accounting change – net of tax of $9	—	—	—	15

Net loss — reported	$(569)	$(7,732)	$(1,354)	$(9,255)

Adjustments:

Amortization of goodwill from continuing operations – net of tax(a)	$—	$684	$—	$1,370

Amortization of goodwill from discontinued operations	—	59	—	121

Total net adjustments	$—	$743	$—	$1,491

Adjusted results:

Net loss from continuing operations	$(569)	$(4,697)	$(1,354)	$(5,362)

Net loss from discontinued operations – net of tax	—	(2,292)	—	(2,417)

Cumulative effect of accounting change – net of tax of $9	—	—	—	15

Net loss – adjusted	$(569)	$(6,989)	$(1,354)	$(7,764)

(a)	Includes goodwill amortization of equity accounted investments, net of tax of $2 and $5 for the three months and six months ended June 30, 2001, respectively.

The following historical financial information is provided in accordance with the SEC’s June 2002 announcement on SFAS 142 transition disclosures:

	Year ended December 31,
	2001	2000	1999

Reported results:

Net loss from continuing operations	$(11,555)	$(871)	$(230)

Net loss from discontinued operations – net of tax	(2,538)	(414)	(94)

Cumulative effect of accounting change – net of tax of $9	15	—	—

Net loss — reported	$(14,078)	$(1,285)	$(324)

Adjustments:

Amortization of goodwill from continuing operations – net of tax(a)	$2,091	$2,507	$1,178

Amortization of goodwill from discontinued operations	121	195	29

Total net adjustments	$2,212	$2,702	$1,207

Adjusted results:

Net earnings (loss) from continuing operations	$(9,464)	$1,636	$948

Net loss from discontinued operations – net of tax	(2,417)	(219)	(65)

Cumulative effect of accounting change – net of tax of $9	15	—	—

Net earnings (loss) – adjusted	$(11,866)	$1,417	$883

(a)	Includes goodwill amortization of equity accounted investments, net of tax of $5, $7 and nil for the years ended December 31, 2001, 2000 and 1999, respectively.

(b)	Impairment or disposal of long-lived assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business.

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

Nortel Networks adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the business, results of operations, and financial condition of Nortel Networks.

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

The results of discontinued operations for the three months and six months ended June 30, presented in the accompanying unaudited Consolidated Statements of Operations, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$70	$287	$138	$711

Loss from discontinued operations — net of tax(a)	$—	$(167)	$—	$(354)

Loss on disposal of operations — net of tax(b)	—	(2,184)	—	(2,184)

Net loss from discontinued operations — net of tax	$—	$(2,351)	$—	$(2,538)

(a)	Loss from discontinued operations was net of applicable income tax recovery of nil and $60 for the three months ended June 30, 2002 and 2001, respectively, and an income tax recovery of nil and $122 for the six months ended June 30, 2002 and 2001, respectively.

(b)	Loss on disposal of operations was net of applicable income tax recovery of $596 for the three months and six months ended June 30, 2001.

During the three months ended June 30, 2002, Arris Group Inc. (“Arris Group”) completed a secondary public offering of 15 million common shares held by Nortel Networks. Following the closing of the offering on June 25, 2002, Nortel Networks owned 22 million shares, or approximately 27 percent of Arris Group’s common shares. The cash proceeds received were $67 and a gain of approximately $15 was recorded as a result of this transaction, which is included in the estimated remaining provisions required for discontinued operations. During the three months ended March 31, 2002, Nortel Networks recorded a gain of approximately $13 due to the reduction of Nortel Networks ownership interest in Arris Group, received for Nortel Networks original interest in Arris, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

On April 21, 2002, Nortel Networks entered into an agreement with Aastra Technologies Limited to sell certain assets which were included in discontinued operations, associated with Nortel Networks prior acquisition of Aptis. The transaction was completed during the three months ended June 30, 2002. The consideration primarily consisted of approximately $16 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. Nortel Networks recorded a loss of approximately $43 on the transaction, which reduced the estimated provisions required for discontinued operations.

On March 5, 2002, Nortel Networks divested its approximately 46 percent ownership interest in Elastic Networks to Paradyne Networks, Inc. (“Paradyne”) in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel Networks recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provisions required for discontinued operations.

In connection with the decision to discontinue the access solutions operations on June 14, 2001, Nortel Networks recorded a pre-tax loss on disposal of the access solutions operations of $2,780 in the second quarter of 2001, which reflected the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflected: the write-off of goodwill associated with the acquisition of Promatory in the amount of $417; provisions for both short-term and long-term receivables of $600; a provision for inventories of $381; other asset write-offs totaling $151; future contractual obligations and estimated liabilities of $1,059; and estimated operating losses during the planned period of disposition of $172.

During the six months ended June 30, 2002, Nortel Networks has continued to actively wind down the access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business since June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Therefore, although disposal activities continue beyond the one-year period generally contemplated under APB 30, Nortel Networks continues to present the access solutions operations as discontinued operations in the Consolidated Financial Statements. Nortel Networks has disposed of or transitioned the ownership of certain operations, and operations not disposed of or so transitioned are expected to be closed. Nortel Networks now expects to complete this plan by the end of 2002 or early 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer issues, any applicable regulatory requirements, and business issues.

At June 30, 2002, the remaining accruals of $128 related to the above-noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition were included in current liabilities of discontinued operations. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be offset by proceeds from the sale of certain remaining assets to be disposed of.

The assets and liabilities of discontinued operations presented in the accompanying unaudited Consolidated Balance Sheets were as follows:

	June 30,	December 31,
	2002	2001

Accounts receivable – net	$25	$109

Inventories – net	—	66

Deferred income taxes	205	348

Other current assets	99	175

Total current assets of discontinued operations	329	698

Intangible assets – net	—	17

Other long-term assets	105	266

Total assets of discontinued operations	$434	$981

Current liabilities	$135	$384

Long-term liabilities (included in Other liabilities)	2	11

Total liabilities of discontinued operations	$137	$395

The net cash from (used in) discontinued operations for the six months ended June 30, 2002 and 2001, presented in the accompanying unaudited Consolidated Statements of Cash Flows, was as follows:

	2002	2001

Cash flows from (used in) discontinued operations

Operating activities	$207	$(316)

Investing activities	80	(105)

Net cash from (used in) discontinued operations	$287	$(421)

5.	Consolidated financial statement details

Consolidated balance sheets

The following tables provide details as at:

Inventories – net:

	June 30,	December 31,
	2002	2001

Raw materials	$574	$744

Work in process	460	576

Finished goods	415	243

Inventories – net(a)	$1,449	$1,563

(a)	Net of inventory provisions of $1,047 and $911 as at June 30, 2002 and December 31, 2001, respectively. Nortel Networks has also accrued in other accrued liabilities $268 and $565 at June 30, 2002 and December 31, 2001, respectively, for cancellation charges, for inventory in excess of future demand, and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Goodwill:

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 are as follows:

			Metro and
	Optical	Wireless	Enterprise
	Networks	Networks	Networks	Total

Balance as at January 1, 2002	$258	$21	$2,004	$2,283

Change	3	—	(3)	—

Balance as at June 30, 2002	$261	$21	$2,001	$2,283

Intangible assets – net:

	June 30,	December 31,
	2002	2001

Acquired technology	$5,201	$5,201

Less: accumulated amortization	(5,193)	(5,181)

Intangible assets – net	$8	$20

The remaining intangible assets — net will be fully amortized by the end of 2002.

Consolidated statements of cash flows

The following table provides details for the six months ended June 30:

Interest and income taxes paid (received):

	2002	2001

Interest paid	$101	$111

Income taxes paid (received)	$(1,237)	$386

6.	Special charges

Special charges were as follows:

	Provision	Special charges			2002		Provision
	Balance as at	Three months ended			Cumulative drawdowns		Balance as at
	December 31,	March 31,	June 30,				June 30,
	2001	2002	2002	Subtotal	Cash	Non-cash	2002

Workforce reduction	$393	$312	$117	$822	$(439)	$—	$383

Contract settlement
and lease costs	773	56	1	830	(186)	—	644

Plant and equipment
write downs	—	75	189	264	—	(264)	—

Other	31	—	—	31	(9)	—	22

Total	$1,197	$443	$307	$1,947	$(634)	$(264)	$1,049

Three months and six months ended June 30, 2002

For the three months and six months ended June 30, 2002, Nortel Networks recorded special charges of $307 and $750, respectively, related to restructuring costs associated with its work plan, which it began implementing in 2001 and continued into the second quarter of 2002, to streamline its operations and activities around its core markets and leadership strategies.

Workforce reduction charges of $117 and $429 for the three months and six months ended June 30, 2002, respectively, were related to the cost of severance and benefits associated with approximately 1,900 and 5,900 employees notified of termination, respectively, across all of Nortel Networks segments.

Contract settlement costs included negotiated settlements of approximately $1 and $57 for the three months and six months ended June 30, 2002, respectively, to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments.

As part of its review of financial results during the six months ended June 30, 2002, Nortel Networks performed assessments of certain plant and equipment assets, primarily in the Optical Networks segment, due to the current market conditions and the delay in the anticipated recovery of that segment. The conclusion of these assessments resulted in a write down of certain plant and equipment assets within the Optical Networks segment of approximately $189 during the three months ended June 30, 2002. These plant and equipment assets continue to be held and used, and were written down to estimated fair value based on market assessments. During the three months ended March 31, 2002, the plant and equipment write down included assets within the Optical Networks segment and within global operations, a function that supports all of Nortel Networks segments, totaling approximately $75.

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

Period from January 1, 2001 to June 30, 2002

Of the approximately 41,400 employees notified during the period from January 1, 2001 to June 30, 2002, approximately 15,200 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products, and approximately 26,200 were indirect sales, marketing, research and development, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks segments. As at June 30, 2002, the workforce reduction provision balance has been drawn down by cumulative cash payments of $1,403, resulting in an ending provision balance for workforce reduction of $383. The remaining provision is expected to be substantially drawn down by the second quarter of 2003.

In conjunction with the above noted workforce reduction, Nortel Networks identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $757. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Offsetting the total lease charge is approximately $479 in expected sublease revenue on leases that Nortel Networks cannot terminate. The reduction in expected sublease revenue of $27 in the three months ended June 30, 2002 was as a result of Nortel Networks ability to terminate certain leases early and at a discount to the originally anticipated lease costs associated with these leases. Nortel Networks expects to have subleased substantially all of these properties by the end of 2004. In addition, Nortel Networks wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $95, which is included in plant and equipment write downs, reflected the net realizable value based on market assessments for general purpose facilities.

Contract settlement costs included negotiated settlements of approximately $183, to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments. As at June 30, 2002, the provision balance for contract settlement and lease costs has been drawn down by cumulative cash payments of $296, resulting in an ending provision balance of $644. The remaining provision is now expected to be substantially drawn down by the end of 2006.

Plant and equipment write downs of approximately $459 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

In addition, as a result of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during 2001 and the first six months of 2002. The conclusion of these assessments resulted in write downs of certain plant and equipment assets totaling approximately $649, as summarized below.

Within the Optical Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required, or the carrying value of which was not recoverable from future cash flows, as a result of the industry and economic environment. As a result, Nortel Networks recorded charges totaling approximately $470 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment, other than equipment that it continues to hold and use, by the end of 2002. In 2001, Nortel Networks also wrote down the net carrying value of a specialized manufacturing facility within the Optical Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded charges totaling approximately $88 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the end of 2002.

7.	Income taxes

Nortel Networks effective tax benefit rate fluctuates from period to period primarily as a result of the impact of IPR&D expense, stock option compensation, goodwill write downs, certain non-tax deductible restructuring charges, and non-tax deductible goodwill amortization prior to January 1, 2002. Excluding these impacts as applicable, Nortel Networks effective tax benefit rate was 30.3 percent and 32.0 percent for the three months ended June 30, 2002 and 2001, respectively, and was 31.0 percent and 32.0 percent for the six months ended June 30, 2002 and 2001, respectively, and reflected changes in the geographic earnings (loss) mix.

Recently approved tax legislation in the United States extended the net operating loss carry-back period from two years to five years. As a result, during the three months ended March 31, 2002, Nortel Networks carried back available United States losses from 2001 and utilized approximately $700 of previously recognized deferred income tax assets.

Global investment tax credits of $29 and $10 for the three months ended June 30, 2002 and 2001, respectively, and $54 and $46 for the six months ended June 30, 2002 and 2001, respectively, have been incorporated into the income tax benefit.

8.	Related party transactions

Nortel Networks engages in certain transactions with Nortel Networks Corporation and directly owned subsidiaries of Nortel Networks Corporation. These transactions include cash borrowings between the parties in addition to funding activities pursuant to reciprocal credit agreements. As at June 30, 2002 and December 31, 2001, the balance included in trade and other accounts payable owing to Nortel Networks Corporation was $103 and $134, respectively, and to directly owned subsidiaries of Nortel Networks Corporation was $137 and $116, respectively.

9.	Common shares

On June 28, 2002, Nortel Networks issued 1 common share to Nortel Networks Corporation in exchange for cash consideration of $800. Nortel Networks Corporation, as the holder of all of Nortel Networks issued and outstanding common shares, approved a reduction in Nortel Networks legal stated capital for its common shares in the amount of $800.

10.	Comprehensive loss

The components of comprehensive loss, net of tax, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net loss	$(569)	$(7,732)	$(1,354)	$(9,255)

Other comprehensive income (loss):

Change in foreign currency translation adjustment(a)	140	41	91	(218)

Unrealized gain (loss) on investments – net(b)	(19)	14	(3)	(73)

Unrealized derivative gains (losses) on cash flow hedges – net(c)	14	17	15	(6)

Comprehensive loss	$(434)	$(7,660)	$(1,251)	$(9,552)

(a)	The change in the foreign currency translation adjustment is not adjusted for income taxes as it relates to indefinite investments in non-United States subsidiaries.

(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities are excluded from net loss and are included in comprehensive loss until they are realized.

(c)	Net derivative losses reclassified to selling, general and administrative expense were $8 and $14, respectively, during the three months and six months ended June 30, 2002, and nil and $5, respectively, during the three months and six months ended June 30, 2001. Nortel Networks estimates that $2 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next twelve months.

11.	Segmented information

General description

Nortel Networks operations are organized around three reportable segments; Metro and Enterprise Networks (“Metro and Enterprise”), Wireless Networks (“Wireless”), and Optical Networks (“Optical”, formerly named Optical Long-Haul Networks). Nortel Networks reportable segments are focused on providing seamless networking products and service capabilities across Metro and Enterprise, Wireless, and Optical. These product and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communication service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Metro and Enterprise includes data switching systems, routers, and aggregation products to deliver services via Internet Protocol (“IP”) and other protocol standards across local and wide area networks, voice over IP solutions for both greenfield and circuit to packet network transitions, and traditional voice circuit switching. Wireless includes wireless mobility switching and access products for voice and data communications that span most major global mobility standards. Optical includes long-haul optical transmission products designed to provide long-distance, high capacity dense wavelength division multiplexing transport, metro optical transmission products, traditional optical transmission systems that support most global transmission standards, optical switch platforms, and optical components for long distance optical networks.

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

Segments

During the three months ended June 30, 2002, management shifted the accountability for the metro optical portion of Metro and Enterprise to Optical. Consequently, financial information for these two segments has been reported on the new basis commencing in the three months ended June 30, 2002 and historical comparative financial information has been restated. The following tables set forth information by segments:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues

Metro and Enterprise	$1,222	$1,971	$2,576	$4,361

Wireless	1,123	1,616	2,259	3,161

Optical	404	744	809	2,298

Other	21	240	36	440

Total	$2,770	$4,571	$5,680	$10,260

Contribution margin

Metro and Enterprise	$175	$220	$353	$739

Wireless	241	(6)	485	173

Optical	(240)	(1,033)	(598)	(1,063)

Other	(40)	(419)	(163)	(581)

Total	136	(1,238)	77	(732)

Research and development expense	(567)	(870)	(1,144)	(1,776)

Amortization of acquired technology	(6)	(203)	(11)	(406)

Amortization of goodwill	—	(679)	—	(1,361)

Special charges	(307)	(3,275)	(750)	(3,630)

Gain on sale of businesses	—	—	3	—

Consolidated operating loss	$(744)	$(6,265)	$(1,825)	$(7,905)

12.	Commitments

Nortel Networks enters into bid and performance bonds related to various contracts, which generally have terms of less than two years. Potential payments due under these bonds are related to performance under the applicable contract. The total commercial commitments representing amounts available and undrawn was $1,250 at June 30, 2002. Due to the current general economic and industry environment, and Nortel Networks current credit ratings, the basis under which performance bonds are obtained has changed, resulting in (but not limited to) increased cash collateral requirements and/or increased fees in connection with obtaining new performance bonds. As at June 30, 2002, approximately $32 of cash and cash equivalents was restricted as cash collateral for certain performance bonds.

13.	Contingencies

Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. See note 16 for further information regarding lawsuits in the province of Ontario. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum.

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

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period of March 7, 2000 through December 21, 2000.

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

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The plaintiffs are appealing the dismissal of their class allegations.

Except as otherwise described herein or in note 16, in each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

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

14.	Credit facilities

Effective April 8, 2002, Nortel Networks and NNI amended and extended the 364-day revolving syndicated credit agreements originally entered into on April 12, 2000 and subsequently amended on April 11, 2001. The April 8, 2002 amendments reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750, extended the term to April 7, 2003 with no additional term-out period thereafter, maintained the financial covenant in the April 2001 facilities requiring Nortel Networks minimum consolidated tangible net worth to be not less than $1,888, and included higher pricing reflecting the then current credit and bank environment.

On June 27, 2002, Nortel Networks sold certain real estate in the United Kingdom, which resulted in a reduction, effective July 2, 2002, in the available commitments under the December 20, 2001 $1,575 credit facilities by approximately $57.

15.	Recent pronouncements

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

16.	Subsequent events

On July 17, 2002, a purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks Corporation, certain of its current and former officers and directors, and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described in the first paragraph of note 13. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Cdn.$5,000, plus punitive damages in the amount of Cdn.$1,000, prejudgment and postjudgment interest, and costs of the action. Nortel Networks Corporation and the named directors and officers of Nortel Networks Corporation intend to vigorously defend the Ontario Claim.

17.	Supplemental consolidating financial information

As a result of Nortel Networks current credit ratings, various liens, pledges, and guarantees are effective under certain credit and security agreements entered into by Nortel Networks and various of its subsidiaries. In addition, in accordance with the covenants in the trust indentures for all of Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at June 30, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks and NNI’s credit agreements by liens on substantially all of the assets of Nortel Networks and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries have guaranteed Nortel Networks obligations under the credit agreements and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges, or guarantees.

The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due September 1, 2008.

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations, and the consolidated total as at June 30, 2002 and December 31, 2001, and for the three months and six months ended June 30, 2002 and 2001.

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

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$848	$2,153	$663	$(894)	$2,770

Cost of revenues	769	1,396	599	(894)	1,870

Gross profit	79	757	64	—	900

Selling, general and administrative expense	101	499	164	—	764

Research and development expense	241	248	78	—	567

Amortization of acquired technology	—	6	—	—	6

Special charges	185	108	14	—	307

Operating loss	(448)	(104)	(192)	—	(744)

Equity in net loss of associated companies	(355)	(134)	(7)	486	(10)

Other income (expense) — net	34	(35)	7	—	6

Interest expense

Long-term debt	(27)	—	(7)	—	(34)

Other	(3)	(4)	(2)	—	(9)

Loss from continuing operations before income taxes	(799)	(277)	(201)	486	(791)

Income tax benefit (provision)	230	(16)	8	—	222

Net loss from continuing operations	(569)	(293)	(193)	486	(569)

Net loss from discontinued operations — net of tax	—	—	—	—	—

Net loss	(569)	(293)	(193)	486	(569)

Dividends on preferred shares	(5)	—	—	—	(5)

Net loss applicable to common shares	$(574)	$(293)	$(193)	$486	$(574)

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$1,198	$3,273	$1,516	$(1,416)	$4,571

Cost of revenues	1,287	2,848	1,487	(1,416)	4,206

Gross profit	(89)	425	29	—	365

Selling, general and administrative expense	93	1,246	264	—	1,603

Research and development expense	339	429	102	—	870

Amortization of intangibles

Acquired technology	—	203	—	—	203

Goodwill	4	458	217	—	679

Special charges	159	1,597	1,519	—	3,275

Loss (gain) on sale of businesses	—	(13)	13	—	—

Operating loss	(684)	(3,495)	(2,086)	—	(6,265)

Equity in net earnings (loss) of associated companies	(5,158)	(1,068)	2	6,108	(116)

Other income (expense) — net	14	(106)	48	—	(44)

Interest expense

Long-term debt	(39)	1	(7)	—	(45)

Other	(9)	(32)	(3)	—	(44)

Loss from continuing operations before income taxes	(5,876)	(4,700)	(2,046)	6,108	(6,514)

Income tax benefit	495	392	246	—	1,133

Net loss from continuing operations	(5,381)	(4,308)	(1,800)	6,108	(5,381)

Net loss from discontinued operations — net of tax	(2,351)	(1,528)	—	1,528	(2,351)

Net loss	(7,732)	(5,836)	(1,800)	7,636	(7,732)

Dividends on preferred shares	(7)	—	—	—	(7)

Net loss applicable to common shares	$(7,739)	$(5,836)	$(1,800)	$7,636	$(7,739)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$1,604	$4,191	$1,461	$(1,576)	$5,680

Cost of revenues	1,462	2,935	1,278	(1,576)	4,099

Gross profit	142	1,256	183	—	1,581

Selling, general and administrative expense	235	1,042	227	—	1,504

Research and development expense	438	551	155	—	1,144

Amortization of acquired technology	—	11	—	—	11

Special charges	263	334	153	—	750

Loss (gain) on sale of businesses	(1)	(3)	1	—	(3)

Operating loss	(793)	(679)	(353)	—	(1,825)

Equity in net loss of associated companies	(887)	(248)	(6)	1,127	(14)

Other income (expense) — net	34	(57)	15	—	(8)

Interest expense

Long-term debt	(56)	—	(14)	—	(70)

Other	(3)	(16)	(2)	—	(21)

Loss from continuing operations before income taxes	(1,705)	(1,000)	(360)	1,127	(1,938)

Income tax benefit	351	135	98	—	584

Net loss from continuing operations	(1,354)	(865)	(262)	1,127	(1,354)

Net loss from discontinued operations — net of tax	—	—	—	—	—

Net loss	(1,354)	(865)	(262)	1,127	(1,354)

Dividends on preferred shares	(10)	—	—	—	(10)

Net loss applicable to common shares	$(1,364)	$(865)	$(262)	$1,127	$(1,364)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$2,775	$7,783	$2,839	$(3,137)	$10,260

Cost of revenues	2,586	5,957	2,675	(3,137)	8,081

Gross profit	189	1,826	164	—	2,179

Selling, general and administrative expense	425	2,066	420	—	2,911

Research and development expense	(93)	1,692	177	—	1,776

Amortization of intangibles

Acquired technology	—	406	—	—	406

Goodwill	9	917	435	—	1,361

Special charges	245	1,847	1,538	—	3,630
Gain on sale of businesses	—	(13)	13	—	—

Operating loss	(397)	(5,089)	(2,419)	—	(7,905)

Equity in net earnings (loss) of associated companies	(6,693)	(1,290)	1	7,850	(132)

Other income (expense) — net	40	(31)	52	—	61

Interest expense

Long-term debt	(70)	1	(15)	—	(84)

Other	(19)	(36)	(7)	—	(62)

Loss from continuing operations before income taxes	(7,139)	(6,445)	(2,388)	7,850	(8,122)

Income tax benefit	407	688	295	—	1,390

Net loss from continuing operations	(6,732)	(5,757)	(2,093)	7,850	(6,732)

Net loss from discontinued operations — net of tax	(2,538)	(1,650)	—	1,650	(2,538)

Net loss before cumulative effect of accounting change	(9,270)	(7,407)	(2,093)	9,500	(9,270)

Cumulative effect of accounting change — net of tax of $9	15	—	—	—	15

Net loss	(9,255)	(7,407)	(2,093)	9,500	(9,255)

Dividends on preferred shares	(15)	—	—	—	(15)

Net loss applicable to common shares	$(9,270)	$(7,407)	$(2,093)	$9,500	$(9,270)

Supplemental Consolidating Balance Sheets as at June 30, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets

Cash and cash equivalents	$681	$2,514	$927	$—	$4,122

Accounts receivable — net	412	1,372	559	—	2,343

Intercompany accounts receivable	4,144	1,008	463	(5,613)	2

Inventories — net	742	449	258	—	1,449

Income taxes recoverable	—	55	—	—	55

Deferred income taxes — net	593	502	153	—	1,248

Other current assets	170	532	149	—	851

Current assets of discontinued operations	115	214	—	—	329

Total current assets	6,857	6,646	2,509	(5,613)	10,399

Long-term receivables — net	190	1,665	583	(2,184)	254

Investments at cost and associated companies at equity	2,071	(8,219)	148	6,233	233

Plant and equipment — net	473	1,197	327	—	1,997

Goodwill	33	2,131	119	—	2,283

Intangible assets — net	—	8	—	—	8

Deferred income taxes — net	640	1,745	121	—	2,506

Other assets	224	181	251	—	656

Long-term assets of discontinued operations	37	68	—	—	105

Total assets	$10,525	$5,422	$4,058	$(1,564)	$18,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$163	$175	$—	$340

Trade and other accounts payable	464	994	153	—	1,611

Intercompany accounts payable	112	3,572	2,175	(5,613)	246

Payroll and benefit-related liabilities	31	432	93	—	556

Other accrued liabilities	1,102	3,018	977	—	5,097

Income taxes payable	16	10	76	—	102

Long-term debt due within one year	311	11	3		325

Current liabilities of discontinued operations	47	88	—	—	135

Total current liabilities	2,085	8,288	3,652	(5,613)	8,412

Deferred income	1	119	3	—	123

Long-term debt	1,949	6	370	—	2,325

Deferred income taxes — net	350	158	7	—	515

Other liabilities	619	1,110	1,932	(2,184)	1,477

Minority interest in subsidiary companies	—	—	68	—	68

	5,004	9,681	6,032	(7,797)	12,920

SHAREHOLDERS’ EQUITY

Preferred shares	536	365	—	(365)	536

Common shares	2,111	5,391	772	(6,163)	2,111

Additional paid-in capital	19,606	1,545	3,870	(5,415)	19,606

Deficit	(15,871)	(12,517)	(6,481)	18,998	(15,871)

Accumulated other comprehensive income (loss)	(861)	957	(135)	(822)	(861)

Total shareholders’ equity	5,521	(4,259)	(1,974)	6,233	5,521

Total liabilities and shareholders’ equity	$10,525	$5,422	$4,058	$(1,564)	$18,441

Supplemental Consolidating Balance Sheets as at December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets

Cash and cash equivalents	$(41)	$2,340	$1,158	$—	$3,457

Accounts receivable — net	409	2,032	480	—	2,921

Intercompany accounts receivable	4,952	1,054	588	(6,592)	2

Inventories — net	810	511	242	—	1,563

Income taxes recoverable	343	442	5	—	790

Deferred income taxes — net	287	1,080	34	—	1,401

Other current assets	107	563	177	—	847

Current assets of discontinued operations	244	454	—	—	698

Total current assets	7,111	8,476	2,684	(6,592)	11,679

Long-term receivables — net	225	1,078	547	(1,647)	203

Investments at cost and associated companies at equity	2,543	(8,097)	516	5,301	263

Plant and equipment — net	705	1,353	401	—	2,459

Goodwill — net	31	2,117	135	—	2,283

Intangible assets — net	—	20	—	—	20

Deferred income taxes — net	436	1,578	92	—	2,106

Other assets	132	313	252	—	697

Long-term assets of discontinued operations	99	184	—	—	283

Total assets	$11,282	$7,022	$4,627	$(2,938)	$19,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$168	$256	$—	$426

Trade and other accounts payable	372	1,288	338	—	1,998

Intercompany accounts payable	163	3,471	3,208	(6,592)	250

Payroll and benefit-related liabilities	63	449	101	—	613

Other accrued liabilities	1,355	3,240	752	—	5,347

Income taxes payable	—	45	98	—	143

Long-term debt due within one year	313	63	8	—	384

Current liabilities of discontinued operations	134	250	—	—	384

Total current liabilities	2,402	8,974	4,761	(6,592)	9,545

Deferred income	3	143	7	—	153

Long-term debt	1,928	8	357	—	2,293

Deferred income taxes — net	360	100	17	—	477

Other liabilities	616	1,092	1,391	(1,647)	1,452

Minority interest in subsidiary companies	—	—	100	—	100

	5,309	10,317	6,633	(8,239)	14,020

SHAREHOLDERS’ EQUITY

Preferred shares	536	365	—	(365)	536

Common shares	2,111	950	386	(1,336)	2,111

Additional paid-in capital	18,797	6,043	4,204	(10,247)	18,797

Deficit	(14,507)	(11,605)	(6,509)	18,114	(14,507)

Accumulated other comprehensive income (loss)	(964)	952	(87)	(865)	(964)

Total shareholders’ equity	5,973	(3,295)	(2,006)	5,301	5,973

Total liabilities and shareholders’ equity	$11,282	$7,022	$4,627	$(2,938)	$19,993

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from (used in) operating activities

Net loss from continuing operations	$(1,354)	$(865)	$(262)	$1,127	$(1,354)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	47	238	19	—	304

Non-cash portion of special charges and related asset write downs	155	101	8	—	264

Equity in net loss of associated companies	887	248	6	(1,127)	14

Deferred income taxes	(518)	470	(158)		(206)

Other liabilities	(14)	(33)	—	—	(47)

Gain on sale of investments and businesses	(10)	(5)	—	—	(15)

Other — net	25	153	106	—	284

Change in operating assets and liabilities:

Accounts receivable	(65)	606	(2)	—	539

Inventories	68	62	(16)	—	114

Income taxes	359	352	(17)	—	694

Accounts payable and accrued liabilities	(198)	(562)	35	—	(725)

Other operating assets and liabilities	11	(24)	(31)	—	(44)

Intercompany activities	348	(606)	258	—	—

Net cash from (used in) operating activities	(259)	135	(54)	—	(178)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(15)	(174)	(19)	—	(208)

Proceeds on disposals of plant and equipment	—	76	—	—	76

Increase in long-term receivables	64	(152)	(122)	—	(210)

Decrease in long-term receivables	18	83	4	—	105

Acquisitions of investments and businesses — net of cash acquired	(3)	(22)	—	—	(25)

Proceeds on sale of investments and businesses	20	18	—	—	38

Net cash from (used in) investing activities	84	(171)	(137)	—	(224)

Cash flows from (used in) financing activities

Dividends on preferred shares	(10)	—	—	—	(10)

Increase (decrease) in notes payable — net	—	1	(78)	—	(77)

Proceeds from long-term debt	—	—	31	—	31

Repayments of long-term debt	—	(3)	(3)	—	(6)

Decrease in capital leases payable	(1)	(3)	—	—	(4)

Issuance of common share	800	—	—	—	800

Net cash from (used in) financing activities	789	(5)	(50)	—	734

Effect of foreign exchange rate changes on cash and cash equivalents	8	28	10	—	46

Net cash from (used in) continuing operations	622	(13)	(231)	—	378

Net cash from discontinued operations	100	187	—	—	287

Net increase (decrease) in cash and cash equivalents	722	174	(231)	—	665

Cash and cash equivalents at beginning of period — net	(41)	2,340	1,158	—	3,457

Cash and cash equivalents at end of period — net	$681	$2,514	$927	$—	$4,122

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from (used in) operating activities

Net loss from continuing operations	$(6,732)	$(5,757)	$(2,093)	$7,850	$(6,732)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	108	1,516	472	—	2,096

Non-cash portion of special charges and related asset write downs	42	1,136	1,429	—	2,607

Equity in net earnings (loss) of associated companies	6,693	1,290	(1)	(7,850)	132

Tax benefit from stock options	34	—	—	—	34

Deferred income taxes	(798)	(200)	62	—	(936)

Other liabilities	(52)	60	(26)		(18)

Gain on sale of investments and businesses	—	(24)	—	—	(24)

Other – net	78	272	(284)	—	66

Change in operating assets and liabilities:

Accounts receivable	183	2,045	116	—	2,344

Inventories	239	785	184	—	1,208

Income taxes	(63)	(708)	(116)	—	(887)

Accounts payable and accrued liabilities	(556)	9	(33)	—	(580)

Other operating assets and liabilities	232	(19)	(29)	—	184

Intercompany activities	(434)	(75)	509	—	—

Net cash from (used in) operating activities	(1,026)	330	190	—	(506)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(260)	(494)	(67)	—	(821)

Proceeds on disposals of plant and equipment	20	—	—	—	20

Increase in long-term receivables	(169)	(402)	69	—	(502)

Decrease in long-term receivables	57	24	11	—	92

Acquisitions of investments and businesses – net of cash acquired	(12)	(62)	—	—	(74)

Proceeds on sale of investments and businesses	—	31	33	—	64

Net cash from (used in) investing activities	(364)	(903)	46	—	(1,221)

Cash flows from (used in) financing activities

Dividends on preferred shares	(15)	—	—	—	(15)

Increase in notes payable – net	294	1,053	74	—	1,421

Proceeds from long-term debt	1,500	5	—	—	1,505

Repayments of long-term debt	(250)	(5)	(157)	—	(412)

Decrease in capital leases payable	(3)	(14)	(7)	—	(24)

Net cash from (used in) financing activities	1,526	1,039	(90)	—	2,475

Effect of foreign exchange rate changes on cash and cash equivalents	1	(11)	(7)	—	(17)

Net cash from continuing operations	137	455	139	—	731

Net cash used in discontinued operations	(149)	(272)	—	—	(421)

Net increase (decrease) in cash and cash equivalents	(12)	183	139	—	310

Cash and cash equivalents at beginning of period – net	(73)	1,020	620	—	1,567

Cash and cash equivalents at end of period – net	$(85)	$1,203	$759	$—	$1,877

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the accompanying unaudited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section provides additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under “Forward-looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

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

         Our operations are focused on providing seamless networking products and service capabilities across three core business areas and three segments: Metro and Enterprise Networks; Wireless Networks; and Optical Networks (formerly named Optical Long-Haul Networks). These products and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communications service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

         Our Metro and Enterprise Networks segment includes a range of Optical Ethernet solutions, Ethernet switching solutions, packet switching and routing solutions, such as data switching systems, aggregation products, virtual private network gateways, and routers, and circuit to packet network solutions, such as enterprise telephone systems, digital switching systems, business solutions and applications, and network management software, together with related professional services. Our Wireless Networks segment solutions support the Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GSM, General Packet Radio Standard, or GPRS, and Universal Mobile Telecommunications Systems, or UMTS, standards, to enable end users to be mobile while they send and receive voice and data communications using a wireless device, and include radio access network equipment, key network elements of which are base station transceivers and base station controllers, core network equipment, key network elements of which are mobile switching centers and home location registers, and related professional services. Our Optical Networks segment includes optical long-haul networking solutions as well as metro optical solutions. Optical long-haul networking solutions are designed to provide long-distance, high-capacity transport and switching of data, voice, and multimedia communications signals for operators of land-based and submarine communications networks, including Dense Wave Division Multiplexing, or DWDM, solutions, synchronous optical transmission systems that support most global transmission standards, optical switching solutions, and network management software, optical components for long-distance optical networks, and related engineering, installation, and support services. The metro optical portion of the segment includes solutions designed to transport data, voice, and multimedia communications between locations within a city or between cities of close range by transmitting communication signals in the form of light particles/waves through fiber optic cables.

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

Developments in 2002

   Filing of shelf registration statement and base shelf prospectus

         In the three months ended June 30, 2002, Nortel Networks Corporation and Nortel Networks Limited filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2,500 of various types of securities. On June 12, 2002, Nortel Networks Corporation utilized approximately $1,700 of the $2,500 in connection with two concurrent equity offerings. On June 28, 2002, Nortel Networks Corporation contributed approximately $800 of the proceeds from the equity offerings to Nortel Networks Limited in return for one common share.

         See “Liquidity and capital resources” for additional information.

   Optical Networks

         On May 29, 2002, Nortel Networks Corporation announced plans to further realign its Optical Networks business, including optical components, due to the current market conditions given that we do not expect a meaningful recovery in the long-haul optical market before late 2003 or early 2004. The plan includes the potential sale and/or resizing of the optical components business.

   Restructuring

         In the three months ended June 30, 2002, we recorded special charges of $307, primarily comprised of a $189 charge related to plant and equipment write downs and a $117 charge related to workforce reduction. The approximately $189 write down of plant and equipment within the Optical Networks segment resulted from our assessment of certain plant and equipment assets as part of our review of financial results during the three months ended June 30, 2002. The workforce reduction charges of $117 for the three months ended June 30, 2002, were related to the cost of severance and benefits associated with approximately 1,900 employees notified of termination during the period.

         In the three months ended March 31, 2002, we recorded special charges of $443, primarily related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination during the period.

         As of June 30, 2002, our workforce numbered approximately 44,700. Following the completion of remaining reductions, primarily related to the realignment of the Optical Networks segment, and previously announced European work council activities, we expect to have a workforce of approximately 42,000. We will continue to actively review our cost structure to reduce or redirect costs that are not warranted. Additional charges will be required in 2002 related to remaining announced workforce reductions and related charges, and the restructuring of the Optical Networks segment.

         See “Special charges” for additional information.

   Credit facilities

         On April 10, 2002, Nortel Networks Corporation announced that, effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended their April 2001 364-day revolving syndicated credit facilities to April 7, 2003 with no additional term-out period thereafter. The amendment reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750. The amended facilities maintained the financial covenant in the April 2001 facilities requiring Nortel Networks Limited’s minimum consolidated tangible net worth to be not less than $1,888 and included higher pricing reflecting the then current credit and bank environment. As a result, total borrowings permitted under the syndicated April 2002 364-day credit agreements and the existing April 2000 five-year credit agreements are $1,925.

         On June 27, 2002, we sold certain real estate in the United Kingdom, which resulted in a reduction, effective July 2, 2002, in available commitments under Nortel Networks Limited’s and Nortel Networks Inc.’s December 20, 2001 credit facilities from $1,575 to $1,518.

         See “Liquidity and capital resources” for additional details on our credit agreements.

   Debt rating downgrades

         On April 4, 2002, Moody’s Investors Services, Inc. lowered Nortel Networks Limited’s United States senior long-term debt rating below investment grade to Ba3. On April 9, 2002, Standard & Poor’s Ratings Service also lowered their credit rating for Nortel Networks Limited below investment grade to BB-. As a result, various liens, pledges, and guarantees became effective under certain credit and security agreements entered into by Nortel Networks Limited and various of its subsidiaries. In accordance with the covenants in the trust indentures for all of our current consolidated public debt securities, which represent substantially all of our consolidated long-term debt at June 30, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks Limited and Nortel Networks Inc.’s credit agreements by liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks Limited’s other subsidiaries. In addition, certain of Nortel Networks Limited’s wholly owned subsidiaries have guaranteed Nortel Networks Limited’s obligations under the credit agreements and outstanding public debt securities.

         The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due on September 1, 2008.

         For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 17 of the accompanying unaudited consolidated financial statements. For additional financial information related to the three years ended December 31, 2001, see our Current Report on Form 8-K dated May 13, 2002.

         In addition, see “Liquidity and capital resources” for additional details on our credit ratings and the granting of security under our credit agreements.

Results of operations — continuing operations

Revenues

   Segment revenues

         During the three months ended June 30, 2002, we shifted the accountability for the metro optical portion of the Metro and Enterprise Networks segment into the Optical Networks segment (formerly named the Optical Long-haul Networks segment). All reported and historical information has been restated to reflect this realignment.

         The following table sets forth revenues by segment for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	$ Change	% Change	2001	2002	$ Change	% Change

Metro and Enterprise	$1,971	$1,222	$(749)	(38.0)	$4,361	$2,576	$(1,785)	(40.9)

Wireless	1,616	1,123	(493)	(30.5)	3,161	2,259	(902)	(28.5)

Optical	744	404	(340)	(45.7)	2,298	809	(1,489)	(64.8)

Other(a)	240	21	(219)	(91.3)	440	36	(404)	(91.8)

Consolidated	$4,571	$2,770	$(1,801)	(39.4)	$10,260	$5,680	$(4,580)	(44.6)

(a)	“Other” represents miscellaneous business activities and corporate functions.

   Geographic revenues

         The following table sets forth revenues by geographic region for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	$ Change	% Change	2001	2002	$ Change	% Change

External revenues(a)

United States	$2,225	$1,511	$(714)	(32.1)	5,031	2,944	(2,087)	(41.5)

Canada	207	177	(30)	(14.5)	518	367	(151)	(29.2)

Other countries	2,139	1,082	(1,057)	(49.4)	4,711	2,369	(2,342)	(49.7)

Consolidated	$4,571	$2,770	$(1,801)	(39.4)	$10,260	$5,680	$(4,580)	(44.6)

(a)	Revenues are attributable to geographic areas based on the location of the customer.

   Consolidated

         In 2001, the telecommunications industry, or the industry, underwent a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as service providers focused on maximizing their return on invested capital and, as a result, our revenues declined sequentially during 2001. In the first six months of 2002, we have continued to see constraints on capital expenditures by industry participants. As a result, for the three months and six months ended June 30, 2002, our consolidated revenues declined substantially compared to the same periods in 2001. The substantial declines were due to a change in our customers’ focus from building new networks to conserving capital and/or increasing the capacity utilization rates and efficiency of existing networks, and reducing costs. Our consolidated revenues for the three months ended June 30, 2002 were down slightly compared to the three months ended March 31, 2002. We expect that the severe lack of available funding from the capital markets, high debt levels of many service providers, bankruptcies and financial difficulties of certain service providers, excess network assets, excess and shared bandwidth capacity, and the compounding impact of economic concerns will continue to constrain capital spending by service providers in 2003. As a result, we expect that overall capital expenditures in the industry during 2003 will decline compared to the expected amount for the full year 2002. However, it is difficult to predict the duration or severity of this industry adjustment, as growth in industry spending is not expected to occur until economic and financial concerns have subsided and the anticipated rationalization of the industry is well underway. Market visibility remains limited and we do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

         The substantial decline in revenues for the three months and six months ended June 30, 2002 compared to the same periods in 2001 was the result of considerable declines across all segments. The modest decline in revenues in the three months ended June 30, 2002 compared to the three months ended March 31, 2002 was primarily due to a decline in Metro and Enterprise Networks and flat revenues in both our Wireless Networks and Optical Networks segments.

         The substantial decline in revenues in the three months ended June 30, 2002 compared to the same period in 2001 was due to considerable declines in the United States, Europe, the Asia Pacific region, and the Caribbean and Latin America region, and a significant decline in Canada. The substantial decline in revenues in the six months ended June 30, 2002 compared to the same period in 2001 was due to considerable declines across all geographic regions. Compared to the three months ended March 31, 2002, revenues declined significantly in Europe, substantially in the Caribbean and Latin America region, and declined in the Asia Pacific region and Canada, partially offset by an increase in the United States.

   Metro and Enterprise Networks

         The following chart sets forth quarterly revenues for the Metro and Enterprise Networks segment:

         The Metro and Enterprise Networks segment serves both service provider customers as well as enterprise customers. Our service provider customers include local and long-distance telephone companies, Internet service providers, and other communications service providers. Our enterprise customers include large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

         The substantial decline in revenues in the three months and six months ended June 30, 2002 compared to the same periods in 2001 was due to substantial declines in all portions of this segment except for packet switching and routing in the three months ended June 30, 2002, which declined significantly compared to the same period in 2001. The substantial decrease in sales of the circuit to packet voice networks portion of this segment was primarily the result of continued reduced demand in the local exchange and interexchange carrier markets due to the significant adjustment in the industry, continued industry consolidation, continued tightened capital markets, and the decline in traditional circuit switching. The significant and considerable declines in sales of the packet switching and routing portion of this segment in the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001 were primarily due to a decline in demand for mature products in this portion of the segment, compounded by the ongoing industry adjustment as our service provider customers continue to reduce capital expenditures and our enterprise customers continue to delay the purchase of next generation products due to overall economic and technology evolution uncertainty. Circuit network voice solutions continue to form a majority of the overall sales for the circuit to packet voice networks portion of this segment. As data, voice, and multimedia communications technologies continue to converge, and service providers, as well as enterprises, look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs, we anticipate that communications networks will use packet-based technologies. However, the timing of this progression in the short term is unclear as a result of the continuing industry adjustment. The substantial decline in overall segment revenues in the three months and six months ended June 30, 2002 compared to the same periods in 2001 was due to considerable declines across all geographic regions.

         Overall Metro and Enterprise Networks segment revenues for the three months ended June 30, 2002 declined compared to the three months ended March 31, 2002, primarily due to a decrease in demand for traditional circuit switching and a significant decline in demand for the packet switching and routing portion of this segment. A substantial decline in the Caribbean and Latin America region, a significant decline in Europe, and modest decreases in the United States and Canada were partially offset by a substantial increase in the Asia Pacific region.

   Wireless Networks

         The following chart sets forth quarterly revenues for the Wireless Networks segment:

         The substantial decline in revenues in the three months and six months ended June 30, 2002 compared to the same periods in 2001 was primarily due to strong revenues in the first half of 2001 driven by growth in the United States and the Asia Pacific region, as major customers completed the network expansion programs they began in 2000. Wireless Networks segment revenues began to decline in the second half of 2001, and have continued to decline into 2002, as a result of deterioration in wireless service providers’ financial condition, slowing subscriber growth and competition for end user customers by service providers which has resulted in the decision of many wireless service providers to delay capital expenditures. The substantial decrease in overall segment revenues during the three months ended June 30, 2002 compared to the same period in 2001 was primarily due to substantial decreases in the Asia Pacific region and Europe, and a significant decline in the United States, partially offset by a substantial increase in Canada. The substantial decrease in overall segment revenues during the six months ended June 30, 2002 compared to the same period in 2001 was due to substantial decreases in the Asia Pacific region, the United States, Europe, and the Caribbean and Latin American region, partially offset by a considerable increase in Canada.

         Overall Wireless Networks segment revenues for the three months ended June 30, 2002 continue to be primarily generated by sales of Code Division Multiple Access, or CDMA, and Global System for Mobile communications, or GSM, technologies. Compared to the three months ended June 30, 2001, CDMA revenues have increased as a percentage of total revenues, Universal Mobile Telecommunications System, or UMTS, revenues have increased significantly as a percentage of revenues, and GSM revenues have remained relatively flat, offset by a substantial decrease in Time Division Multiple Access, or TDMA, revenues as a percentage of total revenues. CDMA and UMTS technology sales are expected to continue to represent a larger proportion of our total Wireless Networks segment revenues as third generation, or 3G, technologies gain a greater foothold in the market due to increased wireless data traffic and requirements for greater wireless spectrum efficiency. GSM sales will slow and are expected to transition to GPRS and Edge 2.5G technologies and TDMA sales are expected to decline.

         As with the rest of the industry, our wireless customers are experiencing significant pressure and are adapting to a new, more stringent spending environment. We anticipate a slight decline in global capital expenditures for wireless operators in 2003, compared to 2002, but cannot predict the complete impact. We also expect there may be consolidation in this marketplace, including a reduction in the number of service providers in certain regions due to competition and/or adjustments in deployment plans and schedules. In addition, the timing of changes in revenues from the different wireless technologies has become increasingly difficult to predict as a result of the complexities and potential for delays in the implementation of 3G network deployments. All of these factors could affect Wireless Networks segment revenues.

         Overall Wireless Networks segment revenues for the three months ended June 30, 2002 were essentially flat compared to the three months ended March 31, 2002, primarily due to a substantial decline in the Asia Pacific region and a significant decline in Canada, partially offset by a significant increase in the United States and an increase in the Caribbean and Latin America region.

   Optical Networks

         The following chart sets forth quarterly revenues for the Optical Networks segment:

         The substantial decline in revenues in three months and six months ended June 30, 2002 compared to the same periods in 2001 was primarily the result of substantial reductions in capital spending, mainly by our major United States and European customers.

         The optical long-haul networks portion of our Optical Networks segment revenues in the first quarter of 2001 reflected the then in-process network build-outs that had begun in 2000. However, when the industry began experiencing the significant adjustment and the capital markets tightened, our customers reduced their purchases sharply as they focused on reducing existing inventory levels to complete existing network build-outs and on improving the efficiency of existing networks. Our major customers in this portion of the segment are focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks, and we expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation, and cost reduction in the near term. We expect that customers in this portion of the segment will continue to focus on route by route activities, adding channels to existing networks, and interconnect and bandwidth issues in the short term, while building out networks for increased bandwidth will remain longer term projects. Sales in this portion of the segment are primarily based on network build-outs and, as such, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, volatility in this portion of the segment typically results in a corresponding increase or decline in overall optical long-haul networks sales as almost all products within this portion of the segment are generally affected in the same manner. Industry consolidation also contributed to the reduction in service provider capital spending during 2001 and the first half of 2002. The considerable decline in the optical long-haul networks portion of the segment during the three months and six months ended June 30, 2002, compared to the same periods in 2001, is due to continued capital spending constraints and, to a lesser extent, the large redeployment of assets that has occurred in this segment of the industry in 2001 primarily due to significant excess inventories, which has resulted in significant pricing pressures throughout 2001 and the first half of 2002.

         Sales in the metro optical portion of the segment are primarily driven by demand for enterprise connectivity and storage solutions. The substantial decline in sales of the metro optical portion of the segment for the three months and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to a decline in demand for mature products in this portion of the segment, compounded by the ongoing industry adjustment as customers continue to focus on optimizing existing networks, which has delayed the deployment of next generation products. Sales in the metro optical portion of the segment increased as a percentage of total Optical Networks segment sales for the six months ended June 30, 2002, compared to the same period in 2001.

         Due to the severe reduction, in number and size, of new long-haul network build-outs during 2001 and the first half of 2002 and due to the nature of the long-haul portion of this segment, we do not expect a meaningful recovery in the optical long-haul market before late 2003 or early 2004 and we expect that it will be one of the last to recover from the significant adjustment in the industry. However, we do anticipate that revenues of the metro optical portion of the segment will continue to increase as a percentage of total Optical Networks segment sales.

         The substantial decline in Optical Networks segment revenues for the three months ended June 30, 2002, compared to the same period in 2001, was due to substantial declines in Europe, the Asia Pacific region, the Caribbean and Latin

America region, and the United States, partially offset by a substantial increase in Canada. The substantial decline in Optical Networks segment revenues for the six months ended June 30, 2002, compared to the same period in 2001, was due to considerable declines in the United States, Europe, the Asia Pacific region, and the Caribbean and Latin America region, and a significant decline in Canada.

         Overall Optical Networks segment revenues were flat for the three months ended June 30, 2002 compared to the three months ended March 31, 2002, primarily due to a decline in demand for the optical long-haul networks portion of the segment, partially offset by a significant increase in demand for the metro optical portion of the segment. The flat revenues were primarily due to substantial increases in the United States and Canada, and a modest increase in the Asia Pacific region, more than offset by considerable decreases in Europe and the Caribbean and Latin America region.

Gross profit and gross margin

         The following table sets forth gross profit and gross margin for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	Change	% Change	2001	2002	Change	% Change

Gross profit	$365	$900	$535	146.6	$2,179	$1,581	$(598)	(27.4)

Gross margin	8.0%	32.5%	24.5	306.3	21.2%	27.8%	6.6	31.1

         The considerable increase in gross margin for the three months ended June 30, 2002 compared to the same period in 2001 was primarily due to approximately $750 of incremental charges related to increased inventory provisions and contract and customer settlements in the three months ended June 30, 2001. Excluding these incremental charges, gross margin would have been approximately 24.4 percent for the three months ended June 30, 2001, which is also considerably lower than the gross margin for the three months ended June 30, 2002, due to our now lower cost structure in relation to our revenue volume and more favourable supplier pricing in 2002, offset by continuing pricing pressures throughout the industry.

         The substantial increase in gross margin for the six months ended June 30, 2002 compared to the same period in 2001 was primarily due to approximately $750 of incremental charges related to increased inventory provisions and contract and customer settlements in the three months ended June 30, 2001, partially offset by $200 of incremental inventory provisions primarily related to negotiations with all of our major suppliers in the three months ended March 31, 2002. Excluding these incremental charges, gross margin for the six months ended June 30, 2002 and 2001 would have been approximately 31.4 percent and 28.5 percent, respectively, which represents a significant increase in gross margin for the period, due to the sequential improvements in our cost structure as we have reduced capacity in relation to our revenue volume during the six months ended June 30, 2002.

         While we cannot predict to what extent changes in product mix and pricing pressures will have on our gross margin, we have begun to see the affects of our work plan to create a cost structure that is more reflective of the current industry and economic environment. We expect that gross margin will continue to trend in the mid to high thirty percent range for the remainder of 2002 and will be substantially higher for the full year 2002 compared to the full year 2001.

         See “Forward-looking statements” for factors that may affect our gross margins.

Operating expenses

   Selling, general and administrative expense

         The following table sets forth selling, general and administrative, or SG&A, expense and SG&A expense as a percentage of revenues for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	$ Change	% Change	2001	2002	$ Change	% Change

SG&A expense	$1,603	$764	$(839)	(52.3)	$2,911	$1,504	$(1,407)	(48.3)

As a % of revenues	35.1%	27.6%	N/A	N/A	28.4%	26.5%	N/A	N/A

         SG&A expense declined substantially in the three months and six months ended June 30, 2002 compared to the same periods in 2001, reflecting the impact of our work plan which began in 2001. SG&A expense increased slightly compared to the three months ended March 31, 2002, primarily due to an incremental charge of approximately $100 in the three months ended June 30, 2002 for potentially uncollectible trade receivables, partially offset by decreases reflecting our lower cost structure. Excluding the incremental charge of approximately $100, SG&A was approximately $664, resulting in a sequential improvement of $76, which primarily reflects the impact of workforce reductions, which in turn has also resulted in a reduction in other related costs such as information services and real estate. We expect that quarterly SG&A expense will decline to a level below $650 over the next few quarters.

Research and development expense

         The following table sets forth research and development, or R&D, expense and R&D expense as a percentage of revenues for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	$ Change	% Change	2001	2002	$ Change	% Change

R&D expense	$870	$567	$(303)	(34.8)	$1,776	$1,144	$(632)	(35.6)

As a % of revenues	19.0%	20.5%	N/A	N/A	17.3%	20.1%	N/A	N/A

         R&D expense decreased substantially in the three months and six months ended June 30, 2002 compared to the same periods in 2001, reflecting the impact of initiatives undertaken by us to focus our spending on key potential growth areas. R&D expense represented our planned investment in our next generation core products across all segments. R&D expense, in absolute dollars, will decline substantially for the full year 2002, compared to the full year 2001, as we improve process efficiencies. R&D expense was essentially flat in the three months ended June 30, 2002 compared to the three months ended March 31, 2002. We expect quarterly R&D expense to continue below $600 for the remainder of 2002. Our continuing strategic investments in R&D are aligned to maintain our technology leadership in anticipated growth areas, consistent with the current and future needs of our customers, while targeting a level of R&D expense that is representative of our overall cost structure.

Amortization of intangibles

         The following table sets forth the amortization of intangibles for the three months and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2001	2002	$ Change	% Change	2001	2002	$ Change	% Change

Amortization of intangibles

Acquired technology	$203	$6	$(197)	(97.0)	$406	$11	$(395)	(97.3)

Goodwill	$679	$—	$(679)	(100.0)	$1,361	$—	$(1,361)	(100.0)

         Amortization of intangibles

                  Acquired technology

         The amortization of acquired technology for the three months and six months ended June 30, 2001 primarily reflected the charge related to the acquisition of Bay Networks, Inc. The substantial decline in the three months and six months ended June 30, 2002 compared to the same period in 2001, is primarily due to the completion of amortization associated with Bay Networks. As at June 30, 2002 and December 31, 2001, the remaining carrying value of acquired technology – net was $8 and $20, respectively.

                  Goodwill

         In the three months ended March 31, 2002, we adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life ceased upon adoption of this Statement. We completed the first of the required SFAS 142 transitional impairment tests during the three months ended June 30, 2002 and concluded that there was no impairment of recorded goodwill as the fair values of our reporting units exceeded their carrying amount as of January 1, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

         The amortization of goodwill for the three months and six months ended June 30, 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera Corporation, and Clarify Inc.

         As at June 30, 2002 and December 31, 2001, the carrying value of goodwill – net was $2,283 and $2,283, respectively.

    Special charges

         Three months and six months June 30, 2002

         For the three months and six months ended June 30, 2002, we recorded special charges of $307 and $750, respectively, related to restructuring costs associated with our work plan, which we began implementing in 2001 and continued into the second quarter of 2002, to streamline our operations and activities around our core markets and leadership strategies.

         Workforce reduction charges of $117 and $429 for the three months and six months ended June 30, 2002, respectively, were related to the cost of severance and benefits associated with approximately 1,900 and 5,900 employees notified of termination, respectively, across all of our segments.

         Contract settlement costs included negotiated settlements of approximately $1 and $57 for the three months and six months ended June 30, 2002, respectively, to either cancel contracts or renegotiate existing contracts across all of our segments.

         As part of our review of financial results during the six months ended June 30, 2002, we performed assessments of certain plant and equipment assets, primarily in the Optical Networks segment, due to the current market conditions and the delay in the anticipated recovery of that segment. The conclusion of these assessments resulted in a write down of certain plant and equipment assets within the Optical Networks segment of approximately $189, during the three months ended June 30, 2002. These plant and equipment assets continue to be held and used, and were written down to estimated fair value based on market assessments. During the three months ended March 31, 2002 the plant and equipment write down included assets within the Optical Networks segment and within global operations, a function that supports all of our segments, totaling approximately $75.

         The ending provision balance of $1,049 at June 30, 2002 consists of workforce reduction provisions of $383, contract settlement and lease costs of $644 and other provisions of $22.

         As of June 30, 2002, our workforce numbered approximately 44,700. Following the completion of remaining reductions, primarily related to the realignment of the Optical Networks segment, and previously announced European work council activities, we expect to have a workforce of approximately 42,000. We will continue to actively review our cost structure to reduce or redirect costs that are not warranted. Additional charges will be required in 2002 related to remaining announced workforce reductions and related charges, and the restructuring of the Optical Networks segment.

         Year ended December 31, 2001

         For the year ended December 31, 2001, we recorded restructuring charges of $3,310, related to workforce reduction costs of $1,343, contract settlement and lease costs of $883, plant and equipment write downs of $939, and other costs of $145. During the year ended December 31, 2001, there were cumulative cash and non-cash drawdowns against the provision of $1,082 and $1,031, respectively, resulting in an ending provision balance at December 31, 2001 of $1,197. The cash drawdowns related primarily to workforce reduction payments, and the non-cash drawdowns related primarily to the plant and equipment write downs.

         Period from January 1, 2001 to June 30, 2002

         Of the approximately 41,400 employees notified during the period from January 1, 2001 to June 30, 2002, approximately 15,200 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of our products, and approximately 26,200 were indirect sales, marketing, research and development, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our segments. As at June 30, 2002, the workforce reduction provision balance has been drawn down by cumulative cash payments of $1,403, resulting in an ending provision balance for workforce reduction of $383. The remaining provision is expected to be substantially drawn down by the second quarter of 2003.

         In conjunction with the above noted workforce reduction, we identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded net lease costs of approximately $757. The costs primarily related to our future contractual obligations under operating leases. Offsetting the total lease charge is approximately $479 in expected sublease revenue on leases that we cannot terminate. The reduction in expected sublease revenue of $27 in the three months ended June 30, 2002 was as a result of our ability to terminate certain leases early and at a discount to the originally anticipated lease costs associated with these leases. We expect to have subleased substantially all of these properties by the end of 2004. In addition, we wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $95, which is included in plant and equipment write downs, reflected the net realizable value based on market assessments for general purpose facilities.

         Contract settlement costs included negotiated settlements of approximately $183, to either cancel contracts or renegotiate existing contracts across all of our segments. As at June 30, 2002, the provision balance for contract settlement and lease costs has been drawn down by cumulative cash payments of $296, resulting in an ending provision balance of $644. The remaining provision is now expected to be substantially drawn down by the end of 2006.

         Plant and equipment write downs of approximately $459 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

         In addition, as a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we have performed assessments of certain plant and equipment assets as part of our review of financial results during 2001 and the first six months of 2002. The conclusion of these assessments resulted in write downs of certain plant and equipment assets totaling approximately $649, as summarized below.

         Within the Optical Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required, or the carrying value of which was not recoverable from future cash flows, as a result of the industry and economic environment. As a result, we recorded charges totaling approximately $470 to write down the value of this equipment to its net realizable value based on the current fair market value for this type of specialized equipment. We expect to dispose of this equipment, other than equipment that we continue to hold and use, by the end of 2002. In 2001, we also wrote down the net carrying value of a specialized manufacturing facility within the Optical Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

         Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, we recorded charges totaling approximately $88 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment by the end of 2002.

         In the course of reviewing our financial results for the three months ended June 30, 2001, we determined that the carrying values of intangible assets significantly exceeded their estimated fair value. Given this assessment, we determined that intangible assets, primarily composed of goodwill from various acquisitions, exceeded their fair value by $2,133. The write down was primarily associated with the acquisitions of Qtera within the Optical Networks segment and Clarify within Other.

         For additional information related to these restructuring activities, see “Special charges” in note 6 to the accompanying unaudited consolidated financial statements.

Interest expense

         The decrease in interest expense of $46 during the three months ended June 30, 2002 compared to the same period in 2001, was primarily related to a lower level of short-term notes payable in 2002.

         The decrease in interest expense of $55 during the six months ended June 30, 2002 compared to the same period in 2001, was primarily related to a lower level of short-term notes payable in 2002.

Income tax benefit

         Our effective tax benefit rates fluctuate from period to period primarily as a result of the impact of stock option compensation, goodwill write downs, certain non-tax deductible restructuring charges, and non-tax deductible goodwill amortization prior to January 1, 2002. Excluding these impacts, as applicable, our effective tax benefit rates were 30.3 percent and 31.0 percent for the three months and six months ended June 30, 2002, respectively, compared to 32.0 percent for the same periods in 2001, and reflected changes in the geographic earnings (loss) mix.

         Recently approved tax legislation in the United States extended the net operating loss carry-back period from two years to five years. As a result, during the three months ended March 31, 2002 we carried back available United States losses from 2001 and utilized approximately $700 of previously recognized deferred income tax assets.

         See “Liquidity and capital resources” for additional information.

Net loss from continuing operations

	Three months ended June 30,			Six months ended June 30,
	2001	2002	$ Change	2001	2002	$ Change

Reported results:

Net loss from continuing operations	$(5,381)	$(569)	$4,812	$(6,732)	$(1,354)	$5,378

Adjusted results:(a)

Net loss from continuing operations	$(4,697)	$(569)	$4,128	$(5,362)	$(1,354)	$4,008

(a)	Reflects the implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, had the Statement been effective January 1, 2001.

         As a result principally of the foregoing factors, our reported net loss from continuing operations improved by $4,812 and $5,378 in the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001.

         For additional information related to results adjusted for the implementation of SFAS 142, see “Accounting changes” in note 3 to the accompanying unaudited consolidated financial statements.

Results of operations — discontinued operations

         Revenues for our access solutions operations were $70 for the three months ended June 30, 2002 and $138 for the six months ended June 30, 2002, compared to $287 and $711, respectively, for the same periods in 2001. Access solutions operations also generated net cash of $237 and $287 during the three months and six months ended June 30, 2002, respectively.

         During the three months ended June 30, 2002, Arris Group Inc., or Arris Group, completed a secondary public offering of 15 million common shares held by us. Following the closing of the offering on June 25, 2002, we owned 22 million shares, or approximately 27 percent of Arris Group’s common shares. The cash proceeds received were $67 and a gain of approximately $15 was recorded as a result of this transaction, which is included in the estimated remaining provisions required for discontinued operations. During the three months ended March 31, 2002, we recorded a gain of approximately $13 due to the reduction of our ownership interest in Arris Group, received for our original interest in Arris

Interactive LLC, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

         On April 21, 2002, we entered into an agreement with Aastra Technologies Limited to sell certain assets, which were included in discontinued operations, associated with our prior acquisition of Aptis Communications, Inc. The transaction was completed during the three months ended June 30, 2002. The consideration primarily consisted of approximately $16 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. We recorded a loss of approximately $43 on the transaction, which reduced the estimated remaining provisions required for discontinued operations.

         On March 5, 2002, we divested our approximately 46 percent ownership interest in Elastic Networks Inc. to Paradyne Networks, Inc., in exchange for an approximately 8 percent ownership interest in Paradyne. We recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provision required for discontinued operations.

         During the six months ended June 30, 2002, we have continued to actively wind down the access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business since June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Therefore, although disposal activities continue beyond the one-year period generally contemplated under APB 30, we continue to present the access solutions operations as discontinued operations in the consolidated financial statements. We have disposed of or transitioned the ownership of certain operations, and operations not disposed of or so transitioned are expected to be closed. We now expect to complete this plan by the end of 2002 or early 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer issues, any applicable regulatory requirements, and business issues.

         For additional information, see “Discontinued operations” in note 4 to the accompanying unaudited consolidated financial statements.

Critical accounting policies

   Revenue recognition

         Nortel Networks revenue recognition accounting policies are determined in accordance with the standards and guidance provided by United States generally accepted accounting principles. Our revenue streams are the result of a wide range of activities, from custom design and installation over a long period of time to “out of the box solutions,” with numerous variations in between. Our solutions also cover a broad range of technologies and are offered on a global basis. As a result, if we are selling products based on more established technologies, our revenue recognition policies can differ between regions depending on the level of knowledgeable installers within the region and whether we are installing the equipment. Newer technologies within a segment may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use judgment in determining how to apply the current standards and interpretations, not only based on solution, but also within solutions based on technology development and geographic region. As a result, Nortel Networks revenues may fluctuate from period to period based on the mix of solutions sold and in which geographic region they are sold. We refer you to note 2(d) of our audited consolidated financial statements and notes thereto for the three years ended December 31, 2001 in our Current Report on Form 8-K dated May 13, 2002 for a detailed discussion of our revenue recognition policies related to our material revenue streams.

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

   Provisions for inventory

         In establishing the appropriate provisions for inventory, management must make estimates about the future customer demand for our products, taking into account both general economic conditions and growth prospects within our customers’ ultimate marketplace, and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs and changes in the geographic mix of our customers. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate as at the balance sheet date.

   Tax asset valuation

         As at June 30, 2002, we had net deferred tax assets of $3,239, comprised of tax credit carryforwards, net operating loss carryforwards and other deductible temporary differences, which can be utilized to reduce either taxable income or taxes otherwise payable in future years. We assess realization of these net deferred tax assets quarterly, and based on all available evidence, both positive and negative, we have concluded that it is more likely than not that these net deferred tax assets will be realized. However, realization is not assured. If market conditions deteriorate further or our results of operations do not continue to improve, future assessments may result in a determination that these net deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations, and financial condition.

Liquidity and capital resources

   Cash flows

         Cash and cash equivalents, or cash, were $4,122 at June 30, 2002, an increase of $665 (including net cash from the access solutions operations of $287) from December 31, 2001. The increase in cash was primarily due to $800 received from Nortel Networks Corporation on June 28, 2002, partially offset by our results from operations.

         Cash flows used in operating activities were $178 for the six months ended June 30, 2002, due to a net loss of $756, adjusted for non-cash items. This was partially offset by a net change in operating assets and liabilities due to reductions in income tax, accounts receivable, and inventory balances, partially offset by a reduction in accounts payable and accrued liabilities, and changes in other operating assets and liabilities. The reduction in income tax is due to the collection of income tax refunds during the period. The reduction in the remaining operating assets and liabilities is due to the decline in revenue volumes and the associated size of the business for the six months ended June 30, 2002, and the utilization of certain contract manufacturer and supplier provisions and restructuring provisions.

         During the six months ended June 30, 2002, we received approximately $1,273 in tax refunds. This represents primarily all of the income tax refunds that we expect to receive for the remainder of 2002. Any future income tax payments are expected to be minimal versus historical levels until we utilize our available income tax loss carryforwards and tax credits.

         Cash flows used in investing activities were $224 for the six months ended June 30, 2002, and were primarily due to expenditures for plant and equipment of $208 and an increase of $105 in net long-term receivables, partially offset by net proceeds on the sale of investments and businesses of $38, and the proceeds on disposal of certain plant and equipment of $76, primarily related to the sale of certain real estate in the United Kingdom.

         Cash flows generated from financing activities were $734 for the six months ended June 30, 2002, primarily due to $800 received from Nortel Networks Corporation on June 28, 2002 in return for one common share, offset partially by a net decrease in notes payable of $77.

   Uses of liquidity

         Our cash requirements for the next 12 months are primarily to fund operations, research and development, capital expenditures, workforce reduction and restructuring activities, debt service, and customer financings. The following provides additional information related to our uses of liquidity.

         Special charges

         The remaining cash outlays of $383 related to workforce reduction initiatives are expected to be substantially completed by the second quarter of 2003, and the remaining cash payments of $644 related to contract settlement and lease costs are expected to be substantially completed by the end of 2006. Additional charges will be required in 2002 related to remaining announced workforce reductions and related charges, and the restructuring of the Optical Networks segment.

         See “Special charges” for additional information.

         Cash obligations

         Our contractual cash obligations for long-term debt, outsourcing contracts and operating leases as at June 30, 2002 remain substantially unchanged from the amounts disclosed as at December 31, 2001 in our Annual Report on Form 10-K for the year then ended.

         Commitments and guarantees

         We enter into bid and performance bonds related to various contracts, which generally have terms of less than two years. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have not had to make material payments under these types of bonds and we currently do not anticipate that we will be required to make material payments under the current bonds. The total commercial commitments representing amounts available and undrawn were $1,250 and $1,177 at June 30, 2002 and December 31, 2001, respectively. Due to the current general economic and industry environment, and our current credit ratings, the basis under which performance bonds are obtained has changed, resulting in (but not limited to) increased cash collateral requirements and/or increased fees in connection with obtaining new performance bonds. However, we currently do not expect that the requirements and/or fees to obtain performance bonds will have a material adverse effect on our ability to win contracts from potential customers. As at June 30, 2002, approximately $32 of cash was restricted as cash collateral for certain performance bonds. We expect the amount of cash we restrict as a result of cash collateral requirements for new performance bonds will increase during the second half of 2002.

         We have also entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks on a turnkey basis. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues under a turnkey arrangement, in certain circumstances. As is customary for the industry, these supply and networking outsourcing contracts are highly customized to address each customer’s particular needs and concerns and, therefore, the nature of the events triggering, as well as the actual amounts of the penalties, vary greatly and are based on a variety of complex, interrelated factors, and may vary significantly in amount over the life of the contract. We have not experienced material penalty payments in any recent reporting period.

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

         Customer financing

         The following table provides information related to customer financing commitments as at:

	June 30,	December 31,
	2002	2001

Drawn and outstanding(a)	$481	$464

Undrawn commitments	1,636	1,611

Total customer financing	$2,117	$2,075

(a)	Net of provisions of $875 and $887 as at June 30, 2002, and December 31, 2001, respectively.

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

         We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether they reflect current market conditions, as well as the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Any misinterpretation or misunderstanding of these factors could result in losses in excess of our provisions. We also continue to restructure financings in an effort to minimize losses and reduce undrawn commitments where possible. In addition to being highly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity, on revolving that capacity as quickly and efficiently as possible, and on managing the absolute dollar amount of our customer financing exposure.

         Our ability to place customer financing with third-party lenders has been significantly reduced due to, among other factors, reduced demand for telecommunications financings in capital and bank markets as a result of bankruptcies and financial difficulties in the industry, our recent credit ratings downgrade, adverse changes in the credit ratings of our customers, and recent economic downturns in various countries. As a result, we are currently directly supporting, and expect to be required to support in the future, more of such commitments and outstanding balances of such customer financings. We will continue to seek to arrange for third-party lenders to assume our customer financing obligations and to fund customer financings from working capital and conventional sources of external financing in the normal course. However, our customer financing commitments and balances outstanding may increase substantially as a result of us continuing to hold such customer financings.

         See “Forward-looking statements” for additional factors that may impact our customer financing arrangements.

   Discontinued operations

         At June 30, 2002, the remaining accruals totalled $128 and were related to certain future contractual obligations and estimated liabilities of the discontinued access solutions operations, and estimated operating losses during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be offset by proceeds from the sale of certain remaining assets to be disposed of. During the six months ended June 30, 2002 we generated cash of approximately $80 on the disposition of various assets from the access solutions operations.

         For additional information related to discontinued operations, see “Discontinued operations” in note 4 to the accompanying unaudited consolidated financial statements.

   Sources of liquidity

         On April 12, 2000, Nortel Networks Limited and Nortel Networks Inc. entered into five-year syndicated credit agreements, which permit borrowings in an aggregate amount of up to $750. Effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended the 364-day revolving syndicated credit agreements originally entered into on April 12, 2000 and subsequently amended on April 11, 2001. The April 8, 2002 amendments reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750 and extended the term to April 7, 2003 with no additional term-out period thereafter. As a result, total borrowings currently permitted under these syndicated five-year and 364-day credit agreements are $1,925. The amended 364-day facilities maintain the financial covenant in the April 2001 facilities requiring Nortel Networks Limited’s consolidated tangible net worth at any time to be not less than $1,888 and include higher pricing reflecting the then current credit and bank environment. These credit facilities can be used for borrowings for general corporate purposes.

         Nortel Networks Limited and Nortel Networks Inc. also have 364-day credit agreements with certain banks which permit borrowing in an aggregate amount of up to $1,518 to December 13, 2002, with a one-year term out option to convert outstanding amounts under the credit agreements into term loans on the termination date of the credit agreements. On June 27, 2002, we sold certain real estate in the United Kingdom, which resulted in a reduction, effective July 2, 2002, in available commitments under these credit agreements by $57 to $1,518.

         The credit agreements for the $1,518 committed facilities noted above contain financial covenants that require (i) the maintenance of a minimum consolidated tangible net worth at the consolidated Nortel Networks Limited level, and (ii) the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds at the Nortel Networks level, which began in the first quarter of 2002. The consolidated tangible net worth of Nortel Networks Limited may not be less than $1,880. The consolidated EBITDA covenant requires that we achieve a cumulative EBITDA of negative $700 or better for the nine months ended September 30, 2002 and negative $350 or better for the full year ended December 31, 2002. In addition, there are minimum EBITDA covenants in place for the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the third and fourth quarters of 2002, and further improvements in the year thereafter. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit agreements is maintained.

         Any amounts subsequently drawn under all of Nortel Networks Limited’s and Nortel Networks Inc.’s existing credit agreements will be secured equally and ratably with all of our current outstanding public debt securities pursuant to the security documents which became effective following Moody’s Investors Services, Inc.’s downgrade of Nortel Networks Limited’s United States senior long-term debt rating below investment grade on April 4, 2002. The security is comprised of liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and pledges of shares in certain of Nortel Networks Limited’s other subsidiaries. In addition, certain of Nortel Networks Limited’s wholly owned subsidiaries have provided guarantees of Nortel Networks Limited’s obligations under these credit agreements. The security would be released when Nortel Networks Limited’s United States senior long-term debt ratings return to Baa2 (with a stable outlook) and BBB (with a stable outlook), as determined by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Service, respectively.

         The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due on September 1, 2008.

         For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 17 of the accompanying unaudited consolidated financial statements.

         As at June 30, 2002, we were in compliance with the covenants of our credit agreements and had no amounts outstanding under any of the above-noted credit agreements. Refer to the discussion below regarding our debt ratings and see “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit agreements in the future. The above-noted 364-day credit agreements are scheduled to expire in December 2002 and

April 2003. If we are unable to renew, extend, and/or replace such facilities, or to do so on terms or at commitment levels equivalent to our current facilities, the liquidity available to us could be reduced.

         During the three months ended June 30, 2002, Nortel Networks Corporation and Nortel Networks Limited filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2,500 of various types of securities, including common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts, and share purchase or equity units (subject to certain approvals). As at June 30, 2002, approximately $1,700 of the $2,500 available has been utilized under the shelf registration statement and the base shelf prospectus. Concurrently with the filing of the above shelf registration statement and base shelf prospectus, Nortel Networks Limited and its financing subsidiary withdrew an existing shelf registration statement filed with the United States Securities and Exchange Commission under which they were previously eligible to issue up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities.

         The total debt to total capitalization ratio of Nortel Networks was 35 percent at June 30, 2002, compared to 34 percent at December 31, 2001. The increase in the ratio at June 30, 2002, compared to December 31, 2001, was due to the increase in our deficit as a result of the net losses for the six months ended June 30, 2002, offset by the $800 received from Nortel Networks Corporation on June 28, 2002.

     Credit ratings

Rating on preferred
	Rating on long-term debt issued or	shares issued by Nortel
Rating agency	guaranteed by Nortel Networks Limited	Networks Limited	Last update

Standard & Poor’s Ratings Service	BB-	Global scale B	April 9, 2002

Moody’s Investor Services, Inc.	Ba3	B3	April 4, 2002

         The ratings remain on negative outlook by Moody’s and Standard & Poor’s. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, resulting in higher financing costs under our credit facilities and for other financings generally, and reduced access to the capital markets or our credit agreements. Our credit ratings also affect our ability, and the cost, to securitize receivables and to obtain performance bonds.

         See “Forward-looking statements” for effects of changes in respect of our debt ratings.

         During 2001 and the first six months of 2002, we took actions to strengthen our cash and liquidity positions and as of June 30, 2002, our primary source of liquidity is our current cash and cash equivalents. We believe this cash will be sufficient to meet our working capital, restructuring, capital expenditure, and investment requirements through the next 12 months. If our revenues and cash flows are materially lower than we expect, we may be required to further reduce capital expenditures and investments in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt, and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

         See “Forward-looking statements” for factors that may affect our revenues, cash flows and debt levels.

Legal proceedings

         Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation’s securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. On July 17, 2002, a purported class action lawsuit was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks Corporation, certain of its current and former officers and directors, and its auditors as defendants. The factual allegations in this Ontario claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. This Ontario claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation’s securities (including options on Nortel Networks Corporation’s securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Cdn. $5,000, plus punitive damages in the amount of Cdn. $1,000, prejudgment and postjudgment interest, and costs of the action. Nortel Networks Corporation and the named directors and officers of Nortel Networks Corporation intend to vigorously defend this Ontario claim.

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

         A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan, or the Plan, at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation’s common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation’s common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation’s common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period of March 7, 2000 through December 31, 2000.

         On February 12, 2001, Nortel Networks Inc., a direct subsidiary of Nortel Networks Limited, was served with a consolidated amended class action complaint that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division), or the District Court. This complaint alleges that Entrust, two officers of Entrust, and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks Corporation filed a motion to dismiss the first complaint. On July 31, 2001, the first complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint against the same defendants asserting claims substantively similar to those in the first complaint. On September 21, 2001, Nortel Networks Corporation filed a motion to dismiss this second complaint. The motion is currently under consideration by the District Court.

         On March 4, 1997, Bay Networks, Inc., a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California, or the Federal Court, and the California Superior Court, County of Santa Clara, or the California Court, against Bay Networks and ten of Bay Networks’ then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The plaintiffs are appealing the dismissal of their class allegations.

         Except as disclosed above, in each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

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

Environmental matters

         We, primarily as a result of our manufacturing operations, are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, and are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.

         We have remedial activities under way at five of our facilities and seven previously occupied sites. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $29.

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

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

         In response to changes in industry and market conditions, we have restructured our business in the past, are currently restructuring our business, and may again restructure our business in the future to achieve certain cost savings and to strategically realign our resources. We have based our work plan pertaining to the restructuring on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry adjustment which may not prove to be accurate. We have stated that we will continue to assess our work plan based on an ongoing assessment of the industry adjustment.

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

         Under our work plan, we have also implemented a number of initiatives, including exiting businesses and writing down our tangible and intangible assets, to streamline our business, and to focus our investments on delivering what we believe to be the key next-generation networking solutions. However, our work plan, including workforce reductions, may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our work plan and may be required to refine, expand or extend our work plan. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in our return to profitability within the currently expected timeframe.

We may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our customers.

         A continued slowdown in capital spending by service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Many of our traditional customers have already begun to invest in data networking and/or are in the process of transitioning from voice-only networks to networks which include data traffic. However, as a result of changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by our customers. If the reduction of capital spending continues longer than we expect and we continue to incur net losses as a result, we may be unable to comply with certain covenants under our current credit agreements. As well, we have focused on the larger customers in our markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations, and financial condition.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

         Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations, and to reduce product costs;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit non-core businesses;

•	increased price and product competition in the networking industry;

•	the inherent uncertainties of using estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

•	our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations, and the retention of qualified personnel;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	variations in sales channels, product costs, and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies; and

•	the impact of our product development schedules, manufacturing capacity, and lead times required to produce our products.

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

         Competition for certain key positions and specialized technical personnel in the high-technology industry is intense, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly key members of senior management and in our key areas of potential growth. A key factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The value of these opportunities may be adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares. We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

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

         In order to finance our business we have incurred, have entered into credit facilities allowing for drawdowns of, and filed a shelf registration statement and base shelf prospectus for potential offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet certain covenants under our credit agreements, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

         In particular, certain of such credit agreements contain financial covenants that require the maintenance of a minimum consolidated tangible net worth and the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. The consolidated tangible net worth of Nortel Networks Limited may not be less than $1,888 at any time. The consolidated EBITDA covenant requires that we achieve a cumulative EBITDA of negative $700 or better for the nine months ended September 30, 2002 and negative $350 or better for the full year ended December 31, 2002. In addition, there are minimum EBITDA covenants in place for the first three quarters of 2003, tested in quarterly increments during the period. Compliance with this covenant will require EBITDA improvements during the third and fourth quarters of 2002, and further improvements in the year thereafter. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA. In addition, these credit agreements contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit agreements is maintained. If we continue to incur net losses, we may be unable to comply with certain of our covenants under the credit agreements, which could adversely affect the liquidity available to us. Our principal credit facilities are scheduled to expire in December 2002 and April 2003. If we are unable to renew, extend, and/or replace such facilities, or to do so on terms or at commitment levels equivalent to our current facilities, the liquidity available to us could be reduced.

         Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future, or accessing sources of funding, including our credit facilities;

•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures, and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including acquisitions, research and development projects, or product design enhancements.

Changes in respect of our public debt ratings may materially and adversely affect the availability, the cost, and the terms and conditions of our debt and asset-based financings.

         Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are now below investment grade. These public debt ratings affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in asset-based financing, and our ability to obtain performance bonds. These public debt ratings also may negatively affect the cost to us and terms and conditions of debt and asset-based financings. Additionally, any negative developments regarding our cash flow, public debt ratings and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit agreements, could cause us to lose access to, and/or cause a default under certain of our credit facilities and adversely affect further the cost and terms and conditions of our debt and asset-based financings.

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

         We cannot be sure what the rate of such convergence of voice and data networks will be, due to the dynamic and rapidly evolving nature of the communications business, the technology involved and the availability of capital. Consequently, market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks may not materialize. Alternatively, the pace of that development may be slower than currently anticipated. It may also be the case that the market may develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 3G networks, or the evolution of other technologies, may occur which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 3G wireless networks, which in turn may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors. Our performance may also be materially and adversely affected by a lack of growth in the rate of data traffic, a reduction in the use of the Internet or a reduction in the demand for IP-optimized networking solutions or 3G wireless networks in the future.

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

         The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We expect our success to depend, in substantial part, on the timely and successful introduction of high quality, new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency, and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in such development may result in expenses growing at a faster rate than revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner, or in achieving market acceptance for our new products.

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

         We operate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from smaller niche companies, established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our gross margins.

         Our principal competitors in the sale of our Metro and Enterprise Networks products to service providers are large communications companies such as Alcatel S.A., Fujitsu Limited, Telefonaktiebolagat LM Ericsson, Lucent Technologies Inc., and Siemens Aktiengesellschaft. In addition, we compete with smaller companies that address specific niches within this market, such as Ciena Corporation (who recently combined with ONI Systems Corp), Sonus Systems Limited, and Redback Networks Inc. Our principal competitors in the sale of our Metro and Enterprise Networks solutions to enterprises are Alcatel, Avaya Inc., Cisco Systems, Inc., Ericsson, and Siemens. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc., 3Com Corporation, and Genesys Telecommunications Laboratories, Inc. Our major competitors in the global wireless infrastructure business have traditionally included Ericsson, Lucent, Motorola, Inc., and Nokia Corporation. More recently, Siemens and Samsung Electronics Co., Ltd. have emerged as competitors. Our major competitors in the sale of long-distance optical networking equipment include Alcatel, Ciena, Fujitsu, Lucent, and Marconi plc. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now or may become principal competitors in the future. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, one way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. Our acquisitions of other companies may cause certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

         We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater marketing, technical and financial resources, including access to capital markets and/or the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Other competitive factors include the ability to provide new technologies and products, end-to-end networking solutions, and new product features, as well as conformance to industry standards. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and potentially leading to a loss of market share.

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

Recent pronouncements

         In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)“or EITF 94-3. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. We have not yet determined the effect that the adoption of SFAS 146 will have on our business, results of operations, and financial condition.

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

ITEM 2.   Changes in Securities and Use of Proceeds

         On June 28, 2002, Nortel Networks Corporation subscribed for one common share of Nortel Networks Limited for cash consideration of $800 million. Nortel Networks Limited issued one common share to Nortel Networks Corporation on June 28, 2002 and such issuance was exempt from registration under the Securities Act on the basis that it occurred outside the United States within the meaning of Regulation S under the Securities Act.

ITEM 4.   Submissions of Matters to a Vote of Security Holders

         Pursuant to a unanimous written resolution dated April 25, 2002 by Nortel Networks Corporation, the sole holder of the common shares of Nortel Networks Limited, the following items of business were passed:

Election of Directors

         The following individuals were elected as directors of Nortel Networks Limited to hold office in accordance with By-law No. 1 of Nortel Networks Limited:

Directors

Honourable J.J. Blanchard
R.E. Brown
J.E. Cleghorn
F.A. Dunn
L.Y. Fortier
R.A. Ingram
W.A. Owens
G. Saucier
S.H. Smith, Jr.
L.R. Wilson

Appointment of Auditors

         The appointment of Deloitte & Touche LLP as independent auditors was approved.

ITEM   6.      Exhibits and Reports on Form 8-K

a)	Exhibits:

10.1	Resolution of the Board of Directors of Nortel Networks Limited dated January 24, 2002, related to the payment of directors’ fees.

10.2	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent.

10.3	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent.

10.4	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent.

10.5	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent.

b)	Reports on Form 8-K:

Nortel Networks Limited filed a Current Report on Form 8-K dated April 4, 2002 related to a press release Nortel Networks Corporation issued in response to an announcement that Moody’s Investors Service, Inc. lowered ratings on securities issued or guaranteed by it and its principal operating subsidiaries to below investment grade.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 10, 2002 related to: (i) the announcement by Nortel Networks Corporation of the amendment and extension of the $1.75 billion April 2001 credit facilities, and the reduction of the facilities to $1.175, of its principal operating subsidiaries, Nortel Networks Limited and Nortel Networks Inc.; and (ii) an update by Nortel Networks Corporation on its first quarter of 2002 performance.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 22, 2002 related to Nortel Networks Corporation’s financial results for the first quarter of 2002.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 13, 2002 related to: (i) the filing of audited consolidated financial statements for the three years ended December 31, 2001 of Nortel Networks Limited and audited financial statements for the three years ended December 31, 2001 of Nortel Networks S.A. in accordance with Rule 3-10 and 3-16, respectively, of Regulation S-X under the Securities Act of 1933; (ii) the intended filing of a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission and a preliminary base shelf prospectus with the Canadian securities regulatory authorities for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2.5 billion of various types of securities; (iii) the intended withdrawal by Nortel Networks Limited and Nortel Networks Capital Corporation, a wholly owned indirect finance subsidiary of Nortel Networks Limited, of their existing U.S. shelf registration statement currently pertaining to an aggregate of up to US$1.0 billion of debt securities and warrants to purchase debt securities; and (iv) the filing of certain information incorporated by reference into the Canadian preliminary base shelf prospectus, including historical consolidated financial statements of Nortel Networks Limited prepared in accordance with Canadian generally accepted accounting principles.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 28, 2002 related to the filing of unaudited interim Consolidated Financial Statements of Nortel Networks Limited, prepared in accordance with Canadian generally accepted accounting principles, for the three month period ended March 31, 2002.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 29, 2002 related to the announcement by Nortel Networks Corporation that (i) Nortel Networks Corporation expects revenues in the second quarter of 2002 to be flat to down 5 percent compared to the first quarter of 2002; (ii) Nortel Networks Corporation plans to further realign its Optical Long Haul business, including optical components; and (iii) Nortel Networks Corporation’s actions are aimed at reducing its overall break even cost structure.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 3, 2002 related to the announcement by Nortel Networks Corporation of the commencement pursuant to separate preliminary prospectus supplements and accompanying prospectuses of two concurrent offerings in the United States and Canada of common shares of Nortel Networks Corporation and equity units.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 7, 2002 related to the announcement by Nortel Networks Corporation of two concurrent offerings in the United States and Canada of common shares of Nortel Networks Corporation and equity units pursuant to separate prospectus supplements and accompanying prospectuses.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 11, 2002 related to exercise by the underwriters of the two concurrent public offerings of common shares of Nortel Networks Corporation and equity units of their respective over-allotment options to purchase additional prepaid forward purchase contracts of Nortel Networks Corporation and common shares of Nortel Networks Corporation.

Nortel Networks Limited filed a Current Report on Form 8-K dated July 22, 2002 related to (i) the appointment of the new Chief Financial Officer of Nortel Networks Limited, and (ii) Nortel Networks Corporation’s financial results for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS LIMITED

(Registrant)

Chief Financial Officer	Chief Accounting Officer

“D.C. BEATTY”	“M.J. GOLLOGLY”

D.C. BEATTY	M.J. GOLLOGLY

Chief Financial Officer	Controller

Date: August 13, 2002