Form 10-Q
period 2002-09-30
NORTEL NETWORKS LTD
filed 2002-11-12
CIK 1119664

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                    YES X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as at OCTOBER 31, 2002

                   1,460,978,637 WITHOUT NOMINAL OR PAR VALUE

===============================================================================

                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION


                                                                                                                 PAGE
                                                                                                                 ----

ITEM 1.           Consolidated Financial Statements (unaudited).........................................          3

ITEM 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................................         30

ITEM 3.           Quantitative and Qualitative Disclosures About
                         Market Risk....................................................................         64

ITEM 4.           Controls and Procedures...............................................................         64



                                                       PART II
                                                  OTHER INFORMATION


ITEM 1.           Legal Proceedings.....................................................................         65

ITEM 2.           Changes in Securities and Use of Proceeds.............................................         65

ITEM 4.           Submissions of Matters to a Vote of Security Holders..................................         65

ITEM 6.           Exhibits and Reports on Form 8-K......................................................         66

SIGNATURES        ......................................................................................         67

CERTIFICATIONS    ......................................................................................         68



    All dollar amounts in this document are in united states dollars unless otherwise stated.


Bay Networks is a trademark of Nortel Networks.
Clarify is a trademark of Amdocs Software Systems Limited.
Moody's is a trademark of Moody's Investor Services, Inc.
Nortel Networks, NT are trademarks of Nortel Networks.
Standard & Poor's, S&P 100 and S&P 500 are trademarks of The McGraw-Hill Companies, Inc.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.       Consolidated Financial Statements (unaudited)


              Contents of Consolidated Financial Statements

                                                                                                         PAGE
                                                                                                         ----
              Consolidated Statements of Operations.................................................      4

              Consolidated Balance Sheets...........................................................      5

              Consolidated Statements of Cash Flows.................................................      6

              Notes to Consolidated Financial Statements............................................      7

                             NORTEL NETWORKS LIMITED
                Consolidated Statements of Operations (unaudited)
                           (millions of U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended           Nine months ended
                                                                              September 30,                September 30,
                                                                           2002           2001          2002           2001
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                               $  2,353       $  3,673      $  8,033      $  13,933
Cost of revenues                                                          1,513          3,683         5,612         11,764
----------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                         840            (10)        2,421          2,169

Selling, general and administrative expense                                 678          1,897         2,182          4,808
Research and development expense                                            553            771         1,697          2,547
Amortization of intangibles
  Acquired technology                                                         6            145            17            551
  Goodwill                                                                    -            357             -          1,718
Special charges                                                             849          1,000         1,599          4,630
Gain on sale of businesses                                                    -            (45)           (3)           (45)
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                                           (1,246)        (4,135)       (3,071)       (12,040)

Equity in net loss of associated companies                                   (5)            (6)          (19)          (138)
Other income (expense) - net                                                  3           (313)           (5)          (252)
Interest expense
  Long-term debt                                                            (34)           (43)         (104)          (127)
  Other                                                                     (12)           (28)          (33)           (90)
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                      (1,294)        (4,525)       (3,232)       (12,647)
Income tax benefit (provision)                                             (137)         1,255           447          2,645
----------------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                                      (1,431)        (3,270)       (2,785)       (10,002)
Net loss from discontinued operations - net of tax                            -              -             -         (2,538)
----------------------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of accounting change                   (1,431)        (3,270)       (2,785)       (12,540)
Cumulative effect of accounting change - net of tax of $9                     -              -             -             15
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                 (1,431)        (3,270)       (2,785)       (12,525)
Dividends on preferred shares                                                (6)            (6)          (16)           (21)
----------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shares                                   $ (1,437)      $ (3,276)     $ (2,801)     $ (12,546)
============================================================================================================================

            See notes to unaudited consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                     Consolidated Balance Sheets (unaudited)
                           (millions of U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                                             2002            2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                            $  4,089          $  3,457
  Restricted cash and cash equivalents                                                                      420                 -
  Accounts receivable (less provisions of $528 at September 30, 2002; $655 at December 31, 2001)          2,015             2,923
  Inventories - net                                                                                       1,131             1,563
  Income taxes recoverable                                                                                   58               790
  Deferred income taxes - net                                                                             1,164             1,401
  Other current assets                                                                                      670               847
  Current assets of discontinued operations                                                                 286               698
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      9,833            11,679

Long-term receivables (less provisions of $877 at September 30, 2002; $828 at December 31, 2001)             79               203
Investments at cost and associated companies at equity                                                      176               263
Plant and equipment - net                                                                                 1,666             2,459
Goodwill - net                                                                                            2,020             2,283
Intangible assets - net                                                                                       3                20
Deferred income taxes - net                                                                               2,393             2,106
Other assets                                                                                                558               697
Long-term assets of discontinued operations                                                                  66               283
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           $ 16,794          $ 19,993
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                                        $    128          $    426
  Trade and other accounts payable                                                                        1,487             2,248
  Payroll and benefit-related liabilities                                                                   637               613
  Other accrued liabilities                                                                               4,611             5,347
  Income taxes payable                                                                                      110               143
  Long-term debt due within one year                                                                        516               384
  Current liabilities of discontinued operations                                                            101               384
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 7,590             9,545

Deferred income                                                                                              99               153
Long-term debt                                                                                            2,310             2,293
Deferred income taxes - net                                                                                 504               477
Other liabilities                                                                                         1,570             1,452
Minority interest in subsidiary companies                                                                    74               100
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         12,147            14,020
----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 12 and 14)

SHAREHOLDERS' EQUITY
Preferred shares, without par value - Authorized shares: unlimited;  Issued and
  outstanding shares: 30,000,000 at September 30, 2002 and December 31, 2001, respectively                  536               536
Common shares, without par value - Authorized shares: unlimited;  Issued and outstanding
  shares: 1,460,978,637 at September 30, 2002 and 1,460,978,634 at December 31, 2001                      2,111             2,111
Additional paid-in capital                                                                               20,803            18,797
Deficit                                                                                                 (17,833)          (14,507)
Accumulated other comprehensive loss                                                                       (970)             (964)
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                                4,647             5,973
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                             $ 16,794          $ 19,993
==================================================================================================================================

            See notes to unaudited consolidated financial statements.

                             NORTEL NETWORKS LIMITED
                Consolidated Statements of Cash Flows (unaudited)
                           (millions of U.S. dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                           2002             2001
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net loss from continuing operations                                                                  $ (2,785)       $ (10,002)
  Adjustments to reconcile net loss from continuing operations to net cash from (used in)
    operating activities, net of effects from acquisitions and divestitures of businesses:
      Amortization and depreciation                                                                         429            2,796
      Non-cash portion of special charges and related asset write downs                                     842            3,021
      Equity in net loss of associated companies                                                             19              138
      Deferred income taxes                                                                                 (14)          (1,949)
      Other liabilities                                                                                     (29)              62
      Gain on sale of investments and businesses                                                            (17)             (71)
      Other - net                                                                                           427              411
      Change in operating assets and liabilities:
        Accounts receivable                                                                                 887            4,404
        Inventories                                                                                         392            1,753
        Income taxes                                                                                        699             (968)
        Accounts payable and accrued liabilities                                                         (1,437)             434
        Other operating assets and liabilities                                                               30              359
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) operating activities of continuing operations                                    (557)             388
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Expenditures for plant and equipment                                                                     (289)          (1,074)
  Proceeds on disposals of plant and equipment                                                              186              151
  Increase in restricted cash and cash equivalents                                                         (420)               -
  Increase in long-term receivables                                                                        (247)            (677)
  Decrease in long-term receivables                                                                         253              192
  Acquisitions of investments and businesses - net of cash acquired                                         (29)             (88)
  Proceeds on sale of investments and businesses                                                             44              232
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) investing activities of continuing operations                                    (502)          (1,264)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Dividends on preferred shares                                                                             (16)             (21)
  Increase (decrease) in notes payable - net                                                               (289)             355
  Proceeds from long-term debt                                                                               32            1,522
  Repayments of long-term debt                                                                              (22)            (463)
  Increase (decrease) in capital leases payable                                                             163              (21)
  Issuance of common shares                                                                               1,997            1,800
  Stock option fair value increment                                                                        (525)               -
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) financing activities of continuing operations                                   1,340            3,172
---------------------------------------------------------------------------------------------------------------------------------
  Effect of foreign exchange rate changes on cash and cash equivalents                                       16               (5)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) continuing operations                                                             297            2,291
  Net cash from (used in) discontinued operations                                                           335             (559)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                        632            1,732
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period - net                                                    3,457            1,567
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period - net                                                       $  4,089        $   3,299
=================================================================================================================================

            See notes to unaudited consolidated financial statements.

                             NORTEL NETWORKS LIMITED
             Notes to Consolidated Financial Statements (unaudited)
               (millions of U.S. dollars, unless otherwise stated)

1.     Nortel Networks Limited

       Effective May 1, 2000, Nortel Networks Limited ("Old Nortel") and a newly formed Canadian corporation ("New Nortel") participated in a Canadian court-approved plan of arrangement (the "Arrangement") with BCE Inc. As a result of the Arrangement: Old Nortel and its subsidiaries became direct and indirect subsidiaries, respectively, of New Nortel; New Nortel assumed the name "Nortel Networks Corporation"; New Nortel's common shares began to trade publicly on the New York and Toronto stock exchanges under the symbol "NT"; Old Nortel was renamed "Nortel Networks Limited"; and 100 percent of Old Nortel's common shares were acquired by New Nortel and ceased to be publicly traded. The preferred shares and debt securities of Old Nortel outstanding immediately prior to the Arrangement remained outstanding and continued to be obligations of Old Nortel immediately after the Arrangement. All of the business and operations conducted by Old Nortel and its subsidiaries immediately prior to the effective date of the Arrangement continued to be conducted by Old Nortel and its subsidiaries as subsidiaries of New Nortel immediately after the Arrangement. All acquisitions completed prior to May 1, 2000 were consummated by Old Nortel or its subsidiaries. Since May 1, 2000, acquisitions involving any share consideration have been consummated by New Nortel, while acquisitions not involving share consideration have continued to be consummated by Old Nortel or its subsidiaries.

2.     Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements of Nortel Networks Limited ("Nortel Networks") include all majority owned subsidiaries over which Nortel Networks exercises control, and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for the preparation of interim financial information. Accordingly, they do not include all information and notes as required by United States generally accepted accounting principles ("GAAP") in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited Consolidated Financial Statements are the same as those described in Nortel Networks audited Consolidated Financial Statements prepared in accordance with GAAP for the three years ended December 31, 2001, except as described in note 3. Although Nortel Networks is headquartered in Canada, the accompanying unaudited Consolidated Financial Statements are expressed in United States dollars as the greater part of Nortel Networks financial results and net assets are denominated in United States dollars.

       In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months and nine months ended September 30, 2002, are not necessarily indicative of financial results for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") and Current Report on Form 8-K dated May 13, 2002, which includes certain supplemental financial disclosure and disclosure related to certain events that occurred subsequent to the filing of the original historical audited consolidated financial statements.

       The preparation of Nortel Networks Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for items and matters such as long-term contracts, allowance for uncollectible accounts receivable and customer financings, inventory obsolescence, product warranty, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions, in-process research and development ("IPR&D"), and contingencies.

       Certain 2001 figures in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

3.     Accounting changes

       (a)  Accounting for goodwill and other intangible assets

            In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of this Statement. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. Nortel Networks adopted the provisions of SFAS 142 effective January 1, 2002.

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

            As a result of the continued decline in both Nortel Networks overall market value generally and within the Optical Networks segment specifically, Nortel Networks, as part of its review of financial results during the three months ended September 30, 2002, evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, Nortel Networks recorded a goodwill write down of $264. See note 6 for further information regarding this goodwill write down. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

            Acquired technology continues to be amortized and carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

            The following table presents the impact on net loss from both continuing and discontinued operations for the three months and nine months ended September 30, 2002 and 2001 of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2001:

            ----------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                                               2002          2001          2002         2001
            ----------------------------------------------------------------------------------------------------------------
            Reported results:
              Net loss from continuing operations                         $ (1,431)     $ (3,270)     $ (2,785)    $(10,002)
              Net loss from discontinued operations - net of tax                 -             -             -       (2,538)
              Cumulative effect of accounting change - net of tax of $9          -             -             -           15
            ----------------------------------------------------------------------------------------------------------------
            Net loss - reported                                           $ (1,431)     $ (3,270)     $ (2,785)    $(12,525)
            ================================================================================================================
            Adjustments:
              Amortization of goodwill from continuing
                operations - net of tax (a)                               $      -      $    357      $      -     $  1,727
              Amortization of goodwill from discontinued operations              -             -             -          121
            ----------------------------------------------------------------------------------------------------------------
            Total net adjustments                                         $      -      $    357      $      -     $  1,848
            ----------------------------------------------------------------------------------------------------------------
            Adjusted results:
              Net loss from continuing operations                         $ (1,431)     $ (2,913)     $ (2,785)    $ (8,275)
              Net loss from discontinued operations - net of tax                 -             -             -       (2,417)
              Cumulative effect of accounting change - net of tax of $9          -             -             -           15
            ----------------------------------------------------------------------------------------------------------------
            Net loss - adjusted                                           $ (1,431)     $ (2,913)     $ (2,785)    $(10,677)
            ================================================================================================================

            (a) Includes goodwill amortization of equity accounted investments, net of tax of nil and $5 for the three months and nine months ended September 30, 2001, respectively.

       (b)  Impairment or disposal of long-lived assets

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. Nortel Networks adopted the provisions of SFAS 144 effective January 1, 2002.

            SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. During the three months ended September 30, 2002, Nortel Networks recorded a write down for plant and equipment and inventory assets of $122 pursuant to SFAS 144. See note 6 for further information regarding this write down.

4.     Discontinued operations

       On June 14, 2001, Nortel Networks Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband solutions, including copper, cable, and fixed wireless solutions, as well as Nortel Networks then current consolidated membership interest in Arris Interactive LLC ("Arris") and equity investment in Elastic Networks Inc. ("Elastic Networks"). Also affected by the decision were Nortel Networks prior acquisitions of Promatory Communications, Inc. ("Promatory"), Aptis Communications, Inc. ("Aptis"), and Broadband Networks Inc.

       Pursuant to APB 30, the revenues, costs and expenses, assets and liabilities, and cash flows of Nortel Networks access solutions operations have been segregated in the accompanying unaudited Consolidated Statements of Operations, unaudited Consolidated Balance Sheets, and unaudited Consolidated Statements of Cash Flows, and are reported as "discontinued operations".

       The results of discontinued operations for the three months and nine months ended September 30, presented in the accompanying unaudited Consolidated Statements of Operations, were as follows:


       ---------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2002            2001            2002            2001
       ---------------------------------------------------------------------------------------------------------------------
       Revenues                                                       $   -           $ 151           $ 138        $    862
       ---------------------------------------------------------------------------------------------------------------------
       Net loss from discontinued operations - net of tax of $122     $   -           $   -           $   -        $   (354)
       Net loss on disposal of operations - net of tax of $596            -               -               -          (2,184)
       ---------------------------------------------------------------------------------------------------------------------
       Net loss from discontinued operations - net of tax             $   -           $   -           $   -        $ (2,538)
       =====================================================================================================================

       During the three months ended June 30, 2002, Arris Group Inc. ("Arris Group") completed a secondary public offering of 15 million common shares held by Nortel Networks. Following the closing of the offering on June 25, 2002, Nortel Networks owned 22 million shares, or approximately 27 percent of Arris Group's common shares. The cash proceeds received were $67 and a gain of approximately $15 was recorded as a result of this transaction, which is included in the estimated remaining provisions required for discontinued operations. During the three months ended March 31, 2002, Nortel Networks recorded a gain of approximately $13 due to the reduction of Nortel Networks ownership interest in Arris Group, received for Nortel Networks original interest in Arris, from approximately 49 percent to approximately 46 percent as a result of Arris Group's issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

       On April 21, 2002, Nortel Networks entered into an agreement with Aastra Technologies Limited to sell certain assets, which were included in discontinued operations, associated with Nortel Networks prior acquisition of Aptis. The transaction was completed during the three months ended June 30, 2002. The consideration primarily consisted of approximately $16 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. Nortel Networks recorded a loss of approximately $43 on the transaction, which reduced the estimated remaining provisions for discontinued operations.

       On March 5, 2002, Nortel Networks divested its approximately 46 percent ownership interest in Elastic Networks to Paradyne Networks, Inc. ("Paradyne") in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel Networks recorded a gain of approximately $7 on the transaction, which is included in the estimated remaining provisions required for discontinued operations.

       In connection with the decision to discontinue the access solutions operations on June 14, 2001, Nortel Networks recorded a pre-tax loss on disposal of the access solutions operations of $2,780 in the three months ended June 30, 2001, which reflected the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflected: the write-off of goodwill associated with the acquisition of Promatory in the amount of $417; provisions for both short-term and long-term receivables of $600; a provision for inventories of $381; other asset write-offs totaling $151; future contractual obligations and estimated liabilities of $1,059; and estimated operating losses during the planned period of disposition of $172.

       During the nine months ended September 30, 2002, Nortel Networks has continued to wind down the access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business since June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Therefore, although disposal activities continue beyond the one-year period generally contemplated under APB 30, Nortel Networks continues to present the access solutions operations as discontinued operations in the Consolidated Financial Statements. Nortel Networks has disposed of or transitioned the ownership of certain operations, and operations not disposed of or so transitioned are expected to be closed. Nortel Networks now expects to complete this plan by early 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer issues, any applicable regulatory requirements, and business issues.

       At September 30, 2002, the remaining accruals of $98 related to the above-noted future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition, were included in current liabilities of discontinued operations. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the sale of certain remaining assets to be disposed of.

       The assets and liabilities of discontinued operations presented in the accompanying unaudited Consolidated Balance Sheets were as follows:

       ----------------------------------------------------------------------------------------------------------------------
                                                                                             September 30,      December 31,
                                                                                                      2002              2001
       ----------------------------------------------------------------------------------------------------------------------
       Accounts receivable - net                                                                      $ 20             $ 109
       Inventories - net                                                                                 -                66
       Deferred income taxes                                                                           185               348
       Other current assets                                                                             81               175
       ----------------------------------------------------------------------------------------------------------------------
       Total current assets of discontinued operations                                                 286               698

       Intangible assets - net                                                                           -                17
       Other long-term assets                                                                           66               266
       ----------------------------------------------------------------------------------------------------------------------
       Total assets of discontinued operations                                                       $ 352             $ 981
       ======================================================================================================================

       Current liabilities                                                                           $ 101             $ 384
       Long-term liabilities (included in Other liabilities)                                             2                11
       ----------------------------------------------------------------------------------------------------------------------
       Total liabilities of discontinued operations                                                  $ 103             $ 395
       ======================================================================================================================

       The net cash from (used in) discontinued operations for the nine months ended September 30, 2002 and 2001, presented in the accompanying unaudited Consolidated Statements of Cash Flows, was as follows:

       ----------------------------------------------------------------------------------------------------------------------
                                                                                                      2002             2001
       ----------------------------------------------------------------------------------------------------------------------
       Cash flows from (used in) discontinued operations
         Operating activities                                                                 $        238       $     (577)
         Investing activities                                                                           97               18
       ----------------------------------------------------------------------------------------------------------------------
       Net cash from (used in) discontinued operations                                        $        335       $     (559)
       ======================================================================================================================

5.     Consolidated financial statement details

       Consolidated balance sheets

       Inventories - net:

       ---------------------------------------------------------------------------------------------------------------------
                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                     2002              2001
       ---------------------------------------------------------------------------------------------------------------------
       Raw materials                                                                              $   474           $   744
       Work in process                                                                                367               576
       Finished goods                                                                                 290               243
       ---------------------------------------------------------------------------------------------------------------------
       Inventories - net (a)                                                                      $ 1,131           $ 1,563
       =====================================================================================================================


       (a) Net of inventory provisions of $1,184 and $911 as at September 30, 2002 and December 31, 2001, respectively. Nortel Networks has also accrued in other accrued liabilities $189 and $565 at September 30, 2002 and December 31, 2001, respectively, for cancellation charges, for inventory in excess of future demand, and for the settlement of certain other claims related to its contract manufacturers or suppliers.

       GOODWILL:

       The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 are as follows:

       ----------------------------------------------------------------------------------------------------------------------
                                                            OPTICAL       WIRELESS      WIRELINE    ENTERPRISE
                                                            NETWORKS      NETWORKS      NETWORKS     NETWORKS         TOTAL
       ----------------------------------------------------------------------------------------------------------------------
       Balance as at January 1, 2002                         $ 258          $ 21          $ 481       $ 1,523        $ 2,283
       Change:
         Write down (a)                                       (264)            -              -             -           (264)
         Other                                                   6             -             (1)           (4)             1
       ----------------------------------------------------------------------------------------------------------------------
       Balance as at September 30, 2002                      $   -          $ 21          $ 480       $ 1,519        $ 2,020
       ======================================================================================================================

       (a) See note 6 for further information regarding this goodwill write down.

       INTANGIBLE ASSETS - NET:

       ---------------------------------------------------------------------------------------------------------------------
                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                     2002              2001
       ---------------------------------------------------------------------------------------------------------------------

       Acquired technology                                                                        $ 5,201           $ 5,201
       Less: accumulated amortization                                                              (5,198)           (5,181)
       ---------------------------------------------------------------------------------------------------------------------
       Intangible assets - net                                                                    $     3           $    20
       =====================================================================================================================

       Consolidated statements of cash flows

       Interest and income taxes paid (received):

       ---------------------------------------------------------------------------------------------------------------------
                                                                                                   NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                     2002              2001
       ---------------------------------------------------------------------------------------------------------------------
       Interest paid                                                                             $    168             $ 195
       Income taxes paid (received)                                                              $ (1,223)            $ 195
       =====================================================================================================================

6.     Special charges

       Special charges were as follows:

       ---------------------------------------------------------------------------------------------------------------------
                                                                   CONTRACT
                                                                 SETTLEMENT    PLANT AND
                                                      WORKFORCE   AND LEASE    EQUIPMENT                GOODWILL
                                                      REDUCTION       COSTS  WRITE DOWNS      OTHER   WRITE DOWN      TOTAL
       ---------------------------------------------------------------------------------------------------------------------

       Provision Balance as at December 31, 2001        $   393       $ 773       $    -    $    31       $    -    $ 1,197

       Special Charges for the three months ended:
         March 31, 2002                                     312          56           75          -            -        443
         June 30, 2002                                      117           1          189          -            -        307
         September 30, 2002                                 317          95           51        122          264        849
       ---------------------------------------------------------------------------------------------------------------------
        Subtotal                                          1,139         925          315        153          264      2,796
       ---------------------------------------------------------------------------------------------------------------------

        2002 Cumulative Drawdowns:
         Cash                                              (595)       (253)           -        (11)           -       (859)
         Non-Cash                                          (107)          -         (315)      (122)        (264)      (808)
       ---------------------------------------------------------------------------------------------------------------------
       Provision Balance as at September 30, 2002       $   437       $ 672       $    -    $    20       $    -    $ 1,129
       =====================================================================================================================

       Three months and nine months ended September 30, 2002

       For the three months and nine months ended September 30, 2002, Nortel Networks recorded special charges of $849 and $1,599, respectively, related to restructuring activities, write downs of other assets and goodwill. The special charges relating to restructuring are associated with the work plan that Nortel Networks began implementing in 2001 and continued into the third quarter of 2002, to streamline operations and activities around core markets and leadership strategies.

       Restructuring activities

       Workforce reduction charges of $317 and $746 for the three months and nine months ended September 30, 2002, respectively, were related to the cost of severance and benefits associated with approximately 3,400 and 9,300 employees notified of termination during the three months and nine months ended September 30, 2002, respectively, across all of Nortel Networks segments. Included in the workforce reduction charges for the three months and nine months ended September 30, 2002, are $107 of non-cash pension settlement and curtailment charges.

       Contract settlement and lease costs included negotiated settlements of $95 and $152 for the three months and nine months ended September 30, 2002, respectively, to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments.

       As part of its review of financial results during the three months and nine months ended September 30, 2002, Nortel Networks performed assessments of certain plant and equipment assets, primarily in the Optical Networks segment, due to the current market conditions and the delay in the anticipated recovery of that segment. The conclusion of these assessments resulted in a write down of certain plant and equipment assets primarily within the Optical Networks segment of approximately $31 and $295 during the three months and nine months ended September 30, 2002, respectively. Also included in plant and equipment write downs during the three months and nine months ended September 30, 2002, was approximately $20 of leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities.

       Other

         Assets held for sale

       SFAS 144 requires assets held for sale to be measured at the lower of their carrying amount or fair values less costs to sell. During the three months ended September 30, 2002, certain plant and equipment and inventory of the Optical Networks segment met the criteria of assets held for sale. Based on the expected fair value of these assets to be realized on sale, Nortel Networks recorded a charge of $122 against their carrying amounts during the three months ended September 30, 2002. The remaining fair value of these assets of $47 is included in inventory. See note 17 for additional information regarding the asset sale transaction.

         Goodwill write down

       As a result of the continued decline in both Nortel Networks overall market value generally and in the Optical Networks segment specifically, Nortel Networks, as part of its review of financial results during the three months ended September 30, 2002, evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the remaining goodwill associated with them. As a result, Nortel Networks recorded a goodwill write down of $264.

       Fair value was estimated using the expected present value of discounted future cash flows of the businesses within the Optical Networks segment. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates.

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

       Period from January 1, 2001 to September 30, 2002

       Of the approximately 44,800 employees notified during the period from January 1, 2001 to September 30, 2002, approximately 16,300 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products, and approximately 28,500 were indirect sales, marketing, research and development, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of Nortel Networks segments. As at September 30, 2002, the workforce reduction provision balance has been drawn down by cumulative cash payments of $1,559, plus $93 of non-cash pension settlement and curtailment charges, resulting in an ending provision balance for workforce reduction of $437. The remaining provision is expected to be substantially drawn down by the end of 2003.

       In connection with the above noted workforce reduction, Nortel Networks identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, Nortel Networks recorded net lease costs of approximately $867. The costs primarily related to Nortel Networks future contractual obligations under operating leases. Offsetting the total lease charge is approximately $513 in expected sublease revenue on leases that Nortel Networks cannot terminate. Nortel Networks expects to have subleased substantially all of these properties by the end of 2004. In addition, Nortel Networks wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $112, which is included in plant and equipment write downs, reflected the net realizable value based on market assessments for general purpose facilities.

       Contract settlement and lease costs included negotiated settlements of approximately $169, to either cancel contracts or renegotiate existing contracts across all of Nortel Networks segments. As at September 30, 2002, the provision balance for contract settlement and lease costs was drawn down by cumulative cash payments of $363, resulting in an ending provision balance of $672. The remaining provision is expected to be substantially drawn down by the end of 2006.

       Plant and equipment write downs of approximately $462 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

       In addition, as a result of the significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks has performed assessments of certain plant and equipment assets as part of its review of financial results during 2001 and the first nine months of 2002. The conclusion of these assessments resulted in write downs of certain plant and equipment assets totaling approximately $680, as summarized below.

       Within the Optical Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required, or the carrying value of which was not recoverable from future cash flows, as a result of the industry and economic environment. As a result, Nortel Networks recorded charges totaling approximately $498 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment, other than equipment that it continues to hold and use, by the second quarter of 2003. In 2001, Nortel Networks also wrote down the net carrying value of a specialized manufacturing facility within the Optical Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

       Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, Nortel Networks recorded charges totaling approximately $91 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. Nortel Networks expects to dispose of this equipment by the second quarter of 2003.

7.     Income taxes

       At September 30, 2002, Nortel Networks net deferred tax assets were $3,053, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities, and non-current assets and liabilities, plus the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards. These carry forwards expire at various dates beginning in 2003.

       During the three months ended September 30, 2002, Nortel Networks recorded an income tax benefit of $314 on a pre-tax loss of $1,294, which was more than offset by the recording of certain additional income tax valuation allowances of $450. These additional valuation allowances were recorded in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company's deferred tax assets will not be realized. The increase in the valuation allowances can be attributed to further telecommunications market declines in the three months ended September 30, 2002 and the resultant decline in forecasted taxable income.

       Nortel Networks assesses the realizability of its net deferred tax assets quarterly, and based on all available evidence, both positive and negative, concludes whether it is more likely than not that these deferred tax assets will be realized. During the three months ended September 30, 2002, Nortel Networks assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including Nortel Networks seven consecutive quarters of losses, and concluded that it was more likely than not, that an additional $450 of the net deferred tax assets as at September 30, 2002, were not realizable. If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that the remaining net deferred tax assets or some portion thereof are not realizable. As a result, Nortel Networks may need to establish additional tax valuation allowances for all or a portion of its deferred tax assets.

       Nortel Networks effective tax benefit rate fluctuates from period to period primarily as a result of the impact of certain non-tax deductible restructuring charges, goodwill write downs, IPR&D expense, stock option compensation, non-tax deductible goodwill amortization prior to January 1, 2002 and changes in the geographic earnings (loss) mix. Nortel Networks effective tax benefit rate is not meaningful for the three months ended September 30, 2002 as a result of recording the above noted income tax valuation allowances. Excluding the additional income tax valuation allowances and above noted impacts as applicable, the effective rate would have been 31.0 percent for the three months and nine months ended September 30, 2002, respectively. For the three months and nine months ended September 30, 2001 the effective tax rate was 30.0 percent and 30.9 percent, respectively.

       Global investment tax credits of $21 and $63 for the three months ended September 30, 2002 and 2001, respectively, and $75 and $109 for the nine months ended September 30, 2002 and 2001, respectively, have been incorporated into the income tax benefit (provision).

8.     Related party transactions

       Nortel Networks engages in certain transactions with Nortel Networks Corporation and directly owned subsidiaries of Nortel Networks Corporation. These transactions include cash borrowings between the parties in addition to funding activities pursuant to reciprocal credit agreements. As at September 30, 2002 and December 31, 2001, the balance included in trade and other accounts payable owing to Nortel Networks Corporation was $11 and $134, respectively, and to directly owned subsidiaries of Nortel Networks Corporation was $164 and $116, respectively.

       On August 29, 2002, a payment was made by a subsidiary of Nortel Networks to Nortel Networks Corporation equal to $525 representing the difference between the market value of Nortel Networks Corporation common shares and the exercise price of Nortel Networks Corporation stock options held and exercised by employees of the subsidiary. This payment is referred to as stock option fair value increment in the consolidated statement of cash flows.

9.     Common shares

       On September 27, 2002, Nortel Networks issued 1 common share to Nortel Networks Corporation in exchange for cash consideration of $672. Nortel Networks Corporation, as the holder of all of Nortel Networks issued and outstanding common shares, approved a reduction in Nortel Networks legal stated capital for its common shares in the amount of $672.

       On August 29, 2002, Nortel Networks issued 1 common share to Nortel Networks Corporation in exchange for cash consideration of $525. Nortel Networks Corporation, as the holder of all Nortel Networks issued and outstanding common shares, approved a reduction in Nortel Networks legal stated capital for its common shares in the amount of $525.

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

10.    Comprehensive loss

       The components of comprehensive loss, net of tax, were as follows:

       ---------------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  2002         2001         2002       2001
       ---------------------------------------------------------------------------------------------------------------------
       Net loss                                                               $ (1,431)    $ (3,270)    $ (2,785)  $(12,525)
         Other comprehensive income (loss):
         Change in foreign currency translation adjustment (a)                     (94)         (92)          (3)      (310)
         Unrealized gain (loss) on investments - net (b)                            (7)          30          (10)       (43)
         Unrealized derivative gains (losses) on cash flow hedges - net (c)         (8)         (14)           7        (20)
       ---------------------------------------------------------------------------------------------------------------------
       Comprehensive loss                                                     $ (1,540)    $ (3,346)    $ (2,791)  $(12,898)
       =====================================================================================================================

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

       (c) Nortel Networks estimates that $9 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next twelve months.

11.    Segmented information

       General description

       Nortel Networks operations are organized around four reportable segments; Wireless Networks ("Wireless"), Enterprise Networks ("Enterprise"), Wireline Networks ("Wireline"), and Optical Networks ("Optical", formerly named Optical Long-Haul Networks). Enterprise and Wireline were previously included together as the Metro and Enterprise Networks segment. Nortel Networks reportable segments are focused on providing seamless networking products and service capabilities across Wireless, Enterprise, Wireline and Optical. These product and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communication service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations. Wireless includes wireless mobility switching and access products for voice and data communications that span most major global mobility standards. Enterprise includes a range of Ethernet and application switching solutions, security solutions, virtual private networks and routers, enterprise telephony solutions, digital switching systems, business solutions and applications, and network management software, along with related professional services used by our enterprise customers. Wireline includes a range of Optical Ethernet solutions, packet switching and routing solutions, such as data switching systems, aggregation products, virtual private network gateways, and routers, and circuit to packet solutions, such as digital switching systems, and network management software, together with related professional services used by our service provider customers. Optical includes long-haul optical transmission products designed to provide long-distance, high capacity dense wavelength division multiplexing transport, metro optical transmission products, traditional optical transmission systems that support most global transmission standards, optical switch platforms, and optical components for long distance optical networks.

       "Other" represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

       As described in note 4, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate segment within Other. The data included below excludes amounts related to the operations of the access solutions segment.

       Nortel Networks President and Chief Executive Officer ("CEO") has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from Nortel Networks management reporting system. Contribution margin represents the primary financial measure used by the CEO in assessing performance and allocating resources, and includes the cost of revenues, and selling, general and administrative expense, for which the segment managers are held accountable. Costs associated with shared services, and other corporate costs, are allocated to the segments based on usage determined by headcount. Costs not allocated are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in Other. In addition, the CEO does not review asset information on a segmented basis. The accounting policies of the reportable segments are the same as those described in Nortel Networks audited Consolidated Financial Statements for the year ended December 31, 2001.

       Segments

       During the three months ended September 30 2002, Nortel Networks changed the way it managed its business to streamline and focus more directly on its customers in four key businesses. Consequently, the former Metro and Enterprise Networks segment was split into two new segments Enterprise and Wireline, each with its own segment manager reporting directly to the CEO. During the three months ended June 30, 2002, management shifted the accountability for the metro optical portion of the former Metro and Enterprise segment to Optical. As a result, financial information for these two segments is reported on the new basis commencing in the three months ended September 30, 2002 and historical comparative financial information has been restated. The following tables set forth information by segments:

       -----------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2002              2001              2002              2001
       -----------------------------------------------------------------------------------------------------------------
       REVENUES
       Wireless                                          $    940          $  1,349          $  3,199         $   4,510
       Enterprise                                             617               719             1,927             2,450
       Wireline                                               482               896             1,748             3,526
       Optical                                                308               575             1,117             2,873
       Other                                                    6               134                42               574
       -----------------------------------------------------------------------------------------------------------------
       Total                                             $  2,353          $  3,673          $  8,033         $  13,933
       -----------------------------------------------------------------------------------------------------------------
       Contribution margin
       Wireless                                          $    276          $     68             $ 761         $     215
       Enterprise                                              95                51               272               170
       Wireline                                                83              (242)              259               250
       Optical                                               (117)           (1,533)             (715)           (2,621)
       Other                                                 (175)             (251)             (338)             (653)
       -----------------------------------------------------------------------------------------------------------------
       Total                                                  162            (1,907)              239            (2,639)

       Research and development expense                      (553)             (771)           (1,697)           (2,547)
       Amortization of acquired technology                     (6)             (145)              (17)             (551)
       Amortization of goodwill                                 -              (357)                -            (1,718)
       Special charges                                       (849)           (1,000)           (1,599)           (4,630)
       Gain on sale of businesses                               -                45                 3                45
       -----------------------------------------------------------------------------------------------------------------
       Consolidated operating loss                       $ (1,246)         $ (4,135)         $ (3,071)        $ (12,040)
       =================================================================================================================

12.    Commitments

       Nortel Networks enters into bid and performance bonds related to various contracts, which generally have terms ranging from two to five years. Potential payments due under these bonds are related to performance under the applicable contract. The total amount of bid and performance bonds that were available and undrawn was $576, excluding restricted cash and cash equivalents, at September 30, 2002.

       During the nine months ended September 30, 2002, Nortel Networks entered into a sale leaseback transaction for one of its properties which did not qualify for off-balance sheet treatment. As a result, Nortel Networks continues to include approximately $170 as plant and equipment for this property and has recorded a capital lease obligation of $170.

13.    Restricted cash and cash equivalents

       Due to the current general economic and industry environment, and Nortel Networks current credit ratings, the basis under which customer performance bonds and contracts can be obtained has changed, resulting in (but not limited to) increased cash collateral requirements and/or increased fees in connection with obtaining new customer performance bonds and contracts. As at September 30, 2002, approximately $420 of cash and cash equivalents was restricted as cash collateral for certain customer performance bonds and contracts.

14.    Contingencies

       Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum.

       A class action lawsuit against Nortel Networks Corporation was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation ("JDS") between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

       On July 17, 2002, a new purported class action lawsuit (the "Ontario Claim") was filed in the Ontario Superior Court of Justice, Commercial List, naming Nortel Networks Corporation, certain of its current and former officers and directors, and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Cdn.$5,000, plus punitive damages in the amount of Cdn.$1,000, prejudgment and postjudgment interest, and costs of the action.

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

       A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Corporation Long-Term Investment Plan (the "Plan") at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period of March 7, 2000 through December 21, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York.

       On February 12, 2001, Nortel Networks Inc. ("NNI"), an indirect subsidiary of Nortel Networks Corporation, was served with a consolidated amended class action complaint (the "First Complaint") that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) ("Entrust") and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division) (the "District Court"). The First Complaint alleges that Entrust, two officers of Entrust, and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks Corporation filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the "Second Complaint") against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, Nortel Networks Corporation filed a motion to dismiss the Second Complaint. The motion was granted by the District Court on September 30, 2002, and the Second Complaint was dismissed without leave to amend. Plaintiff's time to appeal the decision of the District court has not yet expired.

       On March 4, 1997, Bay Networks, Inc. ("Bay Networks"), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California (the "Federal Court") and the California Superior Court, County of Santa Clara (the "California Court"), against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs' appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants' motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The plaintiffs are appealing the dismissal of their class allegations.

       Except as otherwise described herein, in each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

       Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

       Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which, unless otherwise specified, seek damages of material or indeterminate amounts. Nortel Networks cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on the business, results of operations, and financial condition of Nortel Networks. Nortel Networks and any named directors and officers of Nortel Networks intend to vigorously defend these actions, suits, claims, proceedings and investigations.

15.    Credit facilities

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

       During the nine months ended September 30, 2002, Nortel Networks sold certain real estate in the United Kingdom which resulted in reductions in the available commitments under Nortel Networks and NNI's December 20, 2001 credit facilities by approximately $65 to $1,510.

16.    Recent pronouncements

       In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)" ("EITF 94-3"). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset.

       Nortel Networks has not yet determined the effect that the adoption of SFAS 146 and 143 will have on its business, results of operations, and financial condition.

17.    Subsequent events

       On October 17, 2002 Nortel Networks Corporation announced that it expects the $1,510 December 20, 2001 credit facilities, that mature December 13, 2002 and which are currently undrawn, will not be amended or extended.

       On October 17, 2002, Nortel Networks Corporation announced that the decline in world capital markets and global interest rates over the past year have had a significant negative impact on the investment assets and liabilities of Nortel Networks registered pension plans which are managed by third parties. As a result, we expect to record at December 31, 2002, a non-cash charge to shareholder's equity, currently expected to be between $600 and $700, related to the increase in the minimum required recognizable deficit associated with these registered pension plans.

       On October 7, 2002, Nortel Networks Corporation announced an agreement whereby it will sell certain assets relating to its optical components business to Bookham Technology plc ("Bookham") for consideration of 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, debt of $50, and cash of $10. Under the terms of the agreement, Nortel Networks Corporation will sell the transmitter and receiver business located in Paignton, U.K., Ottawa, Canada, and Harlow, U.K., and the pump laser and amplifiers business located in Paignton, U.K., Zurich, Switzerland, and Poughkeepsie, New York. The assets sold include plant and equipment, inventory, patents, other intellectual property and trademarks. The transaction includes a 3-year supply agreement with a minimum purchase commitment of approximately $120 for the first 18 months. This transaction closed on November 8, 2002.

18.    Supplemental consolidating financial information

       As a result of Nortel Networks current credit ratings, various liens, pledges, and guarantees are effective under certain credit and security agreements entered into by Nortel Networks and various of its subsidiaries and will remain effective notwithstanding Nortel Networks announcement on October 17, 2002 that it expects its $1,510 December 20, 2001 credit facilities, that mature December 13, 2002, to expire without extension or amendment. In addition, in accordance with the covenants in the trust indentures for all of Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at September 30, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks and NNI's credit agreements by liens on substantially all of the assets of Nortel Networks and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries have guaranteed Nortel Networks obligations under the credit agreements and outstanding public debt securities (the "Guarantor Subsidiaries"). Non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges, or guarantees.

       The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation's $1,800
       4.25 percent convertible senior notes due September 1, 2008.

       The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations, and the consolidated total as at September 30, 2002 and December 31, 2001, and for the three months and nine months ended September 30, 2002 and 2001.

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

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2002:

----------------------------------------------------------------------------------------------------------------------
                                                      NORTEL                        NON-
                                                    NETWORKS      GUARANTOR    GUARANTOR
                                                     LIMITED   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Revenues                                            $    604        $ 1,780        $ 655       $  (686)      $  2,353
Cost of revenues                                         527          1,143          529          (686)         1,513
----------------------------------------------------------------------------------------------------------------------
Gross profit                                              77            637          126             -            840

Selling, general and administrative expense              245            394           39             -            678
Research and development expense                         235            251           67             -            553
Amortization of acquired technology                        -              6            -             -              6
Special charges                                          194            591           64             -            849
----------------------------------------------------------------------------------------------------------------------
Operating loss                                          (597)          (605)         (44)            -         (1,246)

Equity in net loss of associated companies            (1,210)           (79)          (2)        1,286             (5)
Other income (expense) - net                             (46)            71          (22)            -              3
Interest expense
  Long-term debt                                         (28)             -           (6)            -            (34)
  Other                                                    -             (6)          (6)            -            (12)
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
 before income taxes                                  (1,881)          (619)         (80)        1,286         (1,294)
Income tax provision                                     (75)           (62)           -             -           (137)
----------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                   (1,956)          (681)         (80)        1,286         (1,431)
Net loss from discontinued operations
 - net of tax                                              -              -            -             -              -
----------------------------------------------------------------------------------------------------------------------
Net loss                                              (1,956)          (681)         (80)        1,286         (1,431)
Dividends on preferred shares                             (6)             -            -             -             (6)
----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shares                $ (1,962)       $  (681)       $ (80)      $ 1,286       $ (1,437)
======================================================================================================================

Supplemental Consolidating Statements of Operations for the three months ended September 30, 2001:

---------------------------------------------------------------------------------------------------------------
                                              NORTEL                        NON-
                                            NETWORKS     GUARANTOR     GUARANTOR
                                             LIMITED  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Revenues                                    $    963      $  2,496       $ 1,046        $  (832)      $  3,673
Cost of revenues                               1,319         2,294           902           (832)         3,683
---------------------------------------------------------------------------------------------------------------
Gross profit (loss)                             (356)          202           144              -            (10)

Selling, general and administrative expense      301         1,396           200              -          1,897
Research and development expense                 193           460           118              -            771
Amortization of intangibles
  Acquired technology                              -           145             -              -            145
  Goodwill                                         4           327            26              -            357
Special charges                                  164           593           243              -          1,000
Gain on sale of businesses                       (10)          (16)          (19)             -            (45)
---------------------------------------------------------------------------------------------------------------
Operating loss                                (1,008)       (2,703)         (424)             -         (4,135)

Equity in net loss of
 associated companies                         (2,222)         (430)            -          2,646             (6)
Other income (expense) - net                     (45)         (197)          (71)             -           (313)
Interest expense
  Long-term debt                                 (37)            1            (7)             -            (43)
  Other                                          (11)          (12)           (5)             -            (28)
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations
 before income taxes                          (3,323)       (3,341)         (507)         2,646         (4,525)
Income tax benefit                                53         1,052           150              -          1,255
---------------------------------------------------------------------------------------------------------------
Net loss from continuing operations           (3,270)       (2,289)         (357)         2,646         (3,270)
Net loss from discontinued operations
 - net of tax                                      -             -             -              -              -
---------------------------------------------------------------------------------------------------------------
Net loss                                      (3,270)       (2,289)         (357)         2,646         (3,270)
Dividends on preferred shares                     (6)            -             -              -             (6)
---------------------------------------------------------------------------------------------------------------
Net loss applicable to common shares        $ (3,276)     $ (2,289)      $  (357)       $ 2,646       $ (3,276)
===============================================================================================================

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2002:

---------------------------------------------------------------------------------------------------------------------
                                                      NORTEL                        NON-
                                                    NETWORKS     GUARANTOR     GUARANTOR
                                                     LIMITED  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Revenues                                            $  2,208      $  5,971       $ 2,116     $ (2,262)      $  8,033
Cost of revenues                                       1,989         4,078         1,807       (2,262)         5,612
---------------------------------------------------------------------------------------------------------------------
Gross profit                                             219         1,893           309            -          2,421

Selling, general and administrative expense              480         1,436           266            -          2,182
Research and development expense                         673           802           222            -          1,697
Amortization of acquired technology                        -            17             -            -             17
Special charges                                          457           925           217            -          1,599
Loss (gain) on sale of businesses                         (1)           (3)            1            -             (3)
---------------------------------------------------------------------------------------------------------------------
Operating loss                                        (1,390)       (1,284)         (397)           -         (3,071)

Equity in net loss of associated companies            (2,097)         (327)           (8)       2,413            (19)
Other income (expense) - net                             (12)           14            (7)           -             (5)
Interest expense
  Long-term debt                                         (84)            -           (20)           -           (104)
  Other                                                   (3)          (22)           (8)           -            (33)
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
 before income taxes                                  (3,586)       (1,619)         (440)       2,413         (3,232)
Income tax benefit                                       276            73            98            -            447
---------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                   (3,310)       (1,546)         (342)       2,413         (2,785)
Net loss from discontinued operations
 - net of tax                                              -             -             -            -              -
---------------------------------------------------------------------------------------------------------------------
Net loss                                              (3,310)       (1,546)         (342)       2,413         (2,785)
Dividends on preferred shares                            (16)            -             -            -            (16)
---------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shares                $ (3,326)     $ (1,546)      $  (342)    $  2,413       $ (2,801)
=====================================================================================================================

Supplemental Consolidating Statements of Operations for the nine months ended September 30, 2001:

---------------------------------------------------------------------------------------------------------------
                                            NETWORKS     GUARANTOR     GUARANTOR
                                             LIMITED  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------

Revenues                                    $  3,738      $ 10,279      $  3,885       $ (3,969)     $  13,933
Cost of revenues                               3,905         8,251         3,577         (3,969)        11,764
---------------------------------------------------------------------------------------------------------------
Gross profit (loss)                             (167)        2,028           308              -          2,169

Selling, general and administrative expense      726         3,462           620              -          4,808
Research and development expense                 100         2,152           295              -          2,547
Amortization of intangibles
  Acquired technology                              -           551             -              -            551
  Goodwill                                        13         1,244           461              -          1,718
Special charges                                  409         2,440         1,781              -          4,630
Gain on sale of businesses                       (10)          (29)           (6)             -            (45)
---------------------------------------------------------------------------------------------------------------
Operating loss                                (1,405)       (7,792)       (2,843)             -        (12,040)

Equity in net earnings (loss) of
associated companies                          (8,915)       (1,720)            1         10,496           (138)
Other income (expense) - net                      (5)         (228)          (19)             -           (252)
Interest expense
  Long-term debt                                (107)            2           (22)             -           (127)
  Other                                          (30)          (48)          (12)             -            (90)
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations
 before income taxes                         (10,462)       (9,786)       (2,895)        10,496        (12,647)
Income tax benefit                               460         1,740           445              -          2,645
---------------------------------------------------------------------------------------------------------------
Net loss from continuing operations          (10,002)       (8,046)       (2,450)        10,496        (10,002)
Net loss from discontinued operations
 - net of tax                                 (2,538)       (1,650)            -          1,650         (2,538)
---------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of
 accounting change                           (12,540)       (9,696)       (2,450)        12,146        (12,540)
Cumulative effect of accounting change
 - net of tax of $9                               15             -             -              -             15
---------------------------------------------------------------------------------------------------------------
Net loss                                     (12,525)       (9,696)       (2,450)        12,146        (12,525)
Dividends on preferred shares                    (21)            -             -              -            (21)
---------------------------------------------------------------------------------------------------------------
Net loss applicable to common shares        $(12,546)     $ (9,696)     $ (2,450)      $ 12,146      $ (12,546)
===============================================================================================================

Supplemental Consolidating Balance Sheets as at September 30, 2002:

----------------------------------------------------------------------------------------------------------------------
                                                      NORTEL                        NON-
                                                    NETWORKS     GUARANTOR     GUARANTOR
                                                     LIMITED  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                         $    412     $   2,724     $     953      $       -     $   4,089
  Restricted cash and cash equivalents                    47           352            21              -           420
  Accounts receivable - net                              307         1,247           459              -         2,013
  Intercompany accounts receivable                     4,945           693           332         (5,968)            2
  Inventories - net                                      666           210           255              -         1,131
  Income taxes recoverable                                 -            58             -              -            58
  Deferred income taxes - net                            529           486           149              -         1,164
  Other current assets                                    76           433           161              -           670
  Current assets of discontinued operations              100           186             -              -           286
----------------------------------------------------------------------------------------------------------------------
Total current assets                                   7,082         6,389         2,330         (5,968)        9,833

Long-term receivables - net                              126           900           589         (1,536)           79
Investments at cost and associated
  companies at equity                                    858        (8,355)          123          7,550           176
Plant and equipment - net                                419           942           305              -         1,666
Goodwill - net                                             -         1,948            72              -         2,020
Intangible assets - net                                    -             3             -              -             3
Deferred income taxes - net                              607         1,662           124              -         2,393
Other assets                                             188           129           241              -           558
Long-term assets of discontinued operations               23            43             -              -            66
----------------------------------------------------------------------------------------------------------------------
Total assets                                        $  9,303     $   3,661     $   3,784           $ 46     $  16,794
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                     $      2     $       3     $     123      $       -     $     128
  Trade and other accounts payable                       334           818           152              -         1,304
  Intercompany accounts payable                           24         3,347         2,780         (5,968)          183
  Payroll and benefit-related liabilities                 53           489            95              -           637
  Other accrued liabilities                              929         2,795           887              -         4,611
  Income taxes payable                                    20             4            86              -           110
  Long-term debt due within one year                     504            11             1              -           516
  Current liabilities of discontinued operations          35            66             -              -           101
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                              1,901         7,533         4,124         (5,968)        7,590

Deferred income                                            2            96             1              -            99
Long-term debt                                         1,775           173           362              -         2,310
Deferred income taxes - net                              345           151             8              -           504
Other liabilities                                        633         1,200         1,273         (1,536)        1,570
Minority interest in subsidiary companies                  -             -            74              -            74
----------------------------------------------------------------------------------------------------------------------
                                                       4,656         9,153         5,842         (7,504)       12,147
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred shares                                         536           365             -           (365)          536
Common shares                                          2,111         5,405           773         (6,178)        2,111
Additional paid-in capital                            20,803         1,546         3,927         (5,473)       20,803
Deficit                                              (17,833)      (13,721)       (6,625)        20,346       (17,833)
Accumulated other comprehensive income (loss)           (970)          913          (133)          (780)         (970)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                             4,647        (5,492)       (2,058)         7,550         4,647
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $  9,303     $   3,661     $   3,784      $      46     $  16,794
======================================================================================================================

Supplemental Consolidating Balance Sheets as at December 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                                                    NORTEL                          NON-
                                                  NETWORKS      GUARANTOR      GUARANTOR
                                                   LIMITED   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                      $     (41)     $   2,340      $   1,158      $       -     $   3,457
  Accounts receivable - net                            409          2,032            480              -         2,921
  Intercompany accounts receivable                   4,952          1,054            588         (6,592)            2
  Inventories - net                                    810            511            242              -         1,563
  Income taxes recoverable                             343            442              5              -           790
  Deferred income taxes - net                          287          1,080             34              -         1,401
  Other current assets                                 107            563            177              -           847
  Current assets of discontinued operations            244            454              -              -           698
----------------------------------------------------------------------------------------------------------------------
Total current assets                                 7,111          8,476          2,684         (6,592)       11,679

Long-term receivables - net                            225          1,078            547         (1,647)          203
Investments at cost and associated
  companies at equity                                2,543         (8,097)           516          5,301           263
Plant and equipment - net                              705          1,353            401              -         2,459
Goodwill - net                                          31          2,117            135              -         2,283
Intangible assets - net                                  -             20              -              -            20
Deferred income taxes - net                            436          1,578             92              -         2,106
Other assets                                           132            313            252              -           697
Long-term assets of discontinued operations             99            184              -              -           283
----------------------------------------------------------------------------------------------------------------------
Total assets                                     $  11,282      $   7,022      $   4,627      $  (2,938)    $  19,993
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                  $       2      $     168      $     256      $       -     $     426
  Trade and other accounts payable                     372          1,288            338              -         1,998
  Intercompany accounts payable                        163          3,471          3,208         (6,592)          250
  Payroll and benefit-related liabilities               63            449            101              -           613
  Other accrued liabilities                          1,355          3,240            752              -         5,347
  Income taxes payable                                   -             45             98              -           143
  Long-term debt due within one year                   313             63              8              -           384
  Current liabilities of discontinued operations       134            250              -              -           384
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                            2,402          8,974          4,761         (6,592)        9,545

Deferred income                                          3            143              7              -           153
Long-term debt                                       1,928              8            357              -         2,293
Deferred income taxes - net                            360            100             17              -           477
Other liabilities                                      616          1,092          1,391         (1,647)        1,452
Minority interest in subsidiary companies                -              -            100              -           100
----------------------------------------------------------------------------------------------------------------------
                                                     5,309         10,317          6,633         (8,239)       14,020
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred shares                                       536            365              -           (365)          536
Common shares                                        2,111            950            386         (1,336)        2,111
Additional paid-in capital                          18,797          6,043          4,204        (10,247)       18,797
Deficit                                            (14,507)       (11,605)        (6,509)        18,114       (14,507)
Accumulated other comprehensive income (loss)         (964)           952            (87)          (865)         (964)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                           5,973         (3,295)        (2,006)         5,301         5,973
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $  11,282      $   7,022      $   4,627      $  (2,938)    $  19,993
======================================================================================================================

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2002:

---------------------------------------------------------------------------------------------------------------------------------
                                                                     NORTEL                      NON-
                                                                   NETWORKS    GUARANTOR    GUARANTOR
                                                                    LIMITED SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
 Net loss from continuing operations                               $ (3,310)   $  (1,546)    $   (342)      $ 2,413     $ (2,785)
 Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
     Amortization and depreciation                                       66          334           29             -          429
     Non-cash portion of special charges and related
       asset write downs                                                221          551           70             -          842
     Equity in net loss of associated companies                       2,097          327            8        (2,413)          19
     Deferred income taxes                                             (423)         565         (156)            -          (14)
     Other liabilities                                                  (16)           1          (14)            -          (29)
     Gain on sale of investments and businesses                         (10)          (7)           -             -          (17)
     Other - net                                                        233           51          143             -          427
     Change in operating assets and liabilities:
       Accounts receivable                                               58          731           98             -          887
       Inventories                                                      135          271          (14)            -          392
       Income taxes                                                     363          343           (7)            -          699
       Accounts payable and accrued liabilities                        (500)        (873)         (64)            -       (1,437)
       Other operating assets and liabilities                            42            -          (12)            -           30
     Intercompany activities                                           (610)         350          260             -            -
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) operating activities                       (1,654)       1,098           (1)            -         (557)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Expenditures for plant and equipment                                  (40)        (214)         (35)            -         (289)
  Proceeds on disposals of plant and equipment                            5          181            -             -          186
  Increase in restricted cash and cash equivalents                      (47)        (352)         (21)            -         (420)
  Increase in long-term receivables                                      62         (187)        (122)            -         (247)
  Decrease in long-term receivables                                      19          151           83             -          253
  Acquisitions of investments and businesses - net of cash acquired      (5)         (24)           -             -          (29)
  Proceeds on sale of investments and businesses                         20           24            -             -           44
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) investing activities                           14         (421)         (95)            -         (502)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Dividends on preferred shares                                         (16)           -            -             -          (16)
  Decrease in notes payable - net                                         -         (159)        (130)            -         (289)
  Proceeds from long-term debt                                            -            1           31             -           32
  Repayments of long-term debt                                           (5)          (4)         (13)            -          (22)
  Increase (decrease) in capital leases payable                          (3)         166            -             -          163
  Issuance of common shares                                           1,997            -            -             -        1,997
  Stock option fair value increment                                       -         (525)           -             -         (525)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) financing activities                        1,973         (521)        (112)            -        1,340
---------------------------------------------------------------------------------------------------------------------------------
  Effect of foreign exchange rate changes on cash
    and cash equivalents                                                  3           10            3             -           16
---------------------------------------------------------------------------------------------------------------------------------
  Net cash from (used in) continuing operations                         336          166         (205)            -          297
  Net cash from discontinued operations                                 117          218            -             -          335
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    453          384         (205)            -          632
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period - net                  (41)       2,340        1,158             -        3,457
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period - net                   $    412    $   2,724     $    953       $     -     $  4,089
=================================================================================================================================

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2001:

---------------------------------------------------------------------------------------------------------------------------------
                                                                     NORTEL                      NON-
                                                                   NETWORKS    GUARANTOR    GUARANTOR
                                                                    LIMITED SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
 Net loss from continuing operations                              $ (10,002)   $  (8,046)    $ (2,450)     $ 10,496    $ (10,002)
 Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
   Amortization and depreciation                                        146        2,144          506             -        2,796
   Non-cash portion of special charges and related
     asset write downs                                                   84        1,351        1,586             -        3,021
   Equity in net loss of associated companies                         8,915        1,720           (1)      (10,496)         138
   Deferred income taxes                                               (952)        (967)         (30)            -       (1,949)
   Other liabilities                                                     10           75          (23)            -           62
   Gain on sale of investments and businesses                             -          (26)         (45)            -          (71)
   Other - net                                                          227          555         (371)            -          411
   Change in operating assets and liabilities:
     Accounts receivable                                                614        2,853          937             -        4,404
     Inventories                                                        387        1,237          129             -        1,753
     Income taxes                                                      (410)        (523)         (35)            -         (968)
     Accounts payable and accrued liabilities                          (945)       1,299           80             -          434
     Other operating assets and liabilities                            (122)         392           89             -          359
   Intercompany activities                                              306         (536)         230             -            -
---------------------------------------------------------------------------------------------------------------------------------
 Net cash from (used in) operating activities                        (1,742)       1,528          602             -          388
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
 Expenditures for plant and equipment                                  (304)        (686)         (84)            -       (1,074)
 Proceeds on disposals of plant and equipment                            20          131            -             -          151
 Increase in long-term receivables                                     (161)        (165)        (351)            -         (677)
 Decrease in long-term receivables                                       82           86           24             -          192
 Acquisitions of investments and businesses - net of cash acquired      (12)         (76)           -             -          (88)
 Proceeds on sale of investments and businesses                           1           37          194             -          232
---------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                 (374)        (673)        (217)            -       (1,264)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
 Dividends on preferred shares                                          (21)           -            -             -          (21)
 Increase in notes payable - net                                         55          190          110             -          355
 Proceeds from long-term debt                                         1,500            6           16             -        1,522
 Repayments of long-term debt                                          (250)         (10)        (203)            -         (463)
 Decrease in capital leases payable                                      (2)         (13)          (6)            -          (21)
 Issuance of common shares                                            1,800            -            -             -        1,800
---------------------------------------------------------------------------------------------------------------------------------
 Net cash from (used in) financing activities                         3,082          173          (83)            -        3,172
---------------------------------------------------------------------------------------------------------------------------------
 Effect of foreign exchange rate changes on cash
   and cash equivalents                                                  (1)          (2)          (2)            -           (5)
---------------------------------------------------------------------------------------------------------------------------------
 Net cash from continuing operations                                    965        1,026          300             -        2,291
 Net cash used in discontinued operations                              (196)        (363)           -             -         (559)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               769          663          300             -        1,732
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period - net                  (73)       1,020          620             -        1,567
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period - net                  $     696    $   1,683     $    920      $      -    $   3,299
=================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the accompanying unaudited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section provides additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth below under "Forward-looking statements". All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

         Where we say "we," "us," "our," or "Nortel Networks," we mean Nortel Networks Limited and its subsidiaries.

Business overview

         We are a leading global supplier of products and services that support the Internet and other public and private data, voice, and multimedia communications networks, using terrestrial and wireless technologies, which we refer to as "networking solutions". With our networking solutions, we are focused on providing the infrastructure and applications for high performance networks, as technology transforms the way we communicate and conduct business. We have a technology focus, with a substantial portion of Nortel Networks dedicated to research and development, forming a core strength and a factor differentiating us from our competitors. Our research and development efforts are focused on delivering carrier-grade infrastructure, enabling valuable services for our customers, reducing network costs, and transforming traditional voice-communications networks into cost-effective networks supporting data, voice, and multimedia communications.

         During the three months ended September 30, 2002, we changed the way we managed our business to streamline and focus more directly on our customers in four key businesses: Wireless Networks, Enterprise Networks (formerly part of Metro & Enterprise Networks), Wireline Networks (formerly part of Metro & Enterprise Networks) and Optical Networks (formerly named Optical Long-Haul Networks). Our operations are focused on providing seamless networking products and service capabilities across these four core business areas. These products and service solutions are used by service provider and enterprise customers, including incumbent and competitive local exchange carriers, interexchange carriers, service providers with global businesses, wireless service providers, Internet service providers, application service providers, hosting service providers, resellers, cable television companies, other communications service providers, large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

         Our Wireless Networks segment solutions support the Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GSM, General Packet Radio Standard, or GPRS, and Universal Mobile Telecommunications Systems, or UMTS, standards, to enable end users to be mobile while they send and receive voice and data communications using a wireless device, and include radio access network equipment, key network elements of which are base station transceivers and base station controllers, core network equipment, key network elements of which are mobile switching centers and home location registers, and related professional services. Our Enterprise Networks segment includes a range of Ethernet and application switching solutions, security solutions, virtual private networks and routers, enterprise telephony solutions, digital switching systems, business solutions and applications, and network management software, along with related professional services used by our enterprise customers. Our Wireline Networks segment includes a range of Optical Ethernet solutions, packet switching and routing solutions, such as data switching systems, aggregation products, virtual private network gateways, and routers, circuit to packet solutions, such as digital switching systems, and network management software, together with related professional services used by our service provider customers. Our Optical Networks segment includes optical long-haul networking solutions as well as metro optical solutions. Optical long-haul networking solutions are designed to provide long-distance, high-capacity transport and switching of data, voice, and multimedia communications signals for operators of land-based and submarine communications networks, including Dense Wave Division Multiplexing, or DWDM, solutions, synchronous optical transmission systems that support most global transmission standards, optical switching solutions, network management software, optical components for long-distance optical networks, and related engineering, installation, and support services. The metro optical portion of the segment includes solutions designed to transport data, voice, and multimedia communications between locations within a city or between cities of close range by transmitting communication signals in the form of light particles/waves through fiber optic cables.

         Nortel Networks Corporation's common shares are publicly-traded on the New York and Toronto stock exchanges under the symbol "NT". Nortel Networks Corporation holds all of Nortel Networks Limited's outstanding common shares but none of its outstanding preferred shares. Acquisitions involving any share consideration are completed by Nortel Networks Corporation, while acquisitions involving only cash consideration are generally completed by Nortel Networks Limited or one of its direct subsidiaries.

Developments in 2002

     Optical Networks

         On May 29, 2002, Nortel Networks Corporation announced plans to further realign its Optical Networks business, including optical components, given that it does not expect a meaningful recovery in the long-haul optical market before early 2004. As part of this realignment, on October 7, 2002, Nortel Networks Corporation announced an agreement to sell certain optical components assets to Bookham Technology plc for shares, warrants, debt and cash consideration, and the transaction closed on November 8, 2002. The transaction includes a 3-year supply agreement with a minimum purchase commitment of approximately $120 for the first 18 months.

         For additional information, see "Subsequent events" in note 17 to the accompanying unaudited consolidated financial statements.

     Restructuring

         In the three months ended September 30, 2002, we recorded as part of special charges, restructuring charges of $463, primarily comprised of a $317 charge related to workforce reduction, a $95 charge related to contract settlement and lease costs, and a $51 charge related to plant and equipment write downs. The workforce reduction charge of $317 related to the cost of severance and benefits associated with approximately 3,400 employees notified of termination during the period and included $107 for non-cash pension settlement and curtailment charges. The contract settlement and lease costs of $95 include negotiated settlements to either cancel contracts or renegotiate existing contracts across all of our segments. The plant and equipment write down of $51 primarily related to a write down of plant and equipment assets within our Optical Networks segment and charges relating to leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities.

         In the three months ended June 30, 2002, we recorded special charges of $307, primarily comprised of a $189 charge related to plant and equipment write downs and a $117 charge related to workforce reduction. The approximately $189 write down of plant and equipment within the Optical Networks segment resulted from our assessment of certain plant and equipment assets. The workforce reduction charges of $117 were related to the cost of severance and benefits associated with approximately 1,900 employees notified of termination during the period.

         In the three months ended March 31, 2002, we recorded special charges of $443, primarily related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination during the period.

         As of September 30, 2002, our workforce numbered approximately 40,800. Following the completion of remaining workforce reductions, primarily related to recently announced reductions, the realignment of the Optical Networks segment, and the previously announced European work council activities, we expect to have a workforce of approximately 35,000. We will continue to actively review our cost structure to reduce or redirect costs that are not warranted. Additional charges will be required in the fourth quarter of 2002 and into 2003 related to remaining announced workforce reductions and related charges, and the continued restructuring of the Optical Networks segment.

         See "Special charges" for additional information.

     Goodwill write down

         As a result of the continued decline in both our overall market value generally and within the Optical Networks segment specifically, as part of our review of financial results during the three months ended September 30, 2002, we evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, we recorded a goodwill write down of $264.

     Deferred income taxes

         As part of our quarterly review procedures we performed an evaluation of the recoverability of our deferred income tax assets. During the three months ended September 30, 2002, we recorded an income tax benefit of $314 on a pre-tax loss of $1,294, which was more than offset by the recording of certain additional income tax valuation allowances of $450. These additional valuation allowances were recorded in accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", or SFAS 109, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company's deferred tax assets will not be realized. The increase in the valuation allowances can be attributed to further telecommunications market declines in the three months ended September 30, 2002 and the resultant decline in forecasted taxable income.

         If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that the remaining net deferred tax assets or some portion thereof are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of our deferred tax assets.

         See "Income taxes" for additional information.

     Credit facilities

         On October 17, 2002 Nortel Networks Corporation announced that it expects Nortel Networks Limited's and Nortel Networks Inc.'s $1,510 December 20, 2001 credit facilities, that mature December 13, 2002 and which are currently undrawn, will not be amended or extended.

         During the nine months ended September 30, 2002, we sold certain real estate in the United Kingdom, which resulted in reductions in the available commitments under the December 20, 2001 credit facilities. As at September 30, 2002 our available commitments have been reduced from $1,575 to $1,510.

         On April 10, 2002, Nortel Networks Corporation announced that, effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended their April 2001 364-day revolving syndicated credit facilities to April 7, 2003 with no additional term-out period thereafter. The amendment reduced the size of the 364-day committed revolving facilities to $1,175 from $1,750. The amended facilities maintained the financial covenant of the April 2001 facilities requiring Nortel Networks Limited's minimum consolidated tangible net worth to be not less than $1,888 and included higher pricing reflecting the then current credit and bank environment. As a result, total borrowings permitted under the syndicated April 2002 364-day credit agreements and the existing April 2000 five-year credit agreements are $1,925.

         See "Liquidity and capital resources" for additional details on our credit agreements.

     Debt rating downgrades

         On April 4, 2002, Moody's Investor Services, Inc. lowered our United States senior long-term debt rating below investment grade to Ba3 and then, on November 1, 2002, lowered the rating from Ba3 to B3 with a negative outlook.

         On April 9, 2002, Standard & Poor's Ratings Service lowered our credit rating below investment grade to BB- and then, on September 18, 2002, lowered the credit rating from BB- to B with a negative outlook.

         As a result of the April 2002 debt rating downgrades, various liens, pledges, and guarantees became effective under certain credit and security agreements entered into by Nortel Networks Limited and various of its subsidiaries. In accordance with the covenants in the trust indentures for all of our current consolidated public debt securities, which represent substantially all of our consolidated long-term debt at September 30, 2002, all such public debt securities are also secured equally and ratably with the obligations under all of Nortel Networks Limited and Nortel Networks Inc.'s credit agreements by liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and by pledges of shares in certain of Nortel Networks Limited's other subsidiaries. In addition, certain of our wholly owned subsidiaries have guaranteed Nortel Networks Limited's obligations under the credit agreements and outstanding public debt securities. The April 2002 364-day and April 2000 five year credit agreements and such public debt will continue to benefit from such liens, pledges, and guarantees, notwithstanding the expected expiration of the $1,510 December 2001 facilities maturing in December 2002.

         The liens, pledges, and guarantees described above also apply equally and ratably to the obligations under Nortel Networks Corporation's $1,800 4.25 percent convertible senior notes due on September 1, 2008.

         See "Liquidity and capital resources" for additional details on our credit ratings and the granting of security under our credit agreements.

         For additional financial information related to those subsidiaries providing guarantees, see "Supplemental consolidating financial information" in note 18 of the accompanying unaudited consolidated financial statements. For additional financial information related to the three years ended December 31, 2001, see our Current Report on Form 8-K dated May 13, 2002.

     Pensions

         On October 17, 2002, Nortel Networks Corporation announced that the decline in world capital markets and global interest rates over the past year have had a significant negative impact on the investment assets and liabilities of our registered pension plans which are managed by third parties. As a result, we expect to record at December 31, 2002, a non-cash charge to shareholders' equity, currently expected to be between $600 and $700, related to the increase in the minimum required recognizable deficit associated with these registered pension plans. In 2002, we have made all required cash contributions to our registered pension plans as well as additional voluntary contributions, totaling approximately $150.

     Filing of shelf registration statement and base shelf prospectus

         In the three months ended June 30, 2002, Nortel Networks Corporation and Nortel Networks Limited filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2,500 of various types of securities. On June 12, 2002, Nortel Networks Corporation utilized approximately $1,700 of the $2,500 in connection with two concurrent equity offerings. Approximately $800 remains available under the shelf registration and base shelf prospectus for the potential sale of various types of securities by either Nortel Networks Corporation or Nortel Networks Limited. In the nine months ended September 30, 2002, Nortel Networks Corporation contributed approximately $1,472 of the proceeds from the equity offerings to Nortel Networks Limited in return for two common shares.

         See "Liquidity and capital resources" for additional information.

Results of operations - continuing operations

Revenues

     Segment revenues

         During the three months ended September 30, 2002, we changed the way we managed our business to streamline and focus more directly on our customers in four key businesses: Wireless Networks, Enterprise Networks (formerly part of Metro & Enterprise Networks), Wireline Networks (formerly part of Metro & Enterprise Networks) and Optical Networks (formerly named Optical Long-Haul Networks). During the three months ended June 30, 2002, we shifted the accountability for the metro optical portion of the Metro and Enterprise Networks segment into the Optical Networks segment.

         All reported and historical information has been restated to reflect these realignments.

         The following table sets forth revenues by segment for the three months and nine months ended September 30:

----------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                 2001        2002   $ Change      % Change        2001        2002    $ Change     % Change
----------------------------------------------------------------------------------------------------------------------------
Wireless                      $ 1,349     $   940   $   (409)          (30)    $ 4,510     $ 3,199    $ (1,311)         (29)
Enterprise                        719         617       (102)          (14)      2,450       1,927        (523)         (21)
Wireline                          896         482       (414)          (46)      3,526       1,748      (1,778)         (50)
Optical                           575         308       (267)          (46)      2,873       1,117      (1,756)         (61)
Other (a)                         134           6       (128)          (96)        574          42        (532)         (93)
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                  $ 3,673     $ 2,353   $ (1,320)          (36)    $13,933     $ 8,033    $ (5,900)         (42)
============================================================================================================================

         (a) "Other" represents miscellaneous business activities and corporate functions.

         GEOGRAPHIC REVENUES

         The following table sets forth revenues by geographic region for the three months and nine months ended September 30:

----------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                 2001        2002   $ Change      % Change        2001        2002    $ Change     % Change
----------------------------------------------------------------------------------------------------------------------------
EXTERNAL REVENUES (A)
United States                 $ 1,756     $ 1,223   $   (533)          (30)    $ 6,787     $ 4,166    $ (2,621)         (39)
Canada                            182          89        (93)          (51)        700         457        (243)         (35)
Other countries                 1,735       1,041       (694)          (40)      6,446       3,410      (3,036)         (47)
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                  $ 3,673     $ 2,353   $ (1,320)          (36)    $13,933     $ 8,033    $ (5,900)         (42)
============================================================================================================================

         (a) Revenues are attributable to geographic areas based on the location of the customer.

         Consolidated

         In 2001, the telecommunications industry, or the industry, underwent a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital and, as a result, our revenues declined sequentially during 2001. In the first nine months of 2002, we have continued to see constraints on capital expenditures by industry participants. As a result, for the three months and nine months ended September 30, 2002, our consolidated revenues declined substantially compared to the same periods in 2001. The substantial declines were due to a change in our customers' focus from building new networks to conserving capital and/or increasing the capacity utilization rates and efficiency of existing networks, and reducing costs. Our consolidated revenues for the three months ended September 30, 2002 were down significantly compared to the three months ended June 30, 2002. We expect that the severe lack of available funding from the capital markets, high debt levels of many service providers, bankruptcies and financial difficulties of certain service providers, excess network assets, excess and shared bandwidth capacity, and the compounding impact of economic concerns will continue to constrain capital spending by customers for the remainder of 2002 and 2003. As a result, we expect that overall capital expenditures in the industry during 2003 will decline compared to the expected amount for the full year 2002. It is difficult to predict the duration or severity of this industry adjustment, as growth in industry spending is not expected to occur until economic and financial concerns have subsided and the anticipated rationalization of the industry is well underway. Market visibility remains limited and we do not expect that results of operations for any quarter will necessarily be consistent with our quarterly historical profile or indicative of results to be expected for future quarters.

         The substantial decline in revenues for the three months ended September 30, 2002 compared to the same period in 2001 was the result of considerable declines across all segments with the exception of Enterprise Networks, which decreased significantly compared to the same period in 2001. The substantial decline in revenues for the nine months ended September 30, 2002 compared to the same period in 2001 was the result of considerable declines across all segments. The significant decline in revenues in the three months ended September 30, 2002 compared to the three months ended June 30, 2002 was primarily due to a substantial decline in Optical Networks revenues, significant declines in Wireless Networks and Wireline Networks revenues, and a modest decline in revenue in our Enterprise Networks segment.

         The substantial decline in revenues for the three months and nine months ended September 30, 2002 compared to the same periods in 2001 was due to considerable declines in all geographic regions. Compared to the three months ended June 30, 2002, revenues for the three months ended September 2002 declined significantly in the United States and Caribbean and Latin America region, declined substantially in Canada, and declined in Europe, partially offset by a significant increase in the Asia Pacific region.

     Wireless Networks

         The following chart sets forth quarterly revenues for the Wireless Networks segment:

                                  [BAR CHART]

Q3 2001         Q4 2001         Q1 2002         Q2 2002         Q3 2002
-------         -------         -------         -------         -------
$1,349          $1,204          $1,136          $1,123            $940

         The substantial decline in overall Wireless Networks segment revenues in the three months and nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to a continued deterioration in wireless service providers' financial condition and subscriber growth, and increased competition for end user customers by service providers which has resulted in the decision of many wireless service providers to delay capital expenditures. The substantial decrease in overall segment revenues during the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to substantial decreases in Canada, the Asia Pacific region, and the Caribbean and Latin America region, a significant decline in the United States, and a decline in Europe. The substantial decrease in overall segment revenues during the nine months ended September 30, 2002 compared to the same period in 2001 was due to substantial decreases in all geographic regions, partially offset by an increase in Canada.

         Overall Wireless Networks segment revenues for the three months ended September 30, 2002 continue to be primarily generated by sales of Code Division Multiple Access, or CDMA, and Global System for Mobile communications, or GSM, technologies. CDMA and Universal Mobile Telecommunications Systems, or UMTS, technology sales are expected to represent a larger proportion of our total Wireless Networks segment revenues as third generation, or 3G, technologies are expected to gain a greater foothold in the market due to increased wireless data traffic and requirements for greater wireless spectrum efficiency. GSM sales are expected to decline as technology transitions to General Packet Radio Standard, or GPRS, and Enhanced Data for Global Evolution, or EDGE, 2.5G technologies. Time Division Multiple Access, or TDMA, sales are also expected to decline.

         As with the rest of the industry, our wireless customers are experiencing significant pressure and are adapting to a new, more stringent spending environment due to the lack of financing and the overall industry decline. We anticipate a reduction in global capital expenditures for wireless operators in 2003 and 2004, compared to 2002, but cannot predict the complete impact. We also expect there may be consolidation in this marketplace, including a reduction in the number of service providers in certain regions due to competition and/or adjustments in deployment plans and schedules. In addition, the timing of anticipated changes in revenues from the different wireless technologies has become increasingly difficult to predict as a result of the complexities and potential for delays in the implementation of 3G network deployments. All of these factors could affect Wireless Networks segment revenues.

         Overall Wireless Networks segment revenues for the three months ended September 30, 2002 declined significantly compared to the three months ended June 30, 2002, due to substantial declines in the United States, Canada, and the Caribbean and Latin America region, and essentially flat revenues in Europe, partially offset by a substantial increase in the Asia Pacific region.

     Enterprise Networks

         The following chart sets forth quarterly revenues for the Enterprise Networks segment:

                                  [BAR CHART]

Q3 2001         Q4 2001         Q1 2002         Q2 2002         Q3 2002
-------         -------         -------         -------         -------

 $719            $791            $675            $635            $617

         The Enterprise Networks segment services enterprise customers which include large businesses and their branch offices, small businesses, and home offices, as well as government, education, and utility organizations.

         The significant decline in overall Enterprise Networks segment revenues in the three months ended September 30, 2002 and the substantial decline in the nine months ended September 30, 2002 compared to the same periods in 2001 was primarily due to enterprise customers continuing to delay investment decisions surrounding next generation products due to overall economic conditions and technology evolution uncertainties. The significant decline in overall segment revenues in the three months ended September 30, 2002 compared to the same period in 2001 was due to a substantial decline in Canada, a significant decline in Europe and the United States, and a moderate decline in the Asia Pacific region, partially offset by a substantial increase in the Caribbean and Latin America region. The substantial decline in overall segment revenues in the nine months ended September 30, 2002 compared to the same period in 2001 was due to considerable declines in Europe and Canada, a significant decline in the United States, and a moderate decline in the Asia Pacific region, partially offset by a significant increase in the Caribbean and Latin America region.

         As data, voice, and multimedia communications technologies continue to converge, and enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs, we anticipate that communications networks will increase the use of packet-based technologies. However, the timing of this progression is unclear as a result of the continuing industry adjustment which is expected to continue to have a negative impact on the level of spending by enterprise customers.

         Overall Enterprise Networks segment revenues for the three months ended September 30, 2002 experienced a moderate decline compared to the three months ended June 30, 2002, primarily due to a significant decrease in demand for the more mature Ethernet switching technologies. The moderate decline in overall segment revenues in the three months ended September 30, 2002, compared to the three months ended June 30, 2002, was due to a substantial decline in Canada, a decline in the Asia Pacific region and the Caribbean and Latin America region, and essentially flat revenues in the United States and Europe.

     Wireline Networks

         The following chart sets forth quarterly revenues for the Wireline Networks segment:

                                  [BAR CHART]

Q3 2001         Q4 2001         Q1 2002         Q2 2002         Q3 2002
-------         -------         -------         -------         -------

 $896            $921            $679            $587            $482

         The Wireline Networks segment serves our service provider customers, which include local and long-distance telephone companies, Internet service providers, and other communications service providers.

         The substantial decline in overall Wireline Networks segment revenues in the three months and nine months ended September 30, 2002 compared to the same periods in 2001 was primarily due to a substantial decrease in sales in the circuit to packet and packet switching and routing technologies. The considerable decline in the circuit to packet portion of this segment was a result of continued reduced demand in the local exchange and interexchange carrier markets due to the significant industry adjustment, including industry consolidation and tightened capital markets, and the decline in demand for traditional circuit switching products. The considerable decline in sales of the packet switching and routing portion of this segment was primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as our service provider customers continued to reduce capital expenditures. The substantial decline in overall segment revenues in the three months and nine months ended September 30, 2002 compared to the same periods in 2001 was due to considerable declines across all geographic regions.

         As data, voice, and multimedia communications technologies continue to converge, and service providers look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs, we anticipate that service providers will increasingly use packet-based technologies in their communications networks. However, the timing of this progression is unclear as a result of the continuing industry adjustment which is expected to continue to have a negative impact on the level of spending by service provider customers and could affect Wireline Networks revenues.

         Overall Wireline Networks segment revenues for the three months ended September 30, 2002 declined significantly compared to the three months ended June 30, 2002, primarily due to a substantial decrease in demand for traditional circuit switching products and a decline in demand for the packet switching and routing portion of this segment. The significant decline in overall segment revenues in the three months ended September 30, 2002 compared to the three months ended June 30, 2002 was due to a substantial decline in the United States and Asia Pacific region, a significant decline in Europe, and essentially flat revenues in Canada and the Caribbean and Latin America region.

     Optical Networks

         The following chart sets forth quarterly revenues for the Optical Networks segment:

                                  [BAR CHART]

Q3 2001         Q4 2001         Q1 2002         Q2 2002         Q3 2002
-------         -------         -------         -------         -------

 $575            $462            $405            $404            $308

         The substantial decline in overall Optical Networks segment revenues in the three months and nine months ended September 30, 2002 compared to the same periods in 2001 was primarily the result of substantial reductions in capital spending, mainly by our major United States and European customers.

         When the industry began experiencing the significant adjustment and the capital markets tightened, our customers reduced their purchases sharply as they focused on reducing inventory levels to complete existing network build-outs and on improving the efficiency of their networks. Our major customers in the optical long-haul portion of the segment remain focused on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation, and cost reduction in the near term. We expect that customers in this portion of the segment will continue to focus on route by route activities, adding channels to existing networks, and interconnect and bandwidth issues in the short term, while building out networks for increased bandwidth will remain longer term projects. Revenues in this portion of the segment are primarily based on network build-outs and, as such, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, volatility in this portion of the segment typically results in a corresponding increase or decline in overall optical long-haul networks revenue as almost all products within this portion of the segment are generally affected in the same manner. Industry consolidation also contributed to the reduction in service provider capital spending during 2001 and the first three quarters of 2002. The substantial decline in revenues in the optical long-haul portion of the segment during the three months and nine months ended September 30, 2002, compared to the same periods in 2001, is due to continued capital spending constraints and, to a lesser extent, the large redeployment of assets that occurred in this segment in 2001 and the first nine months of 2002, primarily due to significant excess inventories, which resulted in significant pricing pressures.

         Revenues in the metro optical portion of the segment are primarily driven by demand for enterprise connectivity and storage solutions. The decline in revenue in the metro optical portion of the segment for the three months ended September 30, 2002 and the substantial decline for the nine months ended September 30, 2002, compared to the same periods in 2001, were primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as customers continue to focus on optimizing existing networks, which has delayed the deployment of next generation products. Revenue in the metro optical portion of the segment increased as a percentage of total Optical Networks segment revenue for the nine months ended September 30, 2002, compared to the same period in 2001.

         Due to the severe reduction, in number and size, of new optical long-haul network build-outs during 2001 and the first three quarters of 2002 and due to the nature of the optical long-haul portion of this segment, we do not expect a meaningful recovery in the optical long-haul market before early 2004 and we expect that this segment will be one of the last to recover from the significant industry adjustment.

         The substantial decline in overall Optical Networks segment revenues for the three months ended September 30, 2002 compared to the same period in 2001 was due to substantial declines in Europe and the United States, a significant decline in Canada, a moderate decline in the Asia Pacific region, and a significant increase in the Caribbean and Latin America region. The substantial decline in overall Optical Networks segment revenues for the nine months ended September 30, 2002 compared to the same period in 2001 was due to considerable declines in the United States, Europe, the Asia Pacific region, and the Caribbean and Latin America region, and a significant decline in Canada.

         Overall Optical Networks segment revenues declined substantially for the three months ended September 30, 2002 compared to the three months ended June 30, 2002, primarily due to a considerable decline in demand for the optical long-haul portion of the segment, and a decline in demand for the metro optical portion of the segment. The substantial decline in Optical Networks revenues was due to considerable decreases in the United States, Canada, and the Caribbean and Latin America region, and a significant decline in Europe, partially offset by a significant increase in revenues in the Asia Pacific region.

Gross profit and gross margin

         The following table sets forth gross profit and gross margin for the three months and nine months ended September 30:

-----------------------------------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                               2001       2002    CHANGE   % CHANGE          2001     2002    CHANGE    % CHANGE
-----------------------------------------------------------------------------------------------------------------

Gross profit                  $ (10)    $  840    $  850        N/A       $ 2,169  $ 2,421    $  252        11.6
Gross margin                   (0.3)%     35.7%     36.0        N/A          15.6%    30.1%     14.5        93.0
-----------------------------------------------------------------------------------------------------------------

         The considerable increase in gross margin for the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to the approximately $750 of incremental charges related to increased inventory provisions and contract and customer settlements in the three months ended September 30, 2001. Excluding these incremental charges, gross margin would have been approximately 20.9 percent for the three months ended September 30, 2001, which is also considerably lower than the gross margin for the three months ended September 30, 2002, primarily due to our lower cost structure in relation to our sales volume and more favourable supplier pricing in 2002.

         The substantial increase in gross margin for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to approximately $1,500 of incremental charges related to the increased inventory provisions and contract and customer settlements in the nine months ended September 30, 2001, partially offset by $200 of incremental inventory provisions primarily related to negotiations with all of our major suppliers in the three months ended March 30, 2002. Excluding these incremental charges, gross margin for the nine months ended September 30, 2002 and 2001 would have been approximately 35.0 percent and 27.1 percent, respectively, which represents a substantial increase in gross margin for the period, and is primarily due to the sequential improvements in our cost structure as we have reduced capacity in relation to our sales volume during the nine months ended September 30, 2002.

         While we cannot predict to what extent changes in product mix and pricing pressures will have on our gross margin, we have begun to see the affects of our work plan to create a cost structure that is more reflective of the current industry and economic environment. We expect that gross margin will continue to trend in the high thirty to low forty percent range for the remainder of 2002 and into 2003.

         See "Forward-looking statements" for factors that may affect our gross margins.

Operating expenses

     Selling, general and administrative expense

         The following table sets forth selling, general and administrative, or SG&A, expense and SG&A expense as a percentage of revenues for the three months and nine months ended September 30:

-----------------------------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                 2001     2002   $  CHANGE    % CHANGE          2001      2002   $  CHANGE   % CHANGE
-----------------------------------------------------------------------------------------------------------------------

SG&A expense                  $ 1,897   $  678    $ (1,219)      (64.3)      $ 4,808   $ 2,182    $ (2,626)     (54.6)
 As a % of revenue               51.6%    28.8%        N/A         N/A          34.5%     27.2%        N/A        N/A
-----------------------------------------------------------------------------------------------------------------------


         SG&A expense declined substantially in the three months and nine months ended September 30, 2002 compared to the same periods in 2001 reflecting the impact of our work plan which we began in 2001. SG&A expense decreased significantly compared to the three months ended June 30, 2002. In the three months ended September 30, 2002 and June 30, 2002, incremental charges of approximately $120 related to increased provisioning for trade and customer financed receivables, and $100 related to potentially uncollectible receivables, were taken respectively. Excluding these incremental charges, SG&A expense for the three months ended September 30, 2002 and June 30, 2002 would have been approximately $562 and $667, respectively, which represents a significant decrease in SG&A expense, primarily due to the impact of workforce reductions, which in turn has also resulted in a reduction in other related costs such as information services and real estate. We expect that the quarterly SG&A expense will continue to decline over the next few quarters and will trend towards $500 a quarter.

     Research and development expense

         The following table sets forth research and development, or R&D, expense and R&D expense as a percentage of revenues for the three months and nine months ended September 30:

-----------------------------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                2001       2002  $ CHANGE     % CHANGE          2001      2002   $ CHANGE     % CHANGE
-----------------------------------------------------------------------------------------------------------------------

R&D expense                  $   771     $  553    $ (218)       (28.3)      $ 2,547   $ 1,697   $   (850)       (33.4)
 As a % of revenues             21.0%      23.5%      N/A          N/A          18.3%     21.1%       N/A          N/A
-----------------------------------------------------------------------------------------------------------------------


         R&D expense decreased substantially in the three months and nine months ended September 30, 2002 compared to the same periods in 2001, reflecting focused investments to drive market leadership in our core businesses. R&D expense represented our planned investment in our next generation core products across all segments. R&D expense will decline substantially for the full year 2002, compared to the full year 2001, as we improve process efficiencies and continue to focus our R&D spending on market and customer priorities. R&D expense decreased slightly in the three months ended September 30, 2002 compared to the three months ended June 30, 2002. We expect that quarterly R&D expense will continue to decline over the next few quarters and will trend towards $500 a quarter. Our continuing strategic investments in R&D are aligned to maintain our technology leadership in anticipated growth areas, consistent with the current and future needs of our customers, while targeting a level of R&D expense that is representative of our overall cost structure.

     Amortization of intangibles

         The following table sets forth the amortization of intangibles for the three months and nine months ended September 30:

------------------------------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                2001       2002  $ CHANGE     % CHANGE          2001      2002    $  CHANGE    % CHANGE
------------------------------------------------------------------------------------------------------------------------

Amortization of intangibles
 Acquired technology         $   145     $    6    $ (139)       (95.9)      $   551   $    17    $    (534)      (96.9)
 Goodwill                    $   357     $    -    $ (357)      (100.0)      $ 1,718   $     -    $  (1,718)     (100.0)
------------------------------------------------------------------------------------------------------------------------


         Amortization of intangibles

              Acquired technology

         The amortization of acquired technology for the three months and nine months ended September 30, 2001 primarily reflected the charge related to the acquisition of Bay Networks, Inc. The substantial decline in the three months and nine months ended September 30, 2002 compared to the same period in 2001, is primarily due to the completion of amortization associated with Bay Networks. As at September 30, 2002 and December 31, 2001, the remaining carrying value of acquired technology - net was $3 and $20, respectively.

              Goodwill

         On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", or SFAS
142. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life ceased upon adoption of this Statement. We completed the first of the required SFAS 142 transitional impairment tests during the three months ended June 30, 2002 and concluded at that time that there was no impairment of recorded goodwill, as the fair values of our reporting units exceeded their carrying amount as at January 1, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed.

         As a result of the continued decline in both our overall market value generally and within the Optical Networks segment specifically, as part of our review of financial results during the three months ended September 30, 2002, we evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, we recorded a goodwill write down of $264.

         The amortization of goodwill for the three months and nine months ended September 30, 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera Corporation, and Clarify Inc.

         As at September 30, 2002 and December 31, 2001, the carrying value of goodwill was $2,020 and $2,283, respectively.

     Special charges

         Three months and nine months ended September 30, 2002

         For the three months and nine months ended September 30, 2002, we recorded special charges of $849 and $1,599, respectively, related to restructuring activities, write downs of other assets and goodwill. The special charges relating to restructuring are associated with the work plan that we began implementing in 2001 and continued into the third quarter of 2002, to streamline operations and activities around core markets and leadership strategies.

              Restructuring activities

         Workforce reduction charges of $317 and $746 for the three months and nine months ended September 30, 2002, respectively, were related to the cost of severance and benefits associated with approximately 3,400 and 9,300 employees notified of termination during the three months and nine months ended September 30, 2002, respectively, across all of our segments. Included in the workforce reduction charges for the three months and nine months ended September 30, 2002, are $107 of non-cash pension settlement and curtailment charges.

         Contract settlement and lease costs included negotiated settlements of $95 and $152 for the three months and nine months ended September 30, 2002, respectively, to either cancel contracts or renegotiate existing contracts across all of our segments.

         As part of our review of financial results during the three months and nine months ended September 30, 2002, we performed assessments of certain plant and equipment assets, primarily in the Optical Networks segment, due to the current market conditions and the delay in the anticipated recovery of that segment. The conclusion of these assessments resulted in a write down of certain plant and equipment assets primarily within the Optical Networks segment of approximately $31 and $295 during the three months and nine months ended September 30, 2002, respectively. Also included in plant and equipment write downs during the three months and nine months ended September 30, 2002, was approximately $20 of leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities.

              Assets held for sale

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, requires assets held for sale to be measured at the lower of their carrying amount or fair values less costs to sell. During the three months ended September 30, 2002, certain plant and equipment and inventory of the Optical Networks segment met the criteria of assets held for sale. Based on the expected fair value of these assets to be realized on sale, we recorded a charge of $122 against their carrying amounts during the three months ended September 30, 2002. The remaining fair value of these assets of $47 is included in inventory.

         For additional information, see "Subsequent events" in note 17 to the accompanying unaudited consolidated financial statements.

              Goodwill write down

         As a result of the continued decline in both our overall market value generally and within the Optical Networks segment specifically, as part of our review of financial results during the three months ended September 30, 2002, we evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the remaining goodwill associated with them. As a result, we recorded a goodwill write down of $264.

         Fair value was estimated using the expected present value of discounted future cash flows of the businesses within the Optical Networks segment. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates.

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

         Period from January 1, 2001 to September 30, 2002

         Of the approximately 44,800 employees notified during the period from January 1, 2001 to September 30, 2002, approximately 16,300 were direct employees performing manufacturing, assembly, test and inspection activities associated with the production of our products, and approximately 28,500 were indirect sales, marketing, research and development, and administrative employees, and manufacturing managers. The workforce reduction was primarily in North America and the United Kingdom and extended across all of our segments. As at September 30, 2002, the workforce reduction provision balance has been drawn down by cumulative cash payments of $1,559 plus $93 of non-cash pension settlement and curtailment charges, resulting in an ending provision balance for workforce reduction of $437. The remaining provision is expected to be substantially drawn down by the end of 2003.

         In connection with the above noted workforce reduction, we identified a number of leased and owned facilities comprised of office, warehouse and manufacturing space, as well as leased manufacturing equipment, that were no longer required. As a result, we recorded net lease costs of approximately $867. The costs primarily related to our future contractual obligations under operating leases. Offsetting the total lease charge is approximately $513 in expected sublease revenue on leases that we cannot terminate. We expect to have subleased substantially all of these properties by the end of 2004. In addition, we wrote down the net carrying value of specific owned facilities across all segments within North America and the United Kingdom. The write down of approximately $112, which is included in plant and equipment write downs, reflected the net realizable value based on market assessments for general purpose facilities.

         Contract settlement and lease costs included negotiated settlements of approximately $169, to either cancel contracts or renegotiate existing contracts across all of our segments. As at September 30, 2002, the provision balance for contract settlement and lease costs was drawn down by cumulative cash payments of $363, resulting in an ending provision balance of $672. The remaining provision is expected to be substantially drawn down by the end of 2006.

         Plant and equipment write downs of approximately $462 consisted of the write down of leasehold improvements and certain information technology equipment associated with the exiting of the above noted leased and owned facilities.

         In addition, as a result of the significant negative industry and economic trends impacting our operations and expected future growth rates, we have performed assessments of certain plant and equipment assets as part of our review of financial results during 2001 and the first nine months of 2002. The conclusion of these assessments resulted in write downs of certain plant and equipment assets totaling approximately $680, as summarized below.

         Within the Optical Networks segment, it was determined that there was excess manufacturing equipment at a number of facilities that would no longer be required, or the carrying value of which was not recoverable from future cash flows, as a result of the industry and economic environment. As a result, we recorded charges totaling approximately $498 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment, other than equipment that we continue to hold and use, by the second quarter of 2003. In 2001, we also wrote down the net carrying value of a specialized manufacturing facility within the Optical Networks segment for the production of optical components within North America. The write down of approximately $91 reflects the net realizable value based on market assessments for a general purpose facility.

         Within global operations, it was determined that there was excess test equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, we recorded charges totaling approximately $91 to write down the value of this equipment to its net realizable value based on the current fair value for this type of specialized equipment. We expect to dispose of this equipment by the second quarter of 2003.

         For additional information related to these restructuring activities, see "Special charges" in note 6 to the accompanying unaudited consolidated financial statements.

Interest expense

         The decrease in interest expense of $25 and $80 during the three months and nine months ended September 30, 2002, respectively, compared to the same period in 2001, was primarily related to a lower level of short-term notes payable in 2002.

Income tax benefit

         During the three months ended September 30, 2002, we recorded an income tax benefit of $314 on a pre-tax loss of $1,294, which was more than offset by the recording of certain additional income tax valuation allowances of $450. These additional valuation allowances were recorded in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", or SFAS 109, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company's deferred tax assets will not be realized. The increase in the valuation allowances can be attributed to further telecommunications market declines in the three months ended September 30, 2002 and the resultant decline in forecasted taxable income.

         We assess the realizability of our net deferred tax assets quarterly, and based on all available evidence, both positive and negative, conclude whether it is more likely than not that these deferred tax assets will be realized. During the three months ended September 30, 2002, we assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our seven consecutive quarters of losses, and concluded that it was more likely than not, that an additional $450 of the net deferred tax assets as at September 30, 2002, are not realizable. If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that the remaining net deferred tax assets or some portion thereof are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of our deferred tax assets.

         Our effective tax benefit rate fluctuates from period to period primarily as a result of the impact of certain non-tax deductible restructuring charges, goodwill write downs, stock option compensation, non-tax deductible goodwill amortization prior to January 1, 2002 and changes in the geographic earnings (loss) mix. Our effective tax benefit rate is not meaningful for the three months ended September 30, 2002, as a result of recording the above noted income tax valuation allowances. Excluding the additional income tax valuation allowances and above noted impacts as applicable, the effective rate would have been 31.0 percent for the three months and nine months ended September 30, 2002, respectively. For the three months and nine months ended September 30, 2001 the effective tax rate was 30.0 percent and 30.9 percent, respectively.

         Recently approved tax legislation in the United States extended the net operating loss carry-back period from two years to five years. As a result, during the three months ended March 31, 2002 we carried back available United States losses from 2001 and utilized approximately $700 of previously recognized deferred income tax assets.

Net loss from continuing operations

-------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                   2001          2002    $ CHANGE            2001        2002   $  CHANGE
-------------------------------------------------------------------------------------------------------------------------
REPORTED RESULTS:
Net loss from continuing operations           $  (3,270)    $  (1,431)   $  1,839     $   (10,002)  $  (2,785)  $   7,217
-------------------------------------------------------------------------------------------------------------------------

ADJUSTED RESULTS: (a)
Net loss from continuing operations           $  (2,913)    $  (1,431)   $  1,482     $    (8,275)  $  (2,785)  $   5,490
-------------------------------------------------------------------------------------------------------------------------

         (a) Reflects the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS 142, had the Statement been effective January 1, 2001.

         Principally as a result of the factors discussed above, our reported net loss from continuing operations improved by $1,839 and $7,217 in the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

         For additional information related to results adjusted for the implementation of SFAS 142, see "Accounting changes" in note 3 to the accompanying unaudited consolidated financial statements.

Results of operations - discontinued operations

         Revenues for our access solutions operations were nil for the three months ended September 30, 2002 and $138 for the nine months ended September 30, 2002, compared to $151 and $862, respectively, for the same periods in 2001. Access solutions operations also generated net cash of $48 and $335 during the three months and nine months ended September 30, 2002, respectively.

         During the nine months ended September 30, 2002, we have continued to wind down the access solutions operations and there has been no change to the initial disposal strategy or intent to exit the business since June 14, 2001. However, the continued deterioration in industry and market conditions has delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, are taking longer than expected. Therefore, although disposal activities continue beyond the one-year period, we continue to present the access solutions operations as discontinued operations in the consolidated financial statements. We have disposed of or transitioned the ownership of certain operations, and operations not disposed of or so transitioned are expected to be closed. We now expect to complete this plan by early 2003, subject to the closing of specific transactions, the timing of which may continue to be impacted by customer issues, any applicable regulatory requirements, and business issues.

         During the three months ended June 30, 2002, Arris Group Inc., or Arris Group, completed a secondary public offering of 15 million common shares held by us. Following the closing of the offering on June 25, 2002, we owned 22 million shares, or approximately 27 percent of Arris Group's common shares. The cash proceeds received were $67 and a gain of approximately $15 was recorded as a result of this transaction, which is included in the estimated remaining provisions required for discontinued operations. During the three months ended March 31, 2002, we recorded a gain of approximately $13 due to the reduction of our ownership interest in Arris Group, received for our original interest in Arris Interactive LLC, from approximately 49 percent to approximately 46 percent as a result of Arris Group's issuance of common shares in connection with its acquisition of another company, which is included in the estimated remaining provisions required for discontinued operations.

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

         For additional information, see "Discontinued operations" in note 4 to the accompanying unaudited consolidated financial statements.

Critical accounting policies

     Revenue recognition

         Our revenue recognition accounting policies are determined in accordance with the standards and guidance provided by United States generally accepted accounting principles. Our revenue streams are the result of a wide range of activities, from custom design and installation over a long period of time to "out of the box solutions," with numerous variations in between. Our solutions also cover a broad range of technologies and are offered on a global basis. As a result, if we are selling products based on more established technologies, our revenue recognition policies can differ between regions depending on the level of knowledgeable installers within the region and whether we are installing the equipment. Newer technologies within a segment may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use judgment in determining how to apply the current standards and interpretations, not only based on solution, but also within solutions based on technology development and geographic region. As a result, Nortel Networks revenues may fluctuate from period to period based on the mix of solutions sold and in which geographic region they are sold. We refer you to note 2(d) of our audited consolidated financial statements and notes thereto for the three years ended December 31, 2001 in our Current Report on Form 8-K dated May 13, 2002 for a detailed discussion of our revenue recognition policies related to our material revenue streams.

     Provisions for receivables

         In establishing the appropriate provisions for receivables, management must regularly review the financial stability of individual customers. This analysis involves a judgment of a counterparty's ability to meet and sustain its financial commitments, and takes into account a counterparty's current and projected financial condition and the positive or negative effects of the current and projected industry outlook, as well as that of the economy in general. When all of these factors are fully considered, a determination is made as to the probability of default. An appropriate provision is then made, taking into account the severity of loss likely on the receivable balance in recovery. A misinterpretation or misunderstanding of these conditions, or other failure to estimate the counterparty's projected financial condition, or uncertainty in the future outlook of our industry or the economy could result in bad debts lower than, or in excess of the provisions determined to be appropriate as at the balance sheet date.

     Provisions for inventory

         In establishing the appropriate provisions for inventory, management must make estimates about the future customer demand for our products, taking into account both general economic conditions and growth prospects within our customers' ultimate marketplace, and the market acceptance of our current and pending products. These judgments must be made in the context of our customers' shifting technology needs and changes in the geographic mix of our customers. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses lower than, or in excess of the provisions determined to be appropriate as at the balance sheet date.

     Tax asset valuation

         In establishing the appropriate income tax valuation allowances, we assess realization of our net deferred tax assets quarterly, and based on all available evidence, both positive and negative, we determine whether it is more likely than not that remaining net deferred tax assets or a portion thereof will be realized. If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that the remaining net deferred tax assets or some portion thereof are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations, and financial condition.

Liquidity and capital resources

     Cash flows

         Cash and cash equivalents, or cash, were $4,089, excluding $420 of restricted cash and cash equivalents described below, at September 30, 2002, an increase of $632 (including net cash from the access solutions operations of $335) from December 31, 2001. This increase in cash was primarily due to $1,472 received from Nortel Networks Corporation from the proceeds of the June 12, 2002 equity offerings.

         Cash flows used in operating activities were $557 for the nine months ended September 30, 2002, due to a net loss of $1,128, adjusted for non-cash items, partially offset by a net change in operating assets and liabilities. The net change in operating assets and liabilities was due to reductions in accounts receivable, income tax, inventory balances, and changes in other operating assets and liabilities, partially offset by a reduction in accounts payable and accrued liabilities. The reduction in income tax is primarily due to the collection of income tax refunds during the period. The reduction in the remaining operating assets and liabilities is primarily due to the continued decline in sales volumes and the associated size of the business, as well as the utilization of certain contract manufacturer and supplier provisions and restructuring provisions, during the nine months ended September 30, 2002.

         During the nine months ended September 30, 2002, we received approximately $1,273 in tax refunds. This represents primarily all of the income tax refunds that we expect to receive for the remainder of 2002. Any future income tax payments are expected to be minimal versus historical levels until we utilize our available income tax loss carryforwards and tax credits.

         Cash flows used in investing activities were $502 for the nine months ended September 30, 2002. These were primarily due to $420 of restricted cash and cash equivalents held as cash collateral for certain customer performance bonds and contracts, and expenditures for plant and equipment of $289, partially offset by proceeds on disposal of certain plant and equipment of $186, mainly related to the sale of certain real estate in the United Kingdom, and net proceeds on the sale/acquisition of investments and businesses of $44, primarily related to the sale of certain assets of our service commerce operation support system business.

         Cash flows generated from financing activities were $1,340 for the nine months ended September 30, 2002, primarily due to $1,997 received from Nortel Networks Corporation during the nine months ended September 30, 2002 in return for 3 common shares and an increase in capital leases payable of $163, partially offset by a stock option fair value increment of $525, which was a payment made by one of our subsidiaries to Nortel Networks Corporation representing the difference between the market value of Nortel Networks Corporation common shares and the exercise price of Nortel Networks Corporation stock options held and exercised by employees of the subsidiary, and a net decrease in notes payable of $289.

     Uses of liquidity

         Our cash requirements for the next 12 months are primarily to fund operations, research and development, capital expenditures, workforce reduction and other restructuring activities, debt service, and customer financings. We may from time to time purchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. The following provides additional information related to our uses of liquidity.

         Special charges

         The remaining cash payments of $437 relating to workforce reduction initiatives are expected to be substantially completed by the end of 2003, and the remaining cash payments of $672 related to contract settlement and lease costs are expected to be substantially completed by the end of 2006. Additional charges will be required in the fourth quarter of 2002 and into 2003 related to the remaining announced workforce reductions and related charges, and the continued restructuring of the Optical Networks segment. We expect to fund restructuring costs of approximately $900 in 2003.

         See "Special charges" for additional information.

         Cash obligations

         Our contractual cash obligations for long-term debt, outsourcing contracts and operating leases as at September 30, 2002 remain substantially unchanged from the amounts disclosed as at December 31, 2001 in our Annual Report on Form 10-K for the year then ended. On October 1, 2002, as part of our normal course debt repayments, we repaid the $300 6.88% Notes due October 1, 2002 and accrued interest.

         In 2002, we have made all required cash contributions to our registered pension plans as well as additional voluntary contributions, totaling approximately $150.

         Commitments and guarantees

         We enter into bid and performance bonds related to various contracts, which generally have terms ranging from two to five years. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have not had to make material payments under these types of bonds and we currently do not anticipate that we will be required to make material payments under the current bonds. The total amount of bid and performance bonds that were available and undrawn was $576, excluding restricted cash and cash equivalents of $420, and $1,177 at September 30, 2002 and December 31, 2001, respectively.

         Due to the current general economic and industry environment, and our current credit condition, the basis under which customer performance bonds and contracts can be obtained has changed, resulting in (but not limited to) increased cash collateral requirements and/or increased fees in connection with obtaining new customer performance bonds and contracts. However, we currently do not expect that the requirements and/or fees to obtain customer performance bonds and contracts will have a material adverse effect on our ability to win contracts from potential customers. As at September 30, 2002, approximately $420 of cash and cash equivalents was restricted as cash collateral for certain customer performance bonds and contracts.

         We have also entered into supply contracts with customers for products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues, in certain circumstances. As is customary for the industry, these supply and networking outsourcing contracts are highly customized to address each customer's particular needs and concerns and, therefore, the nature of the events triggering, as well as the actual amounts of the penalties vary greatly and are based on a variety of complex, interrelated factors, and may vary significantly in amount over the life of the contract. We have not experienced material penalty payments in any recent reporting period.

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

         Customer financing

         The following table provides information related to customer financing commitments as at:

-----------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------

Drawn and outstanding (a)                                                       $         314      $         464
Undrawn commitments                                                                       815              1,611
-----------------------------------------------------------------------------------------------------------------
Total customer financing                                                        $       1,129      $       2,075
-----------------------------------------------------------------------------------------------------------------

         (a) Net of provisions of $875 and $887 as at September 30, 2002, and December 31, 2001, respectively.

         We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including third generation, or 3G, wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core business activities, we remain focused on reducing our overall customer financing exposures consistent with our financing agreements. Generally, customer financing arrangements may include financing in connection with the sale of our products and services, as well as funding for certain non-product and service costs associated with network installation and integration of our products and services, and financing for working capital purposes and equity financing.

         We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether they reflect current market conditions, as well as the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Any misinterpretation or misunderstanding of these factors could result in losses in excess of our provisions. We also continue to restructure financings in an effort to minimize losses and during the nine months ended September 30, 2002, we have reduced undrawn commitments which reflect commitment expiration, cancellations and changing customer business plans. In addition to being highly selective in providing customer financing, we have various programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity, on reducing that capacity as quickly and efficiently as possible, and on minimizing the amount of our customer financing exposure.

         Our ability to place customer financing with third-party lenders has been significantly reduced due to, among other factors, reduced demand for telecommunications financings in capital and bank markets as a result of bankruptcies and financial difficulties in the industry, our current credit condition, adverse changes in the credit quality of our customers, and economic downturns in various countries. As a result, we are currently directly supporting, and expect to be required to support in the future, most commitments and outstanding balances of such customer financings. While we will continue to seek to arrange for third-party lenders to assume our customer financing obligations we expect to fund most customer financings from working capital and conventional sources of external financing in the normal course.

         See "Forward-looking statements" for additional factors that may impact our customer financing arrangements.

     Discontinued operations

         At September 30, 2002, the remaining accruals of the discontinued access solutions operations totaled $98 and were related to certain future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the sale of certain remaining assets to be disposed of. During the nine months ended September 30, 2002 we generated cash of approximately $80 on the disposition of various assets from the access solutions operations.

         For additional information related to discontinued operations, see "Discontinued operations" in note 4 to the accompanying unaudited consolidated financial statements.

     Sources of liquidity

         We currently have a number of credit facilities (discussed in more detail below), all of which contain financial covenants, and in the case of the $1,510 December 2001 facilities, impose additional restrictive covenants. Except for the $750 April 2000 five year credit facilities, all of our credit facilities expire within the next six months. We continue to have ongoing discussions with our banks regarding our existing credit facilities as well as exploring additional financing opportunities and credit arrangements, including bid and performance arrangements to support our expected business needs. As we continue to assess our overall liquidity and business needs as well as our expected financial performance, we may elect or it may be necessary to reduce or terminate any or all of our credit facilities prior to their expiries.

         Nortel Networks Limited and Nortel Networks Inc. amended their 364-day credit facilities in December 2001 which expire on December 13, 2002. As announced on October 17, 2002, we do not expect to amend or extend these facilities. As noted above, these credit facilities contain financial covenants that require (i) the maintenance of a minimum consolidated tangible net worth (at the consolidated Nortel Networks Limited level) of not less than $1,880, and
(ii) the achievement (at the consolidated Nortel Networks Corporation level), of minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, of negative $350 or better for the full year ended December 31, 2002. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA. These credit facilities also contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others. Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit facilities is maintained. The credit facilities also contain covenants restricting the transfer of funds by way of loans or dividends to Nortel Networks Corporation and its other wholly owned subsidiaries from Nortel Networks Limited. These restrictions have not had, and are not expected, for the period prior to the expected expiration of these facilities, to have an effect on Nortel Networks Corporation's ability to meet its primary cash obligations associated with making interest payments on the $1,800 4.25 percent convertible senior notes due September 1, 2008.

         On April 12, 2000, Nortel Networks Limited and Nortel Networks Inc. entered into 364-day revolving syndicated credit facilities and five-year syndicated credit facilities, which permit borrowings for general corporate purposes in an aggregate amount of up to $1,750 and $750, respectively. Effective April 8, 2002, Nortel Networks Limited and Nortel Networks Inc. amended and extended the $1,750 364-day credit facilities which reduced the size of the facilities to $1,175 from $1,750, included higher pricing, and extended the term to April 7, 2003 with no additional term-out period thereafter. As a result, total borrowings currently permitted under the April 2002 364-day and April 2000 five-year credit facilities are $1,925. The April 2002 364-day and April 2000 five-year credit facilities expire in April 2003 and April 2005, respectively.

         The April 2002 364-day and April 2000 five-year credit facilities require that our consolidated tangible net worth at any time be not less than $1,888. We continue to monitor our financial position in light of this covenant and we expect that if we continue to incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, our consolidated tangible net worth may be reduced below the $1,888 threshold. If we are unable to comply with the consolidated tangible net worth covenant, we will be unable to access these facilities.

         Notwithstanding the expected expiration of the $1,510 December 2001 credit facilities, any amounts subsequently drawn under any of Nortel Networks Limited's and Nortel Networks Inc.'s existing credit facilities will be secured equally and ratably with all of our current outstanding public debt securities pursuant to the security documents which became effective following Moody's Investors Services, Inc.'s downgrade of Nortel Networks Limited's United States senior long-term debt rating to below investment grade on April 4, 2002. The security is comprised of liens on substantially all of the assets of Nortel Networks Limited and those of most of its United States and Canadian subsidiaries, and pledges of shares in certain of Nortel Networks Limited's other subsidiaries. In addition, certain of Nortel Networks Limited's wholly owned subsidiaries have provided guarantees of Nortel Networks Limited's obligations under these credit facilities. The security would be released, if and when, Nortel Networks Limited's United States senior long-term debt ratings return to Baa2 (with a stable outlook) and BBB (with a stable outlook), as determined by Moody's Investors Services, Inc. and Standard & Poor's Ratings Service, respectively, or when all of our existing credit facilities terminate or expire.

         As at September 30, 2002, we were in compliance with the covenants of the above-noted credit facilities and had no amounts outstanding under any of these credit facilities. Refer to the discussion below regarding our debt ratings and see "Forward-looking statements" for factors that may affect our ability to comply with covenants and conditions in our credit facilities in the future.

         For additional financial information related to those subsidiaries providing guarantees, see "Supplemental consolidating financial information" in note 18 of the accompanying unaudited consolidated financial statements.

         During the three months ended June 30, 2002, Nortel Networks Corporation and Nortel Networks Limited filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, for the purpose of qualifying the potential sale by Nortel Networks Corporation or Nortel Networks Limited from time to time in the United States and/or Canada of up to an aggregate of $2,500 of various types of securities, including common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts, and share purchase or equity units (subject to certain approvals). As at September 30, 2002, Nortel Networks Corporation utilized approximately $1,700 of the $2,500 available under the shelf registration statement and the base shelf prospectus. Approximately $800 remains available for use by Nortel Networks Corporation and Nortel Networks Limited under the shelf registration statement and the base shelf prospectus. Concurrently with the filing of the above shelf registration statement and base shelf prospectus, Nortel Networks Limited and its financing subsidiary withdrew an existing shelf registration statement filed with the United States Securities and Exchange Commission under which they were previously eligible to issue up to an aggregate of $1,000 of debt securities and warrants to purchase debt securities.

         The total debt to total capitalization ratio of Nortel Networks was 39 percent at September, 2002, compared to 34 percent at December 31, 2001. The ratio reflects the increase in our deficit as a result of the net losses for the nine months ended September 30, 2002, offset by the $1,472 from the equity offerings received from Nortel Networks Corporation on June 12, 2002.

     Credit ratings

--------------------------------------------------------------------------------------------------------------------------------
                                            RATING ON LONG-TERM  DEBT ISSUED    RATING ON PREFERRED SHARES
                                            OR GUARANTEED BY NORTEL NETWORKS     ISSUED BY NORTEL NETWORKS
RATING AGENCY                                                        LIMITED                       LIMITED           LAST UPDATE
--------------------------------------------------------------------------------------------------------------------------------

Standard & Poor's Ratings Service                                          B                           CCC    September 18, 2002

Moody's Investor Services, Inc.                                          Ba3                            B3         April 4, 2002
--------------------------------------------------------------------------------------------------------------------------------

         The ratings remain on negative outlook by Moody's and Standard & Poor's. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and further reduced access to capital markets or replacement credit facilities. Our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain customer performance bonds and contracts, and enter into normal course derivative or hedging transactions.

         See "Forward-looking statements" for effects of changes in respect of our debt ratings.

         During 2001 and the first nine months of 2002, we took actions to strengthen our cash and liquidity positions and as of September 30, 2002, our primary source of liquidity is our current cash and cash equivalents. At September 30, 2002 we had cash and cash equivalents of $4,089, excluding $420 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a continued slow down in capital spending by service providers and other customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt, and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

         See "Forward-looking statements" for factors that may affect our revenues, cash flows and debt levels.

Legal proceedings

         Subsequent to the February 15, 2001 announcement in which Nortel Networks Corporation provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, Nortel Networks Corporation and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and in the provinces of Ontario, Quebec, and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation's securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. Securities regulatory authorities in Canada and the United States are also reviewing these matters. On May 11, 2001, Nortel Networks Corporation filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, Nortel Networks Corporation filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum.

         A class action lawsuit was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation between January 18, 2001 and

February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

         On July 17, 2002, a new purported class action lawsuit, or the Ontario Claim, was filed in the Ontario Superior Court of Justice naming Nortel Networks Corporation, certain of its current and former officers and directors, and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described in the paragraph below. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks securities (including options on Nortel Networks securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Cdn.$5,000, plus punitive damages in the amount of Cdn.$1,000, prejudgment and postjudgment interest, and costs of the action. Nortel Networks Corporation and the named directors and officers of Nortel Networks Corporation intend to vigorously defend the Ontario Claim.

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

         A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan, or the Plan, at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation's common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation's common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation's common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period of March 7, 2000 through December 31, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York.

         On February 12, 2001, Nortel Networks Inc., a direct subsidiary of Nortel Networks Limited, was served with a consolidated amended class action complaint that purported to add Nortel Networks Corporation as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division), or the District Court. This complaint alleges that Entrust, two officers of Entrust, and Nortel Networks Corporation violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. Nortel Networks Corporation is alleged to be a controlling person of Entrust. On April 6, 2001, Nortel Networks Corporation filed a motion to dismiss the first complaint. On July 31, 2001, the first complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint against the same defendants asserting claims substantively similar to those in the first complaint. On September 21, 2001, Nortel Networks Corporation filed a motion to dismiss this second complaint. The motion was granted on September 30, 2002, and the Second Complaint was dismissed without leave to amend. Plaintiffs' time to appeal the decision of the District Court has not yet expired.

         On March 4, 1997, Bay Networks, Inc., a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the United States District Court for the Northern District of California, or the Federal Court, and the California Superior Court, County of Santa Clara, or the California Court, against Bay Networks and ten of Bay Networks' then current and former officers and directors, purportedly on behalf of a class of shareholders who purchased Bay Networks' common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants' motion to dismiss the federal complaint. On August 1, 2001, the United States Court of Appeals for the Ninth Circuit denied the plaintiffs' appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks' common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs' motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs' appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants' motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The plaintiffs are appealing the dismissal of their class allegations.

         Except as disclosed above, in each of the matters described above, plaintiffs are seeking an unspecified amount of money damages.

         We are also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

         We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which, unless otherwise specified, seek damages of material or indeterminate amounts. We cannot determine whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We and any of our named directors and officers intend to vigorously defend these actions, suits, claims, proceedings and investigations.

Environmental matters

         We, primarily as a result of our manufacturing operations, are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, and are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.

         We have remedial activities under way at five of our facilities and seven previously occupied sites. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $25.

         For a discussion of Environmental matters, see "Environmental matters" in note 17 to Nortel Networks Limited's audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

         In response to changes in industry and market conditions, we continue to restructure our business to achieve certain cost savings and to strategically realign our resources. We have based our work plan pertaining to the restructuring on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry adjustment which may not prove to be accurate. We have stated that we will continue to assess our work plan based on an ongoing assessment of the industry adjustment.

         While restructuring, we have assessed, and will continue to assess, whether we should dispose of or otherwise exit businesses or further reduce our workforce, as well as review the recoverability of our tangible and intangible assets associated with those businesses. Any decision by management to further limit investment or to dispose of or otherwise exit businesses may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write downs, and contractual settlements. Additionally, estimates and assumptions used in asset valuations, which are based in part on management forecasts of future business performance, are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill, net deferred taxes, pension assets, and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

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

         Under our work plan, we have also implemented a number of initiatives, including exiting businesses and writing down our tangible and intangible assets, to streamline our business, and to focus our investments on delivering what we believe to be the key next-generation networking solutions. However, our work plan, including workforce reductions, may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our work plan and may be required to refine, expand or extend our work plan. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in a return to profitability.

We may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our customers.

         A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Many of our traditional customers have already begun to invest in data networking and/or are in the process of transitioning from voice-only networks to networks which include data traffic. However, as a result of changes in industry and market conditions, many of our customers have significantly reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by our customers. If the reduction of capital spending continues longer than we expect and we continue to incur net losses as a result or if we are required to record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, we may be unable to comply with certain financial covenants under our current credit facilities. As well, we have focused on the larger customers in our markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations, and financial condition.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

         Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

     o our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;

     o our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations, and to reduce product costs;

     o our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit non-core businesses;

     o   increased price and product competition in the networking industry;

     o the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;

     o the impact of a continued decline in world capital markets and global interest rates on investment assets and liabilities on our registered pension plans;

     o our ability to implement our work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations, and the retention of qualified personnel;

     o   fluctuations in our gross margins;

     o the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

     o variations in sales channels, product costs, and the mix of products sold;

     o   the size and timing of customer orders and shipments;

     o our ability to continue to obtain customer performance bonds and contracts;

     o   our ability to maintain appropriate inventory levels;

     o   the impact of acquired businesses and technologies; and

     o the impact of our product development schedules, manufacturing capacity, and lead times required to produce our products; and

     o   changes in legislation, regulation, and/or accounting rules.

         Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, which may result in a charge to net earnings (loss).

         Significant fluctuations in our operating results could contribute to volatility in the market price of Nortel Networks Corporation's common shares.

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

     o adverse changes in our current credit condition, or the credit quality of our customers and suppliers;

     o adverse changes in the market conditions in our industry and the specific markets for our products;

     o   the trend towards the sale of integrated networking solutions;

     o visibility to, and the actual size and timing of, capital expenditures by our customers;

     o inventory practices, including the timing of product and service deployment, of our customers;

     o the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

     o policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

     o the overall trend toward industry consolidation and rationalization among our customers, competitors, and suppliers;

     o conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

     o governmental regulation or intervention affecting communications or data networking; and

     o the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services.

         Economic conditions affecting the telecommunications industry, which affect market conditions in the telecommunications and networking industry, in the United States, Canada and globally, affect our business. Reduced capital spending and/or negative economic conditions in the United States, Canada, Europe, Asia, Latin America and/or other areas of the world could result in reduced demand for or increased pricing pressure on our products.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results.

         Our gross margins may be negatively affected as a result of a number of factors, including:

     o   increased price competition;

     o   excess capacity;

     o   customer and contract settlements;

     o   higher material or labour costs;

     o   warranty costs;

     o   obsolescence charges;

     o loss of cost savings on future inventory purchases as a result of high inventory levels;

     o   introductions of new products and costs of entering new markets;

     o   increased levels of customer services;

     o   changes in distribution channels; and

     o   changes in product and geographic mix.

         Lower than expected gross margins would negatively affect our operating results.

We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

         Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel in a timely manner, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The scope of these programs for employees and the value of these opportunities have been adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation's common shares (including the proposed consolidation of Nortel Networks Corporation's common shares). We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance which has negatively impacted our level of incentive programs and incentive compensation plans. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, retaining or recruiting qualified employees, including members of senior management, in the future, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

         Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. In addition, due to the current general economic and industry environment, and our current credit condition, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. Also, except for the $750 April 2000 five year credit facilities, all of our credit facilities expire within the next six months. We continue to have ongoing discussions with our banks regarding our existing credit facilities as well as exploring additional financing opportunities and credit arrangements, including bid and performance arrangements to support our expected business needs. As we continue to assess our overall liquidity and business needs as well as our expected financial performance, we may elect or it may be necessary to reduce or terminate any or all of our credit facilities prior to their expiries. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a continued slow down in capital spending by service providers and other customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt, and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction or termination of any or all of our credit facilities could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by our increased levels of debt.

         In order to finance our business we have incurred, and have entered into credit facilities allowing for drawdowns of, and filed a shelf registration statement and base shelf prospectus for potential offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet certain covenants under our credit facilities and any significant reduction in our credit facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business and the operation of our business.

         In particular, our $1,510 December 364-day credit facilities, which expire on December 13, 2002 and are not expected to be amended or renewed, contain covenants restricting additional debt, the payment of dividends, corporate events, liens, sale and leasebacks, and investments, among others.

Payments of dividends on the outstanding preferred shares of Nortel Networks Limited is permitted provided that compliance with certain covenants of the credit facilities is maintained. The credit facilities contain covenants restricting the transfer of funds by way of loans or dividends to Nortel Networks Corporation and its other wholly owned subsidiaries from Nortel Networks Limited. These restrictions have not had, and are not expected, for the period prior to expiration of these facilities, to have an effect on Nortel Networks Corporation's ability to meet its primary cash obligations associated with making interest payments on the $1,800 4.25 percent convertible senior notes due September 1, 2008.

         Other effects of a high level of debt include the following:

     o we may have difficulty borrowing money in the future, or accessing sources of funding, including our credit facilities;

     o we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

     o a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

     o if operating cash flows are not sufficient to meet our operating expenses, capital expenditures, and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including acquisitions, research and development projects, or product design enhancements.

We currently have a number of credit facilities, all of which contain financial covenants and in the case of the $1,510 december 2001 facilities impose additional restrictive covenants that, if we are unable to comply with, may adversely affect our ability to access these facilities.

         Our $1,510 December 364-day credit facilities contain financial covenants that require the maintenance of a minimum consolidated tangible net worth and the achievement of certain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds. The consolidated tangible net worth of Nortel Networks Limited may not be less than $1,880 at any time. The consolidated EBITDA covenant requires that Nortel Networks Corporation achieve a cumulative EBITDA of negative $350 or better for the full year ended December 31, 2002. Certain business restructuring charges and other incremental charges and gains as publicly disclosed are excluded from the calculation of EBITDA.

         Our $1,175 April 2002 364-day credit facilities and the $750 April 2000 five-year credit facilities also include a financial covenant, which require that Nortel Networks Limited consolidated tangible net worth at any time be not less than $1,888. We continue to monitor our financial position in light of this covenant and we expect that if we continue to incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, Nortel Networks Limited's consolidated tangible net worth may be reduced below the $1,888 threshold. If we are unable to comply with the consolidated tangible net worth covenant under these credit facilities, we will be unable to access these facilities.

         On October 17, 2002, Nortel Networks Corporation announced that it expects that the $1,510 December 2001 364-day credit facilities will not be amended or extended and will expire on December 13, 2002. Our $1,175 April 2002 364-day credit facilities and $750 April 2000 five-year credit facilities are scheduled to expire in April 2003 and April 2005.

Changes in respect of our public debt ratings or current credit condition may materially and adversely affect the availability, the cost, and the terms and conditions of our debt and alternative financing arrangements.

         Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition may affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions, and our ability to obtain customer performance bonds and contracts. Our current credit condition requires us to pay increased fees and/or post cash collateral to secure certain customer performance bonds and contracts and may also negatively affect the cost to us and terms and conditions of debt and alternative financing arrangements. Additionally, any negative developments regarding our cash flow, public debt ratings, current credit condition and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit facilities, could cause us to lose access to, and/or cause a default under certain of our credit facilities and adversely affect further the cost and terms and conditions of our debt and alternative financing arrangements.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

         We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic, and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid, and efficient transport of large volumes of data traffic over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers and carriers. We also believe that such developments will give rise to the demand for Internet Protocol-, or IP-, optimized networking solutions, and third generation, or 3G, wireless networks. Internet Protocol is the predominant method by which data is sent from one computer to another on the Internet - a data message is divided into smaller packets which contain both the sender's unique IP address and the receiver's unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching
- when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be "always on" because the networks are packet-based. We expect 3G networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

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

     o the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

     o the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

     o the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

     o the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

     o the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

     o   the potential loss of key employees of the acquired businesses;

     o the risk that acquired businesses will divert the attention of our senior management from the operation of our business; and

     o the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

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

         The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors, including the timely introduction of such products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of such products, and the availability of funding for such networks. Products and technologies developed by our competitors may render our products obsolete. Hackers may attempt to disrupt or exploit our customers' use of our technologies. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share, and customer relationships could be materially and adversely affected.

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

         Our principal competitors in the sale of our Wireline Networks products to service providers are large communications companies such as Alcatel S.A., Fujitsu Limited, Telefonaktiebolagat LM Ericsson, Lucent Technologies Inc., and Siemens Aktiengesellschaft. In addition, we compete with smaller companies that address specific niches within this market, such as Ciena Corporation (who recently combined with ONI Systems Corp), Sonus Systems Limited, and Redback Networks Inc. Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Alcatel, Avaya Inc., Cisco Systems, Inc., Ericsson, and Siemens. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc., 3Com Corporation, and Genesys Telecommunications Laboratories, Inc. Our major competitors in Wireless Networks have traditionally included Ericsson, Lucent, Motorola, Inc., and Nokia Corporation. More recently, Siemens and Samsung Electronics Co., Ltd. have emerged as competitors. Our major competitors in Optical Networks include Alcatel, Ciena, Fujitsu, Lucent, and Marconi plc. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now or may become principal competitors in the future. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, one way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. Our acquisitions of other companies may cause certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

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

         As an increasing proportion of our business may be denominated in currencies other than United States dollars, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Our primary currency exposures are to Canadian dollars, United Kingdom pounds, and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to such emerging market currencies, such as, for example, the Chinese renminbi. These currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country's currency. Also, availability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our results of operations.

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

         There are currently few domestic or international laws or regulations that apply directly to access to or commerce on the Internet. We could be materially and adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers. We could also be materially and adversely affected by increased competition as a result of the change in the regulation of the telecommunications industry. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet or the telecommunications industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, results of operations, and financial condition.

We have provided and may continue to provide significant financing to our customers. the current downturn in the economy increases our exposure to our customers' credit risk and the risk that our customers will not be able to fulfill their payment obligations.

         The competitive environment in which we operate has required us in the past, to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include financing in connection with the sale of our products and services, funding for certain non-product and service costs associated with network installation and integration of our products and services, financing for working capital and equity financing. We expect we may continue in the future to provide customer financing to customers in areas that are strategic to our core business activity. If we do, we may be required to directly hold a significantly greater amount of such financings than in the past, when we were able to place a large amount of our customer financing obligations with third party lenders.

         We expect to continue to hold certain current and future customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, adverse capital market conditions, our current credit condition, adverse changes in the credit quality of our customers, and reduced demand for telecommunications financing in capital and bank markets. In addition, risks generally associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. We may not be able to place any of our current or future customer financing obligations with third-party lenders on acceptable terms.

         Certain customers have been experiencing financial difficulties and have failed to meet their financial obligations. As a result, we have incurred charges for increased provision related to certain trade and customer financed receivables. If there are further increases in the failure of our customers to meet their customer financing and receivables obligations to us or if the assumptions underlying the amount of provisions we have taken with respect to customer financing and receivables obligations do not reflect actual future financial conditions and customer payment levels, we could incur losses lower than, or in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

Negative developments associated with our supply and network outsourcing contracts and contract manufacturing agreements may materially and adversely affect our business, results of operations, financial condition, and supply relationships.

         We have entered into supply contracts with customers to provide products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build and operate networks. We have also entered into network outsourcing contracts with customers to operate their networks. Some of these supply and network outsourcing contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages, the termination of the related supply or network outsourcing contract, and/or the reduction of shared revenues, in certain circumstances. Unexpected developments in these supply and outsourcing contracts could have a material adverse effect on our revenues, cash flows, and relationships with our customers.

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

Recent pronouncements

         In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)"or EITF 94-3. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. We have not yet determined the effect that the adoption of SFAS 146 will have on our business, results of operations, and financial condition.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", or SFAS 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. We have not yet determined the effect that the adoption of SFAS 143 will have on our business, results of operations, and financial condition.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Nortel Networks management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control

         There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         Legal Proceedings

         For a discussion of our material legal proceedings, see "Legal proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.         Changes in Securities and Use of Proceeds

         During the nine months ended September 30, 2002, Nortel Networks Corporation subscribed for one common share of Nortel Networks Limited, and Nortel Networks Limited issued one of its common shares to Nortel Networks Corporation, as of each of the following dates, in each case in exchange for cash consideration in the following approximate amounts on such dates:

                                            Amount of Consideration
         Effective Date                           ($millions)
         --------------                            ----------
         June 28, 2002                                   800
         August 29, 2002                                 525
         September 27, 2002                              672
                                                     -------
         Total                                         1,997


         Each such issuance of common shares by Nortel Networks Limited to Nortel Networks Corporation was exempt from registration under the Securities Act on the basis that it occurred outside the United States, within the meaning of Regulation S under the Securities Act.

ITEM 4.         Submissions of Matters to a Vote of Security Holders

         During the nine months ended September 30, 2002, Nortel Networks Corporation, as the sole holder of the common shares of Nortel Networks Limited, approved reductions in the legal stated capital of the common shares of Nortel Networks Limited, pursuant to unanimous written resolutions and in accordance with applicable Canadian corporate laws, as of the following dates and in the following approximate amounts:

                                              Amount of Reduction
         Effective Date                           ($millions)
         --------------                            ----------
         June 28, 2002                                   800
         August 29, 2002                                 525
         September 27, 2002                              672
                                                     -------
         Total                                         1,997

         The reductions in the legal stated capital of the common shares of Nortel Networks Limited, among other things, improve the ability to declare and pay dividends on the outstanding preferred shares of Nortel Networks Limited under applicable Canadian corporate laws.

ITEM 6.         Exhibits and Reports on Form 8-K

a)       Exhibits:

10.1 Resolution of the Board of Directors of Nortel Networks Limited dated July 25, 2002, related to the payment of audit committee chairman fees.

10.2     Nortel Networks Limited SUCCESS Plan effective July 25, 2002.

10.3 General description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited.

b)       Reports on Form 8-K:

         Nortel Networks Limited filed a Current Report on Form 8-K dated July 22, 2002 related to (i) the appointment of the new Chief Financial Officer of Nortel Networks Limited, and (ii) Nortel Networks Corporation's financial results for the second quarter of 2002.

         Nortel Networks Limited filed a Current Report on Form 8-K dated August 13, 2002 related to the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying Nortel Networks Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

         Nortel Networks Limited filed a Current Report on Form 8-K dated August 28, 2002 related to a press release announcing that Nortel Networks Corporation expects its revenue from continuing operations for the third quarter to be lower than second quarter 2002 revenues for continuing operations by up to approximately 10%.

         Nortel Networks Limited filed a Current Report on Form 8-K dated September 26, 2002 related to a press release announcing that Nortel Networks Corporation expects its revenues from continuing operations in the third quarter to be lower than second quarter 2002 revenues for continuing operations by approximately 15%.

         Nortel Networks Limited filed a Current Report on Form 8-K dated October 3, 2002 related to a press release announcing changes to Nortel Networks Corporation's organization reflecting a more streamlined structure focused more directly around its customers in four key businesses: Wireless Networks, Wireline Networks, Enterprise Networks, and Optical Networks.

         Nortel Networks Limited filed a Current Report on Form 8-K dated October 11, 2002 related to a press release stating that, in a letter from Nortel Networks Corporation's President and Chief Executive Officer to employees subsequently issued on the same date, Nortel Networks Corporation updated employees on its third quarter 2002 revenues and its progress on its drive to achieve profitability.

         Nortel Networks Limited filed a Current Report on Form 8-K dated October 22, 2002 related to Nortel Networks Corporation's financial results for the third quarter of 2002.

         Nortel Networks Limited filed a Current Report on Form 8-K/A dated November 7, 2002 related to Nortel Networks Corporation's press release revising the breakdown of its Enterprise Networks and Wireline Networks historical segment revenues.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.





                             NORTEL NETWORKS LIMITED
                                  (REGISTRANT)




     Chief Financial Officer                       Chief Accounting Officer




          "D.C. BEATTY"                                  "M.J. GOLLOGLY"
   ---------------------------                   ----------------------------
           D.C. BEATTY                                    M.J. GOLLOGLY
     Chief Financial Officer                               Controller




   DATE:  NOVEMBER 12, 2002

                                  CERTIFICATION


I, FRANK A. DUNN, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nortel Networks
Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002


               "FRANK A. DUNN"
-----------------------------------------
                FRANK A. DUNN
      President and Chief Executive Officer

                                  CERTIFICATION


I, DOUGLAS C. BEATTY, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nortel Networks
Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002


         "DOUGLAS C. BEATTY"
-----------------------------------------
          DOUGLAS C. BEATTY
       Chief Financial Officer