Form 10-Q
period 2003-03-31
NORTEL NETWORKS LTD
filed 2003-05-09
CIK 1119664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at April 30, 2003

1,460,978,638 without nominal or par value

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings	61

ITEM 6.	Exhibits and Reports on Form 8-K	61

Signatures		62

Certifications		63

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT and the GLOBEMARK are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investor Services, Inc.
S&P 100, S&P 500 and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (unaudited)

                   Contents of Consolidated Financial Statements

NORTEL NETWORKS LIMITED

Consolidated Statements of Operations (unaudited) for the three months ended

	March 31,	March 31,
(millions of U.S. dollars)	2003	2002

Revenues	$2,397	$2,910

Cost of revenues	1,359	2,229

Gross profit	1,038	681

Selling, general and administrative expense	485	740

Research and development expense	488	577

Amortization of acquired technology	–	5

Special charges	133	443

Gain on sale of businesses	–	(3)

Operating loss	(68)	(1,081)

Other income (expense) — net	49	(14)

Interest expense

Long-term debt	(24)	(36)

Other	(7)	(12)

Loss from continuing operations before income taxes	(50)	(1,143)

Income tax benefit (provision)	(10)	362

	(60)	(781)

Equity in net loss of associated companies — net of tax	(7)	(4)

Net loss from continuing operations	(67)	(785)

Net earnings from discontinued operations — net of tax	164	–

Net earnings (loss)	97	(785)

Dividends on preferred shares	(5)	(5)

Net earnings (loss) applicable to common shares	$92	$(790)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Balance Sheets (unaudited) as at

	March 31,	December 31,
(millions of U.S. dollars)	2003	2002

ASSETS

Current assets

Cash and cash equivalents	$3,913	$3,813

Restricted cash and cash equivalents	227	249

Accounts receivable (less provisions of $403 as at March 31, 2003, $477 as at December 31, 2002)	2,028	1,993

Inventories — net	846	889

Income taxes recoverable	60	58

Deferred income taxes — net	784	793

Other current assets	419	706

Total current assets	8,277	8,501

Investments at cost and associated companies at equity	211	246

Plant and equipment — net	1,396	1,441

Goodwill	2,021	2,021

Deferred income taxes — net	3,026	2,797

Other assets	749	747

Total assets	$15,680	$15,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$78	$100

Trade and other accounts payable	803	931

Payroll and benefit-related liabilities	664	513

Contractual liabilities	1,457	1,546

Restructuring	680	761

Other accrued liabilities	2,634	2,803

Long-term debt due within one year	234	233

Total current liabilities	6,550	6,887

Long-term debt	1,864	1,919

Deferred income taxes — net	431	366

Other liabilities	2,408	2,351

	11,253	11,523

Minority interest in subsidiary companies	70	78

Guarantees, commitments and contingencies (notes 9 and 14)

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 30,000,000 at March 31, 2003 and December 31, 2002	536	536

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 1,460,978,638 at March 31, 2003 and December 31, 2002	1,211	1,211

Additional paid-in capital	21,991	21,991

Deficit	(18,000)	(18,093)

Accumulated other comprehensive loss	(1,381)	(1,493)

Total shareholders’ equity	4,357	4,152

Total liabilities and shareholders’ equity	$15,680	$15,753

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Statements of Cash Flows (unaudited) for the three months ended

	March 31,	March 31,
(millions of U.S. dollars)	2003	2002

Cash flows from (used in) operating activities

Net loss from continuing operations	$(67)	$(785)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	104	157

Non-cash portion of special charges and related asset write downs	(5)	75

Equity in net loss of associated companies	7	4

Current stock option compensation	5	–

Deferred income taxes	7	(371)

Other liabilities	26	(37)

Gain on repurchases of outstanding debt securities	(4)	–

(Gain) loss on sale or write down of investments and businesses	33	(11)

Other — net	34	127

Change in operating assets and liabilities:

Accounts receivable	(46)	165

Inventories	111	74

Income taxes	(6)	519

Restructuring	(187)	(387)

Accounts payable and accrued liabilities	(130)	180

Other operating assets and liabilities	4	(104)

Net cash used in operating activities of continuing operations	(114)	(394)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(18)	(103)

Proceeds on disposals of plant and equipment	6	44

Decrease in restricted cash and cash equivalents	20	–

Increase in long-term receivables	(9)	(107)

Decrease in long-term receivables	5	89

Acquisitions of investments and businesses — net of cash acquired	(2)	(19)

Proceeds on sale of investments and businesses	7	24

Net cash from (used in) investing activities of continuing operations	9	(72)

Cash flows from (used in) financing activities

Dividends on preferred shares	(5)	(5)

Decrease in notes payable — net	(17)	(11)

Proceeds from long-term debt	–	11

Repayments of long-term debt	(43)	(2)

Decrease in capital leases payable	(1)	(4)

Net cash used in financing activities of continuing operations	(66)	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(6)

Net cash used in continuing operations	(153)	(483)

Net cash from discontinued operations	253	50

Net increase (decrease) in cash and cash equivalents	100	(433)

Cash and cash equivalents at beginning of period — net	3,813	3,457

Cash and cash equivalents at end of period — net	$3,913	$3,024

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Nortel Networks Limited (“Nortel Networks”) include all majority owned subsidiaries over which Nortel Networks exercises control and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by accounting principles generally accepted in the United States (“GAAP”) in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited consolidated financial statements are the same as those described in Nortel Networks audited consolidated financial statements prepared in accordance with GAAP for the three years ended December 31, 2002, except as described in note 2. Although Nortel Networks is headquartered in Canada, the accompanying unaudited consolidated financial statements are expressed in United States dollars as the greater part of Nortel Networks financial results and net assets are denominated in United States dollars.

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months ended March 31, 2003 are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003.

Recent accounting pronouncements

(a)	In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. (“FIN”) 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) and (4) amends certain other existing pronouncements.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively.

Nortel Networks will adopt the provisions of SFAS 149 for the quarter ending June 30, 2003. Nortel Networks has not yet determined the impact that the adoption of SFAS 149 will have on its business, results of operations and financial position.

(b)	In January 2003, the FASB issued FIN 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 — Consolidated Financial Statements to those entities defined as “Variable Interest Entities” (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.

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

Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, Nortel Networks retains certain risks associated with guaranteeing recovery of the unamortized principal balance of the debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. The amount of the guarantee will be adjusted over time as the underlying debt matures. Therefore, it is expected that unless the existing arrangements are modified prior to July 1, 2003, Nortel Networks will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at March 31, 2003 were each approximately $176 and these amounts represent the collateral and maximum exposure to loss, respectively, as a result of our involvement with these entities.

(c)	In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which must be applied to all revenue arrangements entered into after June 30, 2003. However, the EITF is continuing discussion of the interaction of EITF 00-21 with higher level accounting literature, including Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. EITF 00-21 governs how to separately account for goods or services or both that are to be delivered in a bundled sales arrangement and allows for either prospective application or a cumulative adjustment upon adoption. Nortel Networks is unable to determine the impact of EITF 00-21 on its business, results of operations and financial condition, until the EITF resolves uncertainties regarding the scope of this pronouncement.

Comparative figures

Certain 2002 figures in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.	Accounting changes

(a)	Stock-based compensation

Prior to fiscal 2003, Nortel Networks, as permitted under SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based compensation plans. SFAS 123 required disclosure of pro forma amounts to reflect the impact if Nortel Networks had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock-based compensation under the fair value based method of SFAS 123, rather than electing to continue to follow the intrinsic value method of APB 25. Under SFAS 148, Nortel Networks could have adopted the recommendations of SFAS 123 either (1) prospectively to awards granted or modified after the beginning of the year of adoption, (2) retroactively with restatement for awards granted or modified since January 1, 1995, or (3) prospectively to awards granted or modified since January 1, 1995. Effective January 1, 2003, Nortel Networks has elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted or modified after January 1, 2003. The effect of adoption of SFAS 148 was a stock option expense of $5 for the three months ended March 31, 2003.

Under various stock option programs of Nortel Networks parent, Nortel Networks Corporation (“NNC”), options may be granted to various eligible employees of Nortel Networks to purchase common shares of NNC. Had Nortel Networks applied the fair value based method to all stock-based awards, reported net earnings (loss) would have decreased (increased) to the pro forma amounts indicated below for each of the three months ended:

	March 31,	March 31,
	2003	2002

Net earnings (loss) applicable to common shares	$92	$(790)
Stock-based compensation — reported (a)	15	2
Pro forma stock-based compensation (b)	(62)	(238)

Net earnings (loss) applicable to common shares — pro forma	$45	$(1,028)

(a)	Included in stock-based compensation — reported for the three months ended March 31, 2003 was stock option expense of $5 (net of tax of nil) and restricted stock units expense of $10 (net of tax of nil).
(b)	Pro forma stock-based compensation was net of tax of $12 and $69 for the three months ended March 31, 2003 and 2002, respectively.

The fair value of stock options used to compute pro forma net earnings (loss) was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three months ended:

	March 31,	March 31,
	2003	2002

Black-Scholes weighted-average assumptions

Expected dividend	0.00%	0.00%

Expected volatility	92.48%	71.17%

Risk-free interest rate	2.82%	4.50%

Expected option life in years	4	4

Weighted average stock option fair value per option granted	$1.56	$3.63

(b)	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of NNC or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45, which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. The adoption of FIN 45 did not have a material impact on the business, results of operations and financial condition of Nortel Networks. See note 9 for additional disclosure on guarantees.

(c)	Asset retirement obligations

Effective January, 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be recognized for the estimated fair value of the obligation when it is incurred. The adoption of SFAS 143 did not have a material impact on Nortel Networks business, results of operations and financial condition.

(d)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. The effect of SFAS 146 will be to change the timing of recognition of certain liabilities and no material valuation differences are expected. Plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks adopted the requirements of SFAS 146 effective January 1, 2003. See note 5 for additional disclosure and the effects of adoption of SFAS 146.

3.   Consolidated financial statement details

The following unaudited consolidated financial statement details are presented as at March 31, 2003 and December 31, 2002 for the consolidated balance sheet details, and for each of the three months ended March 31, 2003 and 2002 for the consolidated statement of cash flows:

Consolidated balance sheets

Inventories — net:

	March 31,	December 31,
	2003	2002

Raw materials	$302	$343

Work in process	280	308

Finished goods	264	238

Inventories — net (a)	$846	$889

(a)	Net of inventory provisions of $965 and $1,014 as at March 31, 2003 and December 31, 2002, respectively. Included in Other accrued liabilities were accruals of $157 and $168 at March 31, 2003 and December 31, 2002, respectively for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	March 31,	December 31,
	2003	2002

Cost:

Land	$55	$54

Buildings	1,194	1,169

Machinery and equipment	3,714	3,732

	4,963	4,955

Less accumulated depreciation:

Buildings	(471)	(463)

Machinery and equipment	(3,096)	(3,051)

	(3,567)	(3,514)

Plant and equipment — net	$1,396	$1,441

Other accrued liabilities:

	March 31,	December 31,
	2003	2002

Outsourcing and selling, general and administrative related	$637	$690

Customer deposits	357	389

Product related	364	372

Warranty	238	238

Deferred income	246	218

Miscellaneous taxes	103	121

Income taxes payable	74	98

Current liabilities of discontinued operations	66	46

Interest expense	32	52

Other	517	579

Other accrued liabilities	$2,634	$2,803

Consolidated statements of cash flows

Interest and income taxes paid (recovered):

	March 31,	March 31,
	2003	2002

Interest paid	$43	$70

Income taxes paid (recovered)	$21	$(506)

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Nortel Networks tests for impairment of goodwill on an annual basis on October 1, and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Nortel Networks also considers the market capitalization of NNC as of the date of the impairment test. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

Other

During the three months ended March 31, 2003 Nortel Networks net earnings (loss) included approximately $80 of favorable impacts (of which $50 was included in Other income (expense) – net, $25 in selling, general and administrative expense and $5 in research and development expense) associated with reductions in accruals principally related to the wind-down of integration activities of previously acquired companies, operations originally structured as joint ventures and miscellaneous tax matters.

4.	Segmented information

General description

Nortel Networks operations are organized around four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks. Wireless Networks includes network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks. Enterprise Networks includes circuit and packet voice solutions, data networking and security solutions and the related professional services used by our enterprise customers. Wireline Networks includes circuit and packet voice solutions, data networking and security solutions and the related professional services used by our service provider customers. Optical Networks includes metropolitan, regional and long-haul photonic dense wavelength division multiplexing transmission systems, synchronous optical transmission systems, optical switching solutions, network management software and intelligence solutions and Optical Ethernet solutions for our service provider and enterprise customers.

“Other” represents miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

Segments

The following tables set forth information by segment for each of the three months ended:

	March 31,	March 31,
	2003	2002

Revenues

Wireless Networks	$953	$1,136

Enterprise Networks	611	675

Wireline Networks	562	682

Optical Networks	270	405

Other	1	12

Total	$2,397	$2,910

Contribution margin

Wireless Networks	316	244

Enterprise Networks	145	84

Wireline Networks	152	96

Optical Networks	10	(358)

Other	(70)	(125)

Total	$553	$(59)

Research and development expense	(488)	(577)

Amortization of acquired technology	—	(5)

Special charges	(133)	(443)

Gain on sale of businesses	–	3

Other income (expense) — net	49	(14)

Interest expense	(31)	(48)

Loss from continuing operations before income taxes	$(50)	$(1,143)

For the three months ended March 31, 2003, one customer accounted for 10.1 percent of total revenues. No single customer accounted for greater than 10 percent of revenues for the three months ended March 31, 2002.

5.	Special charges

During the three months ended March 31, 2003, Nortel Networks continued to implement its restructuring work plan initiated in 2001. Changes in the provision for special charges are shown below:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at December 31, 2002 (a)	$416	$668	$–	$11	$1,095

Special charges	60	78	(5)	–	133

Cash drawdowns	(130)	(55)	–	(2)	(187)

Non-cash drawdowns	–	–	5	–	5

Provision balance as at March 31, 2003(a)	$346	$691	$—	$9	$1,046

(a)	At March 31, 2003 and December 31, 2002, the short-term provision balance was $680 and $761, respectively, and the long-term provision balance was $366 and $334, respectively (included in Other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications for the three months ended

March 31, 2003	200	590	790

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.

(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Three months ended March 31, 2003

For the three months ended March 31, 2003, Nortel Networks recorded total special charges of $133.

Workforce reduction charges of $60 were related to severance and benefit costs associated with approximately 790 employees notified of termination during the three month period ended March 31, 2003 which extended across all segments. These charges were net of $10 relating to provision amounts that were no longer required. During the three month period ended March 31, 2003, the workforce reduction provision balance was drawn down by cash payments of $130. The remaining provision is expected to be substantially drawn down by mid 2004.

Contract settlement and lease costs of $78 consisted of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space) and leased manufacturing equipment that were no longer required, across all segments. Lease costs represented Nortel Networks estimated future net contractual obligations under its operating leases for those leases that Nortel Networks cannot terminate. Included in the $78 of contract settlement and lease costs was $55 relating to changes in sublease revenue assumptions associated with certain properties and $23 of net lease charges related to newly identified leased facilities and equipment that were no longer required which were valued using the estimated net present value method as prescribed under SFAS 146. During the three months ended March 31, 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $55. The remaining provision, net of approximately $345 in expected sublease revenue, is expected to be substantially drawn down by the end of 2010.

Plant and equipment write downs of $(5) were net of $(26) related primarily to changes in the estimated net realizable value of leasehold improvements and related assets. Current period write downs to net realizable value were $21 for various leasehold improvements and excess equipment.

6.	Income taxes

At March 31, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,379, reflecting temporary differences between financial reporting and tax treatment of certain assets and liabilities, in addition to the tax benefit of net operating loss and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

During the three months ended March 31, 2003, Nortel Networks recorded a full valuation allowance on the tax benefit of the pre-tax loss from continuing operations of $50. The valuation allowance was recorded in accordance with SFAS No. 109 “Accounting for Income taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances can be primarily attributed to continued uncertainty in the telecommunications market.

7.	Long-term debt, credit and support facilities

Long-term debt

During the three months ended March 31, 2003, Nortel Networks purchased a portion of its 6.125 percent notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within Other income (expense) — net.

Credit facilities

At March 31, 2003 and December 31, 2002, Nortel Networks had total unused committed credit facilities of $750.

Support facilities

On February 14, 2003, Nortel Networks entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). The agreement expires on June 30, 2004.

The EDC Support Facility provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $95 was utilized as at March 31, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations, of which $65 was utilized as at March 31, 2003. For additional information, see Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 and Nortel Networks Current Report on Form 8-K filed February 14, 2003 with the Securities and Exchange Commission.

Nortel Networks obligations under the EDC Support Facility are secured on an equal basis under the existing security agreements entered into by Nortel Networks and various of its subsidiaries that pledge substantially all of the assets of Nortel Networks in favor of certain banks, including the banks under Nortel Networks and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities and the holders of Nortel Networks and NNC’s public debt securities (see note 15).

8.	Financial instruments and hedging activities

During the three months ended March 31, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and were previously fair valued through net earnings (loss).

9.	Guarantees and commitments

Guarantees
Nortel Networks has estimated the expected cash flow associated with certain guarantees issued or modified after December 31, 2002 using a sum of probability-weighted amounts in a range of possible estimated amounts. The estimation resulted in an insignificant accrual for the three months ended March 31, 2003.

Bid, performance related and other bonds

Nortel Networks has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term less than twelve months. Performance related bonds generally have a term of twelve months. Other bonds generally have a term of twenty-four months. The various contracts to which these bonds apply generally have terms ranging from two to five years. Potential payments due under these bonds are related to Nortel Networks non-performance under the applicable contract. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of restricted cash and cash equivalents, as at:

	March 31,	December 31,
	2003	2002

Bid and performance related bonds (a)	$318	$400

Other bonds (b)	39	35

Total bid, performance related and other bonds	$357	$435

(a)	Net of restricted cash and cash equivalent amounts of $184 and $195 as at March 31, 2003 and December 31, 2002, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $22 and $19 as at March 31, 2003 and December 31, 2002, respectively.

Customer financing

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel Networks attempts to limit its financing credit risk by utilizing an internal credit committee that actively monitors the credit exposure of Nortel Networks. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as at:

	March 31,	December 31,
	2003	2002

Drawn and outstanding — gross (a)	$962	$1,091

Provisions for doubtful accounts	(699)	(799)

Drawn and outstanding — net	263	292

Undrawn commitments	649	801

Total customer financing	$912	$1,093

(a)	Included short-term and long-term amounts.

10.	Restricted cash and cash equivalents

As at March 31, 2003 and December 31, 2002, approximately $227 and $249 of cash and cash equivalents, respectively, was restricted as collateral for certain bid, performance related and other bonds. In addition to the payment of fees, cash and cash equivalent collateral was also required in connection with obtaining new bid, performance related and other bonds as a result of the general economic and industry environment and Nortel Networks current credit ratings.

11.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for each of the three months ended:

	March 31,	March 31,
	2003	2002

Net earnings (loss)	$97	$(785)

Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment (a)	91	(49)
Unrealized gain (loss) on investments — net (b)	10	16
Unrealized derivative gain (loss) on cash flow hedges — net (c)	11	1

Comprehensive income (loss)	$209	$(817)

(a)	The changes in the foreign currency translation adjustments were not adjusted for income taxes since they related to indefinite term investments in non-United States subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities were excluded from net earnings (loss) and are included in comprehensive income (loss) until realized. Unrealized gain on investments was net of tax of $4 and $11 for the three months ended March 31, 2003 and 2002, respectively.
(c)	During the three months ended March 31, 2003 and 2002, $1 and $(4), respectively, of net derivative gains (losses) were reclassified to net earnings (loss). Nortel Networks estimates that $9 of net derivative gains included in other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

12.	Discontinued operations

During the three months ended March 31, 2003, Nortel Networks substantially completed the wind-down of its access solutions operations. The initial disposal strategy or intent to exit the business was approved by the Nortel Networks Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who were also affected by industry conditions, took longer than expected. Although disposal activities continued beyond a one-year period, Nortel Networks has continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

The following unaudited consolidated financial results for discontinued operations are presented as at March 31, 2003 and December 31, 2002 for the consolidated balance sheets, and for each of the three month periods ended March 31, 2003 and 2002, for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	March 31,	March 31,
	2003	2002

Revenues	$3	$68

Net earnings from discontinued operations — net of tax (a)	$164	$–

(a)	Net earnings from discontinued operations were net of applicable income tax of $8 and nil for the three months ended March 31, 2003 and 2002, respectively.

Consolidated balance sheets:

	March 31,	December 31,
	2003	2002

Accounts receivable — net	$–	$20

Inventories — net	2	–

Deferred income taxes	66	147
Other current assets (a)	2	45

Total current assets of discontinued operations (b)	$70	$212

Other long-term assets (a)(b)	54	49

Total assets of discontinued operations	$124	$261

Current liabilities (b)(c)	$66	$46
Long-term liabilities (b)	2	2

Total liabilities of discontinued operations	$68	$48

(a)	Included customer financing receivables of nil (net of provisions of $105) and $66 (net of provisions of $507) as at March 31, 2003 and December 31, 2002, respectively.
(b)	Current assets, Other long-term assets, Current liabilities and Long-term liabilities of discontinued operations were included in Other current assets, Other assets, Other accrued liabilities and Other liabilities, respectively, of Nortel Networks consolidated balance sheets.
(c)	Included accruals of $66 and $44 as at March 31, 2003 and December 31, 2002, respectively, related to the future contractual obligations and estimated liabilities during the planned period of disposition.

Consolidated statements of cash flows:

	March 31,	March 31,
	2003	2002

Cash flows from (used in) discontinued operations
Operating activities	$12	$72
Investing activities	241	(22)

Net cash from discontinued operations	$253	$50

Three months ended March 31, 2003

On March 24, 2003, Nortel Networks sold 8 million common shares of Arris Group Inc. (“Arris”) to Arris for cash consideration of $28 pursuant to a March 11, 2003 agreement (the “March 2003 Agreement”). This resulted in a gain of $12. Upon completion of this transaction, Nortel Networks owned 14 million Arris common shares or 18.8 percent of the Arris outstanding common shares. Nortel Networks has classified its remaining ownership interest in Arris as an available-for-sale investment. In addition, on March 18, 2003, Nortel Networks assigned its membership interest in Arris Interactive LLC to ANTEC Corporation, an Arris company, for cash consideration of $89. This resulted in a gain for the full amount.

Under the terms of the March 2003 Agreement, Arris has the option to purchase, from Nortel Networks, prior to the earlier of (1) June 30, 2003 and (2) at Nortel Networks election, on the occurrence of a “change of control”, or a material change in the business, of Arris, or the commencement of a third party tender offer for the common shares of Arris, an additional 8 million shares of Arris. The purchase price of these shares will be equal to the greater of $4.00 per share or 90 percent of the five trading day volume weighted average market price prior to the exercise date. Nortel Networks has also entered into various lock-up arrangements which restrict its rights to dispose of its remaining common shares of Arris until June 11, 2003.

On March 20, 2003, Nortel Networks entered into a restructuring agreement with a customer to restructure approximately $465 of trade and customer financing receivables owed to Nortel Networks, the majority of which was previously provisioned. As a result of the restructuring agreement, Nortel Networks received consideration including cash of $125, notes and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. A gain of $95 was recorded as a result of the transaction. In addition to the restructuring agreement, a five year equipment and services supply agreement was entered into requiring customer payment terms of either cash in advance or guarantee by letters of credit in favor of Nortel Networks.

13.	Related party transactions

In the ordinary course of business, Nortel Networks engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel Networks significant influence and with NNC, joint ventures of NNC and owned subsidiaries of NNC. These transactions include sales and purchases of goods and services (under usual trade terms measured at their exchange amounts), cash borrowings between the parties and funding activities pursuant to reciprocal credit agreements.

As at March 31, 2003 and December 31, 2002, Nortel Networks had the following related party amounts on its balance sheet related to NNC and owned subsidiaries of NNC:

	March 31,	December 31,
	2003	2002

Owing from (to) NNC	$58	$(17)

Owing from (to) NNC subsidiaries	$119	$99

Stock option fair value increment (included in shareholders’ equity)	$–	$525

On August 29, 2002, a payment was made by a subsidiary of Nortel Networks to NNC equal to $525 representing the difference between the market value of NNC common shares issued on stock option exercises and the exercise price of NNC stock options exercised by employees of the subsidiary. This payment was referred to as stock option fair value increment.

14.	Contingencies

Subsequent to the February 15, 2001 announcement in which NNC provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the United States District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey, and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired NNC securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of United States federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, NNC filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, NNC filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related United States class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the ground that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against NNC was also filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same United States federal securities laws as the above-noted lawsuits.

On April 1, 2002, NNC filed a motion to dismiss both the above consolidated United States shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under United

States federal securities laws. With respect to the JDS shareholder class action complaint, NNC also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue NNC. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated United States class action complaint. Plaintiffs are appealing the dismissal of the JDS shareholder class action complaint.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming NNC, certain of its current and former officers and directors, and its auditor as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the United States District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased NNC securities (including options on NNC securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest, and costs of the action.

A purported class action lawsuit was filed in the United States District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in NNC common shares, under the Employee Retirement Income Security Act for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in NNC common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased NNC common shares during the period from October 27, 2000 to February 15, 2001, and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date, and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily NNC common shares, during the period of March 7, 2000 through December 21, 2000. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the United States District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held NNC common shares during the period from March 7, 2000 through March 31, 2001, and making similar allegations, was filed in the United States District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407.

On February 12, 2001, NNI, a subsidiary of Nortel Networks, was served with a consolidated amended class action complaint (the “First Complaint”) that purported to add NNC as a defendant to a lawsuit commenced in July 2000 against Entrust, Inc. (formerly Entrust Technologies, Inc.) (“Entrust”) and two of its then current officers in the United States District Court for the Eastern District of Texas (Marshall Division) (the “District Court”). The First Complaint alleges that Entrust, two officers of Entrust, and NNC violated the Securities Exchange Act of 1934 with respect to certain statements made by Entrust. NNC is alleged to be a controlling person of Entrust. On April 6, 2001, NNC filed a motion to dismiss the First Complaint. On July 31, 2001, the First Complaint was dismissed without prejudice. On August 31, 2001, the plaintiffs filed a second amended class action complaint (the “Second Complaint”) against the same defendants asserting claims substantively similar to those in the First Complaint. On September 21, 2001, NNC filed a motion to dismiss the Second Complaint. The motion was granted by the District Court on September 30, 2002, and the Second Complaint was dismissed without leave to amend. Plaintiffs have not appealed the decision of the District Court and Nortel Networks considers this matter closed.

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

Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel Networks of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. Nortel Networks cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations and financial condition of Nortel Networks. Nortel Networks and any named directors and officers of Nortel Networks intend to vigorously defend these actions, suits, claims and proceedings.

15.	Supplemental consolidating financial information

As a result of Nortel Networks current credit ratings, various liens, pledges and guarantees are effective under certain credit and security agreements entered into by Nortel Networks and various of its subsidiaries. In addition, in accordance with the covenants in the trust indentures for all Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at March 31, 2003, all such public debt securities are also secured equally and ratably with the obligations under Nortel Networks and NNI’s credit facilities by pledges of substantially all of the assets of Nortel Networks and those of most of its United States and Canadian subsidiaries and by pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries have guaranteed Nortel Networks obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges or guarantees. Nortel Networks obligations under the EDC Support Facility are also secured on an equal and ratable basis under the security agreements.

The liens, pledges and guarantees described above also apply equally and ratably to NNC’s $1,800 4.25 percent senior notes due September 1, 2008 as well as Nortel Networks obligations under the guarantee of the senior notes.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the $750 April 2000 five year credit facilities and the EDC Support Facility are terminated, or expire, the security will also be released in full. Nortel Networks may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements (see note 7).

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as at March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002, respectively.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net loss. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$880	$1,712	$676	$(871)	$2,397

Cost of revenues	440	1,351	439	(871)	1,359

Gross profit	440	361	237	–	1,038

Selling, general and administrative expense	134	297	54	–	485

Research and development expense	199	234	55	–	488

Amortization of acquired technology	–	–	–	–	–

Special charges	35	78	20	–	133

(Gain) loss on sale of businesses	(2)	2	–	–	–

Operating earnings (loss)	74	(250)	108	–	(68)

Other income (expense) — net	46	(18)	21	–	49

Interest expense

Long-term debt	(17)	–	(7)	–	(24)

Other	(2)	(14)	9	–	(7)

Earnings (loss) from continuing operations before income taxes	101	(282)	131	–	(50)

Income tax benefit (provision)	142	(297)	145	–	(10)

	243	(579)	276	–	(60)

Equity in net earnings (loss) of associated companies — net of tax	(310)	390	5	(92)	(7)

Net earnings (loss) from continuing operations	(67)	(189)	281	(92)	(67)

Net loss from discontinued operations — net of tax	164	107	–	(107)	164

Net earnings (loss)	97	(82)	281	(199)	97

Dividends on preferred shares	(5)	–	–	–	(5)

Net earnings (loss) applicable to common shares	$92	$(82)	$281	$(199)	$92

Supplemental Consolidating Statements of Operations for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$756	$2,038	$798	$(682)	$2,910

Cost of revenues	693	1,539	679	(682)	2,229

Gross profit	63	499	119	–	681

Selling, general and administrative expense	134	543	63	–	740

Research and development expense	197	303	77	–	577

Amortization of acquired technology	–	5	–	–	5

Special charges	78	226	139	–	443

(Gain) loss on sale of businesses	(1)	(3)	1	–	(3)

Operating earnings (loss)	(345)	(575)	(161)	–	(1,081)

Other income (expense) — net	–	(22)	8	–	(14)

Interest expense

Long-term debt	(29)	–	(7)	–	(36)

Other	–	(12)	–	–	(12)

Loss from continuing operations before income taxes	(374)	(609)	(160)	–	(1,143)

Income tax benefit (provision)	121	151	90	–	362

	(253)	(458)	(70)	–	(781)
Equity in net earnings (loss) of associated companies — net of tax	(532)	(114)	1	641	(4)

Net loss from continuing operations	(785)	(572)	(69)	641	(785)

Net loss from discontinued operations — net of tax	–	–	–	–	–

Net loss	(785)	(572)	(69)	641	(785)

Dividends on preferred shares	(5)	–	–	–	(5)

Net loss applicable to common shares	$(790)	$(572)	$(69)	$641	$(790)

Supplemental Consolidating Balance Sheets as at March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$(11)	$2,886	$1,038	$–	$3,913

Restricted cash and cash equivalents	18	170	39	–	227

Accounts receivable — net	284	1,157	413	–	1,854

Intercompany/related party accounts receivable	4,629	997	617	(6,069)	174

Inventories — net	446	226	174	–	846

Income taxes recoverable	2	58	–	–	60

Deferred income taxes — net	263	520	1	–	784

Other current assets	57	239	123	–	419

Total current assets	5,688	6,253	2,405	(6,069)	8,277

Investments at cost and associated companies at equity	486	(7,200)	111	6,814	211

Plant and equipment — net	418	697	281	–	1,396

Goodwill	–	1,956	65	–	2,021

Intangible assets — net	–	–	–	–	–

Deferred income taxes — net	1,386	1,384	256	–	3,026

Other assets	534	959	2,077	(2,821)	749

Total assets	$8,512	$4,049	$5,195	$(2,076)	$15,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$3	$73	$–	$78

Trade and other accounts payable	336	419	48	–	803

Intercompany/related party accounts payable	–	3,632	2,437	(6,069)	–

Payroll and benefit-related liabilities	59	480	125	–	664

Contractual liabilities	96	873	488	–	1,457

Restructuring	200	302	178	–	680

Other accrued liabilities	616	1,725	293	–	2,634

Long-term debt due within one year	174	7	53	–	234

Total current liabilities	1,483	7,441	3,695	(6,069)	6,550

Long-term debt	1,559	3	302	–	1,864

Deferred income taxes — net	265	97	69	–	431

Other liabilities	848	1,793	2,588	(2,821)	2,408

	4,155	9,334	6,654	(8,890)	11,253

Minority interest in subsidiary companies	–	–	70	–	70

SHAREHOLDERS’ EQUITY

Preferred shares	536	342	–	(342)	536

Common shares	1,211	6,024	703	(6,727)	1,211

Additional paid-in capital	21,991	1,552	4,049	(5,601)	21,991

Deficit	(18,000)	(13,857)	(6,177)	20,034	(18,000)

Accumulated other comprehensive income (loss)	(1,381)	654	(104)	(550)	(1,381)

Total shareholders’ equity	4,357	(5,285)	(1,529)	6,814	4,357

Total liabilities and shareholders’ equity	$8,512	$4,049	$5,195	$(2,076)	$15,680

Supplemental Consolidating Balance Sheets as at December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$251	$2,452	$1,110	$–	$3,813

Restricted cash and cash equivalents	6	176	67	–	249

Accounts receivable — net	316	1,189	405	–	1,910

Intercompany/related party accounts receivable	4,200	976	459	(5,552)	83

Inventories — net	515	211	163	–	889

Income taxes recoverable	3	46	9	–	58

Deferred income taxes — net	178	615	–	–	793

Other current assets	182	427	97	–	706

Total current assets	5,651	6,092	2,310	(5,552)	8,501

Investments at cost and associated companies at equity	707	(7,679)	118	7,100	246

Plant and equipment — net	399	741	301	–	1,441

Goodwill	–	1,956	65	–	2,021

Intangible assets — net	–	–	–	–	–

Deferred income taxes — net	1,143	1,582	72	–	2,797

Other assets	472	1,271	916	(1,912)	747

Total assets	$8,372	$3,963	$3,782	$(364)	$15,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$3	$95	$–	$100

Trade and other accounts payable	400	429	102	–	931

Intercompany/related party accounts payable	–	3,336	2,216	(5,552)	–

Payroll and benefit-related liabilities	32	397	84	–	513

Contractual liabilities	107	932	507	–	1,546

Restructuring	183	415	163	–	761

Other accrued liabilities	641	1,768	394	–	2,803

Long-term debt due within one year	174	8	51	–	233

Total current liabilities	1,539	7,288	3,612	(5,552)	6,887

Long-term debt	1,603	3	313	–	1,919

Deferred income taxes — net	263	95	8	–	366

Other liabilities	814	1,761	1,688	(1,912)	2,351

	4,219	9,147	5,621	(7,464)	11,523

Minority interest in subsidiary companies	–	–	78	–	78

SHAREHOLDERS’ EQUITY

Preferred shares	536	342	–	(342)	536

Common shares	1,211	6,061	982	(7,043)	1,211

Additional paid-in capital	21,991	1,551	4,051	(5,602)	21,991

Deficit	(18,092)	(13,753)	(6,825)	20,577	(18,093)

Accumulated other comprehensive income (loss)	(1,493)	615	(125)	(490)	(1,493)

Total shareholders’ equity	4,153	(5,184)	(1,917)	7,100	4,152

Total liabilities and shareholders’ equity	$8,372	$3,963	$3,782	$(364)	$15,753

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(67)	$(189)	$281	$(92)	$(67)

Adjustments to reconcile net loss from (used in) continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	24	51	29	–	104

Non-cash portion of special charges and related asset write downs	(3)	1	(3)	–	(5)

Equity in net loss of associated companies	310	(390)	(5)	92	7

Current stock option compensation	1	3	1	–	5

Deferred income taxes	–	–	7	–	7

Other liabilities	16	10	–	–	26

Gain on repurchases of outstanding debt securities	(4)	–	–	–	(4)

(Gain) loss on sale or write down of investments and businesses	–	33	–	–	33

Other — net	96	(58)	(4)	–	34

Change in operating assets and liabilities:

Accounts receivable	(51)	48	(43)	–	(46)

Inventories	66	16	29	–	111

Income taxes	8	(22)	8	–	(6)

Restructuring	(39)	(120)	(28)	–	(187)

Accounts payable and accrued liabilities	(20)	(58)	(52)	–	(130)

Other operating assets and liabilities	(263)	158	109	–	4

Intercompany/related party activity	(377)	773	(396)	–	–

Net cash from (used in) operating activities	(303)	256	(67)	–	(114)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(3)	(10)	(5)	–	(18)

Proceeds on disposals of plant and equipment	–	6	–	–	6

Decrease (increase) in restricted cash and cash equivalents	(11)	9	22	–	20

Increase in long-term receivables	–	(8)	(1)	–	(9)

Decrease in long-term receivables	5	–	–	–	5

Acquisitions of investments and businesses — net of cash acquired	–	(2)	–	–	(2)

Proceeds on sale of investments and businesses	1	6	–	–	7

Net cash from (used in) investing activities	(8)	1	16	–	9

Cash flows from (used in) financing activities

Dividends on preferred shares	(5)	–	–	–	(5)

Increase (decrease) in notes payable — net	–	–	(17)	–	(17)

Proceeds from long-term debt	–	–	–	–	–

Repayments of long-term debt	(34)	–	(9)	–	(43)

Decrease in capital leases payable	–	(1)	–	–	(1)

Net cash from (used in) financing activities	(39)	(1)	(26)	–	(66)

Effect of foreign exchange rate changes on cash and cash equivalents	–	13	5	–	18

Net cash from (used in) continuing operations	(350)	269	(72)	–	(153)

Net cash from (used in) discontinued operations	88	165	–	–	253

Net increase (decrease) in cash and cash equivalents	(262)	434	(72)	–	100

Cash and cash equivalents at beginning of period — net	251	2,452	1,110	–	3,813

Cash and cash equivalents at end of period — net	$(11)	$2,886	$1,038	$–	$3,913

Supplemental Consolidating Statements of Cash Flows for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(785)	$(572)	$(69)	$641	$(785)

Adjustments to reconcile net loss from (used in) continuing operations to net cash from operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	31	110	16	–	157

Non-cash portion of special charges and related asset write downs	25	40	10	–	75

Equity in net loss of associated companies	532	114	(1)	(641)	4

Deferred income taxes	(94)	(268)	(9)	–	(371)

Other liabilities	8	(31)	(14)	–	(37)

Gain on sale of investments and businesses	(6)	(5)	–	–	(11)

Other — net	–	55	72	–	127

Change in operating assets and liabilities:

Accounts receivable	(90)	263	(8)	–	165

Inventories	16	34	24	–	74

Income taxes	222	327	(30)	–	519

Restructuring	(66)	(281)	(40)	–	(387)

Accounts payable and accrued liabilities	12	94	74	–	180

Other operating assets and liabilities	(42)	(51)	(11)	–	(104)

Intercompany/related party activity	159	(24)	(135)	–	–

Net cash from (used in) operating activities	(78)	(195)	(121)	–	(394)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(15)	(69)	(19)	–	(103)

Proceeds on disposals of plant and equipment	–	44	–	–	44

Increase in long-term receivables	64	(49)	(122)	–	(107)

Decrease in long-term receivables	17	59	13	–	89

Acquisitions of investments and businesses — net of cash acquired	–	(19)	–	–	(19)

Proceeds on sale of investments and businesses	16	8	–	–	24

Net cash used in investing activities	82	(26)	(128)	–	(72)

Cash flows from (used in) financing activities

Dividends on preferred shares	(5)	–	–	–	(5)

Increase (decrease) in notes payable — net	–	19	(30)	–	(11)

Proceeds from long-term debt	–	–	11	–	11

Repayments of long-term debt	–	–	(2)	–	(2)

Decrease in capital leases payable	–	(4)	–	–	(4)

Net cash from (used in) financing activities	(5)	15	(21)	–	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	1	(5)	(2)	–	(6)

Net cash from (used in) continuing operations	–	(211)	(272)	–	(483)

Net cash used in discontinued operations	17	33	–	–	50

Net increase (decrease) in cash and cash equivalents	17	(178)	(272)	–	(433)

Cash and cash equivalents at beginning of period — net	(41)	2,340	1,158	–	3,457

Cash and cash equivalents at end of period — net	$(24)	$2,162	$886	$–	$3,024

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in combination with the accompanying unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. This section contains forward looking statements and should be read in conjunction with the factors described below under “Forward looking statements”. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Limited, or Nortel Networks Limited and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the telecommunications industry.

Business overview

Nortel Networks is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We supply products and services that support the Internet and other public and private data, voice and multimedia communications networks using wireline and wireless technologies, which we refer to as “networking solutions”. A substantial portion of our company has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor differentiating us from many of our competitors. We envision an information society where people will be able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

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

Recent developments

Discontinued operations

During the first quarter of 2003, we substantially completed the wind-down of our access solutions operations. We closed a number of transactions in the first quarter of 2003, including:

•	the sale of 8 million common shares of Arris Group Inc. for cash consideration of $28 on March 24, 2003 which resulted in a gain of $12 and the assignment of our membership interest in Arris Interactive LLC to ANTEC Corporation, an Arris company, on March 18, 2003 for cash consideration of $89 which resulted in a gain for the full amount; and
•	the restructuring of approximately $465 of trade and customer financing receivables owed to us by a customer, the majority of which was previously provisioned. As a result of the restructuring agreement, we received consideration including cash of $125, notes and an ownership interest which have been fully provided for, and the mutual release of all other claims between the parties. The transaction closed on March 20, 2003 and resulted in a gain of $95.

EDC support facility

On February 14, 2003, we entered into an agreement with Export Development Canada, or EDC, regarding arrangements to provide for support, on a secured basis, of certain of our performance related obligations arising out of normal course business activities. This facility provides for up to $750 in performance related support for our operations and is expected to facilitate improved liquidity. Currently, $300 is committed support for performance bonds. See “Available credit and support facilities” for additional information.

Stock options

We adopted fair value accounting for new grants or modifications of stock options beginning January 1, 2003. As a result, all stock option grants or modifications in 2003 and beyond will be expensed over the stock option vesting period based on their fair value at the date the options are granted or modified. The effect of the adoption of Statement of Financial Accounting Standards No. 148, or SFAS 148, was a stock option expense of $5 in the first quarter of 2003. If we continue to grant options in 2003 at a similar level to 2002, the expected impact on net earnings (loss) per share will be approximately ($0.01) per common share for 2003. For additional information, you should refer to “Significant accounting policies” in note 2(t) of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 10, 2003.

Results of operations — continuing operations

Segment revenues

	For the 3 months ended March 31,
	2003	2002	$ Change	% Change

Wireless Networks	$953	$1,136	$(183)	(16)

Enterprise Networks	611	675	(64)	(9)

Wireline Networks	562	682	(120)	(18)

Optical Networks	270	405	(135)	(33)

Other (a)	1	12	(11)	(92)

Consolidated	$2,397	$2,910	$(513)	(18)

(a)	“Other” represented miscellaneous business activities and corporate functions

Geographic revenues

	For the 3 months ended March 31,
	2003	2002	$ Change	% Change

United States	$1,202	$1,405	$(203)	(14)

EMEA (a)	641	724	(83)	(11)

Canada	130	218	(88)	(40)

Other regions	424	563	(139)	(25)

Consolidated (b)	$2,397	$2,910	$(513)	(18)

(a)	The Europe, Middle East and Africa region
(b)	Revenues by geographic region were based on the location of the customer
(c)	Included the Asia Pacific and Caribbean and Latin America regions

Consolidated revenues

    First quarter 2003 compared to first quarter 2002

Our consolidated revenues declined 18% in the first quarter of 2003 compared to the first quarter of 2002. The decline was primarily due to the continuing industry adjustment and capital spending constraints experienced by our service provider and enterprise customers. Many of our customers continued to realign capital spending with their current levels of revenue and profits in order to maximize their return on invested capital. Also, excess network capacity continued to exist in the industry which has led to continued pricing pressures on the sale of certain of our products. As a result, our customers continued to change their focus from building new networks to conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks.

From a geographic perspective, the 18% decline in revenues was primarily due to a:

•	14% decline in revenues in the United States primarily due to customer capital spending constraints by service provider and enterprise customers;
•	11% decline in revenues in EMEA primarily due to capital spending constraints by service provider and enterprise customers;
•	40% decline in revenues in Canada primarily related to continued capital spending constraints experienced by our service provider and enterprise customers;
•	18% decline in revenues in the Asia Pacific region primarily due to continued capital spending constraints by service provider customers and maturing wireless technologies; and
•	35% decline in revenues in the Caribbean and Latin America region, or CALA, primarily related to continued capital spending constraints experienced by our service provider customers.

First quarter 2003 compared to fourth quarter 2002

Our consolidated revenue declined $123 from $2,520 in the fourth quarter of 2002 to $2,397 in the first quarter of 2003. The decline was primarily due to the seasonality more traditionally associated with the first quarter of our fiscal year as well as a result of the continued capital spending constraints experienced by our customers.

Geographic revenues for the first quarter of 2003 compared to fourth quarter of 2002:

•	decreased 26% in the Asia Pacific region;
•	decreased 3% in the United States;
•	decreased 9% in Canada;
•	increased 16% in CALA; and
•	were relatively flat in EMEA.

Remainder of 2003

We expect overall spending in the telecommunications equipment market to be down modestly in fiscal 2003 compared to fiscal 2002. We also expect that capital spending levels in the second quarter will be similar to the first quarter of 2003. Given the ongoing economic and geopolitical uncertainty, customers continue to spend cautiously. We cannot predict the economic impact of acts of war or terrorism on the global market or the transmission of contagious diseases such as Severe Acute Respiratory Syndrome, or SARS, in the Asia Pacific region. We expect to see continued constraints on capital spending by customers due to:

•	our customers realigning their investment levels with their current levels of revenue and returns, and focusing on maximizing their return on invested capital;
•	the high debt levels of many service providers;
•	excess network assets;
•	the financial difficulties of certain service providers;
•	a lack of available funding from the capital markets;
•	a longer, more stringent spending approval process by enterprises when making capital investment decisions;
•	excess and shared bandwidth capacity; and
•	the compounding impact of economic and geopolitical concerns.

Also, we expect that we will continue to experience pricing pressures on sales of our products as a result of increased competition. It is difficult to predict the duration of the current industry adjustment, as growth in industry spending is not expected to occur until global geopolitical uncertainty and economic and financial concerns have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Forward looking statements” for factors that may affect our revenues.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

    First quarter 2003 compared to first quarter 2002

The 16% decline in Wireless Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to an ongoing focus by wireless service providers on capital and cash flow management, reflecting slower subscriber growth and increased competition for customers by wireless service providers. As a result of this focus, many customers continued to delay capital expenditures.

Code Division Multiple Access, or CDMA, revenues declined significantly in the first quarter of 2003 compared to the first quarter of 2002, primarily due to customers, particularly in the United States, continuing to experience capital spending constraints driven by their continued focus on capital and cash flow management. Time Division Multiple Access, or TDMA, revenues declined substantially in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to United States customers continuing to migrate from the mature TDMA technology to CDMA and Global System for Mobile communications, or GSM, technologies. However, TDMA revenues continued to be a smaller portion of Wireless Networks revenues in the first quarter of 2003 compared to the first quarter of 2002.

Overall GSM revenues, which includes General Packet Radio Standard, or GPRS, and Enhanced Data Rates for Global Evolution, or EDGE, declined significantly in the first quarter of 2003 compared to the first quarter of 2002 due to a substantial decline in the Asia Pacific region and a significant decline in the United States. The substantial decline in the Asia Pacific region was primarily due to a decline in the overall growth rate of GSM technology deployments by wireless service providers in the second half of 2002 and the first quarter of 2003. As of the first quarter of 2003, many of our GSM customers in the Asia Pacific region have completed their network deployments, and as a result, have sufficient capacity to currently meet additional subscriber demands. In the United States, the significant decline was primarily due to continued slow subscriber growth and completion of some networks by certain service providers. In EMEA and CALA, GSM revenues increased substantially in the first quarter of 2003 primarily due to new contracts won with certain service providers in the second half of 2002.

Universal Mobile Telecommunications Systems, or UMTS, revenues increased significantly in the first quarter of 2003 compared to 2002. The significant increase was primarily due to the resolution of contractual issues, including collectibility, with a certain customer experienced in the second half of 2002. However, larger network deployment delays continued in the first quarter of 2003 primarily due to the technology issues associated with third generation, or 3G, handsets and network performance by certain vendors. In the first quarter of 2003, UMTS revenues continued to be a small but growing portion of our Wireless Networks revenues.

From a geographic perspective, the 16% decrease in Wireless Networks revenues in the first quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	16% decline in revenues in the United States primarily due to customers’ focus on capital and cash flow management, technology migration and a slower subscriber growth;

•	49% decline in revenues in the Asia Pacific region primarily due to capital spending constraints, network completion and a slower subscriber growth; and
•	69% decline in revenues in Canada primarily due to customer capital spending constraints; partially offset by
•	26% increase in revenues in EMEA primarily due to the resolution of contractual issues, including collectibility, with a certain customer experienced in the second half of 2002 and the award of new GSM contracts with certain service providers in the second half of 2002; and
•	37% increase in revenues in CALA primarily due to new GSM contracts with certain service providers in the second half of 2002.

    First quarter 2003 compared to fourth quarter 2002

Compared to the fourth quarter of 2002, Wireless Networks revenues decreased 6%, primarily due to:

•	a significant decline in CDMA revenues primarily due to customer capital spending constraints driven by their continued focus on capital and cash flow management; and
•	a significant decline in GSM revenues primarily due to continued slow subscriber growth and delays in capital expenditures by service providers; partially offset by
•	a substantial increase in UMTS revenue primarily due to the resolution of contractual issues, including collectibility, with a certain customer experienced in the second half of 2002; and
•	a substantial increase in TDMA revenues primarily due to a certain customer continuing their network expansion.

From a geographic perspective, Wireless Networks revenues decreased 6% in the first quarter of 2003 compared to the fourth quarter of 2002 as a result of considerable declines in the Asia Pacific region and a decline in the United States, which were partially offset by a significant increase in EMEA and considerable increases in CALA and Canada.

    Remainder of 2003

In the first quarter of 2003, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. We continue to expect that revenues associated with our TDMA technologies will decline in 2003. Overall GSM sales are also expected to decline as networks are built out and subscriber growth slows. In 2003, our CDMA 3G and UMTS technology sales are expected to grow, compared to 2002, and represent a larger proportion of Wireless Networks revenues as 3G technologies are expected to gain a greater foothold in the market due to increased wireless data traffic and requirements for greater wireless spectrum efficiency. Also, we expect to experience increased pricing pressures on sales of certain of our Wireless Networks products as a result of increased competition.

As with the rest of the industry, our wireless customers are experiencing significant pressure and are adapting to a new, more stringent spending environment due to the lack of available financing and a slower subscriber growth in the overall wireless market. We anticipate a reduction in global capital expenditures for wireless operators in 2003 and 2004, compared to 2002, but cannot predict the complete impact. We also expect some consolidation in this marketplace, including a reduction in the number of service providers in certain regions due to competition and/or adjustments in deployment plans and schedules. In addition, the timing of the anticipated change in revenue mix from the different wireless technologies has become increasingly difficult to predict as a result of the complexities and potential for delays in the implementation of UMTS network deployments. All of these factors could adversely affect our Wireless Networks revenues in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

    First quarter 2003 compared to first quarter 2002

The 9% reduction in Enterprise Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily a result of our enterprise customers continuing to delay their purchase decisions on certain products due to the economic uncertainty in the industry.

Revenues from the circuit and packet voice portion of this segment were essentially flat in the first quarter of 2003 compared to the first quarter of 2002. We experienced a reduction in revenue associated with our integrated voice recognition products due to enterprises employing more stringent capital spending approval processes resulting in purchase decision delays. This decrease was partially offset by an increase in revenues associated with our internet protocol, or IP, telephony solutions as customers continued to migrate towards packet voice solutions.

The data networking and security portion of this segment experienced significant declines in the first quarter of 2003 compared to the first quarter of 2002. The significant decrease in revenues was primarily due to continued customer spending constraints and delayed purchasing decisions by customers. Also, we experienced a reduction in the number of service contract renewals associated with our legacy routing portfolio in the first quarter of 2003 compared to the first quarter of 2002.

From a geographic perspective, the 9% decline in Enterprise Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	13% decline in revenues in the United States primarily due to customer spending constraints and a reduction in the number of service contract renewals;
•	9% decline in revenues in EMEA primarily due to customer spending constraints; and
•	27% decline in revenues in CALA primarily due to the continued deterioration of the socio-economic situation in Argentina and Venezuela and the associated delays in certain government related contracts.

    First quarter 2003 compared to fourth quarter 2002

Enterprise Networks revenues decreased 7% in the first quarter of 2003 compared to the fourth quarter of 2002. The decline was primarily due to:

•	a significant decline in the data network and security portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year and continuing customer spending constraints; and
•	a moderate decline in the circuit and packet voice portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year and a reduction in revenue associated with our integrated voice recognition products due to enterprises beginning to employ more stringent capital spending approval processes.

From a geographic perspective, the 7% decline in the first quarter of 2003 compared to the fourth quarter of 2002 decline was due to a decline across all regions except the Asia Pacific region, which increased.

    Remainder of 2003

We anticipate that communications networks will continue to increase the use of voice over packet technologies. We expect that data, voice and multimedia communications technologies will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. However, the timing of this progression is unclear. We also anticipate that demand will continue for our traditional circuit switching products. Overall, we expect that the continuing industry adjustment will have a negative impact on the level of spending by our enterprise customers.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

    First quarter 2003 compared to first quarter 2002

The 18% decline in Wireline Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continuing industry adjustment.

Compared to the first quarter of 2002, revenues decreased in the circuit and packet voice portion of this segment due to a substantial decrease in revenue associated with our traditional circuit switching products. The substantial decline in our traditional switching products was primarily due to the tightened capital markets and continued capital spending constraints experienced by our service provider customers. This substantial decline was partially offset by a substantial increase in revenues in our packet based technologies due to certain new service provider contracts awarded in the second half of 2002 and the first quarter of 2003.

The significant decline in revenues in the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as our service provider customers, in all regions, continued to reduce their capital expenditures.

From a geographic perspective, the 18% decline in Wireline Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	83% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending constraints experienced by our service provider customers;
•	18% decline in revenues in EMEA primarily due to a reduction in capital spending by our service provider customers; and
•	revenues in all other regions remaining essentially flat.

    First quarter 2003 compared to fourth quarter 2002

Our Wireline Networks revenues increased 11% in the first quarter of 2003 compared to the fourth quarter of 2002, primarily due to:

•	a substantial increase in the circuit and packet voice portion of this segment primarily due to a substantial increase in revenues in our packet based technologies due to certain new service provider contracts in the second half of 2002 and first quarter of 2003; partially offset by
•	a significant decline in the data networking and security portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year.

From a geographic perspective, Wireline Networks revenues increased 11% in the first quarter of 2003 compared to the fourth quarter of 2002 primarily as a result of considerable increases in the United States and Canada, which were partially offset by a substantial decrease in the Asia Pacific region.

    Remainder of 2003

In the future, we anticipate that service providers will continue to increase the use of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while controlling capital expenditures and operating costs. Although we experienced an increase in revenues in our packet-based technologies in the first quarter of 2003 compared to the same period in 2002, the timing of when there will be continued and sustainable demand is unclear. We expect that the continuing industry adjustment and reduction in capital spending by our customers will have a negative impact on the level of spending by our service provider customers and could adversely affect Wireline Networks revenues in the future.

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

    First quarter 2003 compared to first quarter 2002

The 33% decline in Optical Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily the result of the continuing industry adjustment and substantial reductions in capital spending by our United States and EMEA customers in the long-haul portion of this segment.

Revenue in the long-haul portion of this segment declined substantially in the first quarter of 2003 compared to the first quarter of 2002. The substantial decline was primarily due to the continuing industry adjustment and continued capital spending constraints in the United States and EMEA as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures.

Also, in the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our first quarter results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In the first quarter of 2002, revenues generated from the optical components assets sold to Bookham were less than 5% of the total revenue of $405. For additional information relating to the sale of these assets to Bookham, you should refer to information contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Revenue in the metro optical portion of this segment increased significantly in the first quarter of 2003 compared to the same period in 2002. The significant increase was primarily due to a substantial increase in the Asia Pacific region due to new customer contracts in 2003 compared to the insignificant revenues in the first quarter of 2002. The substantial increase in the Asia Pacific region was partially offset by a substantial decline in EMEA primarily due to EMEA customers continuing to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks.

From a geographic perspective, the 33% decline in Optical Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	48% decline in revenues in EMEA primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment and customers continuing to focus on maximizing return on invested capital;
•	47% decline in revenues in the United States and a 42% decline in Canada primarily related to a substantial reduction in capital spending; and
•	50% decline in revenues in CALA primarily related to a reduction in capital spending and excess network capacity and assets; partially offset by
•	37% increase in revenues in the Asia Pacific region primarily due to new customer contracts.

    First quarter 2003 compared to fourth quarter 2002

Optical Networks revenues decreased 22% in the first quarter of 2003 compared to the fourth quarter of 2002 primarily due to substantial declines in both the optical long-haul and metro optical portions of this segment. The substantial declines were primarily due to the more traditional seasonality associated with the first quarter of our fiscal year and the continued capital spending constraints in the United States and EMEA.

From a geographic perspective, Optical Networks revenues decreased 22% in the first quarter of 2003 compared to the fourth quarter of 2002 primarily as a result of considerable declines in the United States and Canada, and a decrease in EMEA.

    Remainder of 2003

Our major customers in the optical long-haul portion of this segment remain focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers will be increasingly directed to opportunities that enhance customer performance, revenue generation and cost reduction in the near term. We expect that customers in this portion of the segment will continue to focus on route by route activities, adding channels to existing networks, and interconnectivity and bandwidth as it is required in the short term. Further, we believe that building out networks for increased bandwidth will remain longer term projects. Revenues in the optical long-haul portion of the segment are primarily based on network build-outs and, consequently, generally include a number of long-haul products packaged together in an end-to-end solution. As a result, almost all products within this portion of the segment are generally affected in the same manner as fluctuations in the needs of our customers typically result in corresponding increases or decreases in overall optical long-haul revenue.

In the metro optical portion of this segment, we expect to see an increase in demand for metro Dense Wavelength Division Multiplexing, or metro DWDM, as our customers begin to deploy inter-office fiber infrastructure. As a result, we expect that the metro optical portion of this segment will continue to become a larger percentage of the overall Optical Networks revenues.

Due to the severe reduction, in number and size, of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, we do not expect a meaningful recovery in the optical long-haul market before early 2004. Also, we anticipate that pricing pressures on optical system vendors will continue due to intense competition, large inventories and a diminished market. As a result, we expect that our Optical Networks revenues will decline in 2003 compared to 2002 and will be one of our last segments to recover from the significant industry adjustment.

Gross profit and gross margin

	For the 3 months ended March 31,
	2003	2002	Change	% Change

Gross profit	$1,038	$681	$357	52

Gross margin	43.3%	23.4%	19.9	85

Gross margin improved 19.9 percentage points in the first quarter of 2003 compared to the first quarter of 2002 primarily due to:

•	approximately $200 of increased provisions in the first quarter of 2002 related to incremental inventory provisions and contract and customer settlement costs not repeated in the first quarter of 2003;
•	an increase of approximately 7 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of our products; and
•	an improvement of approximately 1 percentage point related to favorable changes in product mix; partially offset by
•	an accrual for the employee return to profitability bonus plan.

While we cannot predict the extent to which changes in product mix and pricing pressures will impact our gross margin, we continue to see the effects of our restructuring work plan which we began implementing in 2001 to create a cost structure that is more reflective of the current industry and economic environment. As a result, we expect that gross margin will continue to trend in the low 40% range for the remainder of 2003. See “Forward looking statements” for factors that may affect our gross margins.

    Segment gross profit and gross margin

     Wireless Networks

Wireless Networks gross margin improved by approximately 11 percentage points in the first quarter of 2003 compared to the same period in 2002. The improvement was primarily due to changes in our customer and product mix and ongoing product cost improvements.

     Enterprise Networks

Enterprise Networks gross margin improved by approximately 9 percentage points in the first quarter of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	improvements in our cost structure as a result of more favorable supplier pricing; and
•	increased provisions recorded in the first quarter of 2002 related to negotiations with our major suppliers which resulted in inventory related provisions and contract and customer settlement costs not repeated in the first quarter of 2003.

     Wireline Networks

Wireline Networks gross margin decreased by approximately 8 percentage points in the first quarter of 2003 compared to the same period in 2002. The decline in gross margin was primarily due to:

•	changes in product mix; partially offset by
•	increased provisions recorded in the first quarter of 2002 related to negotiations with our major suppliers which resulted in inventory related provisions and contract and customer settlement costs not repeated in the first quarter of 2003.

     Optical Networks

Optical Networks gross margin improved by approximately 71 percentage points in the first quarter of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	significant increased provisions recorded in the first quarter of 2002 related to negotiations with our major suppliers which resulted in inventory related provisions and contract and customer settlement costs;
•	the sale of certain optical components assets to Bookham in the fourth quarter of 2002, and as a result, our gross margin in the first quarter of 2003 in the optical long-haul portion of this segment excluded the impact of excess capacity of those optical components assets; and
•	improvements in our cost structure and favorable supplier pricing.

Operating expenses

    Selling, general and administrative expense

	For the 3 months ended March 31,
	2003	2002	Change	% Change

SG&A expense	$485	$740	$(255)	(34)

As a percentage of revenues	20.2%	25.4%	N/A	N/A

Selling, general and administrative, or SG&A, expense declined $255 in the first quarter of 2003 compared to the same period in 2002. The substantial decline in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate; and
•	decreased provisioning for customer financing receivables; partially offset by
•	an accrual for the employee return to profitability bonus plan.

We will continue to manage SG&A expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. We expect that SG&A expense will continue to trend lower in the second quarter of 2003 compared to the first quarter of 2003.

    Segment selling, general and administrative expense

     Wireless Networks

Wireless Networks SG&A expense decreased significantly in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily due to the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.

     Enterprise Networks

Enterprise Networks SG&A expense decreased significantly in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily due to the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate.

     Wireline Networks

Wireline Networks SG&A expense decreased substantially in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily due to:

•	the continued impact of our workforce reductions, primarily in the United States and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for customer financing receivables.

     Optical Networks

Optical Networks SG&A expense decreased substantially in the first quarter of 2003 compared to the first quarter of 2002. The decrease in SG&A expense was primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and
•	a decrease in provisioning for customer financing receivables.

    Segment contribution margin

	For the 3 months ended March 31,
	2003	2002	Change	% Change

Wireless Networks	$316	$244	$72	30

Enterprise Networks	145	84	61	73

Wireline Networks	152	96	56	58

Optical Networks	10	(358)	368	103

Other	(70)	(125)	55	44

Consolidated	$553	$(59)	$612	N/A

As a result of the gross margin and SG&A expense improvements mentioned above, our consolidated contribution margin improved by $612 in the first quarter of 2003 compared to the same period in 2002. All of our four reportable segments contributed positive contribution margin in the first quarter of 2003.

    Research and development expense

	For the 3 months ended March 31,
	2003	2002	Change	% Change

R&D expense	$488	$577	$(89)	(15)

As a percentage of revenues	20.4%	19.8%	N/A	N/A

Research and development, or R&D, expense represents our planned investment in our next generation core products across all businesses. R&D expense decreased $89 in the first quarter of 2003 compared to the first quarter of 2002, reflecting workforce reductions and focused investments to drive market leadership across our product portfolios. Included in R&D expense in the first quarter of 2003 was an accrual for the employee return to profitability bonus plan.

Our continuing strategic investments in R&D are aligned with technology leadership in anticipated growth areas, while targeting a level of R&D expense that is more representative of our overall cost structure. We will continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our research and development efforts are currently focused on key next generation networking solutions including wireless data, wireless LAN (local area networks), packet voice solutions, broadband connectivity, internet protocol, or IP, multimedia services and security. We expect that R&D expense in the second quarter of 2003 will trend lower from the first quarter of 2003.

    Special charges

In the first quarter of 2003, we recorded special charges of $133 related to our continued restructuring work plan to streamline operations and activities around core markets and leadership strategies. Net workforce reduction charges of $60 related to the cost of severance and benefits associated with approximately 800 employees notified of termination during the first quarter of 2003. Net contract settlement and lease costs of $78 related to the cancellation of existing contracts across all segments. Also, we recorded a net increase in the carrying value of plant and equipment of $5 for valuation increases related to special charges recorded in previous periods.

In the first quarter of 2002, we recorded special charges of $443 related to our restructuring work plan. Workforce reduction charges of $312 were related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination. Contract settlement and lease costs included negotiated settlements of approximately $56 to either cancel contracts or renegotiate existing contracts across all of our segments. Also, we recorded $75 in plant and equipment write downs within global operations, a function that supports all of our segments, and within our Optical Networks reporting segment.

Currently, we expect that approximately $20 to $30 of special charges related to our restructuring work plan will be incurred in the second quarter of 2003.

For additional information related to our restructuring activities, see “Special charges” in note 5 of the accompanying unaudited consolidated financial statements.

Other income (expense) — net

In the first quarter of 2003, other income — net was $49, which primarily included a payment received from a settlement related to intellectual property use and reductions in accruals principally related to: the wind-down of integration activities of previously acquired companies, operations originally structured as joint ventures, and miscellaneous tax matters; which were partially offset by foreign exchange and investment losses.

Interest expense

The decrease in interest expense of $17 in the first quarter of 2003 compared to the same period in 2002 was primarily related to the reduction in the outstanding balances of our notes payable and long-term debt.

Income tax benefit (provision)

In the first quarter of 2003, we recorded a full valuation allowance on the tax benefit of the pre-tax loss from continuing operations of $50. The valuation allowance was recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances can be primarily attributed to continued uncertainty in the industry. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in recognition of additional future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets.

Approved tax legislation in the first quarter of 2002 in the United States extended the net operating loss carryback period from two years to five years. As a result, we were able to carryback available United States losses from 2001 and utilize approximately $700 of deferred income tax assets previously recognized, generating additional cash recoveries of approximately $700 in the first quarter of 2002.

Other

In the first quarter of 2003, our SG&A, R&D and Other income – net included approximately $80 of favorable impacts associated with reductions in accruals which principally related to the accumulation of charges associated with the integration activities of previously acquired companies and operations originally structured as joint ventures as well as miscellaneous tax matters. During the three months ended March 31, 2003, we reviewed the matters related to the wind-down and settlement of balances associated integration activities of previously acquired companies and operations originally structured as joint ventures with the above and determined that based on decreases in transactional activity and magnitude of their net position that it was appropriate to reduce certain accruals. Such amounts and matters included foreign exchange, transfer pricing and other statutory assessments, charges in transit and acquisition and divestiture and disposal activities. These balances were considered to be in dispute, erroneous and/or for amounts which could not be resolved. These items were more than offset by costs related to the return to profitability employee bonus plan and stock-based compensation expense.

Net loss from continuing operations

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $718 in the first quarter of 2003 compared to the first quarter of 2002.

Results of operations — discontinued operations

During the first quarter of 2003, we substantially completed the wind-down of our access solutions operations and recorded net earnings of $164 (net of tax) related to the sale of certain components of this business. The $164 in net earnings was primarily related to a $101 gain from the disposition of certain shares and a membership interest in certain Arris Group Inc. companies and a gain of $95 from the settlement of certain trade and customer financing receivables. Our intent to exit this business was originally approved by our Board of Directors on June 14, 2001. The continued deterioration in industry and market conditions delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who have also been affected by industry conditions, took longer than expected. Although disposal activities continued beyond the one-year period, we have continued to present the access solutions operations as discontinued operations in the accompanying unaudited consolidated financial statements.

For additional information, see “Discontinued operations” in note 13 of the accompanying unaudited consolidated financial statements.

Application of critical accounting policies

There have been no changes to our critical accounting policies since December 31, 2002. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand:

	3 months ended March 31,
	2003	2002

Net cash used in operating activities of continuing operations	$(114)	$(394)

Net cash from (used in) investing activities of continuing operations	9	(72)

Net cash used in financing activities of continuing operations	(66)	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(6)

Net cash used in continuing operations	(153)	(483)

Net cash from discontinued operations	253	50

Net increase (decrease) in cash and cash equivalents	100	(433)

Cash and cash equivalents at beginning of period — net	3,813	3,457

Cash and cash equivalents at end of period — net	$3,913	$3,024

As of March 31, 2003, our primary source of liquidity was our current cash and cash equivalents, or cash. At March 31, 2003, we had cash of $3,913, excluding $227 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity generating transactions and other conventional sources of external financing. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $114 due to a net loss from continuing operations of $67, less an adjustment of $207 for non-cash related items, plus a net cash outflow of $254 from operating assets and liabilities. Cash outflows of $46 from accounts receivable were primarily due to an increase in outstanding receivables with Nortel Networks Corporation in the first quarter of 2003. Cash inflows of $111 from inventories were primarily due to product shipments exceeding additions to inventories in the first quarter 2003. The net cash outflows of $319 from the remaining operating assets and liabilities were primarily due to:

•	$187 relating to restructuring payments; and
•	the proportionate decrease in our assets and liabilities as a result of the decline in sales volumes and the associated size of the business.

Cash flows from investing activities were $9 and were primarily due to: a decrease of $20 in restricted cash and cash equivalents held as cash collateral for certain bid, performance related and other bonds; proceeds of $7 from the sale of certain investments and businesses; and proceeds of $6 from the sale of plant and equipment. These amounts were partially offset by $18 in plant and equipment expenditures and a net increase in long-term receivables of $4.

Cash flows used in financing activities were $66 and were primarily due to $43 used to reduce our long-term debt, a net reduction of $17 used to reduce our notes payable and dividend payments of $5 on our outstanding preferred shares.

Uses of liquidity

Our cash requirements for the next 12 months are primarily to fund:

•	operations;
•	research and development;
•	workforce reduction and other restructuring activities;
•	pension and post retirement benefits;
•	debt service;
•	capital expenditures;
•	customer financings; and
•	committed investments.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws.

    Obligations under special charges

The remaining cash payments of $346 relating to workforce reduction initiatives are expected to be substantially completed by mid 2004. The remaining cash payments of $691 related to contract settlement and lease costs are expected to be substantially completed by the end of 2010. We expect to incur approximately $600 to $700 in restructuring work plan related cash outflows during the remainder of 2003.

    Contractual cash obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remained substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the first quarter 2003, we purchased $39 of our 6.125% Notes due February 15, 2006. Also in 2003, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003.

    Commitments and guarantees

     Bid, performance related and other bonds

We enter into bid, performance related and other bonds in connection with various contracts. Bid bonds generally have a term less than twelve months, depending on the length of the bid period for the applicable contract. Performance related bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. Other bonds generally have a term of twenty four months. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments that we would be required to make are related to our performance under the applicable contract.

The following table provides information related to these types of bonds, as at:

	March 31,	December 31,
	2003	2002

Bid and performance related bonds (a)	$318	$400
Other bonds (b)	39	35

Total bid, performance related and other bonds	$357	$435

(a)	Net of restricted cash amounts of $184 as at March 31, 2003 and $195 as at December 31, 2002
(b)	Net of restricted cash amounts of $22 as at March 31, 2003 and $19 as at December 31, 2002

Historically, we have not had to make material payments and we do not anticipate that we will be required to make material payments under these types of bonds.

The criteria under which bid, performance related and other bonds can be obtained have changed due to declines in the economic and industry environment and our current credit condition. In addition to the payment of fees, we have experienced cash collateral requirements in connection with obtaining new bid, performance related and other bonds. However, we do not expect that the requirements and/or fees to obtain bid, performance related and other bonds will have a material adverse effect on our ability to win contracts from potential customers.

Our support facility with EDC provides support for certain of our obligations under bid and performance related bonds and may reduce the requirement for us to provide cash collateral to support these obligations. Although this facility provides for up to $750 in support, only $300 is committed support for these bonds. In addition, any bid or performance related bonds with terms that extend beyond June 30, 2004, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support in respect of any such bid or performance related bonds on a case-by-case basis outside the scope of the facility, we may be required to provide cash collateral to support these obligations. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available credit and support facilities” for additional information on this support facility and the security agreements.

     Third party debt agreements

In the normal course of business, we have guaranteed the debt of certain customers. These third party debt agreements require us to make debt payments throughout the term of the related debt instrument if the customer fails to make a scheduled payment. Historically, we have not had to make material payments and currently we do not anticipate that we will be required to make material payments under these debt instruments. Our third party debt agreements remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations, as at:

	March 31,	December 31,
	2003	2002

Drawn and outstanding — gross (a)	$962	$1,091
Provisions for doubtful accounts	(699)	(799)

Drawn and outstanding — net	263	292
Undrawn commitments	649	801

Total customer financing	$912	$1,093

(a)	Included short-term and long-term amounts

In the first quarter of 2003, our gross customer financing commitments and related provisions each decreased by approximately $100 as a result of the securitization of outstanding balances associated with two of our customers and the write down of a third customer balance as a result of the customer’s bankruptcy restructuring.

We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on reducing our overall customer financing exposures in accordance with any obligations under our financing agreements. During the first quarter of 2003, we reduced undrawn commitments by $152 reflecting commitment expiration, cancellations and changing customer business plans. As of March 31, 2003, approximately $500 of the $649 in undrawn commitments was not available for funding under the terms of our financing agreements. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity and on reducing the amount of our existing and future customer financing exposure.

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

Our ability to place customer financing with third party lenders has been significantly reduced primarily due to:

•	reduced demand for telecommunications financings in capital and bank markets as a result of network overcapacity, bankruptcies and financial difficulties in the industry;
•	our current credit condition;
•	adverse changes in the credit quality of our customers; and

•	economic downturns in various countries.

As a result, we are currently directly supporting most commitments and outstanding balances and expect this to continue in the future as well. While we will continue to seek to arrange for third party lenders to assume our customer financing obligations, we expect to fund most customer financings in the normal course of our business from working capital and conventional sources of external financing. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Based on the terms of the existing agreements, we expect that a substantial amount of these undrawn commitments will not be funded in 2003. However, we cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments.

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

Discontinued operations

As of March 31, 2003, the remaining accruals of the discontinued access solutions operations totaled $66 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition. During the first quarter of 2003, we generated cash of approximately $264 on the disposition of various assets from the access solutions operations.

For additional information related to our discontinued operations, see “Discontinued operations” in note 12 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

    Available credit facilities

We currently have $750 in available and undrawn credit facilities which expire in April 2005. These credit facilities were entered into on April 12, 2000 by us and Nortel Networks Inc. and permit borrowings for general corporate purposes. As of March 31, 2003, there were no balances drawn under our available credit facilities.

The $750 April 2000 five year credit facilities contain a financial covenant requiring that our consolidated tangible net worth at any time be not less than $1,888. As of March 31, 2003, we were in compliance with this covenant. We continue to monitor our financial position in light of this covenant and if we incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, our consolidated tangible net worth may be reduced below the $1,888 threshold. If we are unable to comply with the consolidated tangible net worth covenant, we will be unable to access the $750 April 2000 five year credit facilities.

    Available support facilities

On February 14, 2003, we entered into an agreement with EDC regarding arrangements to provide support, on a secured basis, of certain of our performance related obligations arising out of normal course business activities. This facility, which expires on June 30, 2004, provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments of which $95 was utilized as at March 31, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations of which $65 was utilized as at March 31, 2003.

The support facility with EDC does not materially restrict our ability to sell any of our assets (subject to certain maximum amounts) or to purchase or pre-pay any of our currently outstanding debt. EDC is not obligated to make any support available unless certain customary conditions are satisfied and our senior long-term debt rating by Moody’s has not been downgraded to less than B3 and our debt rating by Standard & Poor’s has not been downgraded to less than B—. If we default on our obligations under the support facility with EDC and EDC calls upon the security provided under the security agreements in an amount exceeding $100, we would also, as a result, be in default under our $750 April 2000 five year credit facilities and our outstanding public debt.

Our obligations under the support facility with EDC are secured on an equal and ratable basis under the existing security agreements entered into by us and various of our subsidiaries that pledge substantially all of our assets in favor of certain banks, including the banks under the $750 April 2000 five year credit facilities and the holders of our public debt securities, the holders of Nortel Networks Corporation’s 4.25% convertible senior notes. The security provided under the security agreements is comprised of:

•	pledges of substantially all of our assets and those of most of our United States and Canadian subsidiaries;
•	share pledges in certain of our other subsidiaries; and
•	guarantees by certain of our wholly owned subsidiaries.

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

For additional information relating to our outstanding public debt, the $750 April 2000 five year credit facilities and the support facility with EDC, see “Long-term debt, credit and support facilities” in note 7 of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 15 of the accompanying unaudited consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

    Shelf registration statement and base shelf prospectus

In the second quarter of 2002, Nortel Networks Corporation and Nortel Networks Limited filed a shelf registration statement with the United States Securities and Exchange Commission and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the United States and/or Canada. The qualifying securities include guaranteed debt securities of Nortel Networks Limited. As of March 31, 2003, approximately $1,700 of the $2,500 available under the shelf registration statement and base shelf prospectus has been utilized. Approximately $800 remains available for use.

Credit ratings

Rating on long-term debt
	issued or guaranteed by	Rating on preferred
	Nortel Networks Limited/	shares issued by
Rating agency	Nortel Networks Corporation	Nortel Networks Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002

Moody’s Investor Services, Inc.	B3	Caa3	November 1, 2002

The ratings remain on negative outlook by Moody’s and Standard & Poor’s. There can be no assurance that our credit ratings will not be lowered further or that such ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and further reduced access to capital markets or alternative financing arrangements. Our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the support facility with EDC and/or enter into normal course derivative or hedging transactions.

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

Certain lease financing transactions are structured through single transaction special purpose entities that currently do not have sufficient equity at risk as defined in FIN 46. In addition, we retain certain risks associated with guaranteeing recovery of the unamortized principal balance of debt which is expected to represent the majority of the risks associated with the special purpose entities’ activities. The amount of the guarantee will be adjusted over time as the underlying debt matures. Therefore, we expect that unless the existing arrangements are modified prior to July 1, 2003, we will be required to consolidate the assets, liabilities and any non-controlling interests of these special purpose entities effective July 1, 2003. The total assets and total liabilities held by these entities at March 31, 2003 were each approximately $176 and these amounts represent the collateral and maximum exposure to loss, respectively, as a result of our involvement with these entities.

Contractual obligations

Our contractual cash obligations for long-term debt, outsourcing contracts, operating leases and unconditional purchase obligations remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the first quarter of 2003, we purchased $39 of our 6.125% Notes due February 15, 2006. Also in 2003, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003. In the first quarter of 2003, we also reduced our unconditional purchase obligations by $24 through normal business related activity.

Contingent liabilities and commitments

    Customer financing commitments

In certain instances, we are committed to provide future financing to certain customers in connection with their purchases of our products and services. The undrawn commitments were $649 at March 31, 2003 and $801 at December 31, 2002. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Based on the terms of the existing agreements, we expect that a substantial amount of these undrawn commitments will not be funded in 2003. However, we cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments.

    Purchase commitments

Our purchase commitments remain substantially unchanged from the amounts disclosed as at December 31, 2002 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. However, for those agreements where we have been able to make an estimate, the maximum amount that we would be obliged to pay remains substantially unchanged from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Legal proceedings

Nortel Networks Corporation and/or certain of its directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We and Nortel Networks Corporation are also defendants in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations and financial condition. We, and any of our named directors and officers intend to vigorously defend these actions, suits, claims, proceedings and investigations.

For additional information related our legal proceedings, see “Contingencies” in note 14 of the accompanying unaudited consolidated financial statements.

Forward looking statements

Certain statements in this Quarterly Report, contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

We have substantially completed our efforts to restructure our business to realign resources and achieve desired cost savings. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the industry downturn. These assumptions may or may not be correct and as a result, we may determine that further restructuring in the future will be needed. Our restructuring efforts may not be sufficient for us to achieve ongoing profitability and meet the changes in industry and market conditions. We must manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve ongoing profitability.

While restructuring, we have made, and will continue to make, judgments as to whether we should further reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to ongoing profitability.

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

We will continue to review our restructuring work plan based on our ongoing assessment of the industry adjustment and the business environment.

We may be materially and adversely affected by continued reductions in spending by our customers.

A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending by our customers. If the reduction of capital spending continues longer than we expect and we incur net losses as a result or if we are required to record additional charges relating to our restructuring work plan, the valuation of deferred income tax assets or for other events, we may be unable to comply with the financial covenant under our current credit facilities. As well, we have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

Our operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;
•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
•	increased price and product competition in the networking industry;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities and other items in our consolidated financial statements;
•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;
•	our ability to implement our restructuring work plan without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies, the delivery of high quality robust products at competitive prices, the maintenance of technological leadership, the effectiveness of our internal processes and organizations and the retention of qualified personnel;
•	fluctuations in our gross margins;
•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;
•	variations in sales channels, product costs and the mix of products sold;
•	the size and timing of customer orders and shipments;
•	our ability to continue to obtain customer performance bonds and contracts;
•	our ability to maintain appropriate inventory levels;
•	the impact of acquired businesses and technologies;
•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

Our decision to adopt fair value accounting for employee stock options on a prospective basis commencing January 1, 2003 will cause us to record an expense over the stock option vesting period, based on the fair value at the date the options are granted, and could have a significant negative effect on our reported results.

Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, to value our deferred tax assets and to accrue unfunded pension liabilities, each of which may result in a negative effect on our reported results.

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

Global economic conditions affecting the industry, as well other trends and factors affecting the industry, are beyond our control and may result in reduced demand and pricing pressure on our products.

There are trends and factors affecting the industry that are beyond our control and may affect our operations. Such trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
•	adverse changes in our current credit condition or the credit quality of our customers and suppliers;
•	adverse changes in the market conditions in our industry and the specific markets for our products;
•	the trend towards the sale of integrated networking solutions;
•	visibility to, and the actual size and timing of, capital expenditures by our customers;
•	inventory practices, including the timing of product and service deployment, of our customers;
•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;
•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
•	changes in legislation or accounting rules and governmental regulation or intervention affecting communications or data networking;
•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and
•	acts of war or terrorism or transmission of contagious diseases, such as Severe Acute Respiratory Syndrome, or SARS, in the Asia Pacific region, that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Economic conditions affecting the industry, which affect market conditions in the telecommunications and networking industry, in the United States, EMEA , Canada and globally, affect our business. Reduced capital spending and/or negative economic conditions in these and/or other areas of the world have resulted in, and could continue to result in, reduced demand for or increased pricing pressures on our products.

Our gross margins may be negatively affected, which in turn would negatively affect our operating results.

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition;
•	excess capacity or excess fixed assets;
•	customer and contract settlement costs;
•	higher product, material or labour costs;
•	increased inventory provisions or contract and customer settlement costs;
•	warranty costs;
•	obsolescence charges;
•	loss of cost savings on future inventory purchases as a result of high inventory levels;
•	introduction of new products and costs of entering new markets;
•	increased levels of customer services;
•	changes in distribution channels;
•	changes in product and geographic mix; and
•	accruals for employee return to profitability bonus or other incentive bonuses.

Lower than expected gross margins would negatively affect our operating results.

We may not be able to attract or retain the specialized technical and managerial personnel necessary to achieve our business objectives.

Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong, despite current economic conditions. We believe that our future success depends in part on our continued ability to hire, assimilate in a timely manner, and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans and employee investment plans. The scope of these programs for employees and the value of these opportunities have been adversely affected by the volatility or negative performance of the market price for Nortel Networks Corporation’s common shares (including the possible consolidation of Nortel Networks Corporation’s common shares). We may also find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions and business performance which has negatively impacted our level of incentive programs and incentive compensation plans. In addition, if we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to the workforce reductions. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the necessary personnel to effectively compete in the highly dynamic, specialized and volatile industry in which we operate or to achieve our business objectives.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, due to the current general economic and industry environment, and our current credit condition, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts, notwithstanding our support facility with EDC. Our $750 April 2000 five year credit facilities are our only remaining credit facilities. We continue to have ongoing discussions with our banks and other financial institutions to explore additional financing opportunities and credit and support arrangements. As we continue to assess our overall liquidity and business needs as well as our expected financial performance, we may elect or it may be necessary to reduce or terminate our $750 April 2000 five year credit facilities prior to their expiries. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, a greater than expected slow down in capital spending by service providers and other customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the $750 April 2000 five year credit facilities or the support facility with EDC when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction or termination of our $750 April 2000 five year credit facilities or the support facility with EDC could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by our high level of debt.

In order to finance our business we have incurred, and have credit facilities allowing for drawdowns of, and have a shelf registration statement and a base shelf prospectus for potential offerings of, significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund the operation of our business.

Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;
•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;
•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and
•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or

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

Our $750 April 2000 five year credit facilities include a financial covenant which requires that our consolidated tangible net worth at any time be not less than $1,888. We continue to monitor our financial position in light of this covenant and we expect that if we incur net losses or record additional charges relating to our restructuring work plan, the accounting of our registered pension plans, the valuation of deferred income tax assets or for other events, our consolidated tangible net worth may be reduced below the $1,888 threshold. If we are unable to comply with this covenant, we will be unable to access these credit facilities.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to conclude satisfactory arrangements for alternative support for certain obligations arising out of our normal course business activities.

Our support facility with EDC may not provide all the support we require in respect of certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, only $300 is committed support for performance bonds. In addition, bid and performance related bonds with terms that extend beyond June 30, 2004, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. We are also in discussions with banks and financial institutions regarding arrangements, in addition to the support facility with EDC, that would provide for additional support, possibly on a secured basis, of these obligations, which include letters of credit, letters of guarantee, indemnity arrangements, performance bonds, surety bonds, receivables purchases, securitizations and similar instruments and arrangements. We cannot provide any assurance that such discussions will result in satisfactory arrangements. If we are unable to successfully conclude these arrangements and do not have access to sufficient support for such obligations under the support facility with EDC, an increased portion of our cash and cash equivalents may be restricted as cash collateral provided as security for these obligations, which could adversely affect our ability to support some of our normal course business activities and our ability to borrow in the future.

Changes in respect of our public debt ratings or current credit condition may materially and adversely affect the availability, the cost and the terms and conditions of our debt and alternative financing arrangements.

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are below investment grade. These public debt ratings and our current credit condition affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), our ability to engage in alternative financing arrangements, our ability to engage in normal course derivative or hedging transactions and our ability to obtain customer performance bonds and contracts. These public debt ratings have also caused the security that we granted to certain banks and holders of our outstanding public debt under our existing security agreements to become effective. This security, which consists of pledges of substantially all of our assets, will continue to apply to our obligations under the $750 April 2000 five year credit facilities, the support facility with EDC and our outstanding public debt, unless such credit facilities are terminated or expire, and such support facility expires or alternative collateral is provided, or such public debt ratings return to investment grade (as specified in the credit facilities) or higher. The continued existence of such security arrangements may adversely affect our ability to incur additional debt or secure alternative financing arrangements. In addition, EDC is not obligated to make any support available unless certain customary conditions are satisfied, and our senior long-term debt rating by Moody’s has not been downgraded to less than B3 and that our debt rating by S&P has not been downgraded to less than B–.

Our current credit condition requires us, in addition to the payment of fees, to also post cash collateral to secure certain bid, performance related and other bonds and may also negatively affect the cost to us and terms and conditions of debt and alternative financing arrangements. Additionally, any negative developments regarding our cash flow, public debt ratings, current credit condition and/or our incurring significant levels of debt, or our failure to meet certain covenants under our credit and/or support facilities, could cause us to lose access to and/or cause a default under such facilities and/or adversely affect further the cost and terms and conditions of our debt and alternative financing arrangements.

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

We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities. By market discontinuities, we mean opportunities for new technologies, applications, products and services that enable the secure, rapid and efficient transport of large volumes of information over networks and allow service providers and carriers to increase revenues and improve operating results. Market discontinuities will also make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will give rise to the demand for Internet Protocol, or IP, optimized networking solutions, and third generation, or 3G, wireless networks. IP is the predominant method by which data is sent from one computer to another on the Internet — a data message is divided into smaller packets which contain both the sender’s unique IP address and the receiver’s unique IP address, and each packet is sent, potentially by different routes and as independent units, across the Internet. There is no continuing connection between the end points which are communicating versus traditional telephone communications which involve establishing a fixed circuit that is maintained for the duration of the voice or data communications call. 3G wireless networks are an evolution of communications networks from second generation wireless networks for voice and low speed data communications that are based on circuit switching — when a call is dialed, a circuit is established between the mobile handset and the third party, and the connection lasts for the duration of the call. By comparison, 3G networks allow devices to be “always on” because the networks are packet-based. We expect 3G wireless networks to include such features as voice, high speed data communications and high bandwidth multimedia capabilities, and usability on a variety of different communications devices, such as cellular telephones and pagers, with the user having accessibility anywhere and at any time to these features.

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

In the past, we acquired companies to enhance the expansion of our business and products. We may consider selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths to help fulfill our vision of transforming how the world communicates and exchanges information. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include:

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;
•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;
•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;
•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;
•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	the potential loss of key employees of the acquired businesses;
•	the risk that acquired businesses will divert the attention of our senior management from the operation of our business;
•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence; and
•	potential assumption of liabilities.

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

Our major competitors in Wireless Networks have traditionally included Telefonaktiebolagat LM Ericsson, Lucent Technologies Inc., Motorola, Inc., Siemens Aktiengesellschaft and Nokia Corporation. More recently, Samsung Electronics Co., Ltd. and Huawei Technologies Co., Ltd. have emerged as competitors. Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Cisco Systems, Inc., Avaya Inc., Alcatel S.A., and Siemens. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enteresys Networks, Inc., 3Com Corporation and Genesys Telecommunications Laboratories, Inc. Our principal competitors in the sale of our Wireline Networks products to service providers are large communications companies such as Cisco, Lucent, Alcatel and Siemens. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc., Taqua Inc., Redback Networks Inc., Equipe Communications Corporation, Laurel Networks, Inc. and WaveSmith Networks, Inc. Certain competitors are also strong on a regional basis, such as ZTE Corporation and Huawei. Our major competitors in Optical Networks include Alcatel, Lucent, Siemens, Marconi plc, Cisco, Huawei, NEC Corporation, Ciena Corporation and ADVA International Inc. Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now or may become principal competitors in the future. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, one way to maximize market growth, enhance existing products and introduce new products is through acquisitions of companies, where advisable. Certain of our competitors may enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater marketing, technical and financial resources, including access to capital markets and/or the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Other competitive factors include the ability to provide new technologies and products, end-to-end networking solutions, and new product features, such as security, as well as conformance to industry standards. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and potentially leading to a loss of market share.

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

•	reversals or delays in the opening of foreign markets to new competitors;
•	trade protection measures;
•	exchange controls;
•	currency fluctuations;
•	investment policies;
•	restrictions on repatriation of cash;
•	nationalization of local industry;
•	economic, social and political risks;
•	taxation;
•	interest rates;
•	challenges in staffing and managing international opportunities;
•	other factors, depending on the country involved; and
•	acts of war or terrorism or transmission of contagious diseases, such as SARS in the Asia Pacific region.

Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries. An inability to maintain or expand our business in international and emerging markets could have a material adverse effect on our business, results of operations and financial condition.

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

Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, which we rely on patent, copyright, trademark and trade secret laws to protect. While our business is global in nature, the level of protection of our proprietary technology provided by such laws varies by country. Our issued patents may be challenged, invalidated or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products and the outcome of any such claims are uncertain. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology, could have a material adverse effect on our business, results of operations and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

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

There are currently few domestic or international laws or regulations that apply directly to access to or commerce on the Internet. We could be materially and adversely affected by regulation of the Internet in any country where we operate in respect of such technologies as voice over the Internet, encryption technology and access charges for Internet service providers. We could also be materially and adversely affected by increased competition, or by reduced capital spending by our customers, as a result of the change in the regulation of the industry. In particular, on February 20, 2003, the United States Federal Communications Commission, or the FCC, announced a decision in its trienniel review proceeding of the rules regarding unbundled network elements, or UNEs. The text of the FCC’s order and reasons for the decision has not yet been released. Although the decision may impact the business decisions of our United States based service provider customers, the extent of that impact has not been determined. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet and/or other aspects of the industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet, Internet commerce and/or other aspects of the industry could have a material adverse effect on our business, results of operations and financial condition.

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

We expect to continue to hold most current and future customer financing obligations for longer periods prior to any possible placement with third-party lenders, due to, among other factors, recent economic uncertainty in various countries, adverse capital market conditions, our current credit condition, adverse changes in the credit quality of our customers and reduced demand for telecommunications financing in capital and bank markets. In addition, risks generally associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks, may require us to hold certain customer financing obligations over a longer term. We may not be able to place any of our current or future customer financing obligations with third-party lenders on acceptable terms.

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

Recent accounting pronouncements

For a discussion of recent pronouncements, see “Significant accounting policies” in note 1 of the accompanying unaudited consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 10, 2003.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

10.1	Nortel Networks Limited Restricted Stock Unit Plan, as amended and restated effective January 23, 2003.

10.2	Nortel Networks Limited SUCCESS Plan, as amended and restated effective January 1, 2003.

99.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

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

Nortel Networks Limited filed a Current Report on Form 8-K dated April 24, 2003 related to Nortel Networks Corporation’s financial results for the first quarter of 2003.

Nortel Networks Limited furnished a Current Report on Form 8-K dated April 30, 2003 related to Nortel Networks Corporation’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

“D.C. BEATTY”	“M.J. GOLLOGLY”

D.C. BEATTY Chief Financial Officer	M.J. GOLLOGLY Controller

Date: May 9, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

“FRANK A. DUNN” FRANK A. DUNN President and Chief Executive Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

“DOUGLAS C. BEATTY” DOUGLAS C. BEATTY Chief Financial Officer