Form 10-Q/A
period 2003-09-30
NORTEL NETWORKS LTD
filed 2003-11-28
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

☐	OR Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____________________ to _____________________

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 initially filed with the Securities and Exchange Commission on November 19, 2003 (the “Originally Filed 10-Q”) solely to correct certain amounts in note 19. “Supplemental consolidating financial information” in the columns of the (unaudited) supplemental consolidating statements of cash flows for the nine months ended September 30, 2002 as reported in the Originally Filed 10-Q with respect to cash flows from (used in) operating activities relating to the allocation of cash flows and reconciling adjustments among Nortel Networks Limited, its guarantor subsidiaries, its non-guarantor subsidiaries and eliminations. All dollar amounts in this Amendment No. 1 to the Originally Filed 10-Q are in millions of United States dollars unless otherwise stated.

This Amendment No. 1 to the Originally Filed 10-Q reflects changes to amounts within the following columns in the (unaudited) supplemental consolidating statements of cash flows for the nine months ended September 30, 2002: (i) allocations of net earnings (loss) from continuing operations, and (ii) adjustments reconciling net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses, comprising adjustments in (a) equity in net loss of associated companies, (b) change in operating assets and liabilities and (c) other — net. In aggregate, the corrections resulted in changes in net cash from (used in) operating activities in the nine-month period ended September 30, 2002 as follows: (i) for Nortel Networks Limited, a decrease of $3 from $(1,651) to $(1,654), (ii) for our guarantor subsidiaries, a decrease of $1 from $1,099 to $1,098, and (iii) for our non-guarantor subsidiaries, an increase of $4 from $(7) to $(3).

There was no impact on total consolidated net cash from (used in) operating activities as reported in the (unaudited) supplemental consolidating statements of cash flows for the nine months ended September 30, 2002. There were consequent changes to the (unaudited) supplemental consolidating statements of cash flows for each of Nortel Networks Limited, the guarantor subsidiaries and the non-guarantor subsidiaries with respect to the following items: (i) net cash from (used in) continuing operations, (ii) net increase (decrease) in cash and cash equivalents, and (iii) cash and cash equivalents both at the beginning and the end of the period. There was, however, no impact on the consolidated totals of such items.

We believe that the corrections noted above are not material to the information as reported in the (unaudited) supplemental consolidating statements of cash flows for the nine months ended September 30, 2002 as included in the Originally Filed 10-Q. Such (unaudited) supplemental consolidating statements of cash flows for the nine months ended September 30, 2002, as included in the Originally Filed 10-Q, have been restated as more fully described in note 2 to the (unaudited) consolidated financial statements in Item 1 and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2003 — Restatements” therein.

References to “we”, “our”, “us”, or “Nortel Networks” means Nortel Networks Limited or Nortel Networks Limited and its subsidiaries, as applicable.

This Amendment No. 1 to the Originally Filed 10-Q amends and restates Item 1 of Part I of the Originally Filed 10-Q, and no other information in the Originally Filed 10-Q is amended hereby. For a discussion of events and developments subsequent to September 30, 2003, see our subsequent filings.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		PAGE

ITEM 1.	Consolidated Financial Statements (unaudited)	4

PART II OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	46

Signatures		47

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT and the GLOBEMARK are trademarks of Nortel Networks.
MOODY’S is a trademark of Moody’s Investor Services, Inc.
STANDARD & POOR’S is a trademark of The McGraw-Hill Companies, Inc.

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

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	77	173	76	–	326

Non-cash portion of special charges and related asset write downs	4	8	(4)	–	8

Equity in net loss of associated companies	(135)	(865)	(11)	1,046	35

Current and deferred stock option compensation	3	13	3	–	19

Deferred income taxes	–	12	32	–	44

Other liabilities	62	56	1	–	119

Gain on repurchases of outstanding debt securities	(4)	–	–	–	(4)

Gain on sale of investments and businesses	(10)	(45)	(12)	–	(67)

Other — net	292	(276)	30	(8)	38

Change in operating assets and liabilities	(809)	(167)	(339)	–	(1,315)

Net cash from (used in) operating activities	(336)	(164)	(105)	–	(605)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(23)	(39)	(32)	–	(94)

Proceeds on disposals of plant and equipment	7	12	3	–	22

Decrease (increase) in restricted cash and cash equivalents	(11)	132	26	–	147

Increase in long-term receivables	1	(12)	(1)	–	(12)

Decrease in long-term receivables	195	10	2	–	207

Acquisitions of investments and businesses — net of cash acquired	(60)	(5)	11	–	(54)

Proceeds on sale of investments and businesses	6	45	–	–	51

Investments in subsidiaries	–	–	–	–	–

Net cash from (used in) investing activities	115	143	9	–	267

Cash flows from (used in) financing activities

Dividends on preferred shares	(18)	–	–	–	(18)

Increase (decrease) in notes payable — net	4	4	(47)	–	(39)

Proceeds from long-term debt	–	–	–	–	–

Repayments of long-term debt	(199)	–	(68)	–	(267)

Decrease in capital leases payable	–	(2)	(1)	–	(3)

Issuance of common shares	–	–	–	–	–

Issuance of prepaid forward purchase contracts	–	–	–	–	–

Stock option fair value increment	–	–	–	–	–

Net cash from (used in) financing activities	(213)	2	(116)	–	(327)

Effect of foreign exchange rate changes on cash and cash equivalents	1	74	22	–	97

Net cash from (used in) continuing operations	(433)	55	(190)	–	(568)

Net cash from (used in) discontinued operations	141	196	(19)	–	318

Net increase (decrease) in cash and cash equivalents	(292)	251	(209)	–	(250)

Cash and cash equivalents at beginning of period	251	2,382	1,110	–	3,743

Cash and cash equivalents at end of period	$(41)	$2,633	$901	$–	$3,493

Supplemental Consolidating Statements of Cash Flows for the nine months ended September 30, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(2,573)	$(1,601)	$(264)	$1,865	$(2,573)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	61	325	29	–	415

Non-cash portion of special charges and related asset write downs	223	550	67	–	840

Equity in net loss of associated companies	1,321	562	7	(1,865)	25

Current and deferred stock option compensation	–	–	–	–	–

Deferred income taxes	(71)	(317)	(50)	–	(438)

Other liabilities	(16)	1	(14)	–	(29)

Gain on repurchases of outstanding debt securities	–	–	–	–	–

Gain on sale of investments and businesses	(10)	(7)	–	–	(17)

Other — net	372	109	114	–	595

Change in operating assets and liabilities	(961)	1,476	108	–	623

Net cash from (used in) operating activities	(1,654)	1,098	(3)	–	(559)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(40)	(214)	(35)	–	(289)

Proceeds on disposals of plant and equipment	5	351	–	–	356

Decrease (increase) in restricted cash and cash equivalents	(47)	(352)	(21)	–	(420)

Increase in long-term receivables	60	(187)	(122)	–	(249)

Decrease in long-term receivables	19	151	83	–	253

Acquisitions of investments and businesses — net of cash acquired	(5)	(24)	–	–	(29)

Proceeds on sale of investments and businesses	20	24	–	–	44

Investments in subsidiaries	–	–	–	–	–

Net cash from (used in) investing activities	12	(251)	(95)	–	(334)

Cash flows from (used in) financing activities

Dividends on preferred shares	(16)	–	–	–	(16)

Increase (decrease) in notes payable — net	–	(184)	(130)	–	(314)

Proceeds from long-term debt	–	1	31	–	32

Repayments of long-term debt	(5)	(4)	(13)	–	(22)

Increase (decrease) in capital leases payable	(3)	(4)	–	–	(7)

Issuance of common shares	1,997	–	–	–	1,997

Issuance of prepaid forward purchase contracts	–	–	–	–	–

Stock option fair value increment	–	(525)	–	–	(525)

Net cash from (used in) financing activities	1,973	(716)	(112)	–	1,145

Effect of foreign exchange rate changes on cash and cash equivalents	3	10	3	–	16

Net cash from (used in) continuing operations	334	141	(207)	–	268

Net cash from (used in) discontinued operations	119	218	–	–	337

Net increase (decrease) in cash and cash equivalents	453	359	(207)	–	605

Cash and cash equivalents at beginning of period	(41)	2,285	1,160	–	3,404

Cash and cash equivalents at end of period	$412	$2,644	$953	$–	$4,009

PART II
OTHER INFORMATION

ITEM 6.        Exhibits And Reports On Form 8-K

(a)	Exhibits

10.1	Nortel Networks Limited SUCCESS Plan, as amended and restated on July 28, 2003 with effect from January 1, 2003.*

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

*	Previously filed as an exhibit to the Originally Filed 10-Q, which was filed with the Securities and Exchange Commission on November 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ D.C. BEATTY	/s/ M.J. GOLLOGLY

D.C. BEATTY Chief Financial Officer	M.J. GOLLOGLY Controller

Date: November 28, 2003