Form 10-K/A
period 2002-12-31
NORTEL NETWORKS LTD
filed 2003-12-23
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ✓                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ✓          No

At February 28, 2003, 1,460,978,638 common shares of Nortel Networks Limited were issued and outstanding, all of which were held by Nortel Networks Corporation. The common shares of the registrant are not traded on any stock exchange.

PART I
ITEM 1. Business
Overview
Developments in 2002
Networking solutions
Wireless Networks
Enterprise Networks
Wireline Networks
Optical Networks
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
PART II
ITEM 6. Selected Financial Data (unaudited)
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Consolidated Financial Statements and Supplementary Data
PART III
ITEM 14. Controls and Procedures
PART IV
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Ex-12
Ex-23.1
Ex-23.2
Ex-31.1
Ex-31.2
Ex-32

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission (“SEC”) on March 10, 2003 (the “Originally Filed 10-K”) is being filed to reflect restatements of the following (audited) financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and consolidated balance sheets as at December 31, 2002 and 2001. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 in connection with our previously announced comprehensive review and analysis of our assets and liabilities and certain related reviews. For a description of the restatements, see “Restatements” in note 3 to the accompanying (audited) consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2003 — Restatements” in this Amendment No. 1.

This Amendment No. 1 amends and restates Item 1 of Part I, Items 6, 7, 7A, and 8 of Part II, Item 14 of Part III and Item 15 of Part IV of the Originally Filed 10-K, and except for such items and Exhibits 12, 23.1, 23.2, 31.1, 31.2 and 32, no other information in the Originally Filed 10-K is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and the financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

For a discussion of events and developments subsequent to December 31, 2002, see:

•	our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003, which contained (unaudited) restated consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the three and six month periods ended June 30, 2003 and 2002, respectively, (unaudited) restated consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 and the six month periods ended June 30, 2003 and 2002, respectively, and (unaudited) restated consolidated balance sheets as at March 31, 2003 and June 30, 2003, respectively, and (unaudited) restated consolidated balance sheet as at December 31, 2002, which are being filed concurrently with this Amendment No. 1;

•	our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003, and subsequently amended on November 28, 2003, which contained (unaudited) restated consolidated statements of operations for the three and nine month periods ended September 30, 2002, (unaudited) restated consolidated statement of cash flows for the nine month period ended September 30, 2002 and (unaudited) restated consolidated balance sheet as at December 31, 2002; and

•	our other filings subsequent to December 31, 2002.

PART I

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, the GLOBEMARK, BAYSTACK, CALLPILOT, CONTIVITY, DMS, EPICON, MERIDIAN, NORSTAR, OPTERA, PASSPORT, PERIPHONICS, PRESIDE, SHASTA, SUCCESSION, SYMPOSIUM and UNIVERSAL EDGE are trademarks of Nortel Networks.

ALTEON is a trademark of Alteon WebSystems.

CDMA2000 is a trademark of the Telecommunications Industry Association.

CDMAONE — designmark is a trademark of the CDMA Development Group, Inc.

CLARIFY is a trademark of Amdocs Software Systems Limited.

     JUNGLEMUX is a trademark of GE Industrial Systems Technology Management Inc.

     MICROSOFT and WINDOWS XP are trademarks of Microsoft Corporation.

     MOODY’S is a trademark of Moody’s Investors Services, Inc.

     S&P 100, S&P 500 and STANDARD AND POOR’S are trademarks of The McGraw-Hill
Companies, Inc.

PART I

ITEM 1. Business

This Item 1 has been revised to reflect the restatements and certain developments occurring subsequent to the filing of the Originally Filed
10-K with respect to our business, including an update of information with respect to research and development expenses and product development. In addition, this Item 1 has been revised to incorporate certain conforming changes.

Overview

Nortel Networks Limited is an industry leader and innovator focused on transforming how the world communicates and exchanges information. We are removing barriers to business opportunity through the supply of communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies. We refer to the technology and infrastructure that we supply as “networking solutions”. Our networking solutions generally bring together diverse networking products from our various product families, and related services, to create either a customized or “off the shelf” solution for our customers. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of Nortel Networks has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor differentiating us from many of our competitors. We envision an information society where people will be able to connect and interact with information and with each other instantly, simply and reliably, seamlessly accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

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

Also, our networking solutions provide enterprises such as large and small businesses, governments, educational institutions and other organizations, with the ability to communicate locally or globally within their organization and with other organizations and individuals through the use of data, voice and multimedia communications. We are focused on providing high-performance networking solutions that transform the way people and companies communicate and conduct business.

During the third quarter of 2002, we changed the way we managed our business to streamline and focus more directly on our customers in our four core business areas. We now conduct business in the following four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks (formerly named Optical Long-Haul Networks). During the second quarter of 2002, we shifted the accountability for the metro optical portion of Metro and Enterprise Networks (now split into Enterprise Networks and Wireline Networks) into Optical Networks. We refer you to the descriptions of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks below. All financial information has been restated to reflect these re-organizations. For financial information by reporting segment and product category, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Developments in 2002

In 2002, the telecommunications industry continued to experience significant adjustment which began in 2001. Industry demand for networking equipment continued to decline in response to the ongoing industry adjustment, economic downturn and to the related tightening in the global capital markets. As a result of the continued industry adjustment, the business marketplace has changed. In 2002, excess network capacity still existed as a result of the pace of new network construction and strong economic growth in 1999 and 2000 and due to the financial difficulties of a number of communications service providers around the world. In 2002, the industry also experienced continuing consolidation.

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

As a result of these initiatives, we have made substantial progress in reducing our costs and creating a business model that we believe is better aligned to the current state of our industry. For information on these and other developments in 2002, see “Special charges” in note 7, “Divestitures, closures and acquisitions” in note 10, “Long-term debt and credit facilities” in note 11 and “Capital stock” in note 15 of the accompanying consolidated financial statements and “Developments in 2002” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Time Division Multiple Access (TDMA) is a 2G wireless standard supported mainly in the United States, Canada and the Caribbean and Latin America region, or CALA, that uses timeslots within a radio frequency channel to separate users’ conversations.

•	Code Division Multiple Access (CDMA) is a 2G wireless standard, also known as cdmaOne, supported in each geographic region. CDMA uses codes, much like encryption, to distinguish one call from another, with all calls in a given cell transmitted over the entire range of radio frequencies assigned to the network operator within the cell. CDMA networks are evolving to 3G according to the CDMA 3G 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as cdma 2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO (EVolution Data Only) and CDMA 3G 1xEV-DV (EVolution Data and Voice) are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications.

•	Global System for Mobile communications (GSM) is a 2G wireless standard supported all over the world that, like TDMA, uses time slots within a specified radio frequency channel to distinguish one call from another. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard (GPRS). GPRS is viewed as a “2.5G” technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution (EDGE) is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators.

•	Universal Mobile Telecommunications System (UMTS) is an emerging standard for 3G networks based on Wideband CDMA (WCDMA) technology. UMTS combines WCDMA-based radio access with packet switching technology to yield high capacity, high speed wireless networks for data, voice and multimedia communications.

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

Product development

Our wireless networking products in development include the next evolution of our CDMA 3G products, our GSM/GPRS/EDGE products and our UMTS products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is undergoing commercial trials in the United States and Brazil. We are currently working with the various standards bodies to finalize the specifications for CDMA 3G 1xEV-DV.

•	There are several GSM/GPRS/EDGE products that are being developed to allow GSM operators to offer higher data rates on existing GSM spectrum allocations. We successfully completed customer trials of Adaptive MultiRate (AMR) base station transceivers in the second half of 2002. AMR provides higher spectral efficiency to support more customers on the same network.

•	The enhanced version of our GSM base station controller, the GSM BSC e3 is currently in development. We have been shipping EDGE hardware ready base station transceivers since the second quarter of 2002, and we are currently developing EDGE software.

•	Our UMTS radio network access and core networking products are currently being tested for commercial launch by several operators in the Europe, Middle East and African region, or EMEA. In 2003, we continued development on our UMTS solutions for use in the Asia Pacific (including Greater China) region as well as in the United States.

•	The further development of our Wireless Mesh Network solution designed to allow our customers to reduce the costs of high-speed wireless data transport from wireless access networks to wired broadband networks.

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

There are two key aspects to the migration from 2G wireless communications technologies to 2.5G and 3G wireless communications technologies. The first is that all current 3G technologies, including CDMA 3G and UMTS are based on spread spectrum technology. The second is that the migration from 2G to 2.5G and 3G technologies is largely based on a transition from circuit switching technologies in 2G core networks to packet-based networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA wireless communications networks, combined with our expertise in packet-based networking for wireline networks, will be a competitive strength during the migration from 2G wireless communications networks to 2.5G and 3G wireless communications networks. However, the timing of this migration is difficult to predict as a result of the complexities and potential for delays in implementation of 3G network deployments.

We anticipate that demand for wireless networking equipment will be driven primarily by the growth of 2.5G and 3G wireless networking systems. Several commercial CDMA 3G networks have been launched in the United States, Canada, CALA and the Asia Pacific region. GPRS networks have already been launched in EMEA, the Asia Pacific region, the

United States and Canada. In addition, several existing operators are planning to upgrade their networks to EDGE to support higher data rates. While the first launches have taken place in EMEA and the Asia Pacific region, the timing of UMTS network deployments remains uncertain, generally due to delays in UMTS hand set availability as a result of technology issues, the high license fees and continued financial difficulty of certain UMTS wireless service providers.

In the United States and Canada, usage rates of wireless communications services continue to increase, and we anticipate that capital spending decisions by wireless service providers will be driven by capacity requirements, new wireless subscribers, increased use of wireless devices for Internet access and technology migration from 2G wireless technologies to 2.5G and 3G wireless technologies. We also anticipate that the migration from 2G to 2.5G and 3G wireless will be driven by CDMA 3G 1xRTT deployment for CDMA-based networks, and by GPRS and UMTS deployment for GSM and TDMA-based networks. However, the timing of this migration is uncertain.

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

Competition

Our major competitors in the global wireless infrastructure business have traditionally included Telefonaktiebolaget LM Ericsson, Lucent Technologies Inc., Motorola, Inc., Siemens Aktiengesellschaft and Nokia Corporation. Nokia and Siemens compete in the sale of GSM and UMTS equipment, whereas Lucent competes in the sale of CDMA, TDMA and UMTS equipment. Motorola is a competitor in the sale of GSM, UMTS and CDMA radio network access equipment. Ericsson competes in the sale of equipment for all of the major wireless communications technologies. More recently, Samsung Electronics Co., Ltd. has emerged as a competitor in the sale of CDMA systems, and Huawei Technologies Co., Ltd. has emerged as a competitor for GSM, CDMA and UMTS systems in China and many other developing countries. The primary global factors of competition for our Wireless Networks products include:

•	technology leadership, product features and availability;
•	product quality and reliability;
•	conformity to existing and emerging regulatory and industry standards;
•	warranty and customer support;

•	price and cost of ownership;
•	interoperability with other networking products;
•	network management capabilities;
•	traditional supplier relationships, particularly in EMEA and the Asia Pacific region;
•	regulatory certification; and
•	provision of customer financing.

We intend to continue to compete with our traditional competitors as the global market for wireless networking equipment migrates to 3G technologies. We also expect newer competitors, such as NEC Corporation and Matsushita Electric Industrial Co., Ltd. (also known as Panasonic), to emerge.

Enterprise Networks

Products

Our Enterprise Networks portfolio of products provide voice, data and multimedia communications for our customers. We also provide our customers with related professional services including: strategic planning and network design services; operations planning and consulting services; technology and process outsourcing services; network applications and network content services; and installation and ongoing technical support.

Circuit and packet voice solutions

Our voice portfolio includes a broad range of circuit and packet voice communications solutions. These include circuit to packet convergence systems, combined voice and data integration solutions, as well as next generation and legacy voice systems.

•	Our enterprise Succession solutions are combined voice and data communications systems for service providers and large enterprises. These solutions are designed to give our customer the ability to support data and large enterprises networking without replacing their existing voice networks, or the ability to add voice services to existing data networks. Our enterprise Succession solutions can be used by customers building new networks, and customers who want to transform their existing voice communications network into a more cost effective packet-based network supporting data, voice and multimedia communications.

•	Our Business Communications Manager is a combined voice and data communications system for branch offices and small to medium-sized businesses that uses both digital and IP technologies. This solution allows migration from an enterprise’s separate voice and data communications infrastructures to a combined next generation Internet-based system. Available applications include voice messaging, cordless phones, contact center software and data communications routing.

•	Our Meridian telephone switching systems (Meridian) are designed for small, medium and large commercial enterprises and government agencies. These circuit and packet network telephone systems provide voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, multimedia applications and other networking capabilities. Our customers can also configure their Meridian to send voice communications over the Internet with our Internet Telephony Gateway products using our i2002/i2004/i2050 and standards-based Internet telephones, Meridian digital telephone or any standard analog telephones.

•	Our remote office portfolio contains a combination of products that allow remote users, whether individuals at home or groups of employees in small offices, to access the full complement of Meridian features.

•	Our Norstar telephone switching systems are designed for small to medium-sized businesses and branch offices of large organizations. These telephone systems can be configured with a suite of applications, such as voice messaging, cordless phones, contact center software and interactive voice response systems.

•	Our customer contact and voice portal solutions provide the means for enterprises to do business with their customers efficiently and consistently regardless of where they are located, the time zone or whether they interact over the telephone or Internet. Our solutions include our:

—	Periphonics interactive voice response systems that automate functions often conducted by a company’s telephone agents. Our interactive voice response systems answer the telephone, greet callers, offer menu options and provide information to the caller in a consistent, accurate manner. These systems use advanced speech recognition systems to allow a caller to interact with the system by orally responding to questions or prompts presented to the caller by the system.

—	Symposium contact center portfolio of products that provide contact center solutions for small, medium and large organizations. Our Symposium contact center solutions can provide either a standard circuit-switched voice system or an Internet-based contact center solution.

—	CallPilot, which is a unified messaging tool that utilizes speech recognition and Transmission Control Protocol/IP digital networking to give complete access and user control of facsimile, e-mail and voice messages. Using simple voice commands like “play” or “print”, a user can remotely manage their multimedia communications over the telephone. The user can print and forward facsimiles, store, forward or delete voice messages and more by simply speaking.

•	Our multimedia communications server provides session initiation protocol (SIP) services for user and gateway devices that run over a public or private IP network. Such advanced multimedia services that can be enabled include instant messaging, personal computer camera video calling, user availability monitoring and control, user-controlled profile management, and enhanced collaboration and user mobility using public wireline and wireless networks.

Data networking and security solutions

We offer a broad range of data networking (packet switching and routing) and security solutions for our customers. Our packet switching and routing systems include data switching systems, aggregation products, virtual private network gateways and routers.

•	Our Alteon Web products provide data switching designed to allow service providers and enterprises to provide Internet data security, to manage and prioritize the Internet content that is provided to end users, and to balance the amount of communications traffic on multiple Internet servers.
•	Our Baystack and Business Policy Switch 2000 portfolio is a series of high performance packet switches for our enterprise customers’ small to large local area networks that use the Ethernet, a standard computer networking protocol for local area networks. These switching systems are designed to allow the prioritization of communications traffic to ensure network integrity and provide power to Ethernet devices based on the Ethernet standard used for certain applications, such as systems for voice communications over the Internet.

•	Our Passport family of multi-service switching products offers high-speed, high-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, asynchronous transfer mode, IP and frame relay services. These products are also key components of our Succession solution, voice over packet applications and IP virtual private network services. Our Passport Ethernet Routing Switch delivers IP routing and switching.

•	Our Bay router portfolio is a family of routers that work with a variety of data networking protocols to offer expandable, contractible and cost-effective connections for use in our enterprise customers’ local area networks, campus networks and wide area networks. These solutions use the IP standard to route data communications traffic from one corporate site to another within an enterprise’s network.

•	The Contivity Secure IP Services Gateways (Contivity) are a family of products delivering security and IP services in a single integrated platform. IP services including IP routing, virtual private networks, firewall applications, policy management and Quality of Service services, which normally would require several different devices, are provided by a single Contivity device. Designed for enterprise networks, Contivity leverages the cost advantages of the Internet while providing secure communications across the public IP infrastructure.

•	In 2003, we introduced a portfolio of wireless local area network service switching products that are designed to provide secure and efficient transmission of wireless local area network data traffic for mobile users.

Product development

We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	The continued development of our multimedia communication server for enterprise, a product that provides the capability to deliver multimedia applications and enhanced networking capabilities.

•	Additions to our applications in our Succession products to allow integration of voice over IP with voice extensible markup language and new Microsoft operating systems and servers and the development of new integrated voice recognition speech products offering expanded scalability and functionality.

•	New developments in data networking with our BayStack Layer 2 switches that will deliver resiliency and Quality of Service capabilities and Power over Ethernet to provide network connectivity and power to devices over the same line, along with the development of the next generation Alteon Web platform which will feature higher performance, scalability (ie. the ability to grow a service or capability with incremental cost) and integrated applications.

•	In 2003, we introduced enhancements to our security portfolio including the new Alteon SSL and Web Switching products and a new high-end Contivity product.

•	In 2003, we introduced enhanced capabilities to our Passport 8600 version 3.3 software, delivering 10 Gigabit Ethernet on either local area network or wide area network platforms that feature improved scaling, multicast and resilience for better overall performance.

•	In 2003, we updated our Meridian telephone systems to support our Succession software. This update enables our Meridian telephone systems to function entirely as a packet-based system or as a hybrid packet and circuit switching system. This development allows existing Meridian customers to upgrade their telephone systems to deploy packet switching and provides new customers with the ability to customize their desired mix of packet and circuit switching equipment.

Markets

We offer Enterprise Networks products to enterprises around the world. With the growth of voice and data communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support various types of communications traffic and applications.

We believe that in order to meet the growing demand for increased capacity at lower per-minute rates, enterprises will transition their circuit-based voice communications to more cost effective packet-based technologies. As a result, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. However, the timing of this progression is unclear.

Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for voice over IP, wireless local area network and for virtual private networks. In the United States and Canada, enterprise customers are investing in voice over IP as they transition from legacy voice products to our enterprise Succession products. Our enterprise Succession products enable this conversion from voice communication networks to packet-based networks supporting data, voice and multimedia communications. In EMEA, our customers are beginning to invest in new technology such as voice over IP. In the Asia Pacific region, Enterprise Networks customers are investing in networking equipment to improve the connections among their regional sites and branch offices. In CALA, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region.

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

Competition

Our principal competitors in the sale of our Enterprise Networks solutions to enterprises are Cisco Systems, Inc., Avaya Inc., Alcatel S.A., Siemens, Huawei Technologies Company Limited and NEC Corporation. Avaya is our largest competitor in the sale of voice equipment while Cisco is our largest competitor in the sale of data networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Foundry Networks, Inc., Extreme Networks, Inc., Enterasys Networks, Inc. in data networking, Mitel Networks Corporation, 3Com Corporation in Internet-based voice communications solutions and Genesys Telecommunications Laboratories, Inc. in contact centers. We expect competition to remain intense as enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. The principal global factors of competition in the sale of our Enterprise Networks products include:

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

Circuit and packet voice solutions

We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as voice over IP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers and cable multiple operators sustainable operating and capital cost reduction, new revenue opportunities, as well as high levels of reliability and network resiliency.

•	Our wireline Succession solutions are voice over packet network solutions for service providers. Succession provides the complete range of voice over packet solutions, including local, toll, long-distance, operator services and international gateway capabilities and enables voice applications to run on the new multi-services packet network. Succession solutions leverage more efficient packet-based, as opposed to circuit-based technologies, which drive reduced capital and operational costs for service providers and provide a platform for the delivery of new, revenue-generating services, such as Centrex IP and voice over IP virtual private networks.

•	Our Multimedia Communication Server (MCS) 5200 (formerly called Interactive Multimedia Server) is a SIP- based application server. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. MCS 5200 works as a stand-alone solution or in conjunction with our Digital Multiplex System (DMS) or our Succession solutions to provide advanced packet voice and multimedia capabilities to service providers. Using MCS 5200, our customers can deploy new, enhanced multimedia services, including video, collaboration and personal agent services. Personal agent services allow a user to customize their communications by selecting the medium over which they wish to receive a particular message such as wireline or wireless telephony, e-mail and instant messaging by setting screening criteria such as time of day and day of week, month or year.

•	Our DMS brand is a family of digital, circuit-based telephone switches that provide local, toll, long-distance and international gateway capabilities for service providers and includes Directory and Operator Services for our customers in the United States and Canada. Our DMS systems enable service providers to connect people making local and long-distance telephone calls. Our DMS systems also provide for a broad range of service capabilities, including revenue-generating features such as caller identification and call waiting that are offered to the service providers’ residential and business customers. Our DMS family of products can evolve to Succession solutions.

•	In 2003, we also introduced the Nortel Networks Developers Partner Program to drive the interoperability of our Succession, MCS 5200 and DMS portfolios with third party vendors including infrastructure and application companies.

These products work alone or in combination with each other to provide traditional voice services, advanced packet voice services and enhanced multimedia services to service providers around the world.

Data networking and security solutions

We offer a wide range of data networking (packet switching and routing) solutions to our service provider customers. The Passport family of multi-service wide area network switches and the Shasta Broadband Service Node enable our service provider customers to offer connectivity solutions and high value services to both enterprises and residential customers. These connectivity solutions include packet services such as: frame relay; Asynchronous Transfer Mode (ATM); Ethernet; and IP access for digital subscriber line and cable users. In addition, high-value services such as IP virtual private networks connect enterprise sites and remote users. As well, they provide enhanced network capabilities, such as network security, network address translation and class of service, that enable service providers to offer a wide range of networking services beyond basic connection to the network.

•	Our Passport family of products, which have the ability to combine multiple services on a single platform, provide for reliable packet switching, as well as enabling emerging applications such as wireless packet core networking, radio access network aggregation, IP network aggregation, circuit networking traffic grooming and packet voice gateway applications.

•	Our Shasta Broadband Service Node is designed to give service providers the ability to logically group tens of thousands of residential and business subscribers in order to re-direct them to various IP virtual private networks, and to centrally apply IP data network services, such as security, firewall applications and class of service, on a per subscriber and/or per application basis. These value-add services also play a key role in enabling next generation communications services, such as those enabled by our Succession voice over packet product portfolio. The Shasta Broadband Service Node supports a wide range of data network access technologies, including standard dial-up over copper telephone wire, digital subscriber line, ATM, wireless, frame relay and coaxial cable technologies.

Product development

Research and development investments are focused on creating new and improving existing, packet-based residential and business services for wireline and wireless service providers and cable multiple system operators. As well, we continue to develop products that support the evolution of voice and data communications systems toward converged or combined voice and data networks including:

•	Enhancements to our Succession packet voice solutions that will allow service providers to connect any business telephone system, using standard voice over IP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will continue to focus on interoperability with other manufacturers’ equipment, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets. We continue to make improvements to our softswitch portfolio by utilizing the latest commercial technology to provide our customers with converged wireline and wireless service support, superior application choices, integrated network management and linear scalable capacity.

•	Enhancements to the MCS 5200 that will allow a service provider to offer intelligent multimedia services across any manufacturers’ circuit switches. Additionally, development will focus on increasing the breadth and usability of the MCS 5200 applications.

•	Additions to the DMS portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as to those business that use next generation telephones designed for use in IP networks.

•	Enhancements to our Shasta 5000 Broadband Service Node solution that enable an increase in the number of residential subscribers and virtual private network sites that can be supported and the amount of bandwidth that can be applied to an enterprise site. Development will also focus on enhancing the ability of our service provider customers to provide additional revenue-generating services.

•	Enhancements to our Passport portfolio to improve the interoperability with other vendors’ products. In addition, development will focus on enhancing the migration to converged networks which simultaneously support voice, video and data.

•	The development of a new, lower-capacity, next generation data product as well as enhancements to our existing line of Passport and Shasta data products that are intended to efficiently aggregate different types of data traffic at the network edge.

•	A focus on cable standards compliance to drive revenue from the cable multiple system operator market.

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

Cable multiple system operators are increasing the size of voice and data markets, as well as increasing the competitive pressure on established service providers.

The market for our Wireline Networks products is global. In the United States and Canada, many service providers have focused on reducing their capital spending in response to continuing industry adjustment and economic slowdown. However, service providers are expected over the long term to continue to modernize with packet-based networks and converge voice and data communications networks in order to deploy new revenue generating service offerings. As well, service providers are focused on capital spending that reduces their ongoing operational costs, albeit with emphasis on shorter payback periods. In EMEA, we continue to see market demand for certain networking products including equipment for voice over IP and equipment for virtual private networking. While service providers in EMEA are also focused on reducing their capital spending, we anticipate opportunities with leading national public telephone companies, alternate operators and wireless operators (a customer segment which devotes significant capital expenditures to wireline infrastructure).

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

We also offer applicable data networking and security solutions from our Wireline Networks to enterprises for private networking as well as to service providers and system integrators that build, operate and manage networks for their customers such as businesses, government agencies and utility organizations. None of our Wireline Networks customers represented more than 10 percent of Nortel Networks consolidated revenues in 2002.

Competition

Our principal competitors are large communications companies, such as Cisco, Lucent, Alcatel and Siemens. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc. and Taqua Inc. in packet and Internet-based voice communications solutions, Redback Networks Inc. in aggregation products, as well as Equipe Communications Corporation, Laurel Networks, Inc. and Ciena Corporation (which acquired Wavesmith Networks, Inc. in 2003) in ATM/multi-protocol label switching, multiservice core and edge switching. Certain competitors also are strong on a regional basis, such as ZTE Corporation and Huawei in the Asia Pacific region. Some niche competitors are partnering with larger companies to enhance their product offerings and large communications competitors are also looking for these partnerships or alliances to complete their product offerings. No one competitor is dominant in this market.

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

The competition remains intense as a result of the continued decline in market demand, the substantially reduced availability of capital, the continued consolidation in the service provider industry, and the renewed focus by suppliers on selling to the remaining large service providers with financial resources.

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

optical transmission repeaters. Optical transmission terminals are connected at the ends of the fiber optic cable and send communication signals through this medium using light waves. Optical transmission repeaters are used at locations along fiber optic cables that span long distances to strengthen and reform light wave signals. Our OPTera long-haul DWDM line systems span distances up to 1200 kilometres without the need for optical transmission repeaters and allow the adding and dropping of communication signals at intermediate locations along the route. Our OPTera Metro 5000 metro DWDM series provides market leading protocol and bit rate tolerant scalable multi-service networking solutions within a city or region for up to 350 kilometres.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network (SONET) standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the Synchronous Digital Hierarchy (SDH) standard, which is the most common standard in EMEA and many other countries. Our synchronous optical transmission equipment includes our next-generation SONET/SDH solutions: the OPTera Metro 4000 family (next-generation SDH); the OPTera Metro 3000 family (next generation SONET); and the OPTera Metro Connect. These solutions deliver a multi-service optical platform that integrates diverse protocols and technology-based services over a cost effective, scalable and reliable converged services network.

•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another. Our optical switching products provide grooming, aggregation (the efficient re-packing of lower speed signals into higher speed signals to maximize the use of network capacity) and protection of the end users’ communications traffic. These systems focus on delivering cost-efficient solutions to switch large amounts of information between optical transmission systems. Our optical switching products include the OPTera Connect HDX and OPTera Connect DX platforms.

•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks. Our network management software includes our Preside for Optical end-to-end network management software portfolio which support the functions required for controlling, planning and monitoring the equipment and performance of an optical network, such as predetermined traffic routing, equipment configuration management, fault reporting, connection management, performance management and network security.

Our Optical Networks solutions enable customers to enhance and transform their networks towards a scalable and reliable network for delivering diverse high speed data and voice connectivity services. Such network transformation will increase deployment of managed broadband services, such as:

•	Optical Ethernet solutions that combine the ubiquity, flexibility and simplicity of the Ethernet network computing protocol with the reliability and speed of optics. Optical Ethernet solutions transport communications signals carrying Ethernet packets in the form of light waves through fiber optic cables between locations within a city or between cities. Our Optical Ethernet solutions:

—	enable service providers to extend Ethernet’s benefits outside of local area networks and sell enterprises Ethernet connectivity services in conjunction with Internet access and other applications made possible due to greater bandwidth; and

—	deliver economical site-to-site connectivity for enterprises through these solutions, which are designed to alleviate the congested and complex metropolitan networking bottleneck created by the wide range of technologies and services utilized by users that exist within cities.

•	Optical storage connectivity solutions, which allow the interconnection of data centers for the efficient preservation and sharing of business-critical data to ensure business continuity and disaster recovery.

•	Managed wavelength solutions, which offer multiple protocol and transmission speed networking capability to reliably interconnect business sites.

Product development

We are committed to providing next generation optical networking systems, including the evolution of our next generation SONET/SDH systems, our metro DWDM systems and our optical long-haul line and terminal solutions.

•	In 2003, we introduced our Optical Multiservice Edge 6500, an advanced metro optical network product that enables the convergence of multiple platforms onto a single platform.

•	In 2003, we enhanced the capabilities of products from our OPTera Metro 3000 family and our OPTera Metro 5000 DWDM series (the OPTera Metro 3500 and OPTera Metro 5000), to enable new storage area solutions that address emerging enterprise business continuity requirements.

•	In 2003, we introduced a new product that utilizes photonic networking DWDM technology, our Long Haul Dense Terminal, which assists customers in lowering their network costs by providing improved densities and optical performance.

•	We continue to enhance our optical Ethernet portfolio by introducing new Ethernet switching and transport capabilities designed to improve the productivity of our enterprise customers and the services offered by our service provider customers.

•	Our OPTera Connect HDX switching system had its first network deployment in 2002 with its first product release and the second release is currently under development to provide additional customer applications.

•	We continue to invest in improving the density, capacity and flexibility of our optical long-haul transmission systems.

We continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management that enable our customers worldwide to deploy innovative optical networking services which we believe will lead the networking transformation towards high performance packet-based networks.

Markets

We are a leading provider of optical networking products to service providers and enterprises around the world. Starting in 2001 and continuing through 2003, capital spending in optical networking equipment and services by service providers around the world decreased substantially. Although there are indications that the global optical market may be beginning to stabilize, the robust market observed a few years ago is not expected to return in the near future. Accordingly, service providers remain focused on maximizing return on invested capital by increasing their capacity utilization rates and the efficiency of their existing networks. With the ongoing industry adjustment, many service providers with excess capacity in their optical networks continued to focus on optimizing existing networks and delayed the deployment of next generation products. However, there remain opportunities to deliver new technologies and services that enable service providers to offer additional revenue-generating services. It is also expected that enterprises will continue to generate demand for optical networking solutions that enable them to operate their networks more efficiently.

The outlook for optical equipment sales is further impacted by service providers preferring to lease excess network capacity from others with excess capacity or to purchase assets from distressed operators rather than making capital investments in their networks. We expect that any additional capital spending by our customers will continue to be directed to opportunities that enhance customer performance, generate revenue and reduce costs in the near term. However, as service providers begin to more effectively utilize and eventually exceed their network capacity, we expect that they may incrementally enhance their network capacity. In addition, regulatory developments in the United States and other countries, such as the success of regional bell operating companies in 2002 in obtaining permission to offer long-distance voice services, may result in new capital spending by service providers. However, the timing and impact of these developments remain difficult to predict.

The market for our Optical Networks solutions is global. In the United States and Canada, new networks are no longer built by service providers in anticipation of market demand, but are more closely aligned with actual end user demand. Within EMEA, the building of pan-European optical networks by service providers is now mature and many service providers have begun to focus on building their metropolitan and regional optical networks. Some service providers in

Europe are still experiencing capital constraints after having invested in government licenses for 3G wireless networks, and have postponed significant optical network expansions. We expect that the increased usage of broadband wireless data provided by 3G networks may eventually drive the increased deployment of optical networks. The demand for additional and enhanced services by enterprises is increasing in Europe and may encourage service providers to invest in the creation of networks that offer services such as optical Ethernet and storage connectivity. In EMEA, European government-sponsored service providers and networking equipment suppliers enjoy favorable positions within many European countries, with foreign vendors such as Nortel Networks frequently limited to secondary vendor positions with these service providers.

In the Asia Pacific region, the industry is continuing to develop and may provide a significant market for new optical networking equipment over the next several years. As a result, there has been an increased focus on the Asia Pacific region by virtually all suppliers of optical networking equipment. Similar to what is occurring in Europe within the EMEA region, the Asia Pacific region may experience increased demand for additional and enhanced services by enterprises which may encourage service providers to invest in the creation of networks that offer services such as optical Ethernet and storage connectivity. In CALA, where a few service providers account for a significant percentage of the industry, the building of national optical network infrastructures is largely complete. Prospects for increased capital expenditures continue to be dampened by the weak economic climate and the political uncertainty in the region.

Customers

Our Optical Networks business is primarily focused on offering our optical networking products and services to service providers around the world. The service provider customers for our optical networking products include, local and long-distance telephone companies, cable multiple system operators, Internet service providers and other communications service providers. We are currently focused on increasing our market presence with key service provider customers worldwide, who we expect to account for a substantial proportion of service provider optical capital spending in the remainder of 2003 and beyond.

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

Competition

Our major competitors in the sale of optical networking equipment include Alcatel, Lucent, Siemens, Fujitsu Limited, Marconi plc, Cisco, Huawei, NEC, Ciena and ADVA International Inc. In 2002, we sold certain of our optical components assets and we therefore continue to focus on competing primarily with optical systems vendors. Market position in the global market for optical networking equipment fluctuates significantly on a quarter-by-quarter basis. However, we continue to be a leading global provider of optical networking equipment. The primary global factors of competition for our Optical Networks products include:

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

Sales and distribution

All of our four reportable segments use the Nortel Networks direct sales force to market and sell to customers around the world. The Nortel Networks global sales force is divided into regional groups. The head office for the United States and Canadian sales forces is located in Richardson, Texas and the EMEA sales force head office is based in Maidenhead, U.K. The sales force for Greater China report to a senior executive whose office is located in Beijing. The sales force for the remainder of the Asia Pacific region report to a senior executive whose office is located in Tokyo, Japan. The CALA sales force head office is based in Sunrise, Florida. Within these regional sales groups, we have dedicated sales account teams for certain major service provider customers. These dedicated teams are located close to the customer’s main purchasing locations. In addition, within the regional sales groups are teams dedicated to our enterprise customers. Our Enterprise Networks sales teams work directly with the top regional enterprises, and are also responsible for managing regional distribution channels. We also have centralized marketing, product management and technical support teams dedicated to individual product lines that support the global sales and support teams.

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

The operations of our service provider customers are subject to extensive country-specific telecommunications regulations. In the United States, on February 20, 2003, the Federal Communications Commission (FCC), announced a decision in its triennial review proceeding of the rules regarding unbundled network elements (UNEs). The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The decision is now subject to petitions for reconsideration filed by various parties with the FCC and has also been appealed to the U.S. federal courts. The uncertainty surrounding the FCC decision is affecting, and may continue to affect, the decisions of our United States-based service provider customers regarding investment in the telecommunications infrastructure, and the extent of the impact of the FCC decision continues to be assessed. These UNE rules and/or material changes in other country-specific telecommunications regulations at any time or from time to time may affect capital spending by service providers in the United States and/or around the world, and this may in turn affect the United States and/or global market for networking solutions.

Sources and availability of materials

We are generally able to obtain sufficient materials and components from global sources to meet the needs of our four reportable segments. In each of our reportable segments, we:

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

Market conditions in 2002 were similar to conditions in 2001. In 2002, we continued to face supply surpluses and excess inventories in some areas including optical components, memory devices and semi-conductors. However, we were able to effectively manage our inventories in 2002 with minimal impact to our supply chain. In 2003, however, we are seeing fewer instances of supply surpluses as the industry has been adjusting to eliminate excess capacity.

During 2002, we continued to refine our relationships with our electronics manufacturing services suppliers by focusing on service, quality, cost reduction and inventory management. In 2003, we also are continuing our focus on inventory management and component cost reduction, and expect to continue to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems and networks within customary delivery periods.

For more information on our supply arrangements, see “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements and “Liquidity and capital resources — Commitments and guarantees — Supply and network outsourcing contracts” and “Off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments — Contingent liabilities and commitments — Purchase commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality

Prior to 2001, our business results in all of our reportable segments were generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter and the weakest in our first quarter, primarily due to the networking industry purchasing cycles exhibited by our customers. With the continued industry adjustment and economic downturn in the United States and elsewhere in 2001 and 2002, our customers have faced restricted capital markets, which affected their traditional purchasing patterns, the demand for our products and services and the traditional seasonality of our business. In 2003, our customers continue to spend cautiously. It is difficult to predict the duration of the current industry adjustment, as sustained growth in industry spending is not expected to occur until economic and financial concerns have subsided. Market visibility remains limited and we do not expect that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Forward-looking statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our research and development investments are focused on network transformations and next generation core products and solutions including wireless voice and data, voice over packet, multimedia services and applications and broadband networking. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

Our research and development forms a core strength and a factor differentiating us from many of our competitors. As at December 31, 2002, we employed approximately 13,570 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	5,770 regular full-time research and development employees in Canada;
•	5,260 regular full-time research and development employees in the United States;
•	2,200 regular full-time research and development employees in EMEA; and
•	340 regular full-time research and development employees in other countries.

We also conduct research and development activities through affiliated laboratories in other countries.

The following table sets forth our consolidated expenses for research and development for each of the last three fiscal years ended December 31:

(millions of dollars)	2002	2001	2000

R&D expense	$2,205	$3,208	$3,629

R&D costs incurred on behalf of others(a)	49	68	64

Total	$2,254	$3,276	$3,693

(a)	These costs include research and development charged to our customers pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

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

Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world. As of December 31, 2002, we and our parent, Nortel Networks Corporation, own, on a consolidated basis approximately 130 registered trademarks in the United States, and approximately 2,100 registered trademarks in other countries. In addition, we have approximately 200 pending trademark registrations worldwide.

Employee relations

At December 31, 2002, we employed approximately 36,760 regular full-time employees (excluding employees on notice of termination), including approximately:

•	13,580 regular full-time employees in the United States;
•	10,140 regular full-time employees in Canada;
•	8,350 regular full-time employees in EMEA; and
•	4,690 regular full-time employees in other countries.

We also employ individuals on a part-time basis, and we engage the services of independent contractors. As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for the exit of approximately 12,100 regular full time employees during 2002. As well, the divestiture of non-core businesses completed or entered into in 2002 resulted in additional employee reductions. For additional information, see “Special charges” in note 7 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Operating expenses — Special charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2002, labor contracts covered approximately five percent of our employees worldwide. At the same date, five labor contracts covered approximately 12 percent of our employees in Canada including:
•	one labor contract covering approximately nine percent of Canadian unionized employees which was renewed, ratified and became effective February 26, 2003;
•	one labor contract covering less than one percent of Canadian unionized employees which was due to expire in the third quarter of 2003 (which contract was renewed, ratified and became effective August 16, 2003);
•	two labor contracts covering approximately 74 percent of Canadian unionized employees which were due to expire in 2004 (of which one contract covering approximately ten percent of Canadian unionized employees was renewed, ratified and became effective June 19, 2003); and
•	one labor contract covering approximately 17 percent of Canadian unionized employees which expires in 2008.

At December 31, 2002, labor contracts covered approximately four percent of our employees in EMEA and all of our employees in Brazil. The labor contracts generally have a one-year term in EMEA and Brazil, and primarily relate to remuneration. We have no labor contracts in the United States.

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

Environmental matters

Our manufacturing and research operations are subject to a wide range of environmental protection laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws, and have a corporate environmental management system standard and an environmental protection program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies-Environmental matters” in note 20 of the accompanying consolidated financial statements.

Financial information by operating segment and product category

For financial information by operating segment and product category, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial information by geographic area

For financial information by geographic area, see “Segmented information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Geographic revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working capital

For a discussion of our working capital, see “Long-term debt and credit facilities” in note 11 of the accompanying consolidated financial statements and “Liquidity and capital resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk factors

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE “FORWARD LOOKING STATEMENTS” IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II

ITEM 6.   Selected Financial Data (unaudited)

The selected financial data for the years ended December 31, 2002, 2001 and 2000 and as at December 31, 2002 and 2001 set forth in this Item 6 has been revised to reflect the restatements. The selected financial data for the years ended December 31, 1999 and 1998 and as at December 31, 1999 and 1998 set forth in this Item 6 has not been restated.

(millions of U.S. dollars, except per share amounts)	2002	2001	2000	1999 (1)	1998 (1)

	As restated *	As restated *	As restated *
Results of Operations

Revenues	$10,554	$17,272	$27,836	$19,628	$16,084

Research and development expense	2,205	3,208	3,629	2,724	2,318

Other income (expense) — net	(34)	(367)	897	236	201

Income tax benefit (provision)	422	2,973	(1,216)	(576)	(488)

Net loss from continuing operations(1)	(2,745)	(11,430)	(843)	(230)	(561)

Net earnings (loss) from discontinued operations — net of tax	21	(2,524)	(414)	(94)	(689)

Dividends on preferred shares	22	27	31	27	32

Net loss applicable to common shares	(2,746)	(13,966)	(1,288)	(351)	(1,282)

Financial Position at December 31

Total assets	$15,896	$20,061	$31,323	$24,007	$21,828

Long-term debt	2,182	2,677	1,622	1,426	1,529

Minority interest in subsidiary companies	129	118	161	45	91

Preferred shares	536	536	609	609	609

Common shareholders’ equity	4,290	5,691	18,021	13,072	12,190

(1)	The selected financial data for 1999 and 1998 has not been restated for the effect of the restatement adjustments as described in note 3 to the accompanying consolidated financial statements, as the impact was not significant to the financial statements for those years. The cumulative effect on Retained earnings (deficit) at December 31, 1999 was $4 and has been reflected as an adjustment to Retained earnings (deficit) as at January 1, 2000.

*	See note 3 to the accompanying consolidated financial statements

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 7 has been revised to reflect the restatements and to update certain forward looking statements to reflect current expectations, as well as to incorporate certain conforming changes.

You should read this section in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the risk factors described below under “Forward looking statements” which risk factors have been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

Apart from the revisions described above, this MD&A does not reflect events and developments subsequent to December 31, 2002.

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

Optical Networks

On May 29, 2002, Nortel Networks Corporation announced plans to further realign our Optical Networks segment, including optical components, given that it does not expect a meaningful recovery in the long-haul optical market before early 2004. As part of this realignment, we sold certain optical components assets to Bookham Technology plc, or Bookham, in November 2002 for shares, warrants, debt and cash consideration resulting in a gain of $18. The transaction included a minimum purchase commitment of $120. The terms of the commitment require us to purchase approximately $120 of product from Bookham prior to March 31, 2004 and to make a cash payment to Bookham for a portion of any shortfall in the purchase commitment. For additional information, see “Divestitures, closures and acquisitions” in note 10 of the accompanying consolidated financial statements.

As at December 23, 2003, due to the severe reduction in the number and size of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur.

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

Debt rating downgrades

On April 4, 2002, Moody’s Investors Services, Inc. lowered our senior long-term debt rating below investment grade to Ba3 and on November 1, 2002, lowered the rating from Ba3 to B3 with a negative outlook.

On April 9, 2002, Standard & Poor’s Ratings Service lowered our credit rating to below investment grade to BB– and on September 18, 2002, lowered the rating from BB– to B with a negative outlook.

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

See “Liquidity and capital resources” for additional details on our credit ratings and the granting of security under our credit and support facilities. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 22 of the accompanying consolidated financial statements.

Deferred income taxes

As part of our quarterly review procedures, we performed an evaluation of the recoverability of our deferred income tax assets. In the third quarter of 2002, in addition to recording a write down of our existing deferred tax asset, we began recording full valuation allowances against the benefit of our quarterly losses. In 2002, we recorded a net income tax benefit of $422 on a pre-tax loss of $3,167. Our gross income tax valuation allowances in 2002 were $964, including certain additional income tax valuation allowances of $430. If market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets. See “Income tax benefit” for additional information.

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

Restructuring and asset write downs

We recorded special charges of $1,699 in 2002 and $5,328 in 2001. These charges related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. We began implementing our work plan in 2001 and it has continued throughout 2002. The goodwill write down in 2002 related to a fair value impairment in our Optical Networks segment. We expect that additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. See “Special charges” for additional information.

Developments in 2003

Restatements

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period we significantly reduced our facilities.

Subsequent to the issuance of our financial statements for the year ended December 31, 2002, we initiated, and disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of our assets and liabilities. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), we determined that approximately $924 and $507 of certain liabilities (primarily accruals and provisions) carried on our previously reported consolidated balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following our determination to restate our consolidated financial statements for the periods noted above, we also determined that we would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, we made adjustments to correct errors related to our deferred income tax assets and foreign currency translation accounts. In addition, we made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $486, $171 and $32 as at December 31, 2002, 2001 and 2000, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000	Prior years(a)

Revenues

As previously reported	$10,546	$17,375	$27,853

Adjustments	8	(103)	(17)	$(1)

As restated	$10,554	$17,272	$27,836

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(3,039)	$(11,555)	$(871)

Adjustments	294	125	28	$4

As restated	$(2,745)	$(11,430)	$(843)

Earnings (loss) from discontinued operations-net of tax

As previously reported	$–	$(2,538)	$(414)

Adjustments	21	14	–	$–

As restated	$21	$(2,524)	$(414)

Net earnings (loss) applicable to common shares

As previously reported	$(3,061)	$(14,105)	$(1,316)

Adjustments	315	139	28	$4

As restated	$(2,746)	$(13,966)	$(1,288)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

We have also undertaken a series of physical counts and reconciliations of plant and equipment. While we believe that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in our consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses resulting from the restatement adjustments for the years ended December 31:

Net decrease in net loss

	2002	2001	2000

Contract and customer-related accruals	$136	$209	$14

Special charges related to restructuring actions	138	117	2

Other accruals and provisions	115	64	47

Total accruals and provisions adjustments	389	390	63

Income tax adjustments	(25)	(100)	(16)

Revenue adjustments	8	(103)	(17)

Foreign currency translation adjustments related to Brazilian operations	(57)	(48)	(2)

Net decrease in net loss	$315	$139	$28

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements.

Consolidated statement of operations for the year ended December 31, 2002 as restated

Net loss applicable to common shares for the year ended December 31, 2002 was reduced by $315 from $3,061 to $2,746. The major components of the reduction included:

•	a $163 improvement in gross profit primarily from adjustments to contracts and customer-related accruals partially offset by foreign exchange adjustments related to our Brazilian operations;
•	a $41 decrease in selling, general and administrative expense and a $23 decrease in research and development expense, both due to net decrease in other accruals and provisions;
•	a $117 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees;
•	a $32 increase in other expense (which resulted from $28 in losses from foreign exchange translation adjustments related to our Brazilian operations and a $22 increase for minority interest as a result of the restatement adjustments partially offset by $18 of other items); and
•	a $21 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated statement of operations for the year ended December 31, 2001 as restated

Net loss applicable to common shares for the year ended December 31, 2001 was reduced by $139 from $14,105 to $13,966. The major components of the reduction included:

•	a $49 improvement in gross profit which included a $103 reduction in revenues which resulted from revenue deferrals and a $152 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals in the amount of $207 partially offset by $48 of foreign exchange adjustments related to our Brazilian operations and a $40 reversal of previously recorded releases of accruals for inter-company out of balance amounts);
•	a $103 decrease in selling, general and administrative expense which resulted primarily from the release of $71 of accruals for inter-company out of balance amounts;
•	a $22 decrease in research and development expense which resulted primarily from the release of $15 of accruals for inter-company out of balance amounts;
•	a $115 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $42 increase in other expense which resulted primarily from the reversal of a previously recorded release of $31 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the year ended December 31, 2000 as restated

Net loss applicable to common shares for the year ended December 31, 2000 was reduced by $28 from $1,316 to $1,288. The major components of the reduction included:
•	a $34 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded release of accruals for inter-company out of balance amounts; and
•	a $62 increase in other income which resulted primarily from the release of accruals for inter-company out of balance amounts.

Consolidated balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets included in “Restatements” in note 3 of the accompanying consolidated financial statements present the cumulative impact of the restatement adjustments classified by balance sheet line item as at December 31, 2002 and 2001.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at December 31, 2002 and 2001. The principal reclassifications are set forth below.

As at December 31, 2002
•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2001
•	a $55 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $152 increase in accounts receivable-net which included a $339 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $63 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $124 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $259 increase in net inventory with related reductions of $144 in other current assets and of $115 in other long-term assets; and
•	a $295 increase in other accrued liabilities including a $339 increase partially offset by a $63 decrease, both related to accounts receivable-net (as noted above).

An independent review is being conducted by the Audit Committee to examine the facts and circumstances, leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes.

Nortel Networks Corporation’s financial statements have also been restated as a result of the comprehensive review and other related reviews.

For further information on the restatements see “Significant accounting policies” and “Restatements” in notes 2 and 3, respectively, of the accompanying consolidated financial statements.

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

Results of operations — continuing operations

Segment revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Wireless Networks	$4,216	$5,610	$5,423	$(1,394)	(25)	$187	3

Enterprise Networks	2,569	3,237	3,889	(668)	(21)	(652)	(17)

Wireline Networks	2,264	4,450	7,774	(2,186)	(49)	(3,324)	(43)

Optical Networks	1,464	3,307	9,732	(1,843)	(56)	(6,425)	(66)

Other (a)	41	668	1,018	(627)	(94)	(350)	(34)

Consolidated	$10,554	$17,272	$27,836	$(6,718)	(39)	$(10,564)	(38)

(a)	“Other” represents miscellaneous business activities and corporate functions

Geographic revenues

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

United States	$5,376	$8,503	$16,782	$(3,127)	(37)	$(8,279)	(49)

EMEA (a)	2,561	4,322	5,834	(1,761)	(41)	(1,512)	(26)

Canada	656	934	1,505	(278)	(30)	(571)	(38)

Other regions	1,961	3,513	3,715	(1,552)	(44)	(202)	(5)

Consolidated (b)	$10,554	$17,272	$27,836	$(6,718)	(39)	$(10,564)	(38)

(a)	The Europe, Middle East and Africa region (“EMEA”)
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

2001 compared to 2000

The significant adjustment in the industry in 2001, which was initially felt and was most severe in the United States, also impacted the Europe, Middle East and Africa region, or EMEA, the Caribbean and Latin America region, or CALA, and the Asia Pacific region during 2001. Revenues in 2001 declined 38% compared to 2000. Revenues also declined substantially across all regions, with the exception of the Asia Pacific region. Revenues in the Asia Pacific region grew 24% in 2001 compared to 2000 due to considerable growth in the first half of 2001. This growth was the result of expansion in the People’s Republic of China as contracts entered into during 2000 were completed. However, we experienced a substantial sequential decline in the second half of 2001 in the Asia Pacific region. EMEA experienced a substantial sequential decline in the second quarter of 2001 and significant sequential declines in the third and fourth quarters of 2001. The decline in CALA reflected substantial sequential declines in the second and third quarters of 2001. The United States experienced sequential revenue declines throughout 2001 although not to the same degree in the second half of 2001 as was experienced in the first half of 2001.

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

Wireless Networks

2002 compared to 2001

The 25% decline in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a continued deterioration in wireless service providers’ financial condition and subscriber growth and increased competition for customers by service providers which has resulted in the decision of many wireless service providers to delay capital expenditures.

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

From a geographic perspective, the 25% decrease in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a:

•	53% decline in revenues in the Asia Pacific region;
•	17% decline in revenues in the United States;
•	13% decline in revenues in EMEA; and
•	26% decline in revenues in CALA.

2001 compared to 2000

The 3% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a substantial increase in revenues in the first half of 2001, driven by growth in the United States and the Asia Pacific region as our major customers continued their network expansion programs. Subsequently, Wireless Networks revenues declined in the second half of 2001 compared to 2000 as a result of deterioration in our customers’ financial condition, our providing limited, incremental customer financing as a result of the market conditions and the decision of many wireless service providers to delay certain capital expenditures.

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

From a geographic perspective, the 3% increase in Wireless Networks revenues in 2001 compared to 2000 was primarily due to a:

•	14% increase in revenues in the United States; and
•	37% increase in revenues in the Asia Pacific region; partially offset by
•	46% decline in revenues in CALA; and
•	24% decline in revenues in EMEA.

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

As at December 23, 2003, we expect that overall GSM sales in 2003 will increase compared to 2002 and that revenues from our UMTS technologies will remain a small portion of overall Wireless Networks revenues in 2003.

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

From a geographic perspective, the 21% decline in Enterprise Networks revenues in 2002 compared to 2001 was primarily due to a:

•	19% decline in revenues in the United States;
•	25% decline in revenues in EMEA; and
•	13% decline in revenues in the Asia Pacific region.

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

From a geographic perspective, the 17% decline in Enterprise Networks revenues in 2001 compared to 2000 was primarily due to a:

•	20% decline in revenues in the United States;
•	41% decline in revenues in Canada;
•	31% decline in revenues in CALA; and
•	16% decline in revenues in the Asia Pacific region; partially offset by
•	1% increase in revenues in EMEA.

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

As at December 23, 2003, we no longer expect that the continuing industry adjustment will have a negative impact on the level of spending by our enterprise customers.

Wireline Networks

2002 compared to 2001

The 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a substantial reduction in capital spending by our service provider customers.

The considerable decline in the circuit and packet voice portion of this segment was the result of continued reduced demand in the local exchange and interexchange carrier markets due to the significant industry adjustment, including industry consolidation and tightened capital markets, and the substantial decline in demand for traditional circuit switching products. During 2002, many of our service provider customers continued to delay their investment decisions on our packet voice solutions due to the technology evolution uncertainty in the industry. In 2002, we continued to experience significant pricing pressures on our traditional circuit switching products due to the increased competition for service provider customers. In addition, the lack of packet-based technology choices from competitive suppliers hindered our ability to respond to these pricing pressures.

The considerable decline in revenues in the data networking and security portion of this segment was primarily due to a decline in demand for mature products, compounded by the ongoing industry adjustment as our service provider customers, in all regions, continued to reduce their capital expenditures.

From a geographic perspective, the 49% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a:

•	57% decline in revenues in the United States;
•	30% decline in revenues in EMEA;
•	47% decline in revenues in the Asia Pacific region; and
•	52% decline in revenues in Canada.

2001 compared to 2000

The 43% decline in revenues in 2001 compared to 2000 was due to a substantial decline in sales of the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment.

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

From a geographic perspective, the 43% decline in Wireline Networks revenues was primarily due to a:

•	48% decline in revenues in the United States;
•	39% decline in EMEA; and
•	45% decline in Canada.

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

From a geographic perspective, the 56% decline in Optical Networks revenues in 2002 compared to 2001 was primarily due to a:

•	62% decline in revenues in EMEA;
•	58% decline in revenues in the United States;
•	42% decline in revenues in the Asia Pacific region; and
•	75% decline in revenues in CALA.

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

From a geographic perspective, the 66% decline in Optical Networks revenues in 2001 compared to 2000 was primarily due to a:

•	84% decline in revenues in the United States; and
•	25% decline in revenues in EMEA.

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

As at December 23, 2003, due to the severe reduction in the number and size of new optical long-haul network build-outs and due to the nature of the relationship between the products within the optical long-haul portion of this segment, it is difficult to predict when a meaningful recovery in the optical long-haul market will occur.

Gross profit and gross margin

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	Change	% Change	Change	% Change

Gross profit	$3,564	$3,183	$12,790	$381	12	$(9,607)	(75)

Gross margin	33.8%	18.4%	45.9%	15.4	84	(27.5)	(60)

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

As at December 23, 2003, we expect that gross margin will trend in the mid-40% range in the near term.

See “Forward-looking statements” for factors that may affect our gross margins.

Operating expenses

Selling, general and administrative expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

SG&A expense	$2,621	$5,712	$5,405	$(3,091)	(54)	$307	6

As a percentage of revenues	24.8%	33.1%	19.4%	N/A	N/A	N/A	N/A

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

In 2003, we expect that our annual SG&A expense will continue to decline although not to the same extent as was experienced in 2002 compared to 2001.

Research and development expense

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

R&D expense	$2,205	$3,208	$3,629	$(1,003)	(31)	$(421)	(12)

As a percentage of revenues	20.9%	18.6%	13.0%	N/A	N/A	N/A	N/A

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

Amortization of intangibles

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Amortization of intangibles

Acquired technology	$19	$574	$789	$(555)	(97)	$(215)	(27)

Goodwill	–	2,080	2,491	(2,080)	(100)	(411)	(16)

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

As part of our review of financial results during the third quarter of 2002, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that we wrote down the remaining value of goodwill in the amount of $264. For additional information on the write down of goodwill, see “Special charges” in note 7 of the accompanying consolidated financial statements.

The amortization of goodwill for 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera Corporation and Clarify.

The amortization of goodwill for 2000 primarily reflected the charges related to the acquisitions of Bay Networks, Qtera and Clarify.

The remaining net carrying value of goodwill was $2,021 on December 31, 2002 and $2,283 on December 31, 2001.

Special charges

In 2002, we recorded special charges of $1,699, related to restructuring activities and write downs of goodwill and other assets. The special charges relating to restructuring were associated with our work plan to streamline operations and activities around core markets and leadership strategies. Our special charges in 2002 related to workforce reduction costs of $823, contract settlement and lease costs of $192, plant and equipment write downs of $332, other charges of $88 and a goodwill write down of $264.

In 2001, we recorded special charges of $5,328 related to restructuring activities and write downs of goodwill and other assets. The special charges related to workforce reduction costs of $1,236, contract settlement and lease costs of $876, plant and equipment write downs of $940, other charges of $37 and a goodwill write down of $2,239.

In 2000, we recorded special charges of $265 related to restructuring activities and a one-time intangible asset write down.

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

For additional information related to these restructuring activities, see “Special charges” in note 7 of the accompanying consolidated financial statements.

Gain on sale of businesses

In 2002, the gain on sale of businesses of $39 was primarily related to a gain of $18 on the sale of certain assets relating to our optical components business to Bookham Technology plc. Also, we recorded a gain of $16 related to a previously deferred gain associated with the sale of substantially all of the assets of our Cogent Defence Systems business to EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.) as well as the cancellation and replacement of a call option to acquire an additional approximate 7% ownership interest in Nortel Networks France S.A.S. which was originally included as part of the consideration received on the sale of these assets. For additional information relating to these sales of assets, see “Divestitures, closures and acquisitions” in note 10 and “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

Gain on sale of businesses for 2001 of $126 was primarily related to net gains associated with both the outsourcing of certain activities as part of our continued supply chain transformation strategy that began in 1999 and the divestiture of certain non-core businesses in connection with our work plan to streamline our business around core markets.

In 2000, the gain on sale of businesses of $173 was primarily related to the divestiture of certain manufacturing operations and tangible and intangible assets in connection with our operations strategy.

Other income (expense) — net

For 2002, other expense — net of $34 was primarily related to interest income of $87 and income of $1 relating to minority interests. This was offset by a $29 loss on sale or write down of certain minority investments and other expenses of $93.

For 2001, other expense — net of $367 was primarily related to a loss on sale or write down of certain minority investments. This write down occurred during the third quarter from our review of our investment portfolio, and was due to a change in our strategic focus relative to certain minority investments, as well as an other than temporary decline in carrying values caused by the continued significant downturn in both the industry and economic environment. Public company investments were generally written down against earnings to their current market value. Private company investments were written down to the estimated current market value by applying a telecommunications market average adjustment factor calculated using the declines of a representative group of public companies. Previous mark-to-market adjustments on both our public and private company investments were recorded in accumulated other comprehensive income.

For 2000, other income — net of $897 was primarily related to a $513 pre-tax ($344 after-tax) gain from the sale of a portion of our share ownership in Entrust, Inc. (formerly Entrust Technologies, Inc.) in the first quarter of 2000, and a $169 pre-tax ($116 after-tax) gain due to a reduction in our investment in Entrust from 33.5% to 27.0% primarily as a result of Entrust’s issuance of common shares in connection with its acquisition of enCommerce, Inc. in the third quarter of 2000.

Interest expense

Interest expense decreased $119 in 2002 compared to 2001. The decrease was primarily related to a lower level of short-term notes payable in 2002, partially offset by additional interest expense due to long-term debt offerings during 2001. The increase in interest expense of $124 in 2001, compared to 2000, was primarily related to our new debt offerings during the year, and an increase in the amount and cost of borrowings under the commercial paper program during the first and second quarters of 2001.

Income tax benefit (provision)

In 2002, we recorded a net income tax benefit of $422 on a pre-tax loss of $3,167. Our gross income tax valuation allowances in 2002 were $964, including certain additional income tax valuation allowances of $430. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and other negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $430 were required. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets.

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

For additional information, see “Income taxes” in note 8 of the accompanying consolidated financial statements and “Application of critical accounting policies”.

Net loss from continuing operations

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $8,685 in 2002 compared to 2001 and increased by $ 10,587 in 2001 compared to 2000.

Results of operations — discontinued operations

	For the years ended December 31,			2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change

Revenues	$141	$994	$2,342	$(853)	(86)	$(1,348)		(58)

Net (earnings) loss from discontinued operations - net of tax	21	(340)	(414)	361	N/A	74		18

Net (earnings) loss on disposal of operations - net of tax	–	(2,184)	–	2,184	100	(2,184)		N/A

Net (earnings) loss from discontinued operations	$21	$(2,524)	$(414)	$2,545	N/A	$(2,110)	$	N/A

Net cash from (used in) - discontinued operations	$375	$(649)	$(1,057)	$1,024	N/A	408		39

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

For additional information, see “Discontinued operations” in note 18 of the accompanying consolidated financial statements.

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

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized, especially considering the current economic environment within our industry. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain as to whether we will be able to collect the receivable. When we determine that a loss exists on a particular contract, we will recognize the loss immediately.

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

We recorded receivable provisions, relating to continuing operations, of $283 in 2002, $1,356 in 2001 and $330 in 2000. The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross accounts receivable	$2,763	$3,832

Related reserves	(516)	(776)

Net accounts receivable	$2,247	$3,056

Accounts receivable reserves as a percentage of gross accounts receivables	19%	20%

Gross long-term receivables	$1,001	$1,204

Related reserves	(736)	(764)

Net long-term receivables	$265	$440

Long-term receivable reserves as a percentage of long-term receivables	74%	63%

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

We recorded inventory provisions and other provisions related to our contract manufacturers and suppliers, relating to continuing operations, of $568 in 2002, $1,639 in 2001 and $448 in 2000. The following table summarizes our inventory balances and related reserves of our continuing operations:

	As at December 31,
	2002	2001

Gross inventory	$2,056	$2,653

Related reserves	(1,070)	(819)

Net inventory	$986	$1,834

Inventory reserves as a percentage of gross inventory	52%	31%

Other reserves for claims related to our contract manufacturers and suppliers (a)	(167)	(563)

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

Tax asset valuation

We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we consider include:

•	future earnings potential determined through the use of internal forecasts;
•	cumulative losses in recent years;
•	history of loss carryforwards and other tax assets expiring;
•	the carryforward period associated with the deferred tax assets; and
•	the nature of the income that can be used to realize the deferred tax asset.

If it is our belief that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. Gross income tax valuation allowances were $964 in 2002, including certain additional income tax valuation allowances of $430. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $430 were required.

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

For additional information on our goodwill write-downs, see “Special charges” in note 7 of the accompanying consolidated financial statements.

The carrying value of goodwill was $2,021 at December 31, 2002 and $2,283 at December 31, 2001. For more information on the goodwill amounts attributed to each reportable segment, you should refer to “Consolidated financial statement details” in note 5 of the accompanying consolidated financial statements.

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

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand:

	Year ended December 31,
	2002	2001

Net cash from (used in) operating activities of continuing operations	$(966)	$405

Net cash used in investing activities of continuing operations	(97)	(805)

Net cash from financing activities of continuing operations	953	2,896

Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)

Net cash from (used in) continuing operations	(36)	2,486

Net cash from (used in) discontinued operations	375	(649)

Net increase in cash and cash equivalents	339	1,837

Cash and cash equivalents at beginning of year — net	3,404	1,567

Cash and cash equivalents at end of year — net	$3,743	$3,404

During 2002 and 2001, we took actions to strengthen our cash and liquidity positions. As of December 31, 2002, our primary source of liquidity is our current cash and cash equivalents, or cash. At December 31, 2002, we had cash of $3,743, excluding $249 of restricted cash. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $966 due to a net loss of $2,745, less an adjustment of $1,399 for non-cash and other items, plus a net cash inflow of $380 from operating assets and liabilities. The reduction in income tax was primarily due to the collection of $1,385 in income tax refunds during the period. Any future income tax payments are expected to be minimal versus historical levels until we utilize our available income tax loss carryforwards and tax credits. The reduction in the remaining operating assets and liabilities was primarily due to the continued decline in sales volumes and the associated size of the business, as well as the utilization of certain contract manufacturer and supplier provisions and restructuring provisions.

Cash flows used in investing activities were $97 and were primarily due to: an increase of $231 in restricted cash held as cash collateral for certain customer bid and performance bonds and contracts; and expenditures for plant and equipment of $335. These amounts were partially offset by: proceeds on disposal of certain plant and equipment of $406, mainly related to the sale of certain real estate in the United Kingdom; a net decrease of $31 in our long-term receivables; and net proceeds on the sale/acquisition of investments and businesses of $32, primarily related to the sale of certain assets of our Service Commerce operation support system business. In 2003, we expect that our expenditures for plant and equipment will be similar in amount to 2002.

As at December 23, 2003, we expect that our plant and equipment purchases for 2003 will decline substantially from the $335 in purchases we made in 2002.

Cash flows generated from financing activities were $953 and were primarily due to $1,472 received from Nortel Networks Corporation in return for 2 common shares, relating to the proceeds from its June 12, 2002 equity offerings, and

$815 received from Nortel Networks Corporation in return for an additional 2 common shares. These amounts were partially offset by a stock option fair value increment of $525, which was a payment made by one of our subsidiaries to Nortel Networks Corporation representing the difference between the market value of Nortel Networks Corporation common shares issued upon option exercises and the exercise price of Nortel Networks Corporation stock options exercised by employees of the subsidiary; net cash of $445 used to reduce our long-term debt; a net reduction of $333 in notes payable; and $22 in preferred share dividends.

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

Obligations under special charges

The remaining cash payments of $230 relating to workforce reduction initiatives are expected to be substantially completed by the end of 2003. The remaining cash payments of $632 related to contract settlement and lease costs are expected to be substantially completed by the end of 2006. Additional charges will be required in 2003 related to our remaining announced workforce reductions and related charges. We expect restructuring related cash outflows of approximately $900 in 2003.

As at September 30, 2003, the remaining balance sheet reserve of $93 related to workforce reduction initiatives is expected to be substantially drawn down by mid-2004. The remaining balance sheet reserve of $490, net of approximately $353 in estimated sublease revenues, related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010.

As at December 23, 2003, we expect to incur approximately $100 to $125 in restructuring work plan related cash outflows during the fourth quarter of 2003. For the entire year 2003, we currently expect to incur approximately $550 to $600 in restructuring work plan related cash flows.

Contractual cash obligations

	Payments due						Total
Contractual cash obligations (a)	2003	2004	2005	2006	2007	Thereafter	Obligations

Long-term debt	$233	$21	$1	$1,467	$1	$459	$2,182

Outsourcing contracts	291	273	270	268	265	263	1,630

Operating leases	305	220	195	144	117	690	1,671

Unconditional purchase obligations	80	30	–	–	–	–	110

Total contractual obligations	$909	$544	$466	$1,879	$383	$1,412	$5,593

(a)	Contractual cash obligations do not include provisioned lease costs as they were included in our special charges

On October 1, 2002, we repaid the $300 6.875% Notes due October 1, 2002, including accrued interest, as part of our normal course debt repayments. Also during 2002, we purchased $36 of our 6.00% Notes due September 1, 2003 and $186 of our 6.125% Notes due February 15, 2006. In 2002, we have made all required cash contributions to our registered pension plans as well as additional voluntary contributions, totaling approximately $150. In 2003, we plan to repay the remaining $164 of our 6.00% Notes due September 1, 2003.

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

	Year ended December 31,
Bid and performance related bonds (a)	2002	2001

Performance guarantees (b)	$362	$1,170

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001
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

The following table provides information related to our third party debt agreements:

	Year ended December 31,
Third party debt agreements (a)	2002	2001

Financial guarantees	$13	$12

(a)	Represents available and undrawn commitments as at December 31, 2002 and December 31, 2001

Historically, we have not had to make material payments and currently, we do not anticipate that we will be required to make material payments under these debt instruments. See “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements for additional information.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations:

	Year ended December 31,
	2002	2001

Drawn and outstanding — gross (a)	$1,091	$1,349

Related provisions	(799)	(902)

Drawn and outstanding — net	292	447

Undrawn commitments	801	1,611

Total customer financing	$1,093	$2,058

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

As at December 23, 2003, we expect to fund most customer financings in the normal course of our business from working capital.

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

For additional information, see “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

Discontinued operations

As of December 31, 2002, the remaining accruals of the discontinued access solutions operations totaled $44 and were related to future contractual obligations and estimated liabilities, and estimated operating losses during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition, the impact of which is expected to be partially offset by proceeds from the sale of certain remaining assets. During 2002, we generated cash of approximately $375 on the disposition of various assets from the access solutions operations and associated wind-down activities.

For additional information related to our discontinued operations, see “Discontinued operations” in note 18 of the accompanying consolidated financial statements.

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

	Year ended December 31,
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

For additional information relating to our outstanding public debt and the $750 April 2000 five year credit facilities, see “Long-term debt and credit facilities” in note 11 of the accompanying consolidated financial statements. For additional information relating to our guarantee of the Senior Notes, see “Related party transactions” in note 19 of the accompanying consolidated financial statements. For additional information relating to the support facility with EDC, see “Subsequent events” in note 21 of the accompanying consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 22 of the accompanying consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward-looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

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

Credit ratings

Rating on long-term
debt issued or
guaranteed by
	Nortel Networks	Rating on preferred
	Limited/Nortel	shares issued by
	Networks	Nortel Networks
Rating agency	Corporation	Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002

Moody’s Investors Services, Inc.	B3	Caa3	November 1, 2002

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

For additional information about our preferred shares, see “Capital stock” in note 15 of the accompanying consolidated financial statements.

Debt to capitalization ratio

The total debt to total capitalization ratio of Nortel Networks was 31% at December 31, 2002, compared to 32% at December 31, 2001. The ratio reflects the increase in our deficit, partially offset by the $1,472 in common share equity received from Nortel Networks Corporation, in connection with the equity offerings on June 12, 2002.

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

Contractual obligations

The following table summarizes our contractual obligations over the periods noted below:

	Payments due						Total
Contractual cash obligations (a)	2003	2004	2005	2006	2007	Thereafter	Obligations

Long-term debt	$233	$21	$1	$1,467	$1	$459	$2,182

Outsourcing contracts	291	273	270	268	265	263	1,630

Operating leases	305	220	195	144	117	690	1,671

Unconditional purchase obligations	80	30	–	–	–	–	110

Total contractual obligations	$909	$544	$466	$1,879	$383	$1,412	$5,593

(a)	Contractual cash obligations do not include provisioned lease costs as they were included in our special charges.

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. However, for those agreements where we have been able to make an estimate, the maximum amount that we would be obliged to pay under these indemnifications and guarantees would be $212.

For more information on these contingent liabilities and commitments, you should refer to “Guarantees and commitments” in note 13 of the accompanying consolidated financial statements.

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

For a discussion of our accounting policies for derivative financial instruments, see “Significant accounting policies” in note 2(s) of the accompanying consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 12 of the accompanying consolidated financial statements.

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

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business will be denominated in currencies other than United States dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our exposures to major currencies. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Our significant currency flows for the year ended December 31, 2002 were in United States dollars, Canadian dollars, United Kingdom pounds and the Euro. The net impact of foreign exchange fluctuations resulted in a loss of $27 in 2002, a loss of $73 in 2001 and a gain of $8 in 2000. Given our exposure to international markets, we regularly monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

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

For additional information related our legal proceedings, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

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

For a discussion of Environmental matters, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

Forward-looking statements

Certain statements in this Annual Report on Form 10-K, contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward-looking statements. These statements are based on our expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the risk factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risk factors have been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002

We have restructured our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

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

A continued slowdown in capital spending by service providers and other customers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by our customers, coupled with existing economic and geopolitical uncertainties and the potential impact on customer demand, has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued reductions in capital spending by our customers. If the reduction in capital spending continues longer than we expect and we incur net losses as a result or if we are required to record additional charges related to our restructuring work plan, the valuation of deferred income tax assets or for other events, we may be unable to comply with the financial covenant under our current credit facilities. As well, we have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

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

The material weaknesses noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in note 3 of the accompanying consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A. Our failure to fully address these material weaknesses could have a material adverse effect on our business, results of operations and financial condition. Please see Item 14. Controls and Procedures below.

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

We may in the future be subject to additional class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our and/or NNC’s prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission, the New York Stock Exchange and the Toronto Stock Exchange, of our intent to restate previously reported results, and we are co-operating with inquiries from certain of such regulatory authorities. An independent review is being conducted by the Audit Committee to examine the facts and circumstances leading to the need to restate our financial statements for the relevant periods and to consider appropriate improvements to our processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to our Audit Committee for such purposes. There can be no assurance that the outcome of the independent review will not have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Consolidated Financial Statements and Supplementary Data

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to December 31, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Limited

We have audited the accompanying consolidated balance sheets of Nortel Networks Limited and its subsidiaries (“Nortel Networks”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of Nortel Networks management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in note 4 to the consolidated financial statements, effective January 1, 2002, Nortel Networks changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements of Nortel Networks as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, have been restated.

On February 10, 2003, (February 14, 2003 as to note 20, December 23, 2003 as to the effects of the restatements described in note 3) we reported separately to the Shareholders of Nortel Networks on consolidated financial statements for the same periods, audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada
February 10, 2003 (February 14, 2003 as to note 21, December 23, 2003 as to the effects of the restatements described in note 3)

NORTEL NETWORKS LIMITED

Consolidated Statements of Operations for the years ended December 31

(millions of U.S. dollars)	2002	2001	2000

	As restated *	As restated *	As restated *
Revenues	$10,554	$17,272	$27,836

Cost of revenues	6,990	14,089	15,046

Gross profit	3,564	3,183	12,790

Selling, general and administrative expense (excluding stock option compensation)	2,621	5,712	5,405

Research and development expense	2,205	3,208	3,629

In-process research and development expense	–	–	622

Amortization of intangibles

Acquired technology	19	574	789

Goodwill	–	2,080	2,491

Stock option compensation	–	–	99

Special charges

Goodwill impairment	264	2,239	133

Other special charges	1,435	3,089	132

Gain on sale of businesses	(39)	(126)	(173)

Operating loss	(2,941)	(13,593)	(337)

Equity in net loss of associated companies	(18)	(150)	(18)

Other income (expense) — net	(34)	(367)	897

Interest expense

Long-term debt	(130)	(173)	(86)

Other	(44)	(120)	(83)

(Loss) earnings from continuing operations before income taxes	(3,167)	(14,403)	373

Income tax benefit (provision)	422	2,973	(1,216)

Net loss from continuing operations	(2,745)	(11,430)	(843)

Net earnings (loss) from discontinued operations — net of tax	21	(2,524)	(414)

Net loss before cumulative effect of accounting change	(2,724)	(13,954)	(1,257)

Cumulative effect of accounting change — net of tax	–	15	–

Net loss	(2,724)	(13,939)	(1,257)

Dividends on preferred shares	22	27	31

Net loss applicable to common shares	$(2,746)	$(13,966)	$(1,288)

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets as at December 31

(millions of U.S. dollars)	2002	2001

	As restated *	As restated *

Current assets

Cash and cash equivalents	$3,743	$3,404

Restricted cash and cash equivalents	249	–

Accounts receivable (less provisions of $516 for 2002, $776 for 2001)	2,247	3,056

Inventories — net	986	1,834

Income taxes recoverable	58	790

Deferred income taxes — net	793	1,401

Other current assets	457	716

Current assets of discontinued operations	211	699

Total current assets	8,744	11,900

Investments at cost and associated companies at equity	248	261

Plant and equipment — net	1,464	2,450

Goodwill	2,021	2,283

Intangible assets — net	–	20

Deferred income taxes — net	2,653	1,985

Other assets	766	1,162

Total assets	$15,896	$20,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$30	$371

Trade and other accounts payable	899	1,603

Payroll and benefit-related liabilities	499	614

Contractual liabilities	1,213	1,600

Restructuring	537	755

Other accrued liabilities	2,894	4,019

Long-term debt due within one year	233	384

Total current liabilities	6,305	9,346

Long-term debt	1,949	2,293

Deferred income taxes — net	366	477

Other liabilities	2,321	1,600

Minority interest in subsidiary companies	129	118

	11,070	13,834

Guarantees, commitments and contingencies (notes 13 and 20)

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 30,000,000 for 2002 and 30,000,000 for 2001	536	536

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 1,460,978,638 for 2002 and 1,460,978,634 for 2001	1,211	2,111

Additional paid-in capital	22,004	18,805

Deficit	(17,607)	(14,336)

Accumulated other comprehensive loss	(1,318)	(889)

Total shareholders’ equity	4,826	6,227

Total liabilities and shareholders’ equity	$15,896	$20,061

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Shareholders’ Equity

(millions of U.S. dollars)	2002	2001	2000

	As restated *	As restated *	As restated *

Preferred shares

Balance at the beginning of the year	$536	$609	$609

Conversion of series 4 preferred shares	–	(73)	–

Balance at the end of the year	$536	$536	$609

Common shares

Balance at the beginning of the year	$2,111	$17,024	$11,745

Common shares issued — net	2,287	1,800	206

Common shares issued for acquisitions — net	–	26	4,922

Fair value and costs associated with assumed options and stock purchase plan	–	–	151

Conversion of series 4 preferred shares	–	61	–

Reduction of legal stated capital	(3,187)	(16,800)	–

Balance at the end of the year	$1,211	$2,111	$17,024

Additional paid-in capital

Balance at the beginning of the year	$18,805	$1,878	$794

Additions resulting from acquisitions	5	8	805

Fair value and costs associated with assumed options and stock purchase plan	–	–	(168)

Conversion of series 4 preferred shares	–	12	–

Reduction of legal stated capital	3,187	16,800	–

Tax benefit associated with stock options	13	105	447

Other	(6)	2	–

Balance at the end of the year	$22,004	$18,805	$1,878

Retained earnings (deficit)

Balance at the beginning of the year	$(14,336)	$(370)	$967

Adjustment as of January 1, 2000 due to restatement	–	–	4

Net loss	(2,724)	(13,939)	(1,257)

Dividends on preferred shares	(22)	(27)	(31)

Dividends on common shares	–	–	(53)

Stock option fair value increment	(525)	–	–

Balance at the end of the year	$(17,607)	$(14,336)	$(370)

Accumulated other comprehensive loss

Balance at the beginning of the year	$(889)	$(511)	$(434)

Adjustment as of January 1, 2000 due to restatement	–	–	29

Foreign currency translation adjustment	99	(243)	(128)

Unrealized gain (loss) on investments — net	19	(40)	22

Unrealized derivative (gain) losses on cash flow hedges — net	12	(7)	–

Minimum pension liability adjustment — net	(559)	(81)	–

Cumulative effect of accounting change	–	(7)	–

Other comprehensive loss	(429)	(378)	(106)

Balance at the end of the year	$(1,318)	$(889)	$(511)

Total shareholders’ equity	$4,826	$6,227	$18,630

Total comprehensive loss for the year

Net loss	$(2,724)	$(13,939)	$(1,257)

Other comprehensive loss	(429)	(378)	(106)

Total comprehensive loss for the year	$(3,153)	$(14,317)	$(1,363)

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows for the years ended December 31

(millions of U.S. dollars)	2002	2001	2000

	As restated *	As restated *	As restated *

Cash flows from (used in) operating activities

Net loss from continuing operations	$(2,745)	$(11,430)	$(843)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	561	3,379	4,047

In-process research and development expense	–	–	622

Non-cash portion of special charges and related asset write downs	784	3,165	137

Equity in net loss of associated companies	18	150	18

Stock option compensation	–	–	99

Deferred income taxes	(432)	(2,568)	522

Other liabilities	(9)	78	105

Gain on repurchases of outstanding debt securities	(60)	–	–

(Gain) loss on sale or write down of investments and businesses	7	229	(1,058)

Other — net	530	(158)	200

Change in operating assets and liabilities

Accounts receivable	892	5,826	(991)

Inventories	655	2,013	(1,580)

Income taxes	1,256	(953)	(180)

Accounts payable and accrued liabilities	(2,215)	115	930

Other operating assets and liabilities	(208)	559	(836)

Net cash from (used in) operating activities of continuing operations	(966)	405	1,192

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(335)	(1,267)	(1,838)

Proceeds on disposals of plant and equipment	406	208	33

Increase in restricted cash and cash equivalents	(231)	–	–

Increase in long-term receivables	(271)	(733)	(1,780)

Decrease in long-term receivables	302	472	1,300

Acquisitions of investments and businesses — net of cash acquired	(29)	(89)	(316)

Proceeds on sale of investments and businesses	61	604	1,633

Net cash used in investing activities of continuing operations	(97)	(805)	(968)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(22)	(27)	(84)

Increase (decrease) in notes payable — net	(333)	85	114

Proceeds from long-term debt	33	1,530	107

Repayments of long-term debt	(478)	(469)	(69)

Decrease in capital leases payable	(9)	(23)	(2)

Issuance of common shares	2,287	1,800	206

Stock option fair value increment	(525)	–	–

Net cash from financing activities of continuing operations	953	2,896	272

Effect of foreign exchange rate changes on cash and cash equivalents	74	(10)	(25)

Net cash from (used in) continuing operations	(36)	2,486	471

Net cash from (used in) discontinued operations	375	(649)	(1,057)

Net increase (decrease) in cash and cash equivalents	339	1,837	(586)

Cash and cash equivalents at beginning of year — net	3,404	1,567	2,153

Cash and cash equivalents at end of year — net	$3,743	$3,404	$1,567

* See note 3

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

As described in note 3, the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheets as at December 31, 2002 and 2001, including the applicable notes, have been restated.

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

As all of Nortel Networks Limited’s common shares are held by Nortel Networks Corporation and are not publicly traded, information concerning Nortel Networks Limited’s earnings (loss) per common share and weighted average number of common shares outstanding has not been presented in the accompanying consolidated financial statements. For information regarding Nortel Networks Corporation’s earnings (loss) per common share and weighted average number of common shares outstanding, see Nortel Networks Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 thereto.

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

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Commencing January 1, 2002, Nortel Networks tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit goodwill below its carrying amount (see note 4(a)).

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

Had Nortel Networks applied the fair value based method in prior years, regarding the participation of Nortel Networks eligible employees and directors in the stock option programs of Nortel Networks Corporation, Nortel Networks reported net loss applicable to common shares would have been increased to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net loss applicable to common shares — reported	$(2,746)	$(13,966)	$(1,288)

Stock option expense as reported (a)	–	–	99

Pro forma stock option expense (b)	(946)	(1,258)	(1,173)

Net loss applicable to common shares — pro forma	$(3,692)	$(15,224)	$(2,362)

(a)	Stock option expense as reported represents the amortization of deferred stock option compensation related primarily to unvested stock options held by employees of companies acquired in a purchase acquisition. The amount is tax effected and offset by a full valuation allowance.
(b)	Pro forma stock option expense is net of tax of $276, $365 and $316 for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of Nortel Networks stock options used to compute pro forma net earnings (loss) is the estimated fair value at grant date applicable to Nortel Networks, using the Black-Scholes option-pricing model with the following weighted average assumptions related to Nortel Networks Corporation, for each of the three years ended December 31:

Weighted -average assumptions	2002	2001	2000

Expected dividend	0.00%	0.00%	0.13%

Expected volatility	71.25%	70.36%	54.01%

Risk-free interest rate	4.43%	4.49%	4.94%

Expected option life in years	4	4	4

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

Comparative figures

Certain 2001 and 2000 figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation and certain 2001 and 2000 figures have been restated as set out in note 3.

3.	Restatements

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period Nortel Networks significantly reduced its facilities.

Subsequent to the issuance of its financial statements for the year ended December 31, 2002, Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), Nortel Networks has determined that approximately $924 and $507 of certain liabilities (primarily accruals and provisions) carried on its previously reported consolidated balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its consolidated financial statements for the periods noted above, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors related to its deferred income tax assets and foreign currency translation accounts. In addition, Nortel Networks made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $486, $171 and $32 as at December 31, 2002, 2001 and 2000, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000	Prior years (a)

Revenues

As previously reported	$10,546	$17,375	$27,853

Adjustments	8	(103)	(17)	$(1)

As restated	$10,554	$17,272	$27,836

Earnings (loss)

Loss from continuing operations

As previously reported	$(3,039)	$(11,555)	$(871)

Adjustments	294	125	28	$4

As restated	$(2,745)	$(11,430)	$(843)

Net loss from discontinued operations-net of tax

As previously reported	$–	$(2,538)	$(414)

Adjustments	21	14	–	$–

As restated	$21	$(2,524)	$(414)

Net loss applicable to common shares

As previously reported	$(3,061)	$(14,105)	$(1,316)

Adjustments	315	139	28	$4

As restated	$(2,746)	$(13,966)	$(1,288)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses resulting from the restatement adjustments for the years ended December 31:

Net decrease in net loss

	2002	2001	2000

Contract and customer-related accruals	$136	$209	$14

Special charges related to restructuring actions	138	117	2

Other accruals and provisions	115	64	47

Total accruals and provisions adjustments	389	390	63

Income tax adjustments	(25)	(100)	(16)

Revenue adjustments	8	(103)	(17)

Foreign currency translation adjustments related to Brazilian operations	(57)	(48)	(2)

Net decrease in net loss	$315	$139	$28

Descriptions of the categories of the restatement adjustments to Nortel Networks net loss for the years ended December 31, 2002, 2001 and 2000 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately $136, $209 and $14 for the years ended December 31, 2002, 2001 and 2000, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to December 31, 2002, Nortel Networks recorded, prior to the restatement adjustments, $4,890 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks has reduced special charges by $138, $117 and $2 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table provides details of the total adjustments related to these special charges for the years ended December 31:

	2002	2001	2000

Severance and fringe benefits calculations	$77	$99	$2

Plant and equipment and real estate related adjustments	51	9	–

Contract settlements	10	9	–

Total adjustments related to special charges(a)	$138	$117	$2

(a)	The majority of the total adjustments related to special charges impacted “Special charges-Other special charges” in the consolidated statements of operations. However, $21, $2 and nil of the above noted amounts for the years ended December 31, 2002, 2001 and 2000, respectively, impacted other lines in the consolidated statements of operations.

Adjustments were made relating to special charges for costs associated with severance and fringe benefits offered to terminated employees. These adjustments were due to calculation errors that resulted in excess charges being recorded at the time of initial recognition, or the failure to properly release or adjust accruals for subsequent changes in estimates and assumptions. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, computational errors related to foreign currency and the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Nortel Networks also had appropriately accrued certain costs associated with contract settlements with customers and suppliers related to exit activities. However, the timely reassessment of the estimates and assumptions used to establish these accruals was not carried out and accordingly the restatement adjustments reflected the release of such accruals in the appropriate periods.

Other accruals and provisions

Nortel Networks determined that accruals and provisions of approximately $115, $64 and $47 for the years ended December 31, 2002, 2001 and 2000, respectively, should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded. Nortel Networks also identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods. The following table details the amounts related to each of these adjustments for the years ended December 31:

	2002	2001	2000

Release (reverse previously released) provisions related to inter-company balances	$(24)	$15	$45

Reverse accruals related to finance system upgrades	10	10	15

Reverse accruals related to discretionary bonuses	15	10	–

Other adjustments to modify accruals	114	29	(13)

Total adjustments related to other accruals and provisions	$115	$64	$47

These restatement adjustments included the release of provisions previously established to bring into balance certain inter-company payables and receivables, the reversal of accruals for costs associated with programs to upgrade certain financial information systems and the reversal of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid. Other adjustments made in connection with the restatements related to the need to make modifications to accruals in a number of specific areas, including adjustments to accounts payable balances, warranty provisions, and other accruals and provisions.

Income tax adjustments

Nortel Networks has determined that certain tax liabilities, principally in Canada and the United States, were netted against deferred tax assets as at December 31, 2002. As a result, the valuation allowance recorded in those affected tax jurisdictions at December 31, 2002 should have included an additional amount. The correction to the valuation allowance resulted in a decrease in the income tax benefit for the year ended December 31, 2002.

The income tax benefit decreased $25 for the year ended December 31, 2002 primarily from the adjustment to the valuation allowance, as noted above, of $130 partially offset by the tax impacts of the restatement adjustments. The income tax benefit decreased $100 for the year ended December 31, 2001 which resulted primarily from the tax impact of the restatement adjustments. The income tax provision increased $16 for the year ended December 31, 2000 as a result of the tax impacts of the restatement adjustments.

Revenue adjustments

Nortel Networks recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. Also, in the Caribbean and Latin America region, Nortel Networks determined that there were revenue calculation errors. In the restatements, Nortel Networks deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact for these adjustments was a $8 increase, a $103 decrease and a $17 decrease to revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign currency translation adjustments

Nortel Networks had recorded net losses on the translation of foreign currency denominated balances of its Brazilian entities in the currency translation adjustment account included in accumulated other comprehensive loss on its balance sheet. These net losses totaled $57, $48 and $2 for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with the comprehensive review, Nortel Networks determined that the appropriate accounting treatment would have been to record the foreign exchange losses in its statement of operations in the appropriate periods.

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements.

Consolidated statement of operations for the year ended December 31, 2002 as restated

Net loss applicable to common shares for the year ended December 31, 2002 was reduced by $315 from $3,061 to $2,746. The major components of the reduction included:

•	a $163 improvement in gross profit primarily from adjustments to contracts and customer-related accruals partially offset by foreign exchange adjustments related to Nortel Networks Brazilian operations;
•	a $41 decrease in selling, general and administrative expense and a $23 decrease in research and development expense, both due to net decrease in other accruals and provisions;
•	a $117 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees;
•	a $32 increase in other expense (which resulted from $28 in losses from foreign exchange translation adjustments related to Nortel Networks Brazilian operations and a $22 increase for minority interest as a result of the restatement adjustments partially offset by $18 of other items); and
•	a $21 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated statement of operations for the year ended December 31, 2001 as restated

Net loss applicable to common shares for the year ended December 31, 2001 was reduced by $139 from $14,105 to $13,966. The major components of the reduction included:

•	a $49 improvement in gross profit which included a $103 reduction in revenues which resulted from revenue deferrals and a $152 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals in the amount of $207 partially offset by $48 of foreign exchange adjustments related to Nortel Networks Brazilian operations and a $40 reversal of previously recorded releases of accruals for inter-company out of balance amounts);
•	a $103 decrease in selling, general and administrative expense which resulted primarily from the release of $71 of accruals for inter-company out of balance amounts;
•	a $22 decrease in research and development expense which resulted primarily from the release of $15 of accruals for inter-company out of balance amounts;
•	a $115 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $42 increase in other expense which resulted primarily from the reversal of a previously recorded release of $31 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the year ended December 31, 2000 as restated

Net loss applicable to common shares for the year ended December 31, 2000 was reduced by $28 from $1,316 to $1,288. The major components of the reduction included:

•	a $34 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded release of accruals for inter-company out of balance amounts; and
•	a $62 increase in other income which resulted primarily from the release of accruals for inter-company out of balance amounts.

Consolidated balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at December 31, 2002 and 2001.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at December 31, 2002 and 2001. The principal reclassifications are set forth below.

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2001

•	a $55 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $152 increase in accounts receivable-net which included a $339 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $63 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $124 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $259 increase in net inventory with related reductions of $144 in other current assets and of $115 in other long-term assets; and
•	a $295 increase in other accrued liabilities including a $339 increase partially offset by a $63 decrease, both related to accounts receivable-net (as noted above).

Consolidated Statement of Operations for the year ended December 31

	2002

	As
	previously		As
	reported	Adjustments	restated

Revenues	$10,546	$8	$10,554

Cost of revenues	7,145	(155)	6,990

Gross profit	3,401	163	3,564

Selling, general and administrative expense (excluding stock option compensation)	2,662	(41)	2,621

Research and development expense	2,228	(23)	2,205

Amortization of intangibles

Acquired technology	20	(1)	19

Special charges

Goodwill impairment	264	–	264

Other special charges	1,552	(117)	1,435

Gain on sale of businesses	(22)	(17)	(39)

Operating loss	(3,303)	362	(2,941)

Equity in net loss of associated companies	(9)	(9)	(18)

Other income (expense) — net	(2)	(32)	(34)

Interest expense

Long-term debt	(131)	1	(130)

Other	(41)	(3)	(44)

(Loss) earnings from continuing operations before income taxes	(3,486)	319	(3,167)

Income tax benefit (provision)	447	(25)	422

Net loss from continuing operations	(3,039)	294	(2,745)

Net earnings (loss) from discontinued operations — net of tax	–	21	21

Net loss	(3,039)	315	(2,724)

Dividends on preferred shares	22	–	22

Net loss applicable to common shares	$(3,061)	$315	$(2,746)

Consolidated Statement of Operation for the year ended December 31

	2001
	As
	previously		As
	reported	Adjustments	restated

Revenues	$17,375	$(103)	$17,272

Cost of revenues	14,241	(152)	14,089

Gross profit	3,134	49	3,183

Selling, general and administrative expense (excluding stock option compensation)	5,815	(103)	5,712

Research and development expense	3,230	(22)	3,208

Amortization of intangibles

Acquired technology	574	–	574

Goodwill	2,082	(2)	2,080

Special charges

Goodwill impairment	2,239	–	2,239

Other special charges	3,204	(115)	3,089

Gain on sale of businesses	(125)	(1)	(126)

Operating loss	(13,885)	292	(13,593)

Equity in net loss of associated companies	(134)	(16)	(150)

Other income (expense) — net	(325)	(42)	(367)

Interest expense

Long-term debt	(165)	(8)	(173)

Other	(119)	(1)	(120)

(Loss) earnings from continuing operations before income taxes	(14,628)	225	(14,403)

Income tax benefit (provision)	3,073	(100)	2,973

Net loss from continuing operations	(11,555)	125	(11,430)

Net earnings (loss) from discontinued operations — net of tax	(2,538)	14	(2,524)

Net loss before cumulative effect of accounting change	(14,093)	139	(13,954)

Cumulative effect of accounting change — net of tax	15	–	15

Net loss	(14,078)	139	(13,939)

Dividends on preferred shares	27	–	27

Net loss applicable to common shares	$(14,105)	$139	$(13,966)

Consolidated Statement of Operations for the year ended December 31

	2000
	As
	previously		As
	reported	Adjustments	restated

Revenues	$27,853	$(17)	$27,836

Cost of revenues	15,069	(23)	15,046

Gross profit	12,784	6	12,790

Selling, general and administrative expense (excluding stock option compensation)	5,371	34	5,405

Research and development expense	3,626	3	3,629

In-process research and development expense	623	(1)	622

Amortization of intangibles

Acquired technology	789	–	789

Goodwill	2,492	(1)	2,491

Stock option compensation	99	–	99

Special charges

Goodwill impairment	133	–	133

Other special charges	134	(2)	132

Gain on sale of businesses	(174)	1	(173)

Operating loss	(309)	(28)	(337)

Equity in net loss of associated companies	(29)	11	(18)

Other income (expense) — net	835	62	897

Interest expense

Long-term debt	(86)	–	(86)

Other	(82)	(1)	(83)

(Loss) earnings from continuing operations before income taxes	329	44	373

Income tax benefit (provision)	(1,200)	(16)	(1,216)

Net loss from continuing operations	(871)	28	(843)

Net earnings (loss) from discontinued operations — net of tax	(414)	–	(414)

Net loss	(1,285)	28	(1,257)

Dividends on preferred shares	31	–	31

Net loss applicable to common shares	$(1,316)	$28	$(1,288)

Consolidated Balance Sheet

	December 31, 2002
	As
	previously			As
	reported	Adjustments	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,813	$–	$(70)	$3,743

Restricted cash and cash equivalents	249	–	–	249

Accounts receivable — net	1,993	(11)	265	2,247

Inventories — net	889	7	90	986

Income taxes recoverable	58	–	–	58

Deferred income taxes — net	793	–	–	793

Other current assets	494	15	(52)	457

Current assets of discontinued operations	212	(1)	–	211

Total current assets	8,501	10	233	8,744

Investments at cost and associated companies at equity	246	2	–	248

Plant and equipment — net	1,441	23	–	1,464

Goodwill	2,021	–	–	2,021

Deferred income taxes — net	2,797	(144)	–	2,653

Other assets	747	9	10	766

Total assets	$15,753	$(100)	$243	$15,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$100	$–	$(70)	$30

Trade and other accounts payable	931	(32)	–	899

Payroll and benefit-related liabilities	513	(14)	–	499

Contractual liabilities	1,546	(333)	–	1,213

Restructuring	761	(224)	–	537

Other accrued liabilities	2,803	(215)	306	2,894

Long-term debt due within one year	233	–	–	233

Total current liabilities	6,887	(818)	236	6,305

Long-term debt	1,919	(1)	31	1,949

Deferred income taxes — net	366	–	–	366

Other liabilities	2,351	(6)	(24)	2,321

Minority interests in subsidiary companies	78	51	–	129

	11,601	(774)	243	11,070

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited;

issued and outstanding shares: 30,000,000 at December 31, 2002	536	–	–	536

Common shares, without par value

issued and outstanding shares: 1,460,978,638 at December 31, 2002	1,211	–	–	1,211

Additional paid-in capital	21,991	13	–	22,004

Deficit	(18,093)	486	–	(17,607)

Accumulated other comprehensive loss	(1,493)	175	–	(1,318)

Total shareholders’ equity	4,152	674	–	4,826

Total liabilities and shareholders’ equity	$15,753	$(100)	$243	$15,896

Consolidated Balance Sheet

	December 31, 2001
	As
	previously			As
	reported	Adjustments	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,457	$2	$(55)	$3,404

Restricted cash and cash equivalents	–	–	–	–

Accounts receivable — net	2,923	(19)	152	3,056

Inventories — net	1,563	12	259	1,834

Income taxes recoverable	790	6	(6)	790

Deferred income taxes — net	1,401	–	–	1,401

Other current assets	847	13	(144)	716

Current assets of discontinued operations	698	1	–	699

Total current assets	11,679	15	206	11,900

Investments at cost and associated companies at equity	263	(2)	–	261

Plant and equipment — net	2,459	(9)	–	2,450

Goodwill	2,283	–	–	2,283

Intangible assets — net	20	–	–	20

Deferred income taxes — net	2,106	(121)	–	1,985

Other assets	1,183	(30)	9	1,162

Total assets	$19,993	$(147)	$215	$20,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$426	$–	$(55)	$371

Trade and other accounts payable	1,638	(10)	(25)	1,603

Payroll and benefit-related liabilities	613	1	–	614

Contractual liabilities	1,841	(241)	–	1,600

Restructuring	871	(116)	–	755

Other accrued liabilities	3,772	(48)	295	4,019

Long-term debt due within one year	384	–	–	384

Total current liabilities	9,545	(414)	215	9,346

Long-term debt	2,293	–	–	2,293

Deferred income taxes — net	477	–	–	477

Other liabilities	1,605	(5)	–	1,600

Minority interests in subsidiary companies	100	18	–	118

	14,020	(401)	215	13,834

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited;

issued and outstanding shares: 30,000,000 at December 31, 2001	536	–	–	536

Common shares, without par value

issued and outstanding shares: 1,460,978,634 at December 31, 2001	2,111	–	–	2,111

Additional paid-in capital	18,797	8	–	18,805

Deficit	(14,507)	171	–	(14,336)

Accumulated other comprehensive loss	(964)	75	–	(889)

Total shareholders’ equity	5,973	254	–	6,227

Total liabilities and shareholders’ equity	$19,993	$(147)	$215	$20,061

4.	Accounting changes

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

As a result of the continued decline in both Nortel Networks overall market value generally and within the Optical Networks segment specifically, Nortel Networks as part of its review of financial results during the three months ended September 30, 2002, evaluated the goodwill associated with the businesses within the Optical Networks segment for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within the Optical Networks segment could no longer support the carrying value of the goodwill associated with them. As a result, Nortel Networks recorded a goodwill impairment charge of $264. See note 7 for further information regarding this goodwill impairment charge.

The following table presents the impact on net loss from both continuing and discontinued operations of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2000, for each of the years ended December 31:

	2002	2001	2000

Reported results:

Net loss from continuing operations	$(2,745)	$(11,430)	$(843)

Net earnings (loss) from discontinued operations — net of tax	21	(2,524)	(414)

Cumulative effect of accounting change — net of tax of $9	–	15	–

Net loss — reported	$(2,724)	$(13,939)	$(1,257)

Adjustments:

Amortization of goodwill from continuing operations

— net of tax (a)	$–	$2,089	$2,506

Amortization of goodwill from discontinued operations	–	121	195

Total net adjustments	$–	$2,210	$2,701

Adjusted results:

Net earnings (loss) from continuing operations	$(2,745)	$(9,341)	$1,663

Net earnings (loss) from discontinued operations — net of tax	21	(2,403)	(219)

Cumulative effect of accounting change — net of tax of $9	–	15	–

Net earnings (loss) — adjusted	$(2,724)	$(11,729)	$1,444

(a)	Includes goodwill amortization of equity accounted investments of nil, $9 (net of tax of $5) and $15 (net of tax of $7) for the years ended December 31, 2002, 2001 and 2000, respectively.

(b)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

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

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. During the year ended December 31, 2002, Nortel Networks recorded write downs for plant and equipment of $170 related to long-lived assets held and used, $122 related to long-lived assets held for sale. See note 7 for further information regarding these write downs.

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

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as at December 31, for the consolidated balance sheet details, and for each of the years ended December 31, for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Research and development expense:

	2002	2001	2000

R&D expense	$2,205	$3,208	$3,629

R&D costs incurred on behalf of others (a)	49	68	64

Total	$2,254	$3,276	$3,693

(a)	These costs include R&D charged to customers of Nortel Networks pursuant to contracts that provide for full recovery of the estimated cost of development, material, engineering, installation and all other attracted costs, which are accounted for as contract costs.

Other income (expense) — net:

	2002	2001	2000

Interest income	$87	$119	$130

Minority interest	1	5	(54)

Gain (loss) on sale or write down of investments	(29)	(354)	884

Other — net	(93)	(137)	(63)

Other income (expense) — net	$(34)	$(367)	$897

Currency exchange gains:

	2002	2001	2000

Currency exchange gains (losses)(a)	$(27)	$(73)	$8

(a)	Currency exchange gains (losses) included in net loss.

Consolidated balance sheets

Inventories — net:

	2002	2001

Raw materials	$343	$745

Work in process	308	577

Finished goods	335	512

Inventories — net (a)	$986	$1,834

(a)	Net of inventory provisions of $1,070 and $819 as at December 31, 2002 and 2001, respectively. Included in other accrued liabilities are accruals of $167 and $563 at December 31, 2002 and 2001, respectively for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	2002	2001

Cost:

Land	$53	$122

Buildings	1,161	1,744

Machinery and equipment	3,389	4,379

	4,603	6,245

Less accumulated depreciation:

Buildings	(481)	(791)

Machinery and equipment	(2,658)	(3,004)

	(3,139)	(3,795)

Plant and equipment — net	$1,464	$2,450

Goodwill:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as at January 1, 2002	$21	$1,523	$481	$258	$–	$2,283

Change:

Disposal	–	–	–	–	–	–

Impairment (a)	–	–	–	(264)	–	(264)

Foreign exchange	–	(3)	(1)	6	–	2

Balance — net as at December 31, 2002	$21	$1,520	$480	$–	$–	$2,021

(a)	See note 7 for further information regarding this goodwill impairment charge.

Intangible assets — net:

	2002	2001

Acquired Technology	$–	$66

Less: accumulated amortization	–	(46)

	–	20

Other accrued liabilities:

	2002	2001

Outsourcing and selling, general and administrative related	$616	$670

Customer deposits	58	51

Product related	343	756

Warranty	253	269

Deferred income	586	642

Miscellaneous taxes	126	88

Income taxes payable	98	143

Current liabilities of discontinued operations	44	385

Interest expense	52	57

Advance billings in excess of revenues (a)	365	419

Other	353	539

Other accrued liabilities	$2,894	$4,019

(a)	Amounts represented billings in excess of revenues recognized to date on long-term contracts

Consolidated statements of cash flows

Cash and cash equivalents at end of year — net:

	2002	2001	2000

Cash on hand and balances with banks	$903	$1,251	$1,141

Short-term investments	2,840	2,153	426

Cash and cash equivalents at end of year-net	$3,743	$3,404	$1,567

Acquisitions of investments and businesses — net of cash acquired:

	2002	2001	2000

Cash acquired	$–	$–	$(166)

Total net assets acquired other than cash	(29)	(89)	(5,453)

Total purchase price	(29)	(89)	(5,619)

Less:

Cash acquired	–	–	166

Non-cash consideration paid other than common share options and contingent consideration	–	–	4,307

Common share consideration paid	–	–	791

Cash consideration contingent upon the achievement of certain operational milestones	–	–	39

Acquisitions of investments and businesses — net of cash acquired	$(29)	$(89)	$(316)

Interest and income taxes paid (recovered):

	2002	2001	2000

Interest paid	$201	$252	$158

Income taxes paid (received)	$(1,218)	$18	$736

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	$562	$789	$1,632

Proceeds from collections reinvested in revolving period securitizations	$276	$688	$1,043

6.	Segmented information

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

As described in note 18, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate segment within Other. The data included below excludes amounts related to the access solutions operations.

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

The following tables set forth information by segment for each of the years ended December 31:

	2002	2001	2000

Revenues

Wireless Networks	$4,216	$5,610	$5,423

Enterprise Networks	2,569	3,237	3,889

Wireline Networks	2,264	4,450	7,774

Optical Networks	1,464	3,307	9,732

Other	41	668	1,018

Total	$10,554	$17,272	$27,836

Contribution Margin

Wireless Networks	1,186	491	1,018

Enterprise Networks	448	357	877

Wireline Networks	506	529	3,003

Optical Networks	(788)	(2,955)	3,205

Other	(409)	(951)	(718)

Total	$943	$(2,529)	$7,385

Research and development expense	(2,205)	(3,208)	(3,629)

In-process research and development expense	–	–	(622)

Amortization of acquired technology	(19)	(574)	(789)

Amortization of goodwill	–	(2,080)	(2,491)

Stock option compensation	–	–	(99)

Special charges	(1,699)	(5,328)	(265)

Gain on sale of businesses	39	126	173

Equity in net loss of associated companies	(18)	(150)	(18)

Other income (expense) — net	(34)	(367)	897

Interest expense	(174)	(293)	(169)

Earnings from continuing operations before income taxes	$(3,167)	$(14,403)	$373

Product revenues

The following table sets forth external revenues by product for each of the years ended December 31:

	2002	2001	2000

Wireless solutions	$4,216	$5,610	$5,423

Circuit and packet voice solutions	3,115	5,333	8,751

Optical solutions	1,639	3,666	10,039

Data networking and security solutions	1,543	1,995	2,605

Other	41	668	1,018

Total	$10,554	$17,272	$27,836

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for each of the years ended December 31:

	2002	2001	2000

External revenues

United States	$5,376	$8,503	$16,782

EMEA (a)	2,561	4,322	5,834

Canada	656	934	1,505

Other regions	1,961	3,513	3,715

Total	$10,554	$17,272	$27,836

(a)	The Europe, Middle East and Africa region (“EMEA”).

Long- lived assets

The following table sets forth long-lived assets, representing plant and equipment — net, goodwill, and intangible assets — net, by geographic region as at December 31:

	2002	2001

Long-lived assets

United States	$2,298	$2,793

EMEA	409	769

Canada	644	942

Other regions	134	249

Total	$3,485	$4,753

7.	Special charges

During 2002, in light of the continued downturn in both the telecommunications industry and the economic environment, and capital market trends impacting Nortel Networks operations and expected future growth rates, Nortel Networks continued to implement its work plan to streamline its operations and activities around its core markets and leadership strategies.

Special charges recorded from January 1, 2000 to December 31, 2002 were as follows:

		Contract		Intangible
	settlement		Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

Provision balance as at January 1, 2000	$–	$–	$–	$–	$–	$–

Goodwill impairment	–	–	–	–	133	133

Other special charges	128	–	–	4	–	132

Cash drawdowns	(83)	–	–	–	–	(83)

Non-cash drawdowns	–	–	–	(4)	(133)	(137)

Provision balance as at December 31, 2000	$45	$–	$–	$–	$–	$45

Goodwill impairment	$–	$–	$–	$–	$2,239	$2,239

Other special charges	1,236	876	940	37	-	3,089

Cash drawdowns	(1,001)	(112)	–	(8)	-	(1,121)

Non-cash drawdowns	14	–	(940)	–	(2,239)	(3,165)

Provision balance as at December 31, 2001 (a)	$294	$764	$–	$29	$-	$1,087

Goodwill impairment	$–	$–	$–	$–	$264	$264

Other special charges	823	192	332	88	-	1,435

Cash drawdowns	(787)	(324)	–	(20)	-	(1,131)

Non-cash drawdowns	(100)	–	(332)	(88)	(264)	(784)

Provision balance as at December 31, 2002 (a)	$230	$632	$–	$9	$–	$871

(a)	At December 31, 2002 and 2001, the short-term provision balance was $537 and $755, respectively, and the long-term provision balance was $334 and $332, respectively (included in other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)

	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:

During 2000	200	3,800	4,000

During 2001	13,800	21,700	35,500

During 2002	3,300	8,800	12,100

RFT employee notifications as at December 31, 2002	17,300	34,300	51,600

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks recorded total special charges of $1,699.

Workforce reduction charges of $823 were related to severance and benefit costs associated with approximately 12,100 employees notified of termination during 2002 which extended across all segments. Workforce reduction charges include $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $787 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision. The remaining provision is expected to be substantially drawn down by the end of 2003.

Contract settlement and lease costs of $192 include $54 of negotiated settlements to cancel or renegotiate contracts and $138 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all of Nortel Networks segments. Lease costs represent Nortel Networks future contractual obligations under its operating leases for those leases that Nortel Networks cannot terminate. During 2002, Nortel Networks modified the original disposition plan for certain properties and is pursuing lease terminations instead of subleasing due to current market conditions. As at December 31, 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of $324, resulting in an ending provision balance of $632. The remaining provision, net of approximately $420 in expected sublease revenue, is expected to be substantially drawn down by the end of 2006.

Plant and equipment write downs of $332 were net of $28 of additional proceeds from disposals in excess of amounts previously expected. Plant and equipment charges include write downs of $19 for owned facilities across all segments, a $26 reversal for certain leasehold improvements and information technology equipment associated with the exit of leased and owned facilities, and $339 for certain plant and manufacturing, and R&D related equipment. The carrying values of the above noted owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

Plant and manufacturing related equipment write downs of $339 include $25 for equipment within global operations, a function that supports all segments, $266 for specialized plant infrastructure and equipment within Optical Networks and $48 for specialized equipment including R&D equipment within all segments. Within global operations, it was determined that there was excess equipment at a number of system houses that would no longer be required as a result of the industry and economic environment. As a result, the identified equipment was written down to its net realizable value. Within Optical Networks, Nortel Networks performed assessments of certain plant and equipment due to the current market conditions and the delay in the anticipated recovery of that segment and concluded that the assets carrying value was not fully recoverable from estimated future cash flows. As a result, Nortel Networks recorded $266 to write down the value of this equipment to its net realizable value. Included in the $266 write down was $34 related to equipment held for sale, which were part of the Bookham Technology plc (“Bookham”) transaction (see note 10). Within other business segments, $48 of excess equipment was identified that would no longer be required as a result of the industry and economic environment and the identified equipment was written down to its net realizable value.

Other special charges of $88 relates to inventory write downs, reflecting the net realizable value of these assets on dispositions, associated with assets held for sale under SFAS 144 within Optical Networks (see note 10).

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

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks recorded total special charges of $5,328.

Workforce reduction charges of $1,236 were related to the cost of severance and benefits associated with approximately 35,500 employees notified of termination. The workforce reduction was primarily in the United States, Canada and EMEA and extended across all segments. As at December 31, 2001, the workforce reduction provision balance was drawn down by cash payments of $1,001, offset by $14 of non-cash pension settlement and curtailment costs attributable to the notified employee group charged against the provision.

Contract settlement and lease costs of $876 included $119 of negotiated settlements to cancel or renegotiate contracts and $757 of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space), and leased manufacturing equipment no longer required, across all segments. Lease costs represent Nortel Networks future contractual obligations under its applicable operating leases on leases that Nortel Networks cannot terminate. As at December 31, 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of $112, resulting in a provision balance of $764, net of approximately $506 in expected sublease revenues.

Plant and equipment write downs of $940 include write downs of $186 for owned facilities, $441 for leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities and $313 for certain plant and manufacturing related equipment. Owned facility write downs of $186 include $95 for specific owned facilities across all segments primarily within the United States, Canada and EMEA and $91 for a specialized manufacturing facility in the United States within Optical Networks. The carrying values of the above owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities.

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

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks recorded total special charges of $265.

Workforce reduction charges of $128 consisted of $98 related to approximately 2,000 employees connected with Nortel Networks initiative to strategically realign resources into high growth areas of the business in response to shifts in customers’ needs from older to newer technologies across Nortel Networks product portfolio. The remaining workforce reduction costs of $30 related to approximately 2,000 employees connected with the outsourcing of certain information services functions as part of the outsourcing of certain corporate service functions which began in the third quarter of 1999. The provision balance of $45 at December 31, 2000 was fully drawn down in 2001.

The intangible asset impairment charge of $133 represented a reduction of the goodwill related to certain operations in EMEA and resulted from a change in business mandate for those operations from a product focus to a focus on distribution channels.

8.	Income taxes

At December 31, 2002, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,080, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities, and non-current assets and liabilities, plus the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

During the year ended December 31, 2002, Nortel Networks recorded a net income tax benefit of $422 on a pre-tax loss of $3,167. Gross income tax valuation allowances during the year ended December 31, 2002, were $964 including certain additional income tax valuation allowances of $430. Nortel Networks assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including Nortel Networks eight consecutive quarters of tax losses, and concluded that it was more likely than not, that certain additional tax valuation allowances of $430 were required. If market conditions change or future results of operations differ from those expected, future evaluations may result in adjustments to the valuation allowance.

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

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operations for each of the years ended December 31:

	2002	2001	2000

Income taxes at Canadian rates (2002 — 39.4%, 2001 — 40.8%, 2000 — 42.3%)	$1,248	$5,876	$(158)

Increase (reduction) of Canadian taxes applicable to manufacturing profits	(55)	(64)	36

Difference between Canadian rate and rates applicable to subsidiaries in the United States and other jurisdictions	(38)	(750)	115

Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	2	(31)	(30)

Non-deductible amortization of acquired intangibles and IPR&D expense	(90)	(1,749)	(1,313)

Foreign operation tax credit	–	979	–

Valuation allowances on tax benefits	(964)	(1,331)	–

Utilization of losses	65	22	64

Other	254	21	70

Income tax benefit (provision)	$422	$2,973	$(1,216)

Details of Nortel Networks income taxes:

Earnings (loss) from continuing operations before income taxes:

Canadian, excluding gain (loss) on sale of businesses	$(1,121)	$(3,293)	$863

United States and other, excluding gain (loss) on sale of businesses	(2,085)	(11,236)	(663)

Gain on sale of businesses	39	126	173

	$(3,167)	$(14,403)	$373

Income tax benefit (provision):

Canadian, excluding (gain) loss on sale of businesses	$54	$454	$(229)

United States and other, excluding (gain) loss on sale of businesses	375	2,601	(884)

(Gain) loss on sale of businesses	(7)	(82)	(103)

	$422	$2,973	$(1,216)

Income tax benefit (provision):

Current	$29	$1,236	$(1,420)

Deferred	393	1,737	204

Income tax benefit (provision)	$422	$2,973	$(1,216)

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Assets:

Tax benefit of loss carryforwards and tax credits	$4,407	$2,958

Provision and reserves	1,550	1,677

Post-retirement benefits other than pensions	104	381

Plant and equipment	72	25

Pension plan liabilities	285	49

Deferred compensation	32	35

Unrealized losses on investments	3	107

Other	2	13

	6,455	5,245

Valuation allowance	(2,631)	(1,573)

	3,824	3,672

Liabilities:

Acquired technology	$–	$8

Provision and reserves	681	560

Plant and equipment	6	166

Other	57	29

	744	763

Net deferred income tax assets	$3,080	$2,909

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

At December 31, 2002, Nortel Networks had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	operating	Capital	Tax
	losses	Losses (a)	credits (b)	Total

2003 — 2006	$571	$–	$279	$850

2007 — 2009	1,564	–	260	1,824

2010 — 2011	7	–	398	405

2017 — 2021	2,361	–	262	2,623

Indefinitely	1,013	3,960	12	4,985

	$5,516	$3,960	$1,211	$10,687

(a)	The capital losses may only be used to offset future capital gains realized in the United Kingdom. Nortel Networks has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $116, $153 and $151 have been applied against the income tax provision in 2002, 2001 and 2000, respectively. Unused tax credits can be utilized primarily to offset future Canadian income taxes payable.

9.	Employee benefit plans

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

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the accompanying consolidated balance sheets as at December 31:

	Defined benefit plans		Post-retirement benefits
	2002	2001	2002	2001

Change in benefit obligation:

Benefit obligation — beginning	$6,020	$5,888	$529	$479

Service cost	155	197	10	13

Interest cost	400	405	37	36

Plan participants’ contributions	11	17	2	2

Actuarial loss (gain)	(23)	346	20	28

Acquisition/divestiture/settlements	(386)	(186)	(3)	15

Benefits paid	(315)	(427)	(31)	(23)

Foreign exchange loss (gain)	283	(220)	4	(21)

Benefit obligation — ending	$6,145	$6,020	$568	$529

Change in plan assets:

Fair value of plan assets — beginning	$4,980	$6,357	$41	$46

Actual return on plan assets	(265)	(811)	–	1

Employer contributions	149	114	28	20

Plan participants’ contributions	11	17	2	2

Acquisition/divestiture/settlements	(423)	(60)	–	–

Benefits paid	(315)	(427)	(31)	(23)

Change in valuation	–	(64)	–	–

Foreign exchange gain (loss)	221	(146)	1	(5)

Fair value of plan assets — ending	$4,358	$4,980	$41	$41

Unfunded status of the plans	$(1,787)	$(1,040)	$(527)	$(488)

Unrecognized net plan benefits existing at January 1, 1987	(7)	(10)	(31)	–

Unrecognized prior service cost (credit)	19	24	–	(40)

Unrecognized net actuarial losses (gains)	1,400	796	13	(8)

Employer contributions after the measurement date	113	24	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

Amount recognized in the accompanying consolidated balance sheets:

Other liabilities	$(1,123)	$(354)	$(545)	$(536)

Other assets — intangible assets	41	14	–	–

Other assets — pension assets	–	25	–	–

Foreign currency translation adjustment	19	–	–	–

Accumulated other comprehensive loss	801	109	–	–

Net amount recognized	$(262)	$(206)	$(545)	$(536)

The following details selected information for defined benefit plans with accumulated benefit obligations in excess of the fair value of plan assets:

	2002	2001

Benefit obligation	$6,145	$4,795

Accumulated benefit obligation	$5,523	$4,268

Fair value of plan assets	$4,358	$3,851

The following details the net pension expense and the underlying assumptions for the defined benefit plans for each of the years ended December 31:

	2002	2001	2000

Pension expense:

Service cost	$155	$197	$182

Interest cost	400	405	394

Estimated return on plan assets	(418)	(461)	(450)

Amortization of prior service cost	8	8	10

Amortization of net losses (gains)	19	(25)	2

Settlement losses (gains)	93	1	(7)

Curtailment losses (gains)	40	16	(35)

Net pension expense	$297	$141	$96

Allocation of net pension expense:

Continuing operations	$297	$139	$93

Discontinued operations	–	2	3

Net pension expense	$297	$141	$96

Weighted average assumptions at end of year:

Discount rate	6.3%	6.7%	7.0%

Expected rate of return on plan assets	7.8%	7.8%	8.1%

Rate of compensation increase	3.7%	4.6%	4.8%

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

10.	Divestitures, closures and acquisitions

Divestitures

On November 8, 2002, Nortel Networks sold certain plant and equipment, inventory, patents, and other intellectual property and trademarks, relating to its optical components business to Bookham. Included in the sale was the transfer of Nortel Networks transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel Networks also transferred approximately 1,100 employees to Bookham in the transaction. Nortel Networks received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $1. The transaction included a minimum purchase commitment with Bookham requiring Nortel Networks to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004. Should there be a shortfall, Nortel Networks would make a cash payment for a portion of the balance (see note 13).

During the three months ended September 30, 2002, Nortel Networks classified the assets sold to Bookham as available for sale and assigned an estimated fair value of $46 to them resulting in a charge of $122 (see note 7). A subsequent increase in Bookham’s common share price prior to the November 8, 2002 close date, resulted in an increase in value assigned to the consideration received. As a result, Nortel Networks recorded a gain from sale of business of $18 during the year ended December 31, 2002 resulting from the transaction.

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

Closures

As part of its work plan to streamline its business, Nortel Networks closed the operations of Photonic and Dimension in 2001 (see note 7).

As described in note 7, the amount of goodwill and acquired technology associated with a number of Nortel Networks prior acquisitions was written down by $264 during the year ended December 31, 2002 and $2,239 during the year ended December 31, 2001.

Acquisitions

The following tables set out certain information for acquisitions completed by Nortel Networks in the years ended December 31, 2000, excluding those entities acquired which were subsequently included as discontinued operations (see note 18). All of these acquisitions were accounted for using the purchase method. The accompanying consolidated financial statements include the operating results of each of these businesses from the respective dates of acquisition.

Purchase price allocation

						Net tangible
Closing		Purchase		Acquired		assets
date	Acquisition	price (e)	Goodwill (f)	technology (f)	IPR&D	(liabilities)

2000
May 12	Photonic (a)	32	29	–	–	3
March 16	Clarify (b)	2,114	1,812	210	64	28
January 28	Qtera (c)	3,004	2,412	–	559	33
January 24	Dimension (d)	65	58	–	–	7

(a)	Photonic was a developer of optical component technology for manipulation and control of the polarization of light.
(b)	Clarify was a provider of eBusiness front office solutions.
(c)	Qtera was a producer of ultra-long reach optical networking systems.
(d)	Dimension was an engineering and business strategy consulting firm.
(e)	Includes contingent consideration earned after the closing date.
(f)	Nortel Networks amortizes acquired technology over two or three years. Prior to adopting SFAS 142, goodwill for the above acquisitions was amortized over three or four years.

Form of consideration included in purchase price allocation

				Black-Scholes
		Assumed		fair value of
	Common	stock	Assumed	assumed stock
	shares	options	warrants	options and
Acquisition	(millions)	(millions)	(millions)	warrants	Cash

2000

Photonic	–	–	–	$–	$32

Clarify	31.7	8.8	–	$363	$–

Qtera	28.2	3.7	0.9	$427	$–

Dimension	–	–	–	$–	$37

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

Nortel Networks France

Effective January 1, 2000, Nortel Networks increased its ownership interest in Nortel Networks France S.A.S. (formerly known as Matra Nortel Communications S.A.S.), from 50 percent to 55 percent.

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

	Contingent consideration

				Earned to
Acquisition	Earned 2002	Earned 2001	Earned 2000	date	Maximum

Photonic (a)	–	–	–	–	5
Qtera (a)	–	–	300	300	500
Dimension (b)	–	13	15	28	34

(a)	2001 contingent consideration was not earned and remaining contingent consideration will not be paid.
(b)	Remaining contingent consideration is not payable due to the closure of the Dimension business.

11.	Long-term debt and credit facilities

Long-term debt

At December 31, long-term debt consisted of:

	2002	2001

6.875% Notes due and paid October 1, 2002	$–	$300

6.00% Notes due September 1, 2003	164	200

6.125% Notes due February 15, 2006	1,314	1,500

7.40% Notes due June 15, 2006 (a)	150	150

6.875% Notes due September 1, 2023	200	200

7.875% Notes due June 15, 2026 (a)	150	150

Other long-term debt with various repayment terms and a weighted average interest rate of 4.60%	95	138

Fair value adjustment attributable to hedged debt obligations	80	19

Obligations under capital leases	29	20

	$2,182	$2,677

Less: Long-term debt due within one year	233	384

Long-term debt	$1,949	$2,293

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of Nortel Networks, and are fully and unconditionally guaranteed by Nortel Networks.

At December 31, 2002, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2003	$233

2004	21

2005	1

2006	1,467

2007	1

Thereafter	459

Total long-term debt payable	$2,182

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

On April 12, 2000, NNL and NNI entered into five-year syndicated credit facilities, which permit borrowings in an aggregate amount of up to $750. The credit facilities contain a financial covenant that requires the maintenance of a consolidated tangible net worth of not less than $1,888 at the consolidated NNL level. These credit facilities also benefit from a security package over substantially all of NNL’s assets and those of most of its United States and Canadian subsidiaries and either a pledge of shares or a guarantee by certain of NNL’s other subsidiaries. The security was effective on April 4, 2002 upon the downgrading of NNL’s senior long-term debt ratings to below investment grade, defined as either Baa3 or BBB-, as determined by Moody’s Investors Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Service (“S&P”), respectively. In addition, Nortel Networks consolidated public debt securities, as well as Nortel Networks guarantee of Nortel Networks Corporation’s 4.25 percent convertible senior notes due on September 1, 2008, are also secured equally and ratably with the obligations under Nortel Networks and NNI’s $750 April 2000 five year syndicated credit facilities (see note 22).

12.	Financial instruments and hedging activities

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

The following table provides a summary of the notional amounts of option and forward contracts as at December 31:

Currency	2002 (a)	2001

Canadian dollar	$972	$1,873

British pound	8	79

Euro	555	124

Other	75	64

	$1,610	$2,140

(a)	Expected maturity dates for all notional amounts of option and forward contracts as at December 31, 2002 is fiscal 2003.

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

The following table provides a summary of interest rate swap contracts and cross currency coupon swap contracts and their aggregated weighted-average rates as at December 31:

	2002	2001

Interest rate swap contracts:

Received-fixed swaps — notional amount	$975	$375

Average fixed rate received	6.3%	6.6%

Average floating rate paid	3.2%	2.5%

Cross currency coupon swap contracts:

Received-fixed swaps — notional amount	$–	$220

Average fixed rate received	–	4.9%

Average floating rate paid	–	3.2%

Received-cross currency swaps — notional amount	$224	$–

Average float rate received (Canadian $)	2.9%	–

Average float rate paid (United States $)	1.5%	–

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

The following table provides the carrying amounts and fair values for all financial assets and liabilities for which fair value differed from carrying amount, and fair values recorded for derivative financial instruments in accordance with SFAS 133, as at December 31:

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial liabilities:

Long-term debt due within one year	$233	$225	$384	$388

Long-term debt	$1,949	$1,195	$2,293	$2,032

Derivative financial instruments net asset (liability) position:

Interest rate swap contracts	$80	$80	$20	$20

Forward and option contracts	$4	$4	$(38)	$(38)

Cross currency coupon swap contracts	$1	$1	$(14)	$(14)

Other	$–	$–	$3	$3

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

13.	Guarantees and commitments

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

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain sub-lessees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the sub-lessee fails to make scheduled payments. These lease agreements have expiration dates through June 2012. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $45.

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

(e)	Guarantee of Nortel Networks Corporation debt

Nortel Networks is the full and unconditional guarantor of Nortel Networks Corporation’s $1,800 4.25 percent convertible senior notes due September 1, 2008, in the event that Nortel Networks Corporation does not make payments for the principal, interest, premium, if any, and other amounts , if any, as they are due (see note 19).

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

As part of the normal sale of product, Nortel Networks has provided its customers with product warranties. These warranties extend for periods generally ranging from one to five years from the date of sale. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheets as at December 31, 2002:

Balance at the beginning of the year	$269

Payments made during the year	(162)

Warranties issued during the year	146

Balance at end of year	$253

Bid and performance related bonds

Nortel Networks has entered into bid and performance related bonds associated with various contracts. These contracts generally have terms ranging from two to five years. Performance related bonds generally have a term of twelve months. Bid bonds generally have a much shorter term. Potential payments due under these bonds are related to Nortel Networks performance under the applicable contract. The total amount of bid and performance related bonds that were available and undrawn was $362, excluding restricted cash and cash equivalents of $249 (see note 14), as at December 31, 2002 and $1,170 as at December 31, 2001.

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

In addition, pursuant to these financing agreements, Nortel Networks has provided financing of $292 (net of a provision of $799) and $447 (net of a provision of $902), as at December 31, 2002 and 2001, respectively, excluding discontinued operations.

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

The written Options are required to be marked to fair value through the consolidated statement of operations at each period end until they are either exercised or expire. At December 31, 2002, Nortel Networks estimated the fair value of the written Options to be approximately $78 (included in the accompanying consolidated balance sheets within other accrued liabilities). The impact to the consolidated statement of operations for the year ended December 31, 2002 after the effect of indirectly related transactions was a net loss of $49 (included within other income (expense) — net). The purchased Options and the Share Exchange were initially recorded at fair value and will be assessed for impairment throughout their term until they are either exercised or expire.

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

Operating leases and other commitments

At December 31, 2002, the future minimum payments under both operating leases and outsourcing contracts, net of lease commitments accrued for as part of restructuring contract settlement and lease costs (see note 7) consisted of:

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

14.	Restricted cash and cash equivalents

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

15.	Capital stock

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

Common shares

Nortel Networks is authorized to issue an unlimited number of common shares without nominal or par value. At December 31, the outstanding number of common shares included in shareholders’ equity consisted of:

	2002		2001		2000

	Number		Number		Number
(number of shares in thousands)	of shares	$	of shares	$	of shares	$

Balance at beginning of year	1,460,979	$2,111	1,453,438	$17,024	1,377,155	$11,745

Share issuance to parent (a)	–	2,287	–	1,800	–	–

Conversion of series 4 preferred shares (b)	–	–	4,090	61	–	–

Reduction of legal stated capital (c)	–	(3,187)	–	(16,800)	–	–

Shareholder dividend reinvestment and stock purchase plans	–	–	–	–	9	1

Stock option plans	–	–	–	–	12,592	377

Acquisitions	–	–	3,451	26	63,682	4,901

Balance at end of year	1,460,979	$1,211	1,460,979	$2,111	1,453,438	$17,024

(a)	During the year ended December 31, 2002, Nortel Networks issued 4 common shares to Nortel Networks Corporation for cash consideration of $2,287. Nortel Networks Corporation, as the holder of all Nortel Networks issued and outstanding common shares, approved a reduction in Nortel Networks legal stated capital of $3,187. On August 15, 2001, Nortel Networks Corporation completed a private offering of $1,800 of 4.25 percent convertible senior notes and loaned the full proceeds to Nortel Networks for its general corporate purposes. On September 30, 2001, in accordance with the terms of the loan agreement between Nortel Networks Corporation and Nortel Networks Limited. Nortel Networks Corporation converted the entire loan into 1 common share of Nortel Networks.
(b)	During the year ended December 31, 2001, the holders of all 200 Series 4 Shares of Nortel Networks exercised their right to exchange their Series 4 Shares for common shares of Nortel Networks Corporation. As a result, Nortel Networks issued approximately 4,090,000 common shares to Nortel Networks Corporation.
(c)	On December 19, 2002, September 27, 2002, August 29, 2002 and June 28, 2002, Nortel Networks Corporation approved a reduction in Nortel Networks legal stated capital for its common shares in the amount of $1,190, $672, $525 and $800, respectively. On September 30, 2001 and June 14, 2001, Nortel Networks Corporation approved a reduction in Nortel Networks legal stated capital for its common shares in the amount of $1,800 and $15,000, respectively.

16.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2002	2001	2000

Accumulated foreign currency translation adjustment

Balance at the beginning of the year	$(799)	$(556)	$(457)

Adjustment as of January 1, 2000 due to restatement	–	–	29
Change in foreign currency translation adjustment (a)	99	(243)	(128)

Balance at the end of the year	$(700)	$(799)	$(556)

Unrealized gain (loss) on investments — net

Balance at the beginning of the year	$5	$45	$23

Change in unrealized gain (loss) on investments	19	(40)	22

Balance at the end of the year (b)	$24	$5	$45

Unrealized derivative gain (loss) on cash flow hedges — net

Balance at the beginning of the year	$(14)	$–	$–

Change in unrealized derivative gain (loss) on cash flow hedges (c)	12	(14)	–

Balance at the end of the year	$(2)	$(14)	$–

Minimum pension liability (d)

Balance at the beginning of the year	$(81)	$–	$–

Change in minimum pension liability	(559)	(81)	–

Balance at the end of the year	$(640)	$(81)	$–

Accumulated other comprehensive loss	$(1,318)	$(889)	$(511)

(a)	The changes in the foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.
(b)	Unrealized gain on investments is net of tax of $2, $3 and $9 for the years ended December 31, 2002, 2001 and 2000, respectively.
(c)	Includes $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133 during the year ending December 31, 2001. Unrealized derivative gains (loss) on cash flow hedges are net of tax of $1 and $6 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, $18 of net derivative gains were reclassified to selling, general and administrative expense. Nortel Networks estimates that $4 of net derivative losses included in other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel Networks pension plans (see note 9). The minimum pension liability amount is presented net of tax of $133 and $28 for the years ended December 31, 2002 and 2001, respectively.

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

17.	Stock-based compensation plans

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

As of July 1, 2000, Nortel Networks began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FIN 44 “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB No.25” (“FIN 44”). Deferred compensation is amortized based on the graded vesting schedule of the awards. For the years ended December 31, 2002, 2001, and 2000, Nortel Networks recorded stock option compensation expense of nil, nil and $99, respectively. The expense for 2000 primarily related to the impact of the Arrangement on stock options held by former employees of Nortel Networks who had transferred to BCE or a BCE affiliated company as a result of the Arrangement.

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

18.	Discontinued operations

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

Consolidated statements of operations:

	2002	2001	2000

Revenues	$141	$994	$2,324

Net earnings (loss) from discontinued operations — net of tax (a)	$21	$(340)	$(414)

Net loss on disposal of operations — net of tax (b)	–	(2,184)	–

Net earnings (loss) from discontinued operations — net of tax	$21	$(2,524)	$(414)

(a)	Net earnings (loss) from discontinued operations was net of applicable income tax benefits of nil, $122, and $96 for the years ended December 31, 2002, 2001 and 2000, respectively.
(b)	Net loss on disposal of operations was net of an applicable income tax benefit of $596 for the year ended December 31, 2001.

Consolidated balance sheets:

	2002	2001

Accounts receivable — net	$20	$110

Inventories — net	–	66

Deferred income taxes	146	348

Other current assets	45	175

Total current assets of discontinued operations	211	699

Intangible assets — net	–	17

Other long-term assets (a)	48	252

Total assets of discontinued operations	$259	$968

Current liabilities (a)	$44	$385

Long-term liabilities (a)	2	10

Total liabilities of discontinued operations	$46	$395

(a)	Other long-term assets, current liabilities and long-term liabilities of discontinued operations are included in other assets, other accrued liabilities and other liabilities, respectively, of Nortel Networks consolidated balance sheets.

Consolidated statements of cash flows:

	2002	2001	2000

Cash flows from (used in) discontinued operations

Operating activities	$275	$(706)	$(701)

Investing activities	100	57	(356)

Net cash from (used in) discontinued operations	$375	$(649)	$(1,057)

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

19.	Related party transactions

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

Transactions with related parties for the years ended December 31 are summarized as follows:

	2002	2001	2000

Income Statement

Revenues	$15	$7	$673

Purchases	$52	$76	$369

Research and development expense	$19	$141	$52

Retained earnings (deficit)

Stock option fair value increment	$525	$–	$–

Balance Sheet

Trade and other payables

Owing to Nortel Networks Corporation	$(47)	$(164)	$(131)

Owing from (to) Nortel Networks Corporation subsidiaries	$99	$(116)	$(252)

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

In 2001, Nortel Networks completed the sale of substantially all of the assets in the Cogent Defence Systems business (“CDS”) to EADS Defence & Security Networks S.A.S. (“EDSN”). At that time, Nortel Networks held a 41 percent ownership interest in EDSN and European Aeronautics, Defense and Space Company (“EADS”) held the remaining 59 percent. Under the terms of the agreement, Nortel Networks sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses, and excluding cash on hand, as at the closing date, for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in Nortel Networks France S.A.S. beginning in 2004. Nortel Networks recorded a gain on the sale of approximately $37, included in gain on sale of business, and a deferred gain of $26, which is amortized into gain on sale of business over the life of the assets sold to EDSN. During the year ended December 31, 2002, Nortel Networks collected the loan note in the amount of approximately $119. In addition, the call option was terminated and replaced by a subsequent agreement to satisfy the remaining consideration owing during 2003. Nortel Networks recognized a gain of $16 on sale of business during the year ended December 31, 2002, related to the amortization of previously deferred gains and an additional gain on the cancellation and replacement of the call option.

On August 15, 2001, Nortel Networks Corporation completed a private offering of $1,800 of 4.25 percent convertible senior notes (the “Senior Notes”), due on September 1, 2008. Nortel Networks, as the guarantor of the Senior Notes, will make payment of the principal, or interest, or premium, if any, or other amounts, if any, should Nortel Networks Corporation not make such payments as they are due. The guarantee of the Senior Notes is a direct, unconditional and unsubordinated obligation of Nortel Networks. Nortel Networks Corporation loaned the full proceeds from the offering to Nortel Networks for its general corporate purposes. On September 30, 2001, Nortel Networks Corporation converted the entire loan into one common share of Nortel Networks (see note 15).

Effective May 1, 2000, in conjunction with the Arrangement, BCE’s ownership interest in Nortel Networks was reduced from approximately 36 percent to a nominal amount. As a result, BCE and entities that are owned by BCE were no longer considered related parties immediately after the Arrangement.

20.	Contingencies

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

21.	Subsequent events

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

Nortel Networks obligations under the EDC Support Facility are secured on an equal basis under the existing security agreements entered into by Nortel Networks and various of its subsidiaries that pledge substantially all of the assets of Nortel Networks in favor of the lenders under Nortel Networks and NNI’s $750 April 2000 five year syndicated credit facilities and the holders of Nortel Networks Corporation’s and Nortel Networks public debt (see note 22).

22.	Supplemental consolidating financial information

As a result of Nortel Networks current credit ratings, various liens, pledges, and guarantees are effective under certain credit and security agreements entered into by Nortel Networks and various of its subsidiaries and will remain effective, notwithstanding the expiration of the $1,510 December 2001 364-day syndicated credit facilities. In addition, in accordance with the covenants in the trust indentures for all Nortel Networks current consolidated public debt securities, which represent primarily all of Nortel Networks consolidated long-term debt at December 31, 2002, all such public debt securities are also secured equally and ratably with the obligations under Nortel Networks and NNI’s credit facilities by liens on substantially all of the assets of Nortel Networks and those of most of its United States and Canadian subsidiaries and by pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries have guaranteed Nortel Networks obligations under the credit facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represent either wholly owned subsidiaries of Nortel Networks whose shares have been pledged, or are the remaining subsidiaries of Nortel Networks which are not providing liens, pledges or guarantees. Nortel Networks obligations under the EDC Support Facility are also secured on an equal basis under the security agreements (see note 21).

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

Supplemental Consolidating Statement of Operations for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$3,043	$7,867	$2,858	$(3,214)	$10,554

Cost of revenues	2,650	5,146	2,408	(3,214)	6,990

Gross profit	393	2,721	450	–	3,564

Selling, general and administrative expense (excluding stock option compensation)	565	1,811	245	–	2,621

Research and development expense	903	1,002	300	–	2,205

Amortization of intangibles

Acquired technology	–	20	(1)	–	19

Special charges

Goodwill impairment	–	203	61	–	264

Other special charges	340	893	202	–	1,435

Gain on sale of businesses	(2)	(22)	(15)	–	(39)

Operating loss	(1,413)	(1,186)	(342)	–	(2,941)

Equity in net loss of associated companies	(1,367)	(771)	(11)	2,131	(18)

Other income (expense) — net	(13)	56	(77)	–	(34)

Interest expense

Long-term debt	(103)	–	(27)	–	(130)

Other	–	(25)	(19)	–	(44)

Earnings (loss) from continuing operations before income taxes	(2,896)	(1,927)	(475)	2,131	(3,167)

Income tax benefit (provision)	151	121	150	–	422

Net loss from continuing operations	(2,745)	(1,806)	(325)	2,131	(2,745)

Net earnings (loss) from discontinued operations — net of tax	21	14	–	(14)	21

Net loss	(2,724)	(1,792)	(325)	2,117	(2,724)

Dividends on preferred shares	22	–	–	–	22

Net loss applicable to common shares	$(2,746)	$(1,792)	$(325)	$2,117	$(2,746)

Supplemental Consolidating Statement of Operations for the year ended December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$5,069	$12,716	$4,813	$(5,326)	$17,272

Cost of revenues	4,595	10,575	4,245	(5,326)	14,089

Gross profit	474	2,141	568	–	3,183

Selling, general and administrative expense (excluding stock option compensation)	778	4,103	831	–	5,712

Research and development expense	1,151	1,651	406	–	3,208

Amortization of intangibles

Acquired technology	–	574	–	–	574

Goodwill	22	1,561	497	–	2,080

Special charges

Goodwill impairment	–	1,256	983	–	2,239

Other special charges	548	1,759	782	–	3,089

Gain on sale of businesses	(10)	(109)	(7)	–	(126)

Operating loss	(2,015)	(8,654)	(2,924)	–	(13,593)

Equity in net loss of associated companies	(11,500)	(4,861)	2	16,209	(150)

Other income (expense) — net	435	(361)	(61)	(380)	(367)

Interest expense

Long-term debt	(144)	3	(32)	–	(173)

Other	(34)	(71)	(15)	–	(120)

(Loss) earnings from continuing operations before income taxes	(13,258)	(13,944)	(3,030)	15,829	(14,403)

Income tax benefit (provision)	1,828	661	484	–	2,973

Net loss from continuing operations	(11,430)	(13,283)	(2,546)	15,829	(11,430)

Net earnings (loss) from discontinued operations — net of tax	(2,524)	(1,641)	–	1,641	(2,524)

Net loss before cumulative effect of accounting change	(13,954)	(14,924)	(2,546)	17,470	(13,954)

Cumulative effect of accounting change — net of tax	15	–	–	–	15

Net loss	(13,939)	(14,924)	(2,546)	17,470	(13,939)

Dividends on preferred shares	27	–	–	–	27

Net loss applicable to common shares	$(13,966)	$(14,924)	$(2,546)	$17,470	$(13,966)

Supplemental Consolidating Statement of Operations for the year ended December 31, 2000:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$8,976	$22,657	$6,199	$(9,996)	$27,836

Cost of revenues	7,745	12,884	4,413	(9,996)	15,046

Gross profit	1,231	9,773	1,786	–	12,790

Selling, general and administrative expense (excluding stock option compensation)	816	3,771	818	–	5,405

Research and development expense	332	3,036	261	–	3,629

In-process research and development expense	–	64	558	–	622

Amortization of intangibles

Acquired technology	–	789	–	–	789

Goodwill	19	1,716	756	–	2,491

Stock option compensation	96	3	–	–	99

Special charges

Goodwill impairment	–	–	133	–	133

Other special charges	7	116	9	–	132

Gain on sale of businesses	(228)	42	13	–	(173)

Operating earnings (loss)	189	236	(762)	–	(337)

Equity in net loss of associated companies	(1,219)	(79)	(63)	1,343	(18)

Other income (expense) — net	459	311	127	–	897

Interest expense

Long-term debt	(54)	2	(34)	–	(86)

Other	6	(39)	(50)	–	(83)

(Loss) earnings from continuing operations before income taxes	(619)	431	(782)	1,343	373

Income tax benefit (provision)	(224)	(742)	(250)	–	(1,216)

Net loss from continuing operations	(843)	(311)	(1,032)	1,343	(843)

Net earnings (loss) from discontinued operations	(414)	(269)	–	269	(414)

Net loss	(1,257)	(580)	(1,032)	1,612	(1,257)

Dividends on preferred shares	31	–	–	–	31

Net loss applicable to common shares	$(1,288)	$(580)	$(1,032)	$1,612	$(1,288)

Supplemental Consolidating Balance Sheet as at December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$251	$2,382	$1,110	$–	$3,743

Restricted cash and cash equivalents	6	176	67	–	249

Accounts receivable — net	270	1,488	406	–	2,164

Intercompany/related party accounts receivable	4,200	976	459	(5,552)	83

Inventories — net	524	246	216		986

Income taxes recoverable	3	46	9	–	58

Deferred income taxes — net	178	615	–	–	793

Other current assets	108	290	59	–	457

Current assets of discontinued operations	74	137	–	–	211

Total current assets	5,614	6,356	2,326	(5,552)	8,744

Investments at cost and associated companies at equity	1,338	(8,037)	118	6,829	248

Plant and equipment — net	409	752	303	–	1,464

Goodwill	–	1,956	65	–	2,021

Intangible assets — net	–	–	–	–	–

Deferred income taxes — net	1,062	1,537	54	–	2,653

Other assets	627	1,279	754	(1,894)	766

Total assets	$9,050	$3,843	$3,620	$(617)	$15,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$3	$25	$–	$30

Trade and other accounts payable	356	429	85	–	870

Intercompany/related party accounts payable	153	3,288	2,140	(5,552)	29

Payroll and benefit-related liabilities	32	383	84	–	499

Contractual liabilities	78	751	384	–	1,213

Restructuring	113	308	116	–	537

Other accrued liabilities	637	1,969	288	–	2,894

Long-term debt due within one year	174	8	51	–	233

Total current liabilities	1,545	7,139	3,173	(5,552)	6,305

Long-term debt	1,603	34	312	–	1,949

Deferred income taxes — net	263	95	8	–	366

Other liabilities	813	1,734	1,668	(1,894)	2,321

Minority interest in subsidiary companies	–	–	129	–	129

	4,224	9,002	5,290	(7,446)	11,070

SHAREHOLDERS’ EQUITY

Preferred shares	536	342	–	(342)	536

Common shares	1,211	6,061	982	(7,043)	1,211

Additional paid-in capital	22,004	1,563	4,065	(5,628)	22,004

Deficit	(17,607)	(13,897)	(6,606)	20,503	(17,607)

Accumulated other comprehensive loss	(1,318)	772	(111)	(661)	(1,318)

Total shareholders’ equity	4,826	(5,159)	(1,670)	6,829	4,826

Total liabilities and shareholders’ equity	$9,050	$3,843	$3,620	$(617)	$15,896

Supplemental Consolidating Balance Sheet as at December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$(41)	$2,285	$1,160	$–	$3,404

Restricted cash and cash equivalents	–	–	–	–	–

Accounts receivable — net	315	2,263	478	–	3,056

Intercompany/related party accounts receivable	4,952	1,054	586	(6,592)	–

Inventories — net	835	689	310	–	1,834

Income taxes recoverable	343	442	5	–	790

Deferred income taxes — net	287	1,080	34	–	1,401

Other current assets	103	490	123	–	716

Current assets of discontinued operations	245	454	–	–	699

Total current assets	7,039	8,757	2,696	(6,592)	11,900

Investments at cost and associated companies at equity	2,789	(8,073)	517	5,028	261

Plant and equipment — net	699	1,350	401	–	2,450

Goodwill	31	2,117	135	–	2,283

Acquired technology — net	–	20	–	–	20

Deferred income taxes — net	411	1,519	55	–	1,985

Other assets	530	1,492	787	(1,647)	1,162

Total assets	$11,499	$7,182	$4,591	$(3,211)	$20,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$168	$201	$–	$371

Trade and other accounts payable	315	766	242	–	1,323

Intercompany/related party accounts payable	38	3,406	3,428	(6,592)	280

Payroll and benefit-related liabilities	63	449	102	–	614

Contractual liabilities	174	1,057	369	–	1,600

Restructuring	188	488	79	–	755

Other accrued liabilities	1,274	2,596	149	–	4,019

Long-term debt due within one year	313	63	8	–	384

Total current liabilities	2,367	8,993	4,578	(6,592)	9,346

Long-term debt	1,928	8	357	–	2,293

Deferred income taxes — net	360	100	17	–	477

Other liabilities	617	1,233	1,397	(1,647)	1,600

Minority interest in subsidiary companies	–	–	118	–	118

	5,272	10,334	6,467	(8,239)	13,834

SHAREHOLDERS’ EQUITY

Preferred shares	536	365	–	(365)	536

Common shares	2,111	950	386	(1,336)	2,111

Additional paid-in capital	18,805	6,050	4,212	(10,262)	18,805

Deficit	(14,336)	(11,547)	(6,386)	17,933	(14,336)

Accumulated other comprehensive loss	(889)	1,030	(88)	(942)	(889)

Total shareholders’ equity	6,227	(3,152)	(1,876)	5,028	6,227

Total liabilities and shareholders’ equity	$11,499	$7,182	$4,591	$(3,211)	$20,061

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(2,745)	$(1,805)	$(326)	$2,131	$(2,745)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	86	406	69	–	561

Non-cash portion of special charges and related asset write downs	207	541	36	–	784

Equity in net loss of associated companies	1,367	771	12	(2,132)	18

Stock option compensation	–	–	–	–	–

Deferred income taxes	(283)	(307)	158	–	(432)

Other liabilities	(1)	6	(14)	–	(9)

Gain on repurchase of outstanding debt securities	(60)	–	–	–	(60)

Gain (loss) on sale of investments and businesses	(2)	8	1	–	7

Other — net	375	3	151	1	530

Change in operating assets and liabilities

Accounts receivable	21	690	181	–	892

Inventories	298	283	74	–	655

Income taxes	193	1,136	(73)	–	1,256

Accounts payable and accrued liabilities	(662)	(1,421)	(132)	–	(2,215)

Other changes in operating assets and liabilities	(573)	359	6	–	(208)

Intercompany/related party activity	91	(152)	61	–	–

Net cash from (used in) operating activities	(1,688)	518	204	–	(966)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(52)	(239)	(44)	–	(335)

Proceeds on disposals of plant and equipment	16	390	–	–	406

Increase in restricted cash and cash equivalents	(17)	(148)	(66)	–	(231)

Increase in long-term receivables	41	(190)	(122)	–	(271)

Decrease in long-term receivables	25	180	97	–	302

Acquisitions of investments and businesses — net of cash acquired	(5)	(24)	–	–	(29)

Proceeds on sale of investments and businesses	23	33	5	–	61

Net cash from (used in) investing activities	31	2	(130)	–	(97)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(22)	–	–	–	(22)

Increase (decrease) in notes payable — net	–	(174)	(159)	–	(333)

Proceeds from long-term debt	–	1	32	–	33

Repayments of long-term debt	(460)	(5)	(13)	–	(478)

Decrease in capital leases payable	(3)	(6)	–	–	(9)

Issuance of common shares	2,287	–	–	–	2,287

Stock option fair value increment	–	(525)	–	–	(525)

Net cash from (used in) financing activities	1,802	(709)	(140)	–	953

Effect of foreign exchange rate changes on cash and cash equivalents	13	45	16	–	74

Net cash from (used in) continuing operations	158	(144)	(50)	–	(36)

Net cash from discontinued operations	134	241	–	–	375

Net increase (decrease) in cash and cash equivalents	292	97	(50)	–	339

Cash and cash equivalents at beginning of period — net	(41)	2,285	1,160	–	3,404

Cash and cash equivalents at end of period — net	$251	$2,382	$1,110	$–	$3,743

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(11,430)	$(13,283)	$(2,546)	$15,829	$(11,430)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	191	2,612	576	–	3,379

Non-cash portion of special charges and related asset write downs	98	1,477	1,590	–	3,165

Equity in net loss of associated companies	11,500	4,861	(2)	(16,209)	150

Deferred income taxes	(1,030)	(1,528)	(10)	–	(2,568)

Other liabilities	(4)	105	(23)	–	78

Gain (loss) on sale of investments and businesses	69	214	(54)	–	229

Other — net	(8)	320	(470)	–	(158)

Change in operating assets and liabilities:

Accounts receivable	988	3,692	1,146	–	5,826

Inventories	245	1,421	347	–	2,013

Income taxes	(446)	(494)	(13)	–	(953)

Accounts payable and accrued liabilities	62	306	(253)	–	115

Other changes in operating assets and liabilities	(84)	405	238	–	559

Intercompany/related party activity	(2,539)	1,788	371	380	–

Net cash from (used in) operating activities	(2,388)	1,896	897	–	405

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(315)	(833)	(119)	–	(1,267)

Proceeds on disposals of plant and equipment	23	185	–	–	208

Increase in long-term receivables	(201)	(88)	(444)	–	(733)

Decrease in long-term receivables	97	207	168	–	472

Acquisitions of investments and businesses — net of cash acquired	(13)	(76)	–	–	(89)

Proceeds on sale of investments and businesses	6	403	195	–	604

Net cash used in investing activities	(403)	(202)	(200)	–	(805)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(27)	–	–	–	(27)

Increase in notes payable — net	12	34	39	–	85

Proceeds from long-term debt	1,500	10	20	–	1,530

Repayments of long-term debt	(250)	(12)	(207)	–	(469)

Decrease in capital leases payable	(3)	(15)	(5)	–	(23)

Issuance of common shares	1,800	–	–	–	1,800

Net cash from (used in) financing activities	3,032	17	(153)	–	2,896

Effect of foreign exchange rate changes on cash and cash equivalents	1	(7)	(4)	–	(10)

Net cash from continuing operations	242	1,704	540	–	2,486

Net cash used in discontinued operations	(210)	(439)	–	–	(649)

Net increase in cash and cash equivalents	32	1,265	540	–	1,837

Cash and cash equivalents at beginning of period — net	(73)	1,020	620	–	1,567

Cash and cash equivalents at end of period — net	$(41)	$2,285	$1,160	$–	$3,404

Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2000:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(843)	$(311)	$(1,032)	$1,343	$(843)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	228	2,869	950	–	4,047

In-process research and development expense	–	64	558	–	622

Non-cash portion of special charges and related asset write downs	48	89	–	–	137

Equity in net loss of associated companies	1,219	79	63	(1,343)	18

Stock option compensation	96	3	–	–	99

Deferred income taxes	(289)	807	4	–	522

Other liabilities	16	94	(5)	–	105

Gain on sale of investments and businesses	(19)	(1,039)	–	–	(1,058)

Other — net	490	(256)	(34)	–	200

Change in operating assets and liabilities:

Accounts receivable	(523)	(635)	167	–	(991)

Inventories	(239)	(1,158)	(183)	–	(1,580)

Income taxes	25	(229)	24	–	(180)

Accounts payable and accrued liabilities	681	834	(585)	–	930

Other changes in operating assets and liabilities	(416)	(448)	28	–	(836)

Intercompany/related party activity	393	(1,231)	838	–	–

Net cash from (used in) operating activities	867	(468)	793	–	1,192

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(426)	(982)	(430)	–	(1,838)

Proceeds on disposals of plant and equipment	30	3	–	–	33

Increase in long-term receivables	(645)	(905)	(230)	–	(1,780)

Decrease in long-term receivables	469	746	85	–	1,300

Acquisitions of investments and businesses — net of cash acquired	(95)	(244)	23	–	(316)

Proceeds on sale of investments and businesses	242	1,317	74	–	1,633

Net cash used in investing activities	(425)	(65)	(478)	–	(968)

Cash flows from (used in) financing activities

Dividends on common and preferred shares	(84)	–	–	–	(84)

Increase in notes payable — net	3	26	85	–	114

Proceeds from long-term debt	3	82	22	–	107

Repayments of long-term debt	(3)	(24)	(42)	–	(69)

Increase (decrease) in capital leases payable	(4)	14	(12)	–	(2)

Issuance of common shares	206	–	–	–	206

Net cash from financing activities	121	98	53	–	272

Effect of foreign exchange rate changes on cash and cash equivalents	1	(16)	(10)	–	(25)

Net cash from (used in) continuing operations	564	(451)	358	–	471

Net cash used in discontinued operations	(617)	(440)	–	–	(1,057)

Net increase (decrease) in cash and cash equivalents	(53)	(891)	358	–	(586)

Cash and cash equivalents at beginning of period — net	(20)	1,911	262	–	2,153

Cash and cash equivalents at end of period — net	$(73)	$1,020	$620	$–	$1,567

Quarterly Financial Data (Unaudited)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

(millions of U.S. dollars)	2002	2001	2002	2001	2002	2001	2002	2001

Revenues

As previously reported	$2,513	$3,442	$2,353	$3,673	$2,770	$4,571	$2,910	$5,689

As restated*	2,520	3,424	2,349	3,676	2,785	4,522	2,900	5,650

Gross profit

As previously reported	980	965	840	(10)	900	365	681	1,814

As restated*	1,021	1,058	849	41	955	332	739	1,752

Net loss from continuing operations

As previously reported	(254)	(1,553)	(1,431)	(3,270)	(569)	(5,381)	(785)	(1,351)

As restated*	(172)	(1,499)	(1,371)	(3,199)	(500)	(5,378)	(702)	(1,354)

Net earnings (loss) from discontinued operations — net of tax

As previously reported	–	–	–	–	–	(2,351)	–	(187)

As restated*	–	1	2	14	3	(2,351)	16	(188)

Net loss before cumulative effect of accounting change

As previously reported	(254)	(1,553)	(1,431)	(3,270)	(569)	(7,732)	(785)	(1,538)

As restated*	(172)	(1,498)	(1,369)	(3,185)	(497)	(7,729)	(686)	(1,542)

Cumulative effect of accounting change — net of tax

As previously reported	–	–	–	–	–	–	–	15

As restated*	–	–	–	–	–	–	–	15

Net loss

As previously reported	(254)	(1,553)	(1,431)	(3,270)	(569)	(7,732)	(785)	(1,523)

As restated*	(172)	(1,498)	(1,369)	(3,185)	(497)	(7,729)	(686)	(1,527)

Dividends on preferred shares

As previously reported	(6)	(6)	(6)	(6)	(5)	(7)	(5)	(8)

As restated*	(6)	(6)	(6)	(6)	(5)	(7)	(5)	(8)

Net loss applicable to common shares

As previously reported	(260)	(1,559)	(1,437)	(3,276)	(574)	(7,739)	(790)	(1,531)

As restated*	(178)	(1,504)	(1,375)	(3,191)	(502)	(7,736)	(691)	(1,535)

* See note 3 to the accompanying consolidated financial statements

PART III

ITEM 14. Controls and Procedures

This Item 14 has been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002.

(a) Evaluation of Disclosure Controls and Procedures

Subsequent to the evaluation referenced in Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2003, Nortel Networks has re-evaluated the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in light of the restatements and the identification of certain material weaknesses discussed below.

In connection with the comprehensive and related reviews and work undertaken in connection with the restatements of Nortel Networks financial statements for the years ended December 31, 2002, 2001 and 2000 and the quarterly periods ended March 31 and June 30, 2003 (as more fully described in note 3 to the accompanying (audited) consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A), Nortel Networks identified a number of deficiencies in Nortel Networks internal control over financial reporting. In addition, as part of the communications by Nortel Networks independent auditors Deloitte & Touche LLP (“D&T”) to the Nortel Networks Audit Committee with respect to D&T’s interim audit procedures for the year ending December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” each of which constituted a “material weakness” (as each such term is defined under standards established by the American Institute of Certified Public Accountants) in Nortel Networks internal control:

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

Based on the re-evaluation described above and D&T’s communication to the Nortel Networks Audit Committee, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these material weaknesses, if not addressed, could result in accounting errors such as those underlying the restatements of the Nortel Networks consolidated financial statements. In this regard, and as noted in connection with this re-evaluation, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. The President and Chief Executive Officer and the Chief Financial Officer further concluded, based on such re-evaluation, that the design and operation of Nortel Networks disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Nortel Networks files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except for the material weaknesses identified above.

(b) Changes in Internal Control

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and the fiscal quarters ended March 31, 2003 and June 30, 2003. The restatements primarily relate to the determination by Nortel Networks that $924 of liabilities (primarily accruals and provisions) carried on its previously reported balance sheet as at December 31, 2002 needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors relating to its deferred income tax assets and foreign currency translation accounts. The net effect of the restatement adjustments to Nortel Networks accumulated deficit as at December 31, 2002 was $486. Please see note 3 to the accompanying (audited) consolidated financial statements and “Developments in 2003 — Restatements” in the MD&A for further information concerning the restatements and their impact on Nortel Networks financials statements.

An independent review is being conducted by the Audit Committee to examine the facts and circumstances, leading to the need to restate Nortel Networks financial statements for the relevant periods and to consider appropriate improvements to Nortel Networks processes and procedures. The law firm of Wilmer, Cutler & Pickering has been retained by and will report to the Audit Committee for such purposes. In addition to considering the implementation of such improvements to processes and procedures as may be recommended in connection with the independent review, senior management intends to take steps to strengthen Nortel Networks internal control over financial reporting and prevent a recurrence of the circumstances that resulted in the need for the restatements. As noted above, Nortel Networks has already undertaken changes to its internal control over financial reporting by initiating more thorough reviews of its balance sheet accounts at appropriate levels within Nortel Networks finance organization across all of its segments and major geographic regions. In addition, Nortel Networks plans to:

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

There has been no change in Nortel Networks internal control over financial reporting during the period covered by this report or, with the exception of the items noted above, in the period ended September 30, 2003 covered by Nortel Networks Quarterly Report on Form 10-Q filed with the SEC on November 19, 2003, as subsequently amended on November 28, 2003, that has materially affected or is reasonably likely to materially affect Nortel Networks internal control over financial reporting.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The information set forth in this Item 15 has not been revised to reflect events and developments subsequent to December 31, 2002, except for Exhibits 12, 23.1, 23.2, 31.1, 31.2 and 32.

1. Financial Statements

The index to the Consolidated Financial Statements appears on page 77.

2. Financial Statement Schedules

		Page

	Quarterly Financial Data (Unaudited)	F-73

	Independent Auditors’ Report	87

II —	Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	88

	Audited Financial Statements and the notes thereto of Nortel Networks S.A., prepared in accordance with United States generally accepted accounting principles, for the three years ended December 31, 2002	90

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

Nortel Networks Limited filed a Current Report on Form 8-K dated December 13, 2002 related to the amendments dated as of December 12, 2002, (i) to the U.S. Guarantee and Security Agreement, the Canadian Guarantee and Security Agreement among Nortel Networks Limited, Nortel Networks Inc. and the Subsidiary Lien Guarantors party thereto and JP

Morgan Chase Bank, as Collateral Agent and, (ii) to certain Foreign Subsidiary Guarantees dated as of April 4, 2002, among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) and JPMorgan Chase Bank, as Collateral Agent.

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

4. Exhibit Index

The Items listed as Exhibits 10.2 to 10.7 and 10.27 to 10.38 relate to management contracts or compensatory plans or arrangements.

Exhibit Number	Description

*2.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Limited’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Limited (filed as Exhibit 3 to Nortel Networks Limited’s Current Report on Form 8-K dated October 18, 2000).

*3.2	By-Law No. 1 of Nortel Networks Limited (filed as Exhibit 3.2 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2000).

*4.1	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6 7/8% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.2	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.3	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).

4.5	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities.

*4.6	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit Number	Description

10.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement.

10.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002.

*10.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.3 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.4 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.9	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.11	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on
Form 8-K dated January 18, 2002).

*10.12	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.13	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 4, 2002).

*10.14	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party

Exhibit Number	Description

thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 99.3 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.15	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.16	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.4 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.17	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.19	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.20	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.21	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent, (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and (c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.22	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.23	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Description

*10.24	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.25	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.26	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.27	Nortel Networks Limited SUCCESS Plan effective July 25, 2002 (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.28	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

*10.29	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.30	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation.

*10.31	Resolutions of the Board of Directors of Nortel Networks Limited dated January 24, 2002, related to the payment of directors fees (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.32	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries.

*10.33	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001, setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.34	Resolution of the Board of Directors of Nortel Networks Limited dated July 25, 2002 related to payment of audit committee chairman fees (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.35	General description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description

*10.36	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000, and November 15, 2000 (filed as Exhibit 10.17 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.37	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000 as further amended effective January 1, 2002 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.38	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

12.	Computation of Ratios.

21.	Subsidiaries of the Registrant (filed as Exhibit 21 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).*

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte Touche Tohmatsu.

24.	Power of Attorney of certain directors and officers (filed as Exhibit 24 to Nortel Networks Limited Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 10, 2003).*

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks Limited

We have audited the consolidated financial statements of Nortel Networks Limited and its subsidiaries (“Nortel Networks”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 10, 2003 (February 14, 2003, as to note 21, December 23, 2003, as to the effects of the restatements described in note 3), (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the change in method of accounting for goodwill and the restatements described in note 3); such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of Nortel Networks listed in Item 15. This financial statement schedule is the responsibility of Nortel Networks management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Canada
February 10, 2003 (December 23, 2003, as to the effects of the restatements described in note 3)

Schedule II
Consolidated

NORTEL NETWORKS LIMITED
Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles *
(millions of U.S. dollars)

		Additions
	Balance at	charged		Balance at
	beginning of	to costs		end of
US GAAP	year	and expenses	Deductions **	year

Year 2002***	$1,540	$283	$571	$1,252

Year 2001***	$827	$1,356	$643	$1,540

Year 2000***	$602	$330	$105	$827

*	Excludes Discontinued Operations
**	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, less recoveries and foreign exchange translation adjustments
***	Restated (see note 3 to the accompanying consolidated financial statements)

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Nortel Networks S.A.

We have audited the accompanying balance sheets of Nortel Networks S.A., a subsidiary of Nortel Networks Limited, as of December 31, 2002 and 2001 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002 (all expressed in Euros). These financial statements are the responsibility of Nortel Networks S.A. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nortel Networks S.A. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in note 2, the accompanying financial statements of Nortel Networks S.A. as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, have been restated.

Deloitte Touche Tohmatsu
/s/ Nicholas L.E. ROLT

Nicholas L.E. ROLT
Neuilly, France
February 25, 2003 (December 23, 2003 as to the effects of the restatements described in note 2)

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Operations for the years ended December 31

(thousands of Euros)	2002 As restated*	2001 As restated*	2000 As restated*

Revenues — external	€214,922	€275,915	€633,274

— related parties	473,223	429,643	671,965

	688,145	705,558	1,305,239

Cost of revenues	595,637	809,472	1,021,100

Gross profit (loss)	92,508	(103,914)	284,139

Selling, general and administrative expense	31,998	74,617	133,148

Research and development expense	257,585	253,327	88,724

Special charges	58,854	74,463	2,046

Operating income (loss)	(255,929)	(506,321)	60,221

Other income — net	18,962	46,240	128,333

Foreign exchange gain (loss)	(1,557)	4,442	(9,882)

Interest expense	(6,524)	(5,033)	(6,423)

Earnings (loss) before income taxes	(245,048)	(460,672)	172,249

Income tax benefit (provision)	1,680	26,198	(47,340)

Net earnings (loss)	€(243,368)	€(434,474)	€124,909

* See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Balance Sheets as at December 31

(thousands of Euros)	2002 As restated*	2001 As restated*

ASSETS

Current assets

Cash and cash equivalents	€66,687	€49,304

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	45,665	42,187

Inventories — net	58,385	94,065

Receivables from related parties	123,272	442,459

Income taxes recoverable	–	91

Other current assets	99,490	48,665

Total current assets	393,499	676,771

Plant and equipment — net	126,948	125,977

Investments at cost	5,632	10,494

Deferred income taxes — net	35,304	31,305

Other assets	6	12

Long-term receivable from related party	140,010	–

Total assets	€701,399	€844,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€–	€20,533

Note payable to related party	–	106,048

Trade and other accounts payable	152,879	185,511

Payables to related parties	52,024	316,803

Other accrued liabilities	181,934	161,480

Total current liabilities	386,837	790,375

Other liabilities	1,837	2,454

Long-term note payable to related party	200,000	181,000

	588,674	973,829

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited;

Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	306,544	35,762

Additional paid-in capital	–	158,174

Retained earnings (deficit)	(193,819)	(323,206)

Total shareholders’ equity (deficiency)	112,725	(129,270)

Total liabilities and shareholders’ equity (deficiency)	€701,399	€844,559

* See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Shareholders’ Equity (Deficiency)

				Total
		Additional	Retained	shareholders’
	Common	paid-in	earnings	equity
(thousands of Euros)	shares	capital	(deficit)	(deficiency)
	As restated*	As restated*	As restated*	As restated*

Balance at December 31, 1999	€33,244	€111,847	€35,204	€180,295

Capital restructuring	2,518	46,327	(48,845)	–

Net earnings	–	–	124,909	124,909

Balance at December 31, 2000*	€35,762	€158,174	€111,268	€305,204

Net loss	–	–	(434,474)	(434,474)

Balance at December 31, 2001*	€35,762	€158,174	€(323,206)	€(129,270)

Common shares issued — net	485,363	–	–	485,363

Capital restructuring	(214,581)	(158,174)	372,755	–

Net loss	–	–	(243,368)	(243,368)

Balance at December 31, 2002*	€306,544	€–	€(193,819)	€112,725

* See note 2

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Statements of Cash Flows for the years ended December 31

(thousands of Euros)	2002 As restated*	2001 As restated*	2000 As restated*

Cash flows from (used in) operating activities

Net earnings (loss)	€(243,368)	€(434,474)	€124,909

Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:

Amortization and depreciation	39,192	36,117	43,122

Deferred income taxes	2,099	(29,627)	19,025

Write down of investments	4,862	–	–

Gain (loss) on disposal of assets	6,042	(3,589)	(17,880)

Changes in operating assets and liabilities:

Accounts receivable	(3,478)	41,307	(3,721)

Receivables from related parties	319,187	13,358	(269,027)

Inventories	35,680	(8,428)	15,474

Accounts payable and accrued liabilities	(11,625)	(69,339)	84,095

Payables to related parties	(264,779)	212,884	46,334

Income taxes	91	(27,360)	26,688

Other operating assets and liabilities	(57,535)	69,958	(93,619)

Net cash used in operating activities	(173,632)	(199,193)	(24,600)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(47,176)	(72,934)	(74,922)

Proceeds on disposal of plant and equipment	419	6,990	18,736

Net cash used in investing activities	(46,757)	(65,944)	(56,186)

Cash flows from (used in) financing activities

Issuance of common shares	204,363	–	–

Increase (decrease) in notes payable and receivable to related parties — net	53,942	287,048	(23,866)

Increase (decrease) in notes payable — net	(20,533)	9,822	10,516

Net cash from (used in) financing activities	237,772	296,870	(13,350)

Net increase (decrease) in cash and cash equivalents	17,383	31,733	(94,136)

Cash and cash equivalents, beginning of year — net	49,304	17,571	111,707

Cash and cash equivalents, end of year — net	€66,687	€49,304	€17,571

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

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to December 31, 2002 and over the same time period Nortel Networks significantly reduced its facilities.

Subsequent to the issuance of its financial statements for the year ended December 31, 2002, Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q with the Securities and Exchange Commission in the United States, for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews completed by Nortel Networks (collectively, the “comprehensive review”), Nortel Networks S.A. has determined that approximately €34,675 and €27,062 of certain liabilities (primarily accruals and provisions) carried on its previously reported balance sheets as at December 31, 2002 and 2001, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements for the periods noted above, Nortel Networks S.A. also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks S.A. has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as a result of the restatements, Nortel Networks S.A. made adjustments to its global profit split accounts (see note 7 & 8). The net effect of all of these adjustments was a reduction in accumulated deficit of €27,835 and €6,022 as at December 31, 2002 and 2001, respectively, and a reduction of the accumulated retained earnings of €1,975 as at December 31, 2000.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Revenues

As previously reported	€689,665	€705,938	€1,305,239

Adjustments	(1,520)	(380)	–

As restated	€688,145	€705,558	€1,305,239

Earnings (loss)

Earnings (loss) before income taxes

As previously reported	€(266,861)	€(468,669)	€174,224

Adjustments	21,813	7,997	(1,975)

As restated	€(245,048)	€(460,672)	€172,249

Net earnings (loss)

As previously reported	€(265,181)	€(442,471)	€126,884

Adjustments	21,813	7,997	(1,975)

As restated	€(243,368)	€(434,474)	€124,909

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at December 31, 2002, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net losses or income resulting from the restatement adjustments for the years ended December 31:

Net decrease in net (earnings) loss

	2002	2001	2000

Contract and customer-related accruals	€(2,866)	€23,293	€17

Special charges related to restructuring actions	4,300	2,087	–

Other accruals and provisions	8,803	2,597	–

Total accruals and provisions adjustments	€10,237	€27,977	€17

Revenue adjustments	(1,520)	(380)	–

Global profit split adjustments	13,096	(19,600)	(1,992)

Net Decrease in net (earnings) loss	€21,813	€7,997	€(1,975)

Descriptions of the categories of the restatement adjustments to Nortel Networks net (earnings) loss for the years ended December 31, 2002, 2001 and 2000 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately €(2,866), €23,293 and €17 for the years ended December 31, 2002, 2001 and 2000, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks S.A. identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks S.A. identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to December 31, 2002, Nortel Networks recorded, prior to the restatement adjustments, €19,962 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks S.A. has reduced special charges by €4,300, €2,087 and €– for the years ended December 31, 2002, 2001 and 2000, respectively. The following table provides details of the total adjustments related to these special charges for the years ended December 31:

	2002	2001	2000

Severance and fringe benefits calculations	€3,465	€1,535	€–

Plant and equipment and real estate related adjustments	1,104	552	–

Contract settlements	–	–	–

Other	(269)	–	–

Total adjustments related to special charges (a)	€4,300	€2,087	€–

Adjustments were made relating to special charges for costs associated with severance and fringe benefits offered to terminated employees. These adjustments were due to calculation errors that resulted in excess charges being recorded at the time of initial recognition, or the failure to properly release or adjust accruals for subsequent changes in estimates and assumptions. In addition, Nortel Networks S.A. identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, and the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Other accruals and provisions

The other accruals and provisions all related to research and development expenses. Nortel Networks S.A. determined that accruals and provisions of approximately €8,803 and €2,597 for the years ended December 31, 2002 and 2001, respectively, should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded.

Global profit split adjustments (Related party)

As a result of the restatement of the financial results of Nortel Networks, certain global profit split adjustments were estimated to reflect the effect of the restatement on the global profit split methodology (see Note 8 for detailed discussion of the related party transactions). Accordingly, Nortel Networks S.A. received an additional charge/(credit) of €(13,096) in 2002, €19,600 in 2001, and €1,992 in 2000. These adjustments were allocated to cost of revenue.

Revenue adjustments

Nortel Networks S.A. recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. In the restatements, Nortel Networks S.A. deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact for these adjustments was a €1,520 decrease, a €380 decrease and no changes to revenues for the years ended December 31, 2002, 2001 and 2000 respectively.

Impacts of the restatements on the accompanying consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying financial statements.

Statement of operations for the year ended December 31, 2002 as restated

Net loss for the year ended December 31, 2002 was reduced by €21,813 from €265,181 to €243,368. The major components of the reduction included:

•	a €8,710 improvement in gross profit which included a €1,520 reduction in revenues which resulted from revenue deferrals and a €10,230 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €2,866 offset by €13,096 of global profit split adjustments for research and development cost sharing arrangement);

•	a €8,803 decrease in research and development expense due to net decrease in other accruals and provisions;

•	a €4,300 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees, plant and equipment write downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline operations.

Statement of operations for the year ended December 31, 2001 as restated

Net loss for the year ended December 31, 2001 was reduced by €7,997 from €442,471 to €434,474. The major components of the reduction included:

•	a €3,313 improvement in gross profit which included a €380 reduction in revenues which resulted from revenue deferrals and a €3,693 improvement to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €23,293 offset by €19,600 of global profit split adjustments for research and development cost sharing arrangement);

•	a €2,597 decrease in research and development expense due to net decrease in other accruals and provisions;

•	a €2,087 decrease in special charges which resulted from the release of accruals associated with severance and fringe benefits for terminated employees and plant and equipment write downs;

Statement of operations for the year ended December 31, 2000 as restated

Net income for the year ended December 31, 2000 was reduced by €1,975 from €126,884 to €124,909. The major components of the reduction included:

•	a €1,975 decrease in gross profit due to an increase to cost of revenues (which resulted from adjustments to contract and customer-related accruals of €17 offset by €1,992 of global profit split adjustments for research and development cost sharing arrangement);

Balance sheets as at December 31, 2002 and 2001 as restated

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at December 31, 2002 and 2001.

Statement of Operations for the year ended December 31

	2002

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€216,442	€(1,520)	€214,922

— related parties	473,223	€–	473,223

	689,665	(1,520)	688,145

Cost of revenues	605,867	(10,230)	595,637

Gross profit (loss)	83,798	8,710	92,508

Selling, general and administrative expense	31,998	–	31,998

Research and development expense	266,388	(8,803)	257,585

Special charges	63,154	(4,300)	58,854

Operating income (loss)	(277,742)	21,813	(255,929)

Other income — net	18,962	–	18,962

Foreign exchange gain (loss)	(1,557)	–	(1,557)

Interest expense	(6,524)	–	(6,524)

Earnings (loss) before income taxes	(266,861)	21,813	(245,048)

Income tax benefit (provision)	1,680	–	1,680

Net earnings (loss)	€(265,181)	€21,813	€(243,368)

Statement of Operations for the year ended December 31

	2001

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€276,295	€(380)	€275,915

— related parties	429,643	€–	429,643

	705,938	(380)	705,558

Cost of revenues	813,165	€(3,693)	809,472

Gross profit (loss)	(107,227)	3,313	(103,914)

Selling, general and administrative expense	74,617	–	74,617

Research and development expense	255,924	(2,597)	253,327

Special charges	76,550	(2,087)	74,463

Operating income (loss)	(514,318)	7,997	(506,321)

Other income — net	46,240	–	46,240

Foreign exchange gain (loss)	4,442	–	4,442

Interest expense	(5,033)	–	(5,033)

Earnings (loss) before income taxes	(468,669)	7,997	(460,672)

Income tax benefit (provision)	26,198	–	26,198

Net earnings (loss)	€(442,471)	€7,997	€(434,474)

Statement of Operations for the year ended December 31

	2000

	As
	previously		As
	reported	Adjustments	restated

(thousands of Euros)

Revenues — external	€633,274	€–	€633,274

— related parties	671,965	€–	671,965

	1,305,239	–	1,305,239

Cost of revenues	1,019,125	1,975	1,021,100

Gross profit (loss)	286,114	(1,975)	284,139

Selling, general and administrative expense	133,148	–	133,148

Research and development expense	88,724	–	88,724

Special charges	2,046	–	2,046

Operating income (loss)	62,196	(1,975)	60,221

Other income — net	128,333	–	128,333

Foreign exchange gain (loss)	(9,882)	–	(9,882)

Interest expense	(6,423)	–	(6,423)

Earnings (loss) before income taxes	174,224	(1,975)	172,249

Income tax benefit (provision)	(47,340)	–	(47,340)

Net earnings (loss)	€126,884	€(1,975)	€124,909

Balance Sheet

	December 31, 2002

	As
	previously		As
(thousands of Euros)	reported	Restatement	restated

ASSETS

Current assets

Cash and cash equivalents	€66,687	€–	€66,687

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	45,665	–	45,665

Inventories — net	58,385	–	58,385

Receivables from related parties	123,272	–	123,272

Income taxes recoverable	–	–	–

Other current assets	99,490	–	99,490

Total current assets	393,499	–	393,499

Plant and equipment — net	125,292	1,656	126,948

Investments at cost	5,632	–	5,632

Deferred income taxes — net	35,304	–	35,304

Other assets	6	–	6

Long-term receivable from related party	140,010	–	140,010

Total assets	€699,743	€1,656	€701,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€–	€–	€–

Note payable to related party	–	–	–

Trade and other accounts payable	157,982	(5,103)	152,879

Payables to related parties	43,528	8,496	52,024

Other accrued liabilities	211,506	(29,572)	181,934

Total current liabilities	413,016	(26,179)	386,837

Other liabilities	1,837	–	1,837

Long-term note payable to related party	200,000	–	200,000

	614,853	(26,179)	588,674

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	306,544	–	306,544

Additional paid-in capital	–	–	–

Retained earnings (deficit)	(221,654)	27,835	(193,819)

Total shareholders’ equity (deficiency)	84,890	27,835	112,725

Total liabilities and shareholders’ equity (deficiency)	€699,743	€1,656	€701,399

Balance Sheet

	December 31, 2001

	As
	previously		As
(thousands of Euros)	reported	Restatement	restated

ASSETS

Current assets

Cash and cash equivalents	€49,304	€–	€49,304

Accounts receivable (less provisions of €10,589 for 2002, €17,950 for 2001)	42,187	–	42,187

Inventories — net	94,065	–	94,065

Receivables from related parties	442,459	–	442,459

Income taxes recoverable	91	–	91

Other current assets	48,665	–	48,665

Total current assets	676,771	–	676,771

Plant and equipment — net	125,425	552	125,977

Investments at cost	10,494	–	10,494

Deferred income taxes — net	31,305	–	31,305

Other assets	12	–	12

Long-term receivable from related party	–	–	–

Total assets	€844,007	€552	€844,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Notes payable	€20,533	€–	€20,533

Note payable to related party	106,048	–	106,048

Trade and other accounts payable	187,230	(1,719)	185,511

Payables to related parties	295,211	21,592	316,803

Other accrued liabilities	186,823	(25,343)	161,480

Total current liabilities	795,845	(5,470)	790,375

Other liabilities	2,454	–	2,454

Long-term note payable to related party	181,000	–	181,000

	979,299	(5,470)	973,829

Guarantees and commitments (note 10)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 61,308,951 for 2002 and 2,307,286 for 2001	35,762	–	35,762

Additional paid-in capital	158,174	–	158,174

Retained earnings (deficit)	(329,228)	6,022	(323,206)

Total shareholders’ equity (deficiency)	(135,292)	6,022	(129,270)

Total liabilities and shareholders’ equity (deficiency)	€844,007	€552	€844,559

3.	Significant accounting policies

Basis of presentation

The accompanying financial statements of Nortel Networks S.A. have been prepared in accordance with accounting principles generally accepted in the United States of America.

As described in note 2, the statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000 and balance sheets as at December 31, 2002 and 2001, including the applicable notes, have been restated.

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

Nortel Networks S.A. recognizes revenue under Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts” (“SOP 81-1”), SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”), and Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”) depending upon the terms of the contract.

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

Had Nortel Networks S.A. applied the fair value based method in prior years, regarding the participation of its eligible employees and directors in the stock option programs of Nortel Networks Corporation, Nortel Networks S.A.’s reported net earnings (loss) would have been adjusted to the pro forma amounts as indicated below for each of the three years ended December 31:

	2002	2001	2000

Net earnings (loss) — reported	€(243,368)	€(434,474)	€124,909

Pro forma stock option expense	(30,307)	(42,999)	(35,213)

Net earnings (loss) — pro forma	€(273,675)	€(477,473)	€89,696

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amended the transitional provisions of SFAS 123 for entities choosing to recognize stock-based compensation under the fair value based method of SFAS 123, rather than electing to continue to follow the intrinsic value method of APB 25. Under SFAS 148, Nortel Networks S.A. may adopt the recommendations of SFAS 123 either (1) prospectively to awards granted or modified after the beginning of the year of adoption, (2) retroactively with restatement for awards granted or modified since January 1, 1995, or (3) prospectively to awards granted or modified since January 1, 1995.

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

Comparative figures

Certain of the prior years’ figures in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation and have been restated as set out in note 2.

4.	Financial statement details

Statements of operations

The following table provides details for the years ended December 31:

Other income — net:

	2002	2001	2000

Royalties (a)	€26,556	€49,201	€114,987

Gain (loss) on disposal of assets	(6,042)	3,589	17,880

Other — net	(1,552)	(6,550)	(4,534)

Other income — net	€18,962	€46,240	€128,333

(a)	Affiliated entities pay royalty fees to Nortel Networks S.A. on their total Global System for Mobile communications (“GSM”) technology sales (5 percent of total GSM sales in 2002, 10 percent in 2001, and 15 percent in 2000).

Balance sheets

The following tables provide details as at December 31:

Inventories — net:

	2002	2001

Raw materials	€21,155	€60,302

Work in process	30,527	32,004

Finished goods	6,703	1,759

Inventories — net (a)	€58,385	€94,065

(a)	Net of inventory provisions of €30,312 and €39,504 as at December 31, 2002 and 2001, respectively. Included in trade and other accounts payable are accruals of €8,791 at December 31, 2002 for cancellation charges, for inventory in excess of future demand and for the settlement of certain other claims related to its contract manufacturers or suppliers.

Other current assets:

	2002	2001

Employee receivables	€811	€1,855

Put option (a)	77,500	–

Prepaid rent and other	17,650	31,440

Other receivables	3,529	15,370

Other current assets	€99,490	€48,665

(a)	See Note 10 for a description of the put option.

Plant and equipment — net

	2002	2001

Cost:

Land and buildings	€13,726	€13,726

Leasehold improvements	22,611	22,630

Machinery and equipment	203,473	168,066

Furniture and fixtures	34,771	32,879

Computers	20,119	26,955

Other	5,419	5,346

	300,119	269,602

Less accumulated depreciation:

Buildings	(5,404)	(4,981)

Leasehold improvements	(15,979)	(15,350)

Machinery and equipment	(105,300)	(83,063)

Furniture and fixtures	(27,611)	(16,886)

Computers	(18,487)	(21,361)

Other	(390)	(1,984)

	(173,171)	(143,625)

Plant and equipment — net	€126,948	€125,977

Other accrued liabilities:

	2002	2001

Put option (a)	€77,500	€–

Contract related	33,592	46,935

Outsourcing, selling, general and administration and research & development related	24,811	45,278

Product related	17,285	25,877

Warranty	7,544	9,270

Miscellaneous taxes	(2,169)	6,120

Deferred income	2,144	660

Other	21,227	27,340

Other accrued liabilities	€181,934	€161,480

(a)	See Note 10 for a description of the put option.

Statements of cash flows

The following tables provide details for the years ended December 31:

Interest and income taxes paid:

	2002	2001	2000

Interest paid	€6,524	€5,033	€6,423

Income taxes paid	€121	€30,271	€2,503

Receivables sales:

	2002	2001	2000

Proceeds from new securitizations	€–	€–	€2,015

Proceeds from collections reinvested in revolving period securitizations	€12,086	€235,060	€534,397

5.	Segmented information

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

Geographic information

The following table sets forth external revenues by geographic regions based on the location of the customer for each of the three years ended December 31:

	2002	2001	2000

External revenues

France	€119,155	€146,929	€454,960

EMEA — excluding France	95,168	127,179	177,007

Other	599	1,807	1,307

Total	€214,922	€275,915	€633,274

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

Special charges recorded January 1, 2000 to December 31, 2002 were as follows:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at January 1, 2000	€–	€–	€–	€–	€–

Special charges	2,046	–	–	–	2,046

Cash drawdowns	(2,046)	–	–	–	(2,046)

Non-cash drawdowns	–	–	–	–	–

Provision balance as at December 31, 2000	€–	€–	€–	€–	€–

Special charges	27,435	17,123	20,754	9,151	74,463

Cash drawdowns	(26,346)	(176)	–	(340)	(26,862)

Non-cash drawdowns	–	–	(20,754)	–	(20,754)

Provision balance as at December 31, 2001	€1,089	€16,947	€–	€8,811	€26,847

Special charges	56,763	–	8,916	1,991	67,670

Reversal of prior year amounts	–	(161)	–	(8,655)	(8,816)

Cash drawdowns	(48,629)	(11,511)	–	(1,414)	(61,554)

Non-cash drawdowns	–	–	(8,916)	–	(8,916)

Provision balance as at December 31, 2002	€9,223	€5,275	€–	€733	€15,231

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximately)

	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:

During 2000	–	35	35

During 2001	140	170	310

During 2002	21	468	489

RFT employee notifications as at December 31, 2002	161	673	834

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees include employees performing manufacturing management, sales, marketing, research and development and administrative related activities.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks S.A. recorded special charges of €67,670.

Workforce reduction charges of €56,763 were related to the cost of severance and benefits associated with the approximately 489 employees notified of termination. As at December 31, 2002, the workforce reduction provision balance has been drawn down by cash payments of €48,629, resulting in an ending provision balance for workforce reduction of €9,223. The remaining provision is expected to be substantially drawn down by the end of 2003.

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

Plant and equipment write downs of approximately €8,916 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts net of a reversal of €8,655 related to 2001 charges due to favourable negotiations.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks S.A. recorded charges of €74,463 related to streamlining its operations and activities.

Workforce reduction charges of €27,435 were related to the cost of severance and benefits associated with the approximately 310 employees notified of termination. As at December 31, 2001, the workforce reduction provision balance has been drawn down by cash payments of €26,346, resulting in an ending provision balance for workforce reduction of €1,089.

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

Plant and equipment write downs of approximately €20,754 consisted mainly of the write down to net realizable value of leasehold improvements and manufacturing equipment in the Châteaudun facility.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts.

Year ended December 31, 2000

For the year ended December 31, 2000, Nortel Networks S.A. recorded special charges in the aggregate of €2,046, representing workforce reduction costs related to approximately 35 employees in connection with the outsourcing of certain functions.

The provision balance was fully drawn down in 2000 through cash payments.

7.	Income taxes

The following is a reconciliation of income taxes, calculated at the French income tax rate, to the income tax benefit (provision) included in the accompanying statements of operations for the years ended December 31:

	2002	2001	2000

Income taxes at French rates (2002 — 35.4%, 2001 — 36.4%, 2000 — 37.8%)	€86,364	€167,872	€(65,057)

Research and development credit	6,098	6,098	6,098

Foreign tax	(2,198)	(2,948)	(6,357)

Change in valuation allowance	(83,182)	(144,764)	(1,952)

Utilization of losses	–	–	20,828

Other (a)	(5,402)	(60)	(900)

Income tax benefit (provision)	€1,680	€26,198	€(47,340)

Income tax benefit (provision):

Current	€(2,319)	€(3,460)	€(49,284)

Deferred	3,999	29,658	1,944

	€1,680	€26,198	€(47,340)

(a)	Other includes rate differential as well as permanent differences

The following table shows the significant components included in deferred income taxes as at December 31:

	2002	2001

Deferred income taxes:

Assets:

Tax benefit of tax credits	€12,196	€6,098

Tax benefit of losses	253,761	152,837

Provisions and reserves	14,213	26,318

Other	–	624

	280,170	185,877

Valuation allowance	(227,946)	(144,764)

	52,224	41,113

Liabilities:

Plant and equipment	16,920	9,808

Net deferred income tax assets	€35,304	€31,305

At December 31, 2002, Nortel Networks S.A. had net operating loss carry-forwards of approximately €653,000 of which approximately €304,000 will expire in 2006, €239,000 will expire in 2007 and €110,000 will carry forward indefinitely. Nortel Networks S.A. has provided a valuation allowance on these tax loss carry-forwards and certain deferred income tax assets of approximately €228,000 as at December 31, 2002.

8.	Related party transactions

In the ordinary course of business, Nortel Networks S.A. engages in transactions with Nortel Networks and certain of Nortel Networks affiliates. These transactions are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2002	2001	2000

Billed to related parties

Intercompany revenues	€473,223	€429,643	€671,965

Other income — net	€26,556	€49,201	€114,987

Billed from related parties

Cost of revenues	€85,943	€316,205	€259,055

Selling, general and administrative expense	€38,704	€36,230	€83,060

Research and development expense	€–	€–	€(68,334)

Interest expense	€5,063	€626	€–

Issuance of common shares	€485,363	€–	€–

The following table shows the balance sheet position in respect of related parties as at December 31:

	2002	2001

Receivables from related parties

Due from Nortel Networks Limited	€41,568	€188,690

Due from affiliates	€81,704	€253,769

Payables to related parties

Due to Nortel Networks Limited	€10,425	€231,239

Due to affiliates	€41,599	€85,564

Long-term notes receivable from Nortel Networks Limited	€140,010	€–

Notes payable to related parties

Current	€–	€106,048

Long-term	€200,000	€181,000

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

received a charge in 2001, which was allocated to cost of revenues, of approximately €135,400. Similarly in 2002, Nortel Networks S.A. received a credit of approximately €15,344 which was also allocated to cost of revenues.

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

On December 19, 2002, Nortel Networks S.A. provided Nortel Networks with a revolving loan in the amount of €140,010. This loan is classified as a long-term intercompany note receivable. The loan bears interest at a rate per annum equal to Euribor rate plus one percent. Interest is accrued and due unless an amount larger than the outstanding amount of advances is outstanding under the subordinated loan.

At December 31, 2001, Nortel Networks S.A. had a revolving note payable with an affiliated company in the amount of €106,048. This payable was settled in full in 2002.

9.	Financial Instruments

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

The security became effective in the second quarter of 2002, following the downgrade by Moody’s Investors Services, Inc. (“Moody’s”) of Nortel Networks senior long-term debt to below investment grade. At that time, the security became effective in respect of the December 2001 364-day syndicated credit facilities, which have since expired, as well as any other credit facilities and public debt securities of Nortel Networks which, by their terms, required that the security also apply to them. This included: the April 2002 364-day revolving credit facilities of Nortel Networks and NNI, which have since been terminated; the April 2000 five year syndicated credit facilities of Nortel Networks and NNI; Nortel Networks consolidated outstanding public debt securities; and Nortel Networks guarantee of Nortel Networks Corporation’s 4.25 percent convertible senior notes due September 1, 2008. See note 13 for additional facilities of Nortel Networks in respect of which the security has become effective.

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

10.	Guarantees and commitments

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

11.	Shareholders’ equity

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

12.	Stock-based compensation plans

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

13.	Subsequent events

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

Nortel Networks obligations under the EDC Support Facility are secured on an equal and ratable basis under the security agreements entered into by Nortel Networks and various of its subsidiaries, including the pledge of shares of Nortel Networks S.A. (see note 9). Nortel Networks may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 23rd day of December, 2003.

NORTEL NETWORKS LIMITED

By:	“FRANK A. DUNN”
(Frank A. Dunn, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of December, 2003.

Signature	Title

Principal Executive Officer

“FRANK A. DUNN” (FRANK A. DUNN)	President and Chief Executive Officer, and a Director

Principal Financial Officer

“DOUGLAS C. BEATTY” (DOUGLAS C. BEATTY)	Chief Financial Officer

Principal Accounting Officer

“MICHAEL J. GOLLOGLY” (MICHAEL J. GOLLOGLY)	Controller

Directors:

J.J. BLANCHARD* (J.J. BLANCHARD)	R.A. INGRAM* (R.A. INGRAM)

R.E. BROWN* (R.E. BROWN)	W.A. OWENS* (W.A. OWENS)

J.E. CLEGHORN* (J.E. CLEGHORN)	G. SAUCIER* (G. SAUCIER)

F.A. DUNN* (F.A. DUNN)	S.H. SMITH, JR.* (S.H. SMITH, JR.)

L.Y. FORTIER* (L.Y. FORTIER)	L.R. WILSON* (L.R. WILSON)

	By:*	“DEBORAH J. NOBLE” (DEBORAH J. NOBLE, as attorney-in fact) December 23, 2003