Form 10-Q/A
period 2003-03-31
NORTEL NETWORKS LTD
filed 2003-12-23
CIK 1119664

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 initially filed with the Securities and Exchange Commission (“SEC”) on May 9, 2003 (the “Originally Filed 10-Q”) is being filed to reflect restatements of the following (unaudited) financial statements: consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002; and consolidated balance sheets as at March 31, 2003 and December 31, 2002. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 in connection with our previously announced comprehensive review and analysis of our assets and liabilities and certain related reviews. For a description of the restatements, see “Restatements” in note 2 to the accompanying (unaudited) consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent developments — Restatements” in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibit 31.1, 31.2 and 32, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and the financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon. We are concurrently filing Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, initially filed with the SEC on March 10, 2003, which includes the following (audited) restated financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000; and consolidated balance sheets as at December 31, 2002 and 2001.

For a discussion of events and developments subsequent to March 31, 2003, see:

•	our amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003, which contained (unaudited) restated consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, respectively, (unaudited) restated consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 and (unaudited) restated consolidated balance sheets as at June 30, 2003 and December 31, 2002 which is being filed concurrently with this Amendment No. 1;

•	our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003 and subsequently amended on November 28, 2003, which contained (unaudited) restated consolidated statements of operations for the three and nine month periods ended September 30, 2002, (unaudited) restated consolidated statement of cash flows for the nine month period ended September 30, 2002 and (unaudited) restated consolidated balance sheet as at December 31, 2002; and

•	our other filings subsequent to March 31, 2003.

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
S&P 100, S&P 500 and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

The (unaudited) restated consolidated financial statements and supplementary data, including the notes to the (unaudited) restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to March 31, 2003.

Contents of Consolidated Financial Statements

PAGE

Consolidated Statements of Operations	5

Consolidated Balance Sheets	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8

NORTEL NETWORKS LIMITED
Consolidated Statements of Operations (unaudited) for the three months ended

	March 31,	March 31,
(millions of U.S. dollars)	2003	2002

	As restated *	As restated *
Revenues	$2,376	$2,900
Cost of revenues	1,324	2,161

Gross profit	1,052	739
Selling, general and administrative expense	513	701
Research and development expense	502	565
Amortization of acquired technology	–	5
Special charges	111	422
Gain on sale of businesses	(4)	(6)

Operating loss	(70)	(948)
Other income (expense) — net	13	(10)
Interest expense
Long-term debt	(23)	(38)
Other	(7)	(13)

Loss from continuing operations before income taxes	(87)	(1,009)
Income tax benefit (provision)	(6)	315

	(93)	(694)
Equity in net loss of associated companies — net of tax	(10)	(8)

Net loss from continuing operations	(103)	(702)
Net earnings from discontinued operations — net of tax	164	16

Net earnings (loss) before cumulative effect of accounting change — net of tax	61	(686)
Cumulative effect of accounting change — net of tax	(8)	–

Net earnings (loss)	53	(686)
Dividends on preferred shares	(5)	(5)

Net earnings (loss) applicable to common shares	$48	$(691)

*	See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets (unaudited) as at

	March 31,	December 31,
(millions of U.S. dollars)	2003	2002

	As restated *	As restated *
ASSETS

Current assets

Cash and cash equivalents	$3,845	$3,743

Restricted cash and cash equivalents	227	249

Accounts receivable (less provisions of $432 as at March 31, 2003, $516 as at December 31, 2002)	2,131	2,247

Inventories — net	885	986

Income taxes recoverable	60	58

Deferred income taxes — net	784	793

Other current assets	421	668

Total current assets	8,353	8,744

Investments at cost and associated companies at equity	200	248

Plant and equipment — net	1,435	1,464

Goodwill	2,021	2,021

Deferred income taxes — net	2,863	2,653

Other assets	793	766

Total assets	$15,665	$15,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable	$12	$30

Trade and other accounts payable	776	899

Payroll and benefit-related liabilities	650	499

Contractual liabilities	1,122	1,213

Restructuring	433	537

Other accrued liabilities	2,616	2,894

Long-term debt due within one year	234	233

Total current liabilities	5,843	6,305

Long-term debt	1,894	1,949

Deferred income taxes — net	431	366

Other liabilities	2,397	2,321

	10,565	10,941

Minority interest in subsidiary companies	114	129

Guarantees, commitments and contingencies (notes 10 and 15)

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 at March 31, 2003 and December 31, 2002	536	536

Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 at March 31, 2003 and December 31, 2002	1,211	1,211

Additional paid-in capital	22,005	22,004

Deficit	(17,559)	(17,607)

Accumulated other comprehensive loss	(1,207)	(1,318)

Total shareholders’ equity	4,986	4,826

Total liabilities and shareholders’ equity	$15,665	$15,896

*	See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows (unaudited) for the three months ended

	March 31,	March 31,
(millions of U.S. dollars)	2003	2002

	As restated *	As restated *
Cash flows from (used in) operating activities
Net loss from continuing operations	$(103)	$(702)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	105	158
Non-cash portion of special charges and related asset write downs	(11)	75
Equity in net loss of associated companies	10	8
Current stock option compensation	5	–
Deferred income taxes	21	(326)
Other liabilities	26	(37)
Gain on repurchases of outstanding debt securities	(4)	–
(Gain) loss on sale or write down of investments and businesses	24	(11)
Other — net	27	85
Change in operating assets and liabilities:
Accounts receivable	108	245
Inventories	127	66
Income taxes	(6)	519
Restructuring	(194)	(354)
Accounts payable and accrued liabilities	(235)	(79)
Other operating assets and liabilities	(16)	(42)

Net cash used in operating activities of continuing operations	(116)	(395)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(18)	(103)
Proceeds on disposals of plant and equipment	6	44
Decrease in restricted cash and cash equivalents	20	–
Increase in long-term receivables	(9)	(107)
Decrease in long-term receivables	5	89
Acquisitions of investments and businesses — net of cash acquired	(2)	(19)
Proceeds on sale of investments and businesses	7	24

Net cash from (used in) investing activities of continuing operations	9	(72)

Cash flows from (used in) financing activities
Dividends on preferred shares	(5)	(5)
Decrease in notes payable — net	(13)	(11)
Proceeds from long-term debt	–	11
Repayments of long-term debt	(43)	(2)
Decrease in capital leases payable	(1)	(4)

Net cash used in financing activities of continuing operations	(62)	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(6)

Net cash used in continuing operations	(151)	(484)
Net cash from discontinued operations	253	50

Net increase (decrease) in cash and cash equivalents	102	(434)

Cash and cash equivalents at beginning of period — net	3,743	3,404

Cash and cash equivalents at end of period — net	$3,845	$2,970

*	See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Nortel Networks Limited (“Nortel Networks”) include all majority owned subsidiaries over which Nortel Networks exercises control and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by accounting principles generally accepted in the United States (“GAAP”) in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited consolidated financial statements are the same as those described in Nortel Networks audited consolidated financial statements prepared in accordance with GAAP for the three years ended December 31, 2002, except as described in note 3. Although Nortel Networks is headquartered in Canada, the accompanying unaudited consolidated financial statements are expressed in United States dollars as the greater part of Nortel Networks financial results and net assets are denominated in United States dollars.

As described in note 2, the consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002 and consolidated balance sheets as at March 31, 2003 and December 31, 2002, including the applicable notes, have been restated.

In the opinion of management, all adjustments necessary to effect a fair statement of the results for the periods presented have been made and all such adjustments are of a normal recurring nature. The financial results for the three months ended March 31, 2003 are not necessarily indicative of financial results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003, as subsequently amended by Amendment No. 1 to Nortel Networks Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the SEC on December 23, 2003 (“Nortel Networks 2002 Annual Report”).

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

The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively.

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

Comparative figures

Certain 2002 figures in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2003 presentation and certain 2002 figures have been restated as set out in note 2.

2.	Restatements

In 2001, Nortel Networks entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. Nortel Networks implemented a company-wide restructuring plan to streamline its operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of its capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, Nortel Networks workforce declined significantly from January 1, 2001 to March 31, 2003 and over the same time period Nortel Networks significantly reduced its facilities.

Subsequent to the issuance of its financial statements for the three months ended March 31, 2003, Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), Nortel Networks has determined that approximately $909 and $924 of certain liabilities (primarily accruals and provisions) carried on its previously reported consolidated balance sheets as at March 31, 2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its consolidated financial statements for the periods noted above, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors related to its deferred income tax assets and foreign currency translation accounts. In addition, Nortel Networks made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $442 and $486 as at March 31, 2003 and December 31, 2002, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

	Three months ended	December 31,

	March 31, 2003	2002	2001	2000	Prior years(a)

Revenues

As previously reported	$2,397	$10,546	$17,375	$27,853

Adjustments	(21)	8	(103)	(17)	$(1)

As restated	$2,376	$10,554	$17,272	$27,836

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(67)	$(3,039)	$(11,555)	$(871)

Adjustments	(36)	294	125	28	$4

As restated	$(103)	$(2,745)	$(11,430)	$(843)

Earnings (loss) from discontinued operations — net of tax

As previously reported	$164	$–	$(2,538)	$(414)

Adjustments	–	21	14	–	$–

As restated	$164	$21	$(2,524)	$(414)

Net earnings (loss) applicable to common shares

As previously reported	$92	$(3,061)	$(14,105)	$(1,316)

Adjustments	(44)	315	139	28	$4

As restated	$48	$(2,746)	$(13,966)	$(1,288)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

Nortel Networks has also undertaken a series of physical counts and reconciliations of plant and equipment. While Nortel Networks believes that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in its consolidated balance sheet as at March 31, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net earnings for the three months ended March 31, 2003 and the net decrease in the net loss for the three months ended March 31, 2002, resulting from the restatement adjustments:

Net (decrease) in net earnings/Net decrease in net (loss)

	March 31,	March 31,
	2003	2002

Contract and customer-related accruals	$30	$59

Special charges related to restructuring actions	27	26

Other accruals and provisions	(87)	71

Total accruals and provisions adjustments	(30)	156

Income tax adjustments	4	(47)

Revenue adjustments	(21)	(10)

Foreign currency translation adjustments related to Brazilian operations	3	–

Net (decrease) in net earnings/Net decrease in net (loss)	$(44)	$99

Descriptions of the categories of the restatement adjustments to Nortel Networks net earnings for the three months ended March 31, 2003 and to the net loss for the three months ended March 31, 2002 that were determined as a result of its comprehensive review are set forth below.

Contract and customer-related accruals

Adjustments related to certain contract and customer-related accruals were approximately $30 and $59 for the three months ended March 31, 2003 and 2002, respectively. These accruals were identified as having been accrued in error and were reversed in the appropriate periods. Nortel Networks identified situations in which additional accruals related to certain contracts were recognized when circumstances did not justify such accruals. Certain of these accruals were not supported by adequate documentation. In addition, Nortel Networks identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

Special charges related to restructuring actions

During the period January 1, 2000 to March 31, 2003, Nortel Networks recorded, prior to the restatement adjustments, $5,023 of special charges related to workforce reductions, contract settlement and lease costs, plant and equipment write-downs and other ancillary special charges in connection with the implementation of specific restructuring actions to streamline its operations and activities around core markets and operations. As part of the restatements, Nortel Networks has reduced special charges by $27 and $26 for the three months ended March 31, 2003 and 2002, respectively. The following table provides details of the total adjustments related to these special charges for each of the three months ended:

	March 31,	March 31,
	2003	2002

Severance and fringe benefits calculations	$14	$16

Plant and equipment and real estate related adjustments	7	4

Contract settlements	6	6

Total adjustments related to special charges (a)	$27	$26

(a)	The majority of the total adjustments related to special charges impacted “Special charges” in the consolidated statements of operations. However, $5 of the above noted amounts for each of the three months ended March 31, 2003 and 2002 impacted other lines in the consolidated statements of operations.

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

Adjustments related to special charges for plant and equipment and certain real estate facilities resulted from excess depreciation and amortization charges taken on previously written-down assets, computational errors related to foreign currency, incorrect recognition of proceeds received on the sale of previously written-down assets and the need to recognize additional exit costs for properties which had not previously been accrued to special charges.

Nortel Networks also had appropriately accrued certain costs associated with contract settlements with customers and suppliers related to exit activities. However, the timely reassessment of the estimates and assumptions used to establish these accruals was not carried out and accordingly the restatement adjustments reflected the release of such accruals in the appropriate periods.

Other accruals and provisions

Nortel Networks determined that certain accruals and provisions should not have been recorded as the appropriate conditions and documentation supporting the establishment of these accruals and provisions did not exist at the time of such recognition. The restatement adjustments included the reversal of these accruals and provisions in the periods in which they were originally recorded. Nortel Networks also identified situations where accruals had been released in inappropriate periods. Therefore, certain adjustments have been made to recognize these releases in the appropriate periods.

The net impact of these adjustments was a $87 decrease in net earnings and a $71 decrease in net loss for the three months ended March 31, 2003 and 2002, respectively. The following table details the amounts related to each of these adjustments for each of the three months ended March 31:

	March 31,	March 31,
	2003	2002

Reverse previously released provisions related to inter-company balances	$(35)	$–

Release (reverse previously released) accruals related to finance system upgrades	(15)	10

Reverse accruals related to discretionary bonuses	–	12

Other adjustments to modify accruals	(37)	49

Total adjustments related to other accruals and provisions	$(87)	$71

These restatement adjustments included the reversal of the release of provisions previously established to bring into balance certain inter-company payables and receivables, the reversal of accruals for costs associated with programs to upgrade certain financial information systems and the reversal of accruals for discretionary bonuses in excess of amounts reasonably expected to be paid. Other adjustments made in connection with the restatements related to the need to make modifications to accruals in a number of specific areas, including adjustments to accounts payable balances, warranty provisions, and other accruals and provisions.

Income tax adjustments

The adjustment related to income taxes for the three months ended March 31, 2003 was a $4 decrease to the income tax provision which included $19 from the reversal of a previously written-off withholding tax receivable partially offset by the tax impacts of the restatement adjustments and a correction to the income tax provision which was attributed to the utilization of a portion of the current period’s operating losses against the income earned in discontinued operations. The write-off of the receivable had been recorded in inappropriate periods and adjustments have been made to recognize the write-off in the appropriate periods. The adjustment related to income taxes for the three months ended March 31, 2002 was a $47 decrease in the income tax benefit which resulted primarily from the tax impacts of the restatement adjustments.

Revenue adjustments

Nortel Networks recognized revenue in circumstances in which such revenue should have been deferred to later periods. Adjustments primarily related to the accounting treatment of certain contract related obligations with a limited number of customers. In these cases, such obligations should not have been recorded; rather, recognition of revenue should have been deferred. Also, in the Caribbean and Latin America region, Nortel Networks determined that there were revenue calculation errors. In the restatements, Nortel Networks deferred the recognition of such revenues to the appropriate periods and released associated accrued costs in the appropriate periods. The net impact of these adjustments was a reduction to revenue of $21 and $10 for the three months ended March 31, 2003 and 2002, respectively.

Foreign currency translation adjustments

Nortel Networks had recorded net gains on the translation of foreign currency denominated balances of its Brazilian entities in the currency translation adjustment account included in accumulated other comprehensive loss on its balance sheet. These net gains totaled $3 and nil for the three months ended March 31, 2003 and 2002, respectively. In connection with the comprehensive review, Nortel Networks determined that the appropriate accounting treatment would have been to record the foreign exchange impact in its statement of operations in the appropriate periods.

Impacts of the restatements on the accompanying (unaudited) consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying (unaudited) consolidated financial statements.

Consolidated statement of operations for the three months ended March 31, 2003 as restated

Net earnings applicable to common shares for the three months ended March 31, 2003 was reduced by $44 from $92 to $48. The major components of the reduction included:

•	a $14 improvement in gross profit which included a $21 reduction in revenues which resulted from revenue deferrals and a $35 improvement to cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;
•	a $28 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded releases of other accruals and provisions, including $15 of accruals for costs associated with programs to upgrade certain financial information systems;
•	a $14 increase in research and development expense which resulted primarily from the reversal of previously recorded releases of other accruals and provisions, including $5 of accruals for inter-company out of balance amounts;
•	a $22 decrease in special charges which resulted primarily from the release of accruals associated with severance and fringe benefits for terminated employees; and
•	a $36 decrease in other income primarily from the reversal of previously recorded releases of other accruals and provisions, including $30 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the three months ended March 31, 2002 as restated

Net loss applicable to common shares for the three months ended March 31, 2002 was reduced by $99 from $790 to $691. The major components of the reduction included:

•	a $58 improvement in gross profit which resulted primarily from adjustments to contract and customer-related accruals;
•	a $39 decrease in selling, general and administrative expense which resulted primarily from the release of $12 of accruals for costs associated with discretionary bonuses in excess of amounts reasonably expected to be paid and $10 of accruals for programs to upgrade certain financial information systems;
•	a $12 decrease in research and development expense which resulted from adjustments related to other accruals and provisions;
•	a $21 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and
•	a $16 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated balance sheets as at March 31, 2003 and December 31, 2002

Restatements

The consolidated balance sheets below present the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at March 31, 2003 and December 31, 2002.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at March 31, 2003 and December 31, 2002. The principal reclassifications are set forth below.

As at March 31, 2003

•	a $66 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $117 increase in accounts receivable-net which included a $156 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $6 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $33 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $23 increase in net inventory with related reductions of $7 in other current assets and of $16 in other long-term assets; and
•	a $150 increase in other accrued liabilities including a $156 increase partially offset by a $6 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2002

•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by Nortel Networks as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

Consolidated Statement of Operations (unaudited)

	Three months ended March 31, 2003
	As
	previously		As
	reported	Adjustments	restated

Revenues	$2,397	$(21)	$2,376

Cost of revenues	1,359	(35)	1,324

Gross profit	1,038	14	1,052

Selling, general and administrative expense	485	28	513

Research and development expense	488	14	502

Special charges	133	(22)	111

Gain on sale of businesses	–	(4)	(4)

Operating earnings (loss)	(68)	(2)	(70)

Other income (expense) — net	49	(36)	13

Interest expense

Long-term debt	(24)	1	(23)

Other	(7)	–	(7)

Loss from continuing operations before income taxes and equity in net loss of associated companies	(50)	(37)	(87)

Income tax benefit (expense)	(10)	4	(6)

	(60)	(33)	(93)

Equity in net loss of associated companies — net of tax	(7)	(3)	(10)

Net loss from continuing operations	(67)	(36)	(103)

Net earnings from discontinued operations — net of tax	164	–	164

Net earnings (loss) before cumulative effect of accounting change — net of tax	97	(36)	61

Cumulative effect of accounting change — net of tax	–	(8)	(8)

Net earnings (loss)	97	(44)	53

Dividends on preferred shares	(5)	–	(5)

Net earnings (loss) applicable to common shares	$92	$(44)	$48

Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2002
	As
	previously		As
	reported	Adjustments	restated

Revenues	$2,910	$(10)	$2,900

Cost of revenues	2,229	(68)	2,161

Gross profit	681	58	739

Selling, general and administrative expense	740	(39)	701

Research and development expense	577	(12)	565

Amortization of acquired technology	5	–	5

Special charges	443	(21)	422

Gain on sale of businesses	(3)	(3)	(6)

Operating earnings (loss)	(1,081)	133	(948)

Other income (expense) — net	(14)	4	(10)

Interest expense

Long-term debt	(36)	(2)	(38)

Other	(12)	(1)	(13)

Loss from continuing operations before income taxes and equity in net loss of associated companies	(1,143)	134	(1,009)

Income tax benefit (expense)	362	(47)	315

	(781)	87	(694)

Equity in net loss of associated companies — net of tax	(4)	(4)	(8)

Net loss from continuing operations	(785)	83	(702)

Net earnings from discontinued operations — net of tax	–	16	16

Net earnings (loss)	(785)	99	(686)

Dividends on preferred shares	(5)	–	(5)

Net earnings (loss) applicable to common shares	$(790)	$99	$(691)

Consolidated Balance Sheet (unaudited)

	March 31, 2003
	As
	previously			As
	reported	Restatement	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,913	$(2)	$(66)	$3,845

Restricted cash and cash equivalents	227	–	–	227

Accounts receivable — net	2,028	(14)	117	2,131

Inventories — net	846	16	23	885

Income taxes recoverable	60	–	–	60

Deferred income taxes — net	784	–	–	784

Other current assets	419	9	(7)	421

Total current assets	8,277	9	67	8,353

Investments at cost and associated companies at equity	211	(11)	–	200

Plant and equipment — net	1,396	39	–	1,435

Goodwill	2,021	–	–	2,021

Deferred income taxes — net	3,026	(163)	–	2,863

Other assets	749	20	24	793

Total assets	$15,680	$(106)	$91	$15,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$78	$–	$(66)	$12

Trade and other accounts payable	803	(27)	–	776

Payroll and benefit-related liabilities	664	(14)	–	650

Contractual liabilities	1,457	(335)	–	1,122

Restructuring	680	(247)	–	433

Other accrued liabilities	2,634	(168)	150	2,616

Long-term debt due within one year	234	–	–	234

Total current liabilities	6,550	(791)	84	5,843

Long-term debt	1,864	(1)	31	1,894

Deferred income taxes — net	431	–	–	431

Other liabilities	2,408	13	(24)	2,397

	11,253	(779)	91	10,565

Minority interests in subsidiary companies	70	44	–	114

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 30,000,000 at March 31, 2003	536	–	–	536

Common shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 1,460,978,638 at March 31, 2003	1,211	–	–	1,211

Additional paid-in capital	21,991	14	–	22,005

Deficit	(18,000)	441	–	(17,559)

Accumulated other comprehensive loss	(1,381)	174	–	(1,207)

Total shareholders’ equity	4,357	629	–	4,986

Total liabilities and shareholders’ equity	$15,680	$(106)	$91	$15,665

Consolidated Balance Sheet (unaudited)

	December 31, 2002
	As
	previously			As
	reported	Adjustments	Reclassification	restated

ASSETS

Current assets

Cash and cash equivalents	$3,813	$–	$(70)	$3,743

Restricted cash and cash equivalents	249	–	–	249

Accounts receivable — net	1,993	(11)	265	2,247

Inventories — net	889	7	90	986

Income taxes recoverable	58	–	–	58

Deferred income taxes — net	793	–	–	793

Other current assets	706	14	(52)	668

Total current assets	8,501	10	233	8,744

Investments at cost and associated companies at equity	246	2	–	248

Plant and equipment — net	1,441	23	–	1,464

Goodwill	2,021	–	–	2,021

Deferred income taxes — net	2,797	(144)	–	2,653

Other assets	747	9	10	766

Total assets	$15,753	$(100)	$243	$15,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$100	$–	$(70)	$30

Trade and other accounts payable	931	(32)	–	899

Payroll and benefit-related liabilities	513	(14)	–	499

Contractual liabilities	1,546	(333)	–	1,213

Restructuring	761	(224)	–	537

Other accrued liabilities	2,803	(215)	306	2,894

Long-term debt due within one year	233	–	–	233

Total current liabilities	6,887	(818)	236	6,305

Long-term debt	1,919	(1)	31	1,949

Deferred income taxes — net	366	–	–	366

Other liabilities	2,351	(6)	(24)	2,321

	11,523	(825)	243	10,941

Minority interests in subsidiary companies	78	51	–	129

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited; issued and outstanding shares: 30,000,000 at December 31, 2002	536	–	–	536

Common shares, without par value issued and outstanding shares: 1,460,978,638 at December 31, 2002	1,211	–	–	1,211

Additional paid-in capital	21,991	13	–	22,004

Deficit	(18,093)	486	–	(17,607)

Accumulated other comprehensive loss	(1,493)	175	–	(1,318)

Total shareholders’ equity	4,152	674	–	4,826

Total liabilities and shareholders’ equity	$15,753	$(100)	$243	$15,896

3.	Accounting changes

(a)	Stock-based compensation

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

Had Nortel Networks applied the fair value based method to all stock-based awards, reported net earnings (loss) would have decreased (increased) to the pro forma amounts indicated below for each of the three months ended:

	March 31,	March 31,
	2003	2002

Net earnings (loss) applicable to common shares	$48	$(691)

Stock-based compensation — reported(a)	15	2

Pro forma stock-based compensation(b)	(62)	(238)

Net earnings (loss) applicable to common shares — pro forma	$1	$(927)

(a)	Included in stock-based compensation — reported for the three months ended March 31, 2003 was stock option expense of $5 (net of tax of nil) and restricted stock units expense of $10 (net of tax of nil).
(b)	Pro forma stock-based compensation was net of tax of $12 and $69 for the three months ended March 31, 2003 and 2002, respectively.

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

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of NNC or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45, which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. The adoption of FIN 45 did not have a material impact on the business, results of operations and financial condition of Nortel Networks. See note 10 for additional disclosure on guarantees.

(c)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required recognition of a liability when an entity committed to an exit plan. The effect of SFAS 146 will be to change the timing of recognition of certain liabilities and no material valuation differences are expected. Plans initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks adopted the requirements of SFAS 146 effective January 1, 2003. See note 6 for additional disclosure and the effects of adoption of SFAS 146.

(d)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS”) which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability is initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded liability is recognized as income or loss on settlement. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS 143. The adoption of SFAS 143 resulted in a decrease to net earnings of $8 (net of tax of nil) which has been reported as a cumulative effect of an accounting change, the recording of a long-lived asset of $5 and an asset retirement obligation liability of $13.

4.	Consolidated financial statement details

The following unaudited consolidated financial statement details are presented as at March 31, 2003 and December 31, 2002 for the consolidated balance sheet details, and for each of the three months ended March 31, 2003 and 2002 for the consolidated statement of cash flows:

Consolidated balance sheets

Inventories — net:

	March 31,	December 31,
	2003	2002

Raw materials	$302	$343

Work in process	280	308

Finished goods	303	335

Inventories — net(a)	$885	$986

(a)	Net of inventory provisions of $959 and $1,070 as at March 31, 2003 and December 31, 2002, respectively. Included in Other accrued liabilities were accruals of $156 and $167 at March 31, 2003 and December 31, 2002, respectively for cancellation charges, inventory in excess of future demand and the settlement of certain other claims related to contract manufacturers or suppliers.

Plant and equipment — net:

	March 31,	December 31,
	2003	2002

Cost:

Land	$56	$53

Buildings	1,216	1,161

Machinery and equipment	3,348	3,389

	4,620	4,603

Less accumulated depreciation:

Buildings	(488)	(481)

Machinery and equipment	(2,697)	(2,658)

	(3,185)	(3,139)

Plant and equipment — net	$1,435	$1,464

Other accrued liabilities:

	March 31,	December 31,
	2003	2002

Outsourcing and selling, general and administrative related	$568	$616

Customer deposits	84	58

Product related	325	343

Warranty	250	253

Deferred income	588	586

Advance billings in excess of revenues(a)	194	365

Miscellaneous taxes	99	126

Income taxes payable	74	98

Current liabilities of discontinued operations	64	44

Interest expense	32	52

Other	338	353

Other accrued liabilities	$2,616	$2,894

(a)	Amounts represent billings in excess of revenues recognized to date on long-term contracts.

Consolidated statements of cash flows

Interest and income taxes paid (recovered):

	March 31,	March 31,
	2003	2002

Interest paid	$43	$70

Income taxes paid (recovered)	$21	$(506)

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

Segments

The following tables set forth information by segment for each of the three months ended:

	March 31,	March 31,
	2003	2002

Revenues

Wireless Networks	$934	$1,123

Enterprise Networks	611	670

Wireline Networks	561	686

Optical Networks	269	406

Other	1	15

Total	$2,376	$2,900

Contribution margin

Wireless Networks	$317	$260

Enterprise Networks	150	85

Wireline Networks	158	128

Optical Networks	12	(383)

Other	(98)	(52)

Total	539	38

Research and development expense	(502)	(565)

Amortization of acquired technology	–	(5)

Special charges	(111)	(422)

Gain on sale of businesses	4	6

Other income (expense) — net	13	(10)

Interest expense	(30)	(51)

Loss from continuing operations before income taxes	$(87)	$(1,009)

For the three months ended March 31, 2003, one customer accounted for 10.3 percent of total revenues. No single customer accounted for greater than 10 percent of revenues for the three months ended March 31, 2002.

6.	Special charges

During the three months ended March 31, 2003, Nortel Networks continued to implement its restructuring work plan initiated in 2001. Changes in the provision for special charges are shown below:

		Contract
		settlement	Plant and
	Workforce	and lease	equipment
	reduction	costs	write downs	Other	Total

Provision balance as at December 31, 2002(a)	$233	$629	$–	$9	$871

Special charges	45	77	(11)	–	111

Cash drawdowns	(137)	(50)	–	(7)	(194)

Non-cash drawdowns	–	–	11	–	11

Provision balance as at March 31, 2003(a)	$141	$656	$–	$2	$799

(a)	At March 31, 2003 and December 31, 2002, the short-term provision balance was $433 and $537, respectively, and the long-term provision balance was $366 and $334, respectively (included in Other liabilities).

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications for the three months ended March 31, 2003	200	590	790

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Three months ended March 31, 2003

For the three months ended March 31, 2003, Nortel Networks recorded total special charges of $111.

Workforce reduction charges of $45 were related to severance and benefit costs associated with approximately 790 employees notified of termination during the three month period ended March 31, 2003 which extended across all segments. These charges were net of $10 relating to provision amounts that were no longer required. During the three month period ended March 31, 2003, the workforce reduction provision balance was drawn down by cash payments of $137. The remaining provision is expected to be substantially drawn down by mid 2004.

Contract settlement and lease costs of $77 consisted of net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space) and leased manufacturing equipment that were no longer required, across all segments. Lease costs represented Nortel Networks estimated future net contractual obligations under its operating leases for those leases that Nortel Networks cannot terminate. Included in the $77 of contract settlement and lease costs was $46 relating to changes in sublease revenue assumptions associated with certain properties and $31 of net lease charges related to newly identified leased facilities and equipment that were no longer required which were valued using the estimated net present value method as prescribed under SFAS 146. During the three months ended March 31, 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $50. The remaining provision, net of approximately $345 in expected sublease revenue, is expected to be substantially drawn down by the end of 2010.

Plant and equipment – net write downs of $(11) were net of $(32) related primarily to changes in the estimated net realizable value of leasehold improvements and related assets. Current period write downs to net realizable value were $21 for various leasehold improvements and excess equipment.

7.	Income taxes

At March 31, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,216, reflecting temporary differences between financial reporting and tax treatment of certain assets and liabilities, in addition to the tax benefit of net operating loss and tax credit carryforwards. These carryforwards expire at various dates beginning in 2003.

During the three months ended March 31, 2003, Nortel Networks recorded a tax expense of $6 on the pre-tax loss of $87 from continuing operations. The valuation allowance was recorded in accordance with SFAS No. 109 “Accounting for Income taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances can be primarily attributed to continued uncertainty in the telecommunications market.

8.	Long-term debt, credit and support facilities

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

The EDC Support Facility provides for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $95 was utilized as at March 31, 2003. The remainder is uncommitted support for performance bonds, receivables sales and/or securitizations, of which $65 was utilized as at March 31, 2003. For additional information, see Nortel Networks 2002 Annual Report and Nortel Networks Current Report on Form 8-K filed February 14, 2003 with the Securities and Exchange Commission.

Nortel Networks obligations under the EDC Support Facility are secured on an equal basis under the existing security agreements entered into by Nortel Networks and various of its subsidiaries that pledge substantially all of the assets of Nortel Networks in favor of certain banks, including the banks under Nortel Networks and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities and the holders of Nortel Networks and NNC’s public debt securities (see note 16).

9.	Financial instruments and hedging activities

During the three months ended March 31, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and were previously fair valued through net earnings (loss).

10.	Guarantees and commitments

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

	March 31,	December 31,
	2003	2002

Bid and performance related bonds(a)	$318	$400

Other bonds(b)	39	35

Total bid, performance related and other bonds	$357	$435

(a)	Net of restricted cash and cash equivalent amounts of $184 and $195 as at March 31, 2003 and December 31, 2002, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $22 and $19 as at March 31, 2003 and December 31, 2002, respectively.

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

	March 31,	December 31,
	2003	2002

Drawn and outstanding — gross(a)	$982	$1,091

Provisions for doubtful accounts	(693)	(799)

Drawn and outstanding — net	289	292

Undrawn commitments	649	801

Total customer financing	$938	$1,093

(a)	Included short-term and long-term amounts.

11.	Restricted cash and cash equivalents

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

12.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for each of the three months ended:

	March 31,	March 31,
	2003	2002

Net earnings (loss)	$53	$(686)

Other comprehensive income (loss) adjustments:

Change in foreign currency translation adjustment(a)	97	(51)

Unrealized gain on investments — net(b)	3	16

Unrealized derivative gain on cash flow hedges — net(c)	11	1

Comprehensive income (loss)	$164	$(720)

(a)	The changes in the foreign currency translation adjustments were not adjusted for income taxes since they related to indefinite term investments in non-United States subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks are measured at fair value. Unrealized holding gains and losses related to these securities were excluded from net earnings (loss) and are included in comprehensive income (loss) until realized. Unrealized gain on investments was net of tax of $4 and $11 for the three months ended March 31, 2003 and 2002, respectively.
(c)	During the three months ended March 31, 2003 and 2002, $1 and $(4), respectively, of net derivative gains (losses) were reclassified to net earnings (loss). Nortel Networks estimates that $9 of net derivative gains included in other comprehensive income (loss) will be reclassified into net earnings (loss) within the next 12 months.

13.	Discontinued operations

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

The following unaudited consolidated financial results for discontinued operations are presented as at March 31, 2003 and December 31, 2002 for the consolidated balance sheets, and for each of the three month periods ended March 31, 2003 and 2002, for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	March 31,	March 31,
	2003	2002

Revenues	$3	$68

Net earnings from discontinued operations — net of tax(a)	$164	$16

(a)	Net earnings from discontinued operations were net of applicable income tax of $8 and nil for the three months ended March 31, 2003 and 2002, respectively.

Consolidated balance sheets:

	March 31,	December 31,
	2003	2002

Accounts receivable — net	$–	$20

Inventories — net	2	–

Deferred income taxes	66	146

Other current assets(a)	2	45

Total current assets of discontinued operations(b)	70	211

Other long-term assets(a)(b)	54	48

Total assets of discontinued operations	$124	$259

Current liabilities(b)(c)	$64	$44

Long-term liabilities(b)	2	2

Total liabilities of discontinued operations	$66	$46

(a)	Included customer financing receivables of nil (net of provisions of $96) and $56 (net of provisions of $486) as at March 31, 2003 and December 31, 2002, respectively.
(b)	Current assets, Other long-term assets, Current liabilities and Long-term liabilities of discontinued operations were included in Other current assets, Other assets, Other accrued liabilities and Other liabilities, respectively, of Nortel Networks consolidated balance sheets.
(c)	Included accruals of $64 and $42 as at March 31, 2003 and December 31, 2002, respectively, related to the future contractual obligations and estimated liabilities during the planned period of disposition.

Consolidated statements of cash flows:

	March 31,	March 31,
	2003	2002

Cash flows from (used in) discontinued operations

Operating activities	$12	$74

Investing activities	241	(24)

Net cash from discontinued operations	$253	$50

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

As at March 31, 2003 and December 31, 2002, Nortel Networks had the following related party amounts on its balance sheet related to NNC and owned subsidiaries of NNC:

	March 31,	December 31,
	2003	2002

Owing from (to) NNC	$28	$(47)

Owing from NNC subsidiaries	$119	$99

Stock option fair value increment (included in shareholders’ equity)	$–	$525

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

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the $750 April 2000 five year credit facilities and the EDC support facility are terminated, or expire, the security will also be released in full. Nortel Networks may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under the EDC Support Facility, in lieu of the security provided under the security agreements (see note 8).

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

Supplemental Consolidating Statement of Operations for the three months ended March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$873	$1,708	$666	$(871)	$2,376

Cost of revenues	441	1,339	415	(871)	1,324

Gross profit	432	369	251	–	1,052

Selling, general and administrative expense	142	318	53	–	513

Research and development expense	198	234	70	–	502

Amortization of acquired technology	–	–	–	–	–

Special charges	36	61	14	–	111

Gain on sale of businesses	(2)	2	(4)	–	(4)

Operating earnings (loss)	58	(246)	118	–	(70)

Other income (expense) — net	42	(25)	(4)	–	13

Interest expense

Long-term debt	(17)	1	(7)	–	(23)

Other	(2)	(14)	9	–	(7)

Earnings (loss) from continuing operations before income taxes	81	(284)	116	–	(87)

Income tax benefit (provision)	152	(296)	138	–	(6)

	233	(580)	254	–	(93)

Equity in net loss of associated companies — net of tax	(344)	805	5	(476)	(10)

Net earnings (loss) from continuing operations	(111)	225	259	(476)	(103)

Net earnings (loss) from discontinued operations — net of tax	164	107	–	(107)	164

Net earnings (loss) from continuing operations before cumulative effect of accounting change — net of tax	53	332	259	(583)	61

Cumulative effect of accounting changes — net of tax	–	(8)	–	–	(8)

Net earnings (loss)	53	324	259	(583)	53

Dividends on preferred shares	(5)	–	–	–	(5)

Net earnings (loss) applicable to common shares	$48	$324	$259	$(583)	$48

Supplemental Consolidating Statement of Operations for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Revenues	$751	$2,034	$797	$(682)	$2,900
Cost of revenues	679	1,514	650	(682)	2,161

Gross profit	72	520	147	–	739

Selling, general and administrative expense	131	508	62	–	701

Research and development expense	197	292	76	–	565

Amortization of acquired technology	–	5	–	–	5

Special charges	70	216	136	–	422

Gain on sale of businesses	(1)	(4)	(1)	–	(6)

Operating loss	(325)	(497)	(126)	–	(948)

Other income (expense) — net	(1)	(11)	2	–	(10)

Interest expense

Long-term debt	(31)	–	(7)	–	(38)

Other	–	(13)	–	–	(13)

Loss from continuing operations before income taxes	(357)	(521)	(131)	–	(1,009)

Income tax benefit	106	119	90	–	315

	(251)	(402)	(41)	–	(694)

Equity in net loss of associated companies — net of tax	(451)	(103)	1	545	(8)

Net loss from continuing operations	(702)	(505)	(40)	545	(702)

Net earnings (loss) from discontinued operations — net of tax	16	10	–	(10)	16

Net earnings (loss)	(686)	(495)	(40)	535	(686)

Dividends on preferred shares	(5)	–	–	–	(5)

Net loss applicable to common shares	$(691)	$(495)	$(40)	$535	$(691)

Supplemental Consolidating Balance Sheet as at March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$(11)	$2,818	$1,038	$–	$3,845

Restricted cash and cash equivalents	18	170	39	–	227

Accounts receivable — net	243	1,298	416	–	1,957

Intercompany/related party accounts receivable	4,629	4,333	2,833	(11,621)	174

Inventories — net	464	230	191	–	885

Income taxes recoverable	2	58	–	–	60

Deferred income taxes — net	263	520	1	–	784

Other current assets	56	245	120	–	421

Total current assets	5,664	9,672	4,638	(11,621)	8,353

Investments at cost and associated companies at equity	1,066	(7,137)	111	6,160	200

Plant and equipment — net	431	721	283	–	1,435

Goodwill	–	1,956	65	–	2,021

Deferred income taxes — net	1,289	1,340	234	–	2,863

Other assets	731	953	1,912	(2,803)	793

Total assets	$9,181	$7,505	$7,243	$(8,264)	$15,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$3	$7	$–	$12

Trade and other accounts payable	295	419	33	–	747

Intercompany/related party accounts payable	195	6,883	4,572	(11,621)	29

Payroll and benefit-related liabilities	59	466	125	–	650

Contractual liabilities	73	694	355	–	1,122

Restructuring	127	181	125	–	433

Other accrued liabilities	598	1,803	215	–	2,616

Long-term debt due within one year	174	7	53	–	234

Total current liabilities	1,523	10,456	5,485	(11,621)	5,843

Long-term debt	1,559	34	301	–	1,894

Deferred income taxes — net	265	97	69	–	431

Other liabilities	848	1,782	2,570	(2,803)	2,397

	4,195	12,369	8,425	(14,424)	10,565

Minority interest in subsidiary companies	–	–	114	–	114

SHAREHOLDERS’ EQUITY

Preferred shares	536	342	–	(342)	536

Common shares	1,211	6,024	703	(6,727)	1,211

Additional paid-in capital	22,005	1,565	4,064	(5,629)	22,005

Deficit	(17,559)	(13,598)	(5,977)	19,575	(17,559)

Accumulated other comprehensive income (loss)	(1,207)	803	(86)	(717)	(1,207)

Total shareholders’ equity	4,986	(4,864)	(1,296)	6,160	4,986

Total liabilities and shareholders’ equity	$9,181	$7,505	$7,243	$(8,264)	$15,665

Supplemental Consolidating Balance Sheet as at December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

ASSETS

Current assets

Cash and cash equivalents	$251	$2,382	$1,110	$–	$3,743

Restricted cash and cash equivalents	6	176	67	–	249

Accounts receivable — net	270	1,488	406	–	2,164

Intercompany/related party accounts receivable	4,200	976	459	(5,552)	83

Inventories — net	524	246	216	–	986

Income taxes recoverable	3	46	9	–	58

Deferred income taxes — net	178	615	–	–	793

Other current assets	182	427	59	–	668

Total current assets	5,614	6,356	2,326	(5,552)	8,744

Investments at cost and associated companies at equity	1,338	(8,037)	118	6,829	248

Plant and equipment — net	409	752	303	–	1,464

Goodwill	–	1,956	65	–	2,021

Deferred income taxes — net	1,062	1,537	54	–	2,653

Other assets	627	1,279	754	(1,894)	766

Total assets	$9,050	$3,843	$3,620	$(617)	$15,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$2	$3	$25	$–	$30

Trade and other accounts payable	356	429	85	–	870

Intercompany/related party accounts payable	153	3,288	2,140	(5,552)	29

Payroll and benefit-related liabilities	32	383	84	–	499

Contractual liabilities	78	751	384	–	1,213

Restructuring	113	308	116	–	537

Other accrued liabilities	637	1,969	288	–	2,894

Long-term debt due within one year	174	8	51	–	233

Total current liabilities	1,545	7,139	3,173	(5,552)	6,305

Long-term debt	1,603	34	312	–	1,949

Deferred income taxes — net	263	95	8	–	366

Other liabilities	813	1,734	1,668	(1,894)	2,321

	4,224	9,002	5,161	(7,446)	10,941

Minority interest in subsidiary companies	–	–	129	–	129

SHAREHOLDERS’ EQUITY

Preferred shares	536	342	–	(342)	536

Common shares	1,211	6,061	982	(7,043)	1,211

Additional paid-in capital	22,004	1,563	4,065	(5,628)	22,004

Deficit	(17,607)	(13,897)	(6,606)	20,503	(17,607)

Accumulated other comprehensive income (loss)	(1,318)	772	(111)	(661)	(1,318)

Total shareholders’ equity	4,826	(5,159)	(1,670)	6,829	4,826

Total liabilities and shareholders’ equity	$9,050	$3,843	$3,620	$(617)	$15,896

Supplemental Consolidating Statement of Cash Flow for the three months ended March 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net earnings (loss) from continuing operations	$(111)	$225	$259	$(476)	$(103)

Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	25	51	29	–	105

Non-cash portion of special charges and related asset write downs	(3)	(5)	(3)	–	(11)

Equity in net loss (earnings) of associated companies	344	(805)	(5)	476	10

Current stock option compensation	1	3	1	–	5

Deferred income taxes	10	(1)	12	–	21

Other liabilities	16	10	–	–	26

Gain on repurchases of outstanding debt securities	(4)	–	–	–	(4)

Loss on sale or write down of investments and businesses	–	24	–	–	24

Other — net	103	(67)	(9)	–	27

Change in operating assets and liabilities:

Accounts receivable	(56)	206	(42)	–	108

Inventories	60	42	25	–	127

Income taxes	8	(22)	8	–	(6)

Restructuring	(39)	(127)	(28)	–	(194)

Accounts payable and accrued liabilities	(18)	(185)	(32)	–	(235)

Other operating assets and liabilities	(262)	132	114	–	(16)

Intercompany/related party activity	(377)	773	(396)	–	–

Net cash from (used in) operating activities	(303)	254	(67)	–	(116)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(3)	(10)	(5)	–	(18)

Proceeds on disposals of plant and equipment	–	6	–	–	6

Decrease in restricted cash and cash equivalents	(11)	9	22	–	20

Increase in long-term receivables	–	(8)	(1)	–	(9)

Decrease in long-term receivables	5	–	–	–	5

Acquisitions of investments and businesses — net of cash acquired	–	(2)	–	–	(2)

Proceeds on sale of investments and businesses	1	6	–	–	7

Net cash from (used in) investing activities	(8)	1	16	–	9

Cash flows from (used in) financing activities

Dividends on preferred shares	(5)	–	–	–	(5)

Decrease in notes payable — net	–	4	(17)	–	(13)

Repayments of long-term debt	(34)	–	(9)	–	(43)

Decrease in capital leases payable	–	(1)	–	–	(1)

Net cash from (used in) financing activities	(39)	3	(26)	–	(62)

Effect of foreign exchange rate changes on cash and cash equivalents	–	13	5	–	18

Net cash from (used in) continuing operations	(350)	271	(72)	–	(151)

Net cash from discontinued operations	88	165	–	–	253

Net increase (decrease) in cash and cash equivalents	(262)	436	(72)	–	102

Cash and cash equivalents at beginning of period — net	251	2,382	1,110	–	3,743

Cash and cash equivalents at end of period — net	$(11)	$2,818	$1,038	$–	$3,845

Supplemental Consolidating Statement of Cash Flow for the three months ended March 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	subsidiaries	subsidiaries	Elimination	Total

Cash flows from (used in) operating activities

Net loss from continuing operations	$(702)	$(505)	$(40)	$545	$(702)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:

Amortization and depreciation	31	110	17	–	158

Non-cash portion of special charges and related asset write downs	26	41	8	–	75

Equity in net loss (earnings) of associated companies	451	103	(1)	(545)	8

Deferred income taxes	(82)	(236)	(8)	–	(326)

Other liabilities	8	(31)	(14)	–	(37)

(Gain) loss on sale of investments and businesses	(6)	(5)	–	–	(11)

Other — net	18	33	34	–	85

Change in operating assets and liabilities:

Accounts receivable	(96)	348	(7)	–	245

Inventories	14	33	19	–	66

Income taxes	222	327	(30)	–	519

Restructuring	(66)	(279)	(9)	–	(354)

Accounts payable and accrued liabilities	(15)	(77)	13	–	(79)

Other operating assets and liabilities	(40)	(33)	31	–	(42)

Intercompany/related party activity	159	(24)	(135)	–	–

Net cash used in operating activities	(78)	(195)	(122)	–	(395)

Cash flows from (used in) investing activities

Expenditures for plant and equipment	(15)	(69)	(19)	–	(103)

Proceeds on disposals of plant and equipment	–	44	–	–	44

Increase in long-term receivables	64	(49)	(122)	–	(107)

Decrease in long-term receivables	17	59	13	–	89

Acquisitions of investments and businesses — net of cash acquired	–	(19)	–	–	(19)

Proceeds on sale of investments and businesses	16	8	–	–	24

Net cash from (used in) investing activities	82	(26)	(128)	–	(72)

Cash flows from (used in) financing activities

Dividends on preferred shares	(5)	–	–	–	(5)

Decrease (increase) in notes payable — net	–	19	(30)	–	(11)

Proceeds from long-term debt	–	–	11	–	11

Repayments of long-term debt	–	–	(2)	–	(2)

Decrease in capital leases payable	–	(4)	–	–	(4)

Net cash from (used in) financing activities	(5)	15	(21)	–	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	1	(5)	(2)	–	(6)

Net cash used in continuing operations	–	(211)	(273)	–	(484)

Net cash from discontinued operations	17	33	–	–	50

Net increase (decrease) in cash and cash equivalents	17	(178)	(273)	–	(434)

Cash and cash equivalents at beginning of period — net	(41)	2,285	1,160	–	3,404

Cash and cash equivalents at end of period — net	$(24)	$2,107	$887	$–	$2,970

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 2 has been revised to reflect the restatements and to update certain forward looking statements to reflect current expectations, as well as to incorporate certain conforming changes.

You should read this section in combination with the accompanying unaudited consolidated financial statements prepared in accordance with United States generally accepted accounting principles. This section contains forward-looking statements and should be read in conjunction with the risk factors described below under “Forward looking statements” which risk factors have been updated to reflect the restatements as well as for events and developments subsequent to March 31, 2003. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of United States dollars unless otherwise stated.

Apart from the revisions described above, this MD&A does not reflect events and developments subsequent to March 31, 2003.

Where we say “we,” “us,” “our,” or “Nortel Networks,” we mean Nortel Networks Limited, or Nortel Networks Limited and its subsidiaries, as applicable. Where we refer to our “2002 Annual Report”, we mean our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, or SEC, on March 10, 2003, as subsequently amended by our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the SEC on December 23, 2003. Where we refer to the “industry”, we mean the telecommunications industry.

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

Recent developments

Restatements

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the telecommunications industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of our capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to March 31, 2003 and over the same time period we significantly reduced our facilities.

Subsequent to the issuance of our financial statements for the three months ended March 31, 2003, we initiated, and disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of our assets and liabilities. On October 23, 2003, we announced that we would restate our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003.

Based on the completion of the comprehensive review and certain related reviews (collectively, the “comprehensive review”), we determined that approximately $909 and $924 of certain liabilities (primarily accruals and provisions) carried on our previously reported consolidated balance sheets as at March 31, 2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following our determination to restate our consolidated financial statements for the periods noted above, we also determined that we would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, we made adjustments to correct errors related to our deferred income tax assets and foreign currency translation accounts. In addition, we made reclassification adjustments within the consolidated balance sheets to better reflect the underlying nature of certain items; these reclassifications did not impact the net assets as at the end of any period. The net effect of all of these adjustments was a reduction in accumulated deficit of $442 and $486 as at March 31, 2003 and December 31, 2002, respectively.

The following presents the impact on revenues and earnings (loss) of the restatement adjustments for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000:

	Three months ended	December 31,
	March 31, 2003	2002	2001	2000	Prior years (a)

Revenues

As previously reported	$2,397	$10,546	$17,375	$27,853

Adjustments	(21)	8	(103)	(17)	$(1)

As restated	$2,376	$10,554	$17,272	$27,836

Earnings (loss)

Earnings (loss) from continuing operations

As previously reported	$(67)	$(3,039)	$(11,555)	$(871)

Adjustments	(36)	294	125	28	$4

As restated	$(103)	$(2,745)	$(11,430)	$(843)

Earnings (loss) from discontinued operations-net of tax

As previously reported	$164	$–	$(2,538)	$(414)

Adjustments	–	21	14	–	$–

As restated	$164	$21	$(2,524)	$(414)

Net earnings (loss) applicable to common shares

As previously reported	$92	$(3,061)	$(14,105)	$(1,316)

Adjustments	(44)	315	139	28	$4

As restated	$48	$(2,746)	$(13,966)	$(1,288)

(a)	The amount in prior years relates to net adjustments in the years 1997 through 1999 which have been reflected as an adjustment to accumulated deficit as of January 1, 2000.

We have also undertaken a series of physical counts and reconciliations of plant and equipment. While we believe that the portion of the work completed to date supports the carrying value of the plant and equipment recorded in our consolidated balance sheet as at March 31, 2003, the conclusion of this work could result in adjustments to the carrying value of certain assets.

The following presents details by category, aggregating to the net decrease in net earnings for the three months ended March 31, 2003 and the net decrease in the net loss for the three months ended March 31, 2002, resulting from the restatement adjustments:

Net (decrease) in net earnings/Net decrease in net (loss)

	March 31,	March 31,
	2003	2002

Contract and customer-related accruals	$30	$59

Special charges related to restructuring actions	27	26

Other accruals and provisions	(87)	71

Total accruals and provisions adjustments	(30)	156

Income tax adjustments	4	(47)

Revenue adjustments	(21)	(10)

Foreign currency translation adjustments related to Brazilian operations	3	—

Net (decrease) in net earnings/Net decrease in net (loss)	$(44)	$99

Impacts of the restatements on the accompanying (unaudited) consolidated financial statements

The following presents a summary of the impact of the restatements for the periods presented in the accompanying (unaudited) consolidated financial statements.

Consolidated statement of operations for the three months ended March 31, 2003 as restated

Net earnings applicable to common shares for the three months ended March 31, 2003 was reduced by $44 from $92 to $48. The major components of the reduction included:

•	a $14 improvement in gross profit which included a $21 reduction in revenues which resulted from revenue deferrals and a $35 improvement to cost of revenues which resulted primarily from adjustments to contract and customer-related accruals;
•	a $28 increase in selling, general and administrative expense which resulted primarily from the reversal of previously recorded releases of other accruals and provisions, including $15 of accruals for costs associated with programs to upgrade certain financial information systems
•	a $14 increase in research and development expense which resulted primarily from the reversal of previously recorded releases of other accruals and provisions, including $5 of accruals for inter-company out of balance amounts;
•	a $22 decrease in special charges which resulted primarily from the release of accruals associated with severance and fringe benefits for terminated employees; and
•	a $36 decrease in other income primarily from the reversal of previously recorded releases of other accruals and provisions, including $30 of accruals for inter-company out of balance amounts.

Consolidated statement of operations for the three months ended March 31, 2002 as restated

Net loss applicable to common shares for three months ended March 31, 2002 was reduced by $99 from $790 to $691. The major components of the reduction included:

•	a $58 improvement in gross profit which resulted primarily from adjustments to contract and customer-related accruals;
•	a $39 decrease in selling, general and administrative expense which resulted primarily from the release of $12 of accruals for costs associated with discretionary bonuses in excess of amounts reasonably expected to be paid and $10 of accruals for programs to upgrade certain financial information systems;
•	a $12 decrease in research and development expense which resulted from adjustments related to other accruals and provisions;
•	a $21 decrease which resulted from the release of special charges primarily related to costs associated with severance and fringe benefits for terminated employees; and

•	a $16 adjustment to discontinued operations for items previously recorded incorrectly as an expense in discontinued operations.

Consolidated balance sheets as at March 31, 2003 and December 31, 2002

Restatements

The consolidated balance sheets included in “Restatements” in note 2 of the accompanying (unaudited) consolidated financial statements present the cumulative impact of the restatement adjustments classified by balance sheet line item as at March 31, 2003 and December 31, 2002.

Reclassification adjustments

In addition to the restatement adjustments, reclassification adjustments were made between line items which also impacted the consolidated balance sheets as at March 31, 2003 and December 31, 2002. The principal reclassifications are set forth below.

As at March 31, 2003
•	a $66 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $117 increase in accounts receivable-net which included a $156 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $6 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $33 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $23 increase in net inventory with related reductions of $7 in other current assets and of $16 in other long-term assets; and
•	a $150 increase in other accrued liabilities including a $156 increase partially offset by a $6 decrease, both related to accounts receivable-net (as noted above).

As at December 31, 2002
•	a $70 reduction to cash and cash equivalents and notes payable to reflect, upon consolidation, that a bank note payable by one subsidiary was fully collateralized by, and could be offset against, a deposit in the same bank by another subsidiary;
•	a $265 increase in accounts receivable-net which included a $370 increase primarily to recognize advance billings in excess of revenues as a liability partially offset by a $64 reclassification from other accrued liabilities to properly offset amounts billed by us as collection agent under receivable sales agreements against the corresponding receivables and a $41 increase in allowance for doubtful accounts for financed receivables which resulted from a reclassification from other long-term assets;
•	a $90 increase in net inventory with related reductions of $52 in other current assets and of $38 in other long-term assets; and
•	a $306 increase in other accrued liabilities including a $370 increase partially offset by a $64 decrease, both related to accounts receivable-net (as noted above).

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

For further information on the restatements see “Significant accounting policies” and “Restatements” in notes 1 and 2, respectively, of the accompanying consolidated financial statements.

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

EDC support facility

On February 14, 2003, we entered into an agreement with Export Development Canada, or EDC, regarding arrangements to provide for support, on a secured basis, of certain of our performance related obligations arising out of normal course business activities. This facility provides for up to $750 in performance related support for our operations and is expected to facilitate improved liquidity. Currently, $300 is committed support for performance bonds. See “Available support facilities” for additional information.

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

Results of operations — continuing operations

Segment revenues

	For the 3 months ended March 31,
	2003	2002	$Change	% Change

Wireless Networks	$934	$1,123	$(189)	(17)

Enterprise Networks	611	670	(59)	(9)

Wireline Networks	561	686	(125)	(18)

Optical Networks	269	406	(137)	(34)

Other(a)	1	15	(14)	(93)

Consolidated	$2,376	$2,900	$(524)	(18)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

	For the 3 months ended March 31,
	2003	2002	$Change	% Change

United States	$1,198	$1,406	$(208)	(15)

EMEA(a)	640	713	(73)	(10)

Canada	127	218	(91)	(42)

Other regions(c)	411	563	(152)	(27)

Consolidated (b)	$2,376	$2,900	$(524)	(18)

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

From a geographic perspective, the 18% decline in revenues was primarily due to a:

•	15% decline in revenues in the United States primarily due to customer capital spending constraints by service provider and enterprise customers;
•	42% decline in revenues in Canada primarily related to continued capital spending constraints experienced by our service provider and enterprise customers;
•	41% decline in revenues in the Caribbean and Latin America region, or CALA, primarily related to continued capital spending constraints experienced by our service provider customers;
•	10% decline in revenues in EMEA primarily due to capital spending constraints by service provider and enterprise customers; and
•	18% decline in revenues in the Asia Pacific region primarily due to continued capital spending constraints by service provider customers and maturing wireless technologies.

First quarter 2003 compared to fourth quarter 2002

Our consolidated revenue declined $144 from $2,520 in the fourth quarter of 2002 to $2,376 in the first quarter of 2003. The decline was primarily due to the seasonality more traditionally associated with the first quarter of our fiscal year as well as a result of the continued capital spending constraints experienced by our customers.

Geographic revenues for the first quarter of 2003 compared to fourth quarter of 2002:

•	decreased 27% in the Asia Pacific region;
•	decreased 4% in the United States;
•	decreased 4% in Canada;
•	increased 9% in CALA; and
•	were relatively flat in EMEA.

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

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

      First quarter 2003 compared to first quarter 2002

The 17% decline in Wireless Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to an ongoing focus by wireless service providers on capital and cash flow management, reflecting slower subscriber growth and increased competition for customers by wireless service providers. As a result of this focus, many customers continued to delay capital expenditures.

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

From a geographic perspective, the 17% decrease in Wireless Networks revenues in the first quarter of 2003 compared to the same period in 2002 was primarily due to a:

•	15% decline in revenues in the United States primarily due to customers’ focus on capital and cash flow management, technology migration and a slower subscriber growth;
•	51% decline in revenues in the Asia Pacific region primarily due to capital spending constraints, network completion and a slower subscriber growth; and
•	71% decline in revenues in Canada primarily due to customer capital spending constraints; partially offset by
•	28% increase in revenues in EMEA primarily due to the resolution of contractual issues, including collectibility, with a certain customer experienced in the second half of 2002 and the award of new GSM contracts with certain service providers in the second half of 2002; and
•	25% increase in revenues in CALA primarily due to new GSM contracts with certain service providers in the second half of 2002.

     First quarter 2003 compared to fourth quarter 2002

Compared to the fourth quarter of 2002, Wireless Networks revenues decreased 8%, primarily due to:

•	a significant decline in CDMA revenues primarily due to customer capital spending constraints driven by their continued focus on capital and cash flow management; and
•	a significant decline in GSM revenues primarily due to continued slow subscriber growth and delays in capital expenditures by service providers; partially offset by
•	a substantial increase in UMTS revenue primarily due to the resolution of contractual issues, including collectibility, with a certain customer experienced in the second half of 2002; and
•	a substantial increase in TDMA revenues primarily due to a certain customer continuing their network expansion.

From a geographic perspective, Wireless Networks revenues decreased 8% in the first quarter of 2003 compared to the fourth quarter of 2002 as a result of a 51% decline in the Asia Pacific region, a 9% decrease in the United States which was partially offset by a 13% increase in EMEA and a 23% increase in CALA.

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

As at December 23, 2003, we expect that overall GSM sales in 2003 will increase compared to 2002 and that revenues from UMTS technologies will remain a small portion of overall Wireless Networks revenue in 2003.

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

Revenues from the circuit and packet voice portion of this segment were essentially flat in the first quarter of 2003 compared to the first quarter of 2002. We experienced a reduction in revenue associated with our integrated voice recognition products due to enterprises employing more stringent capital spending approval processes resulting in purchase decision delays. This decrease was partially offset by a substantial increase in revenues associated with our internet protocol, or IP, telephony solutions as customers continued to migrate towards packet voice solutions.

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

From a geographic perspective, the 9% decline in Enterprise Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	14% decline in revenues in the United States primarily due to customer spending constraints and a reduction in the number of service contract renewals;
•	7% decline in revenues in EMEA primarily due to customer spending constraints; and
•	27% decline in revenues in CALA primarily due to the continued deterioration of the socio-economic situation in Argentina and Venezuela and the associated delays in certain government related contracts.

     First quarter 2003 compared to fourth quarter 2002

Enterprise Networks revenues decreased 5% in the first quarter of 2003 compared to the fourth quarter of 2002. The decline was primarily due to:

•	a significant decline in the data network and security portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year and continuing customer spending constraints; and
•	a moderate decline in the circuit and packet voice portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year and a reduction in revenue associated with our integrated voice recognition products due to enterprises beginning to employ more stringent capital spending approval processes.

From a geographic perspective, the 5% decline in the first quarter of 2003 compared to the fourth quarter of 2002 was primarily due to a 10% decline in the United States and a 4% decline in EMEA which was partially offset by an 8% increase in the Asia Pacific region.

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

From a geographic perspective, the 18% decline in Wireline Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	83% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending constraints experienced by our service provider customers; and
•	17% decline in revenues in EMEA primarily due to a reduction in capital spending by our service provider customers.

     First quarter 2003 compared to fourth quarter 2002

Our Wireline Networks revenues increased 11% in the first quarter of 2003 compared to the fourth quarter of 2002, primarily due to:

•	a substantial increase in the circuit and packet voice portion of this segment primarily due to a substantial increase in revenues in our packet based technologies due to certain new service provider contracts in the second half of 2002 and first quarter of 2003; partially offset by
•	a significant decline in the data networking and security portion of this segment primarily due to the more traditional seasonality associated with the first quarter of our fiscal year.

From a geographic perspective, Wireline Networks revenues increased 11% in the first quarter of 2003 compared to the fourth quarter of 2002 primarily as a result of a 24% increase in the United States and a 68% increase in Canada which was partially offset by a 29% decline in the Asia Pacific region.

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

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

     First quarter 2003 compared to first quarter 2002

The 34% decline in Optical Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily the result of the continuing industry adjustment and substantial reductions in capital spending by our United States and EMEA customers in the long-haul portion of this segment.

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

Also, in the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our first quarter results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In the first quarter of 2002, revenues generated from the optical components assets sold to Bookham were less than 5% of the total revenue of $406. For additional information relating to the sale of these assets to Bookham, you should refer to information contained in our 2002 Annual Report.

Revenue in the metro optical portion of this segment decreased significantly in the first quarter of 2003 compared to the same period in 2002. The significant decrease was primarily due to a substantial decline in revenues in the United States and EMEA as customers in these regions continued to focus on maximizing their return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. The substantial declines in these regions were partially offset by a substantial increase in the Asia Pacific region due to new customer contracts in 2003 compared to the insignificant revenues in the first quarter of 2002.

From a geographic perspective, the 34% decline in Optical Networks revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a:

•	47% decline in revenues in EMEA primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment and customers continuing to focus on maximizing return on invested capital;
•	48% decline in revenues in the United States and a 42% decline in Canada primarily related to a substantial reduction in capital spending; and
•	60% decline in revenues in CALA primarily related to a reduction in capital spending and excess network capacity and assets; partially offset by
•	41% increase in revenues in the Asia Pacific region primarily due to new customer contracts.

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

From a geographic perspective, Optical Networks revenues decreased 22% in the first quarter of 2003 compared to the fourth quarter of 2002 primarily as a result of a 35% decline in the United States, a 55% decline in Canada and a 9% decline in EMEA.

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

Gross profit and gross margin

	For the 3 months ended March 31,
	2003	2002	Change	% Change

Gross profit	$1,052	$739	$313	42

Gross margin	44.3%	25.5%	18.8	74

Gross margin improved 18.8 percentage points in the first quarter of 2003 compared to the first quarter of 2002 primarily due to:

•	approximately $200 of increased provisions in the first quarter of 2002 related to incremental inventory provisions and contract and customer settlement costs not repeated in the first quarter of 2003;
•	an increase of approximately 5 percentage points related to continued improvements in our cost structure primarily as a result of more favorable supplier pricing which was partially offset by continued pricing pressures on the sale of our products;
•	an increase of approximately 2 percentage points related to reductions in other operations related costs; and
•	an improvement of approximately 2 percentage points related to favorable changes in product mix; partially offset by an accrual for the employee return to profitability bonus plan.

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

     Wireline Networks

Wireline Networks gross margin decreased by approximately 6 percentage points in the first quarter of 2003 compared to the same period in 2002. The decline in gross margin was primarily due to:

•	changes in product mix; partially offset by
•	increased provisions recorded in the first quarter of 2002 related to negotiations with our major suppliers which resulted in inventory related provisions and contract and customer settlement costs not repeated in the first quarter of 2003.

     Optical Networks

Optical Networks gross margin improved by approximately 80 percentage points in the first quarter of 2003 compared to the same period in 2002. The improvement in gross margin was primarily due to:

•	significant increased provisions recorded in the first quarter of 2002 related to negotiations with our major suppliers which resulted in inventory related provisions and contract and customer settlement costs;
•	the sale of certain optical components assets to Bookham in the fourth quarter of 2002 and, as a result, our gross margin in the first quarter of 2003 in the optical long-haul portion of this segment excluded the impact of excess capacity of those optical components assets; and
•	improvements in our cost structure and favorable supplier pricing.

Operating expenses

     Selling, general and administrative expense

	For the 3 months ended March 31,
	2003		2002		Change		% Change

SG&A expense		$513		$701		$(188)		(27)

As a percentage of revenues		21.6%		24.2%		N/A		N/A

Selling, general and administrative, or SG&A, expense declined $188 in the first quarter of 2003 compared to the same period in 2002. The substantial decline in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to:

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

     Optical Networks

Optical Networks SG&A expense decreased substantially in the first quarter of 2003 compared to the first quarter of 2002. The decrease in SG&A expense was primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate; and
•	a decrease in provisioning for customer financing receivables.

     Segment contribution margin

	For the 3 months ended March 31,
	2003	2002	$ Change	% Change

Wireless Networks	$317	$260	$57	22

Enterprise Networks	150	85	65	76

Wireline Networks	158	128	30	23

Optical Networks	12	(383)	395	103

Other	(98)	(52)	(46)	(88)

Consolidated	$539	$38	$501	N/A

As a result of the gross margin and SG&A expense improvements mentioned above, our consolidated contribution margin improved by $501 in the first quarter of 2003 compared to the same period in 2002. All of our four reportable segments contributed positive contribution margin in the first quarter of 2003.

     Research and development expense

	For the 3 months ended March 31,
	2003	2002	Change	% Change

R&D expense	$502	$565	$(63)	(11)

As a percentage of revenues	21.1%	19.5%	N/A	N/A

Research and development, or R&D, expense represents our planned investment in our next generation core products across all businesses. R&D expense decreased $63 in the first quarter of 2003 compared to the first quarter of 2002, reflecting workforce reductions and focused investments to drive market leadership across our product portfolios. Included in R&D expense in the first quarter of 2003 was an accrual for the employee return to profitability bonus plan.

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

     Special charges

In the first quarter of 2003, we recorded special charges of $111 related to our continued restructuring work plan to streamline operations and activities around core markets and leadership strategies. Net workforce reduction charges of $45 related to the cost of severance and benefits associated with approximately 800 employees notified of termination during the first quarter of 2003. Net contract settlement and lease costs of $77 related to the cancellation of existing contracts across all segments. Also, we recorded a net increase of $11 in the carrying value of plant and equipment for changes in the estimated net realizable value of leasehold improvements and related assets.

In the first quarter of 2002, we recorded special charges of $422 related to our restructuring work plan. Workforce reduction charges of $298 were related to the cost of severance and benefits associated with the approximately 4,000 employees notified of termination. Contract settlement and lease costs included negotiated settlements of approximately $49 to either cancel contracts or renegotiate existing contracts across all of our segments. Also, we recorded $75 in plant and equipment write downs within global operations, a function that supports all of our segments, and within our Optical Networks reporting segment.

Currently, we expect that approximately $20 to $30 of special charges related to our restructuring work plan will be incurred in the second quarter of 2003.

In the second quarter of 2003, we recorded a net reduction in special charges of $1 associated with our continued restructuring work plan. Included in this net reduction were total reductions of $62 related to revisions to prior accruals.

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited consolidated financial statements.

Interest expense

The decrease in interest expense of $21 in the first quarter of 2003 compared to the same period in 2002 was primarily related to the reduction in the outstanding balances of our notes payable and long-term debt.

Income tax benefit (provision)

In the first quarter of 2003, we recorded a tax expense of $6 on the pre tax loss from continuing operations of $87. The valuation allowance was recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances can be primarily attributed to continued uncertainty in the industry. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in recognition of additional future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, additional tax valuation allowances may be required for all or a portion of our deferred tax assets.

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

Net loss from continuing operations

As a result of the items discussed under our results of operations, our reported net loss from continuing operations improved by $599 in the first quarter of 2003 compared to the first quarter of 2002.

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

Application of critical accounting policies

There have been no changes to our critical accounting policies since December 31, 2002. For a description of our critical accounting policies, see our 2002 Annual Report.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand:

	3 months ended March 31,
	2003	2002

Net cash used in operating activities of continuing operations	$(116)	$(395)

Net cash from (used in) investing activities of continuing operations	9	(72)

Net cash used in financing activities of continuing operations	(62)	(11)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(6)

Net cash used in continuing operations	(151)	(484)

Net cash from discontinued operations	253	50

Net increase (decrease) in cash and cash equivalents	102	(434)

Cash and cash equivalents at beginning of period — net	3,743	3,404

Cash and cash equivalents at end of period — net	$3,845	$2,970

As of March 31, 2003, our primary source of liquidity was our current cash and cash equivalents, or cash. At March 31, 2003, we had cash of $3,845, excluding $227 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers declines more significantly than we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity generating transactions and other conventional sources of external financing. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to our credit facilities when and as needed, or that liquidity generating transactions or financings will be available to us on acceptable terms or at all.

Cash flows used in operating activities were $116 due to a net loss from continuing operations of $103, less an adjustment of $203 for non-cash and other items, plus a net cash outflow of $216 from operating assets and liabilities. Cash inflows of $108 from accounts receivable were primarily due to an increase in outstanding receivables with Nortel Networks Corporation in the first quarter of 2003. Cash inflows of $127 from inventories were primarily due to product shipments exceeding additions to inventories in the first quarter 2003. The net cash outflows of $451 from the remaining operating assets and liabilities were primarily due to:

•	$194 relating to restructuring payments; and
•	the proportionate decrease in our assets and liabilities as a result of the decline in sales volumes and the associated size of the business.

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

Cash flows used in financing activities were $62 and were primarily due to $43 used to reduce our long-term debt, a net reduction of $13 used to reduce our notes payable and dividend payments of $5 on our outstanding preferred shares.

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

     Obligations under special charges

The remaining cash payments of $141 relating to workforce reduction initiatives are expected to be substantially completed by mid 2004. The remaining cash payments of $656 related to contract settlement and lease costs are expected to be substantially completed by the end of 2010. We expect to incur approximately $600 to $700 in restructuring work plan related cash outflows during the remainder of 2003.

As at September 30, 2003, the remaining balance sheet reserve of $93 related to workforce reduction initiatives is expected to be substantially drawn down by mid-2004. The remaining balance sheet reserve of $490, net of approximately $353 in estimated sublease revenues, related to contract settlement and lease costs is expected to be substantially drawn down by the end of 2010. As at December 23, 2003, for the entire year 2003, we currently expect to incur approximately $550 to $600 in restructuring work plan related cash outflows.

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

Our support facility with EDC provides support for certain of our obligations under bid and performance related bonds and may reduce the requirement for us to provide cash collateral to support these obligations. Although this facility provides for up to $750 in support, only $300 is committed support for these bonds. In addition, any bid or performance related bonds with terms that extend beyond June 30, 2004, which is the expiry date of this facility, are currently not eligible for the support provided by this facility. Unless EDC agrees to an extension of the facility or agrees to provide support in respect of any such bid or performance related bonds on a case-by-case basis outside the scope of the facility, we may be required to provide cash collateral to support these obligations. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facilities” for additional information on this support facility and the security agreements.

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

The following table provides information related to our customer financing commitments, excluding our discontinued operations, as at:

	March 31,	December 31,
	2003	2002

Drawn and outstanding — gross (a)	$982	$1,091

Provisions for doubtful accounts	(693)	(799)

Drawn and outstanding — net	289	292

Undrawn commitments	649	801

Total customer financing	$938	$1,093

(a)	Included short-term and long-term amounts

In the first quarter of 2003, our gross customer financing commitments and related provisions each decreased by approximately $100 as a result of the securitization of outstanding balances associated with two of our customers and the write down of a third customer balance as a result of the customer’s bankruptcy restructuring.

We currently have customer financing commitments and/or balances outstanding in connection with the construction of new networks, including 3G wireless networks. Although we may commit to provide customer financing to customers in areas that are strategic to our core businesses, we remain focused on reducing our overall customer financing exposures in accordance with any obligations under our financing agreements. During the first quarter of 2003, we reduced undrawn commitments by $152 reflecting commitment expiration, cancellations and changing customer business plans. As of March 31, 2003, approximately $460 of the $649 in undrawn commitments was not available for funding under the terms of our financing agreements. In addition to being highly selective in providing customer financing, we have programs in place to monitor and mitigate customer credit risk, including performance milestones and other conditions of funding. Management is focused on the strategic use of our customer financing capacity and on reducing the amount of our existing and future customer financing exposure.

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

Discontinued operations

As of March 31, 2003, the remaining accruals of the discontinued access solutions operations totaled $66 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments over the period of disposition. During the first quarter of 2003, we generated cash of approximately $253 on the disposition of various assets from the access solutions operations and associated wind-down activities.

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

If our senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and our rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the $750 April 2000 five year credit facilities and the support facility with EDC are terminated, or expire, the security will also be released in full. We may provide EDC with cash collateral (or any other alternative collateral acceptable to EDC), in an amount equal to the total amount of our outstanding obligations and undrawn commitments and expenses under this facility, in lieu of the security provided under the security agreements.

For additional information relating to our outstanding public debt, the $750 April 2000 five year credit facilities and the support facility with EDC, see “Long-term debt, credit and support facilities” in note 8 of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees, see “Supplemental consolidating financial information” in note 16 of the accompanying unaudited consolidated financial statements. For information relating to our debt ratings, see “Credit ratings” below. See “Forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our credit and support facilities in the future.

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

Credit ratings

Rating on long-term debt
	issued or guaranteed by	Rating on preferred shares
	Nortel Networks Limited/	issued by Nortel Networks
Rating agency	Nortel Networks Corporation	Limited	Last update

Standard & Poor’s Ratings Service	B	CCC	September 18, 2002
Moody’s Investors Services, Inc.	B3	Caa3	November 1, 2002

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

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. However, for those agreements where we have been able to make an estimate, the maximum amount that we would be obliged to pay remains substantially unchanged from the amounts disclosed in our 2002 Annual Report.

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

For additional information related our legal proceedings, see “Contingencies” in note 15 of the accompanying unaudited consolidated financial statements.

Forward looking statements

Certain statements in this Quarterly Report, contain words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “envisions,” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. Some of the factors which could cause results or events to differ from current expectations include, but are not limited to, the risk factors described below. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The risk factors have been updated to reflect the restatements as well as for events and developments subsequent to March 31, 2003.

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

The material weaknesses noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in note 2 of the accompanying unaudited consolidated financial statements and “Recent developments — Restatements” in the MD&A. Our failure to fully address these material weaknesses could have a material adverse effect on our business, results of operations and financial condition. Please see Item 4. Controls and Procedures below.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial statements of Nortel Networks due to adverse changes in financial market prices and rates. Nortel Networks market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in our 2002 Annual Report.

ITEM 4.  Controls and Procedures

This Item 4 has been updated to reflect the restatements as well as for events and developments subsequent to March 31, 2003.

(a) Evaluation of Disclosure Controls and Procedures

Subsequent to the evaluation referenced in Nortel Networks Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2003, Nortel Networks has re-evaluated the effectiveness of the design and operation of Nortel Networks disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in light of the restatements and the identification of certain material weaknesses discussed below.

In connection with the comprehensive and related reviews and work undertaken in connection with the restatements of Nortel Networks financial statements for the years ended December 31, 2002, 2001 and 2000 and the quarterly periods ended March 31 and June 30, 2003 (as more fully described in note 2 to the accompanying (unaudited) consolidated financial statements and “Recent developments — Restatements” in the MD&A), Nortel Networks identified a number of deficiencies in Nortel Networks internal control over financial reporting. In addition, as part of the communications by Nortel Networks independent auditors Deloitte & Touche LLP (“D&T”) to the Nortel Networks Audit Committee with respect to D&T’s interim audit procedures for the year ending December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” each of which constituted a “material weakness” (as each such term is defined under standards established by the American Institute of Certified Public Accountants) in Nortel Networks internal control:

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

(b) Changes in Internal Control

Nortel Networks initiated, and disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2003, a comprehensive review and analysis of its assets and liabilities. On October 23, 2003, Nortel Networks announced it would restate its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and the fiscal quarters ended March 31, 2003 and June 30, 2003. The restatements primarily relate to the determination by Nortel Networks that $909 and $924 of liabilities (primarily accruals and provisions) carried on its previously reported balance sheet as at March 31,

2003 and December 31, 2002, respectively, needed to be released to income. These provisions were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates in the appropriate periods. In certain cases, costs were incorrectly charged to operations rather than to the appropriate provisions. Following its determination to restate its financial statements, Nortel Networks also determined that it would correct certain known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, Nortel Networks has made certain revenue adjustments to reflect revenue which should have been deferred instead of recognized in a particular period. Also, as part of the restatements, Nortel Networks made adjustments to correct errors relating to its deferred income tax assets and foreign currency translation accounts. The net effect of the restatement adjustments to Nortel Networks accumulated deficit as at March 31, 2003 was $442. Please see note 2 to the accompanying (unaudited) consolidated financial statements and “Recent developments — Restatements” in the MD&A for further information concerning the restatements and their impact on Nortel Networks financials statements.

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

There has been no change in Nortel Networks internal control over financial reporting during the period covered by this report or, with the exception of the items noted above, in the period ended September 30, 2003 covered by Nortel Networks Quarterly Report on Form 10-Q filed with the SEC on November 19, 2003, and subsequently amended on November 28, 2003, that has materially affected or is reasonably likely to materially affect Nortel Networks internal control over financial reporting.

PART II

ITEM 6. Exhibits And Reports On Form 8-K

The information set forth in this Item 6 has not been revised to reflect events and developments subsequent to March 31, 2003, except for Exhibits 31.1, 31.2 and 32.

(a)	Exhibits:

10.1	Nortel Networks Limited Restricted Stock Unit Plan, as amended and restated effective January 23, 2003.*

10.2	Nortel Networks Limited SUCCESS Plan, as amended and restated effective January 1, 2003.*

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Nortel Networks Limited furnished a Current Report on Form 8-K dated January 23, 2003 related to its financial results for the fourth quarter and year 2002. Nortel Networks Limited filed a Current Report on Form 8-K dated January 24, 2003 related to its financial results for the fourth quarter and year 2002.

Nortel Networks Limited filed a Current Report on Form 8-K dated February 14, 2003 related to the announcement of a US$750 million support facility between Nortel Networks Limited and Export Development Canada, and the announcement of special matters to be considered at the upcoming annual and special meeting of shareholders of Nortel Networks Corporation, including a proposal for the shareholders to grant the Board of Directors of Nortel Networks Corporation the authority to implement a consolidation of outstanding common shares, in its sole discretion, and a proposal reconfirming and approving amendments to Nortel Networks Corporation’s shareholder rights plan.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 24, 2003 related to its financial results for the first quarter of 2003.

Nortel Networks Limited furnished a Current Report on Form 8-K dated April 24, 2003 related to its financial results for the first quarter of 2003.

* Previously filed as an exhibit to the Originally Filed 10-Q, which was filed with the Securities and Exchange Commission on May 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

“D.C. BEATTY”	“M.J. GOLLOGLY”

D.C. BEATTY Chief Financial Officer	M.J. GOLLOGLY Controller

Date: December 23, 2003