Form 10-K
period 2003-12-31
NORTEL NETWORKS LTD
filed 2005-01-18
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes          No ✓

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓          No

At December 31, 2004, 1,460,978,638 common shares of Nortel Networks Limited were issued and outstanding, all of which were held by Nortel Networks Corporation. The common shares of the registrant are not traded on any stock exchange.

EXPLANATORY NOTE

Nortel Networks Limited previously announced the need to restate its consolidated financial statements for the years ended December 31, 2002 and 2001 and each of its first three quarterly periods for 2003.

The consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the years ended December 31, 2002 and 2001 and the consolidated balance sheet as of December 31, 2002, including the applicable notes, contained in this Annual Report on Form 10-K have been restated.

A number of Nortel Networks past filings with the United States Securities and Exchange Commission remain subject to ongoing review by the United States Securities and Exchange Commission’s Division of Corporation Finance. In addition, the Second Restatement involved the restatement of Nortel Networks consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to Nortel Networks prior filings with the United States Securities and Exchange Commission would be required in order for Nortel Networks to be in full compliance with Nortel Networks reporting obligations under the Securities Exchange Act of 1934. However, Nortel Networks does not believe that it will be feasible to amend Nortel Networks Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A and our 2003 Quarterly Reports due to, among other factors, identified material weaknesses in Nortel Networks internal control over financial reporting, the significant turnover in Nortel Networks finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure expected to be contained in this report and the 2004 Form 10-Qs. Accordingly, Nortel Networks does not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. Nortel Networks believes that it has included in this report all information needed for current investor understanding. Ongoing United States Securities and Exchange Commission review may require Nortel Networks to amend this Annual Report on Form 10-K or Nortel Networks other public filings.

For a description of the restatements, see “Restatement” in note 3 of the accompanying audited consolidated financial statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” contained in this Annual Report on Form 10-K.

i

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, the GLOBEMARK, BUSINESS WITHOUT BOUNDARIES, DMS, OPTERA and UNIVERSAL EDGE are trademarks of Nortel Networks.

ACCESSNODE is a trademark of Zhone Technologies Inc.

CDMA2000 is a trademark of the Telecommunications Industry Association.

CDMAONE — design mark is a trademark of the CDMA Development Group, Inc.

JUNGLEMUX is a trademark of GE Industrial Systems Technology Management Inc.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

RCMP is a trademark of the Royal Canadian Mounted Police.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

ii

PART I

ITEM 1.	Business

Overview

Nortel Networks Limited is a recognized leader in delivering communications capabilities that enhance the human experience, ignite and power global commerce, and secure and protect the world’s most critical information. We offer converged multimedia networks that use innovative packet, wireless, voice and optical technologies and are underpinned by high standards of security and reliability. For both service providers and enterprises, these networks help to drive increased profitability and productivity by reducing costs and enabling new business and consumer services opportunities. We refer to the communications technology, infrastructure and related professional services that we supply as “networking solutions”. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of our business has a technology focus and is dedicated to research and development. This focus forms a core strength and a factor that we believe differentiates us from many of our competitors. We envision a network society where people will be able to connect and interact with information and with each other instantly, simply and reliably, accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

Our networking solutions enable our service provider and enterprise customers to provide their own customers or employees with services to communicate locally, regionally or globally through the use of data, voice and multimedia communications. Our service provider customers include local and long-distance communications companies, wireless service providers and cable operators. Our networking solutions enable our service provider customers to deploy reliable, robust networks that create opportunities to provide revenue-generating services and cost savings. Our enterprise customers include large and small businesses, governments and institutions. Our networking solutions enable our enterprise customers to deploy secure networks with seamless connectivity that provide opportunities for cost efficiency and increased productivity.

During 2003 and up to September 30, 2004, we conducted our business through the following four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks. We refer you to the descriptions of each of these segments below. Effective October 1, 2004, we established a new organizational structure that included, among other things, combining the businesses of our four segments into two business organizations: (i) Carrier Networks and Global Operations; and (ii) Enterprise Networks. We are reviewing the impact of these changes to our reportable segments under applicable accounting standards. The new structure reflects the evolution of the network transformation to converged networks. For financial information by reporting segment and product category, see “Segment information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A.

The Company’s principal executive offices are located at 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada, L6T 5P6, telephone number (905) 863-0000. The Company was incorporated in Canada as the Northern Electric Company, Limited on January 5, 1914. The Company participated in a corporate amalgamation with two of its wholly owned subsidiaries on January 14, 1982. The Company changed its name to Northern Telecom Limited on March 1, 1976, to Nortel Networks Corporation on April 29, 1999, and to Nortel Networks Limited on May 1, 2000. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Corporation, previously known as New Nortel Inc., and BCE Inc., the largest shareholder of the Company prior to the plan of arrangement, and changed its name to Nortel Networks Limited, or NNL. In connection with the plan of arrangement, the Company became the principal operating subsidiary of Nortel Networks Corporation.

Where we say “we”, “us”, “our” or “Nortel Networks”, we mean Nortel Networks Limited or Nortel Networks Limited and its subsidiaries, as applicable. References to “the Company” mean, Nortel Networks Limited without its subsidiaries. Where we refer to the “industry”, we mean the telecommunications industry.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge under “Investor Relations” on our website at www.nortel.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission, or SEC. We have adopted a Code of Ethics known as “Living the Values: A Guide to Ethical Business Practices at Nortel Networks”. We make our Code of Ethics, and all amendments to and waivers of (in accordance with applicable laws) our Code of Ethics, available free of charge under “Corporate Information” on our website at www.nortel.com or by writing to our corporate secretary at Nortel Networks Limited, 8200 Dixie Road, Suite 100, Brampton, Ontario L6T 5P6. Information contained on our website is not incorporated by reference into our annual report on Form 10-K.

Developments in 2003 and 2004

Business environment

In 2003, customer spending remained cautious as a result of tightened capital markets, mainly in the first half of 2003, and customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. We experienced continued industry adjustment and capital spending restrictions by our service provider customers. In 2003, many of our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of their existing networks. Also, excess network capacity and competition continued to exist in the industry, which led to continued pricing pressures on the sale of certain of our products.

During the second half of 2003 and into 2004, we began to experience a period of relative industry stability following an unprecedented period of business realignment that commenced in 2001 in response to a significant industry adjustment. Throughout the second half of 2003 and into 2004, we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks.

The period of relative industry stability that had characterized the second half of 2003 continued into 2004. The moderate growth in 2004 has primarily been a result of customers increasing their investments in:

•	voice over packet technologies;

•	third generation wireless technologies; and

•	expansion and enhancement of existing networks due to subscriber growth and competitive pressures.

In 2004, spending in these areas of our business has been partially offset by customers limiting their investments in mature technologies as they focus on maximizing return on investment capital. In addition, we have continued to experience pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost competitors. Further, while customer support generally remains strong, the ongoing restatement activities and the internal restructuring and realignment programs initiated in August 2004 have adversely impacted business performance in 2004.

Nortel Networks Audit Committee Independent Review; restatements; related matters

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the

Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement .

In late October 2003, the Audit Committees of the Boards of Directors of Nortel Networks and NNC, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WCPHD, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of our and NNC’s Boards of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement (effected today) of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing our and NNC’s 2003 Annual Reports on Form 10-K, or the 2003 Annual Reports, and Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, beyond the SEC’s required filing dates in 2004. We refer to the 2003 Annual Reports and the 2004 Quarterly Reports together as the Reports.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted for as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of focused revenue reviews. As described in more detail in the “Controls and Procedures” section of this report, in light of the resulting adjustments to revenues previously reported in relevant periods, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will seek a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. See “Risk factors/forward looking statements”.

The key developments in 2004 with respect to the foregoing matters are the following:

•	In connection with the Independent Review, we terminated for cause (i) our former president and chief executive officer, former chief financial officer and former controller in April 2004 and (ii) seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

•	We are under investigation by the SEC and the Ontario Securities Commission, or OSC, Enforcement Staff and have received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, has advised us that it would be commencing a criminal investigation into Nortel Networks financial accounting situation. In addition, numerous class action complaints have been filed against Nortel Networks, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against Nortel Networks. See “Contingencies” in note 22 in the accompanying consolidated financial statements.

•	As a result of the delay in filing the Reports, we and NNC were not in compliance with our obligations to deliver the Reports under our and NNC’s public debt indentures and were required to seek waivers from Export Development Corporation, or EDC, under the EDC Support Facility. If we and NNC fail to file all of the Reports by January 15, 2005, EDC will have the right, on such date (absent a further waiver in relation to the delayed filings and certain additional breaches under the EDC Support Facility, or the Related Breaches), to (i) terminate the EDC Support Facility; and (ii) exercise certain rights against collateral or require us to cash collateralize all existing support. In addition, the Related Breaches will continue beyond the filing of the Reports. These delays have also resulted in our inability to use, in its current form, the remaining approximately $800 million of capacity under our shelf registration statement filed with the SEC for various types of securities. In addition, these delays resulted in our termination of our $750 million April 2000 five year credit facilities. See “Liquidity and capital resources” in the MD&A section of this report.

•	The OSC issued an order prohibiting all trading by directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and NNL. The order remains in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities laws.

•	We postponed our Annual Shareholders’ Meeting for 2003 due to the delay in filing our 2003 financial statements.

•	As a result of the delayed filing of certain of the Reports, NNC is in breach of the continued listing requirements of the Toronto Stock Exchange, or TSX, and the New York Stock Exchange, or NYSE. Although each of the TSX and NYSE has verbally confirmed that it has not commenced, nor has any intention of commencing, any suspension or delisting procedures in respect of NNC’s and our listed securities, the commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. The NYSE granted us and NNC an extension of up to March 31, 2005 to file our 2003 Annual Reports, during which time the Nortel Networks Corporation common shares and our and NNC’s other securities will remain listed on the NYSE. The extension is subject to review by the NYSE on an ongoing basis.

•	We suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and the Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investment plans, until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements.

•	On April 28, 2004, Standard and Poor’s, or S&P, downgraded its ratings on NNL, including its long-term corporate credit ratings from “B” to “B-” and its preferred shares ratings from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s Investor’s Service, Inc. changed its outlook to potential downgrade from uncertain. See “Liquidity and capital resources — Credit ratings” in the MD&A section of this report.

Strategic plan

On August 19, 2004, we first announced a new strategic plan which contains the following principal components:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer which has been filled on an interim basis pending the permanent appointment of Susan E. Shepard, as now announced;

•	a streamlined organizational structure to reflect alignment with carrier converged networks;

•	an increased focus on the enterprise market and customers;

•	optimized research and development programs for highly secure, available and reliable converged networks;

•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;

•	the establishment of a chief marketing officer to drive overall marketing strategy;

•	the strategic review of embedded services to assess opportunities in the professional services business; and

•	a distinct focus on government and defense customers.

Our strategic plan also includes a work plan involving focused workforce reductions of approximately 3,250 employees, a voluntary retirement program, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprising voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, however, we continue to hire in certain strategic areas such as investments in the finance organization. Our intention is that our strategic plan will enable us to build on our market leadership in developing the converged networks of the future and improve business efficiency and operating cost performance in an increasingly competitive market. It is our intention to be optimally positioned to maximize strategic opportunities as they arise and leverage our acknowledged strengths in high reliability networks and strong customer loyalty. We continue to drive the business forward with a focus on costs, cash and revenues as strategic goals. We remain committed to our business strategy of technology and solutions evolution in helping our customers transform their networks and implement new applications and services to drive improved productivity.

Other business developments

We engaged in a number of activities in 2003 and 2004, in part to respond to the industry environment and in part to address various business matters that arose during those periods. Some of our activities and other business developments included:

2003

•	realigning our business activities in France and Germany;

•	reducing undrawn customer financing commitments;

•	entering into an agreement with EDC regarding arrangements to provide support for certain of our performance-related obligations; and

•	substantially completing the wind-down of our discontinued access solutions operations.

2004

•	the announcement of our planned divestiture of substantially all of our remaining manufacturing operations to Flextronics International Ltd., or Flextronics;

•	the contribution of certain assets and liabilities of our directory and operator services business in return for a 24% interest in VoltDelta, Resources LLC;

•	the entering into an agreement with Foundry Networks, Inc., or Foundry, to settle outstanding patent infringement claims and counterclaims by us and Foundry; and

•	a strategic arrangement with Bharat Sanchar Nigram Limited to establish a wireless network in India.

For information on these and other developments in 2003, see “Special charges” in note 7, “Acquisitions, divestitures and closures” in note 10, “Long-term debt, credit and support facilities” in note 11 and “Subsequent events” in note 22 of the accompanying consolidated financial statements and “Developments in 2003 and 2004” in the MD&A section of this report.

Networking solutions

Networking

In our industry, networking refers to:

•	the connecting of two or more communications devices, such as telephones and personal computers, across short or long distances to create a “network”;

•	the connecting of two or more networks; or

•	the connecting of equipment used in a network.

Network components

A telecommunications network generally consists of equipment and software that enable network access, core networking and network services. Network access equipment and software enables information to enter or exit a network, and resides with or near an end-user of the network. Network access can be obtained through the use of either wireline cable (such as fiber optic, copper wire or coaxial) or wireless radio signals.

Core networking equipment and software direct, route or “switch” the data, voice and multimedia communications signals from one part of the network to another. Core network equipment and software also transport communications signals to and from network access equipment and other core networking equipment located in another location. These functions are carried out primarily through the use of routers, circuit and packet switches, and fiber optic technologies.

Network services consist of various user capabilities that are enabled through the use of software elements in a network. User capabilities may be configured to extend throughout the network and include features such as location-based services, security services, calling features and multimedia services. Network services can be personalized to suit the user’s needs and to support various applications.

Networking solutions

Our networking solutions include network equipment, software and other technologies that enable communications between two or more points defining a network through the use of data, voice and multimedia networking. Our networking solutions may consist of a combination of products and services provided by our four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. For a discussion of our recent establishment of a new organizational structure that includes, among other things, combining the businesses of our four segments into two business organizations, see “Business — Overview”.

Networking solutions can be circuit-based or packet-based. Our circuit-based networking solutions consist of technologies that require a separate network circuit to be maintained for each communications signal for the duration of the transmission. Our packet-based networking solutions consist of technologies which involve the conversion of a data, voice or multimedia communications signal into pieces, or “packets”, that are directed or routed through the network independently and then re-assembled at the destination. This enables large numbers of communications signals to be directed or routed simultaneously and more efficiently than in circuit networking. Our data networking solutions consist of products and services designed to enable the transportation of data information across a network. Our security solutions consist of products and services designed to ensure that information can be securely transported across a network and to prevent unauthorized users from being able to disrupt the network.

Wireless Networks includes network access and core networking solutions for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks. Enterprise Networks includes circuit and packet voice solutions, and data networking and security solutions used by our enterprise customers. Wireline Networks includes circuit and packet voice solutions, and data networking and security solutions used by our service provider customers. Optical Networks includes metropolitan, regional and long-haul optical transport and switching solutions and managed broadband services. Within each of our reportable segments, our networking solutions also consist of related professional services which may include: strategic planning, network design and engineering; network optimization; network operations planning and consulting; and installation and ongoing technical support.

For more information about our networking solutions, please refer to our segment descriptions below.

Wireless Networks

Products

Wireless networking, also known as mobility networking, refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location. The technology for wireless communications networks has evolved and continues to evolve, through various technology “generations”.

Our existing wireless solutions span second and third generation wireless technologies and most major global digital standards for mobile networks. The majority of wireless communications networks existing today are still based on second generation, or 2G, wireless technologies, which consist of circuit switching technology with modest data transmission capabilities. However, third generation, or 3G, networks have been launched in several regions. 3G wireless technologies consist of packet networking technology with high-speed data, voice and multimedia transmission capabilities.

We support all of the following primary international standards for wireless communications networks:

•	Time Division Multiple Access, or TDMA, is a 2G wireless standard supported mainly in the United States, Canada and the Caribbean and Latin America region, or CALA.

•	Code Division Multiple Access, or CDMA, is a 2G wireless standard, also known as IS-95 or cdmaOne, and is supported globally. CDMA networks are evolving to 3G according to the CDMA 3G 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as CDMA2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO, or Evolution Data

Optimized, and CDMA 3G 1xEV-DV, or Evolution Data and Voice, are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications.

•	Global System for Mobile communications, or GSM, is a 2G wireless standard supported globally. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard, or GPRS. GPRS is viewed as a “2.5G” technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution, or EDGE, is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators. An additional variant of this standard, called GSM-R, focuses on the delivery of communications and control services for railway systems.

•	Universal Mobile Telecommunications System, or UMTS, is now a commercial standard for 3G networks based on Wideband CDMA, or WCDMA, technology. UMTS combines WCDMA-based radio access with packet switching technology to yield high capacity, high speed wireless networks for data, voice and multimedia communications.

We also offer a range of related professional services to our customers.

Network access

Radio network access equipment uses radio waves to provide wireless access to the subscriber’s device, enabling the wireless subscriber to connect to the network to send and receive data, voice and multimedia communications. The key network elements in radio access are base station transceivers or access points and base station/radio network controllers. We offer our customers a wide range of base station transceivers and base station controllers for all of the standards that we support.

Core networking

Core networking equipment directs, routes or “switches” communications signals within a service provider’s wireless communications network. The key network elements in the core part of a wireless communications network are mobile switching centers, home location registers and packet data serving nodes.

•	Mobile switching centers direct or “switch” data, voice and multimedia communications signals from one network circuit to another and also support advanced voice services like 3-way calling, calling party number/name delivery, call holding and call redirection.

•	A home location register is a database that contains subscriber data, such as provisioning and service information, and dynamic information, such as the wireless handset’s current location.

•	Packet data serving nodes are hardware and software network equipment elements that aggregate and manage data communications between wireless subscriber devices and public/private data networks, such as the Internet. Packet data serving nodes deliver valuable network services including content-based billing, security, virtual private networks and quality of service.

Our mobile switching centers, home location registers and packet data serving nodes support all of the primary international standards for wireless communications networks.

Product development

Our wireless networking products in development include the next evolution of our CDMA 3G, GSM/GPRS/EDGE, wireless local area network, or WLAN, and UMTS products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is currently being deployed by several large operators in the United States and Brazil and is generally available for commercial deployment. We are currently working with the various standards bodies to finalize the specifications for CDMA 3G 1xEV-DV.

•	There are several GSM/GPRS/EDGE products that are being developed to allow GSM operators to offer higher data rates on existing GSM spectrum allocations. We have successfully completed customer trials of Adaptive MultiRate, or AMR, base station transceivers. AMR allows service providers to use the radio spectrum allocated to them more efficiently to support more customers on the same network.

•	The enhanced version of our GSM base station controller, the GSM BSC 3000 (formerly, the BSCe3), became generally available for commercial deployment in 2003. Our EDGE base station transceivers, including both hardware and software, are currently in customer trials and are being deployed by several customers in the United States.

•	Our UMTS radio network access and core networking products are generally available and have been launched by several operators in the Europe, Middle East and Africa region, or EMEA, and in the United States. Our UMTS networking products have been deployed in the initial launch of the first commercial UMTS network to be deployed in the United States. We are continuing to develop our UMTS solutions for use in the Asia Pacific (including Greater China) region.

•	We are working at establishing strategic relationships with other companies for research, development and manufacture of equipment that conforms to the Chinese 3G TD-SCDMA standard.

•	We continue to work on developing access technologies such as UMTS-HSDPA, or High Speed Downlink Packet Access, 1x-EV, or single channel Evolution, OFDM, or Orthogonal Frequency Division Multiplexing, and MIMO, or Multiple Input Multiple Output, antenna technologies to increase the speed and efficiency of broadband wireless access from 3G networks deployed today.

•	Our Wireless Mesh Network solution, designed to allow our customers to reduce the costs of high-speed wireless data transport from wireless access networks to wired broadband networks, is now generally available and has been deployed in the United States and Asia Pacific.

•	Our enterprise grade WLAN access products are generally available for commercial deployment by our wireless service provider customers.

Markets

We anticipate that demand for wireless networking equipment will be driven by continued subscriber and traffic growth, and the effectiveness of 2.5G and 3G wireless networking systems. There are two key aspects to the migration from 2G wireless communications technologies to 2.5G and 3G wireless communications technologies. The first is that all current 3G technologies, including CDMA 3G and UMTS, are based on spread spectrum technology. The second is that the migration from 2G to 2.5G and 3G technologies is largely based on a transition from circuit switching technologies in 2G core networks to packet-based networking technologies in 3G core networks. We believe that our extensive experience in deploying CDMA wireless communications networks, combined with our expertise in packet-based networking for wireline networks, will be a competitive strength during the migration from 2G wireless communications networks to 2.5G and 3G wireless communications networks.

Commercial CDMA 3G networks have been launched in the United States, Canada, CALA and the Asia Pacific region. CDMA networks operating in the 450 MHz radio spectrum are also expanding into Central and Eastern Europe. GPRS and UMTS networks have already been launched in EMEA, the Asia Pacific region and the United States. In addition, EDGE has been launched to support higher speed transmission of data in the United States and also by several operators in Western Europe and the Asia Pacific region. GSM-R has already been deployed by many countries across the world, including member states of the European Union, China and India. The GSM-R market is one of the fastest growing segments of the overall wireless market.

In the United States, Canada and CALA, usage rates of wireless communications services continue to increase, and we anticipate that capital spending decisions by wireless service providers will be driven by capacity requirements, new wireless subscribers, increased use of wireless devices for Internet access and technology migration from 2G wireless technologies to 2.5G and 3G wireless technologies. We also anticipate that the migration from 2G to 2.5G and 3G wireless will initially be driven by CDMA 3G 1xRTT and 1xEV-DO deployment for CDMA-based networks, and by GPRS, EDGE and UMTS deployment for GSM- and TDMA-based networks.

Within EMEA, wireless subscriber growth remains slower in many Western European countries, largely due to relatively high wireless subscriber penetration levels. However, other parts of EMEA continue to grow their subscriber base due to the lower market penetration for wireless services. Investment decisions by wireless service providers in Western Europe are being driven by anticipated growth in wireless data communications services. As a result, infrastructure spending in Western Europe is currently primarily driven by the migration from GSM to GPRS and UMTS technologies, and the associated migration from circuit switching technologies to packet-based networking technologies.

In the Asia Pacific region, we anticipate that capital spending by wireless service providers will be driven by the migration to 3G technologies in Japan and Korea, and by continued growth in wireless subscribers in the People’s Republic of China, or China. Growth in China may be further driven by anticipated new national licenses for 3G. However, the timing of the issuance of new national licenses for 3G in China is uncertain. The issuance of new national licenses for 3G in China is also expected to impact the entire 3G market. Many countries in South and South East Asia have very low wireless subscriber penetration levels, and are expected to experience increased wireless subscriber growth over the next five years. India is also anticipated to be a major wireless infrastructure market in the next five years.

Customers

Our Wireless Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services. The top 20 global wireless service providers collectively account for a majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers. None of our Wireless Networks customers represented more than 10% of Nortel Networks consolidated revenues in 2003.

Competition

Our major competitors in the global wireless infrastructure business have traditionally included Telefonaktiebolaget LM Ericsson, Nokia Corporation, Siemens Aktiengesellschaft, Motorola, Inc. and Lucent Technologies Inc. Nokia and Siemens compete in the sale of GSM and UMTS equipment, whereas Lucent competes in the sale of CDMA and UMTS equipment. Motorola is a competitor in the sale of GSM, UMTS and CDMA equipment. Ericsson competes in the sale of equipment for all of the major wireless communications technologies. More recently, Samsung Electronics Co., Ltd. has emerged as a competitor in the sale of CDMA systems, and Huawei Technologies Co., Ltd. and ZTE Corporation have emerged as competitors for GSM, CDMA and UMTS systems in China and many other developing countries. NEC Corporation and Fujitsu Limited have emerged as competitors for UMTS equipment.

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

We intend to compete with our traditional and emerging competitors as the global market for wireless networking equipment migrates to 3G technologies.

Enterprise Networks

Products

Our Enterprise Networks solutions portfolio provides data, voice and multimedia communications solutions for our enterprise customers. We also provide our enterprise customers with related professional services.

Circuit and packet voice solutions

Our voice portfolio includes a broad range of circuit and packet voice communications solutions.

•	Our communications servers and remote gateway products provide converged data, voice and multimedia communications systems, using voice over internet protocol, or IP, or session initiation protocol, or SIP, for service providers and enterprises. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. Our enterprise solutions can be used by customers building new networks and customers who want to transform their existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications.

•	Our customer premises-based circuit and packet telephone switching systems are designed for small, medium and large commercial enterprises and government agencies. These systems provide or can be configured with multiple applications, including voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, converged multimedia applications and other networking capabilities.

•	Our customer contact center, messaging and interactive voice and web service solutions are advanced communications tools designed to work with our customer premises-based solutions. These tools enable employees to efficiently and productively communicate with business contacts and other employees regardless of where they are located, the applicable time zone or whether they choose to interact over the telephone or the Internet.

Data networking and security solutions

We offer a broad range of data networking (packet switching and routing) and security solutions for our enterprise customers. Our packet switching and routing systems include data switching systems, aggregation products, virtual private network gateways and routers, including:

•	Our data switches, secure routers and associated security products provide data switching designed to allow our customers to provide Internet data security and IP services including IP routing, virtual private networks, deep packet inspection, firewall applications, policy management and data traffic flow management. These products also enable our customers to manage and prioritize the Internet content that is provided to end-users and balance the amount of communications traffic on multiple Internet servers.

•	Our Ethernet switch portfolio is a series of high performance packet switches for our enterprise customers’ small to large local area networks that use the Ethernet, a standard computer networking protocol for local area networks.

•	Our multi-protocol routers offer high-speed, high-capacity and medium-capacity data switching to support a wide range of data communications technologies, including multi-protocol label switching, asynchronous transfer mode, IP and frame relay services. Our Ethernet routing switches deliver IP routing and switching.

•	Our portfolio of WLAN service switching products is designed to provide secure and efficient transmission of WLAN data and voice traffic for mobile users. Our WLAN voice products integrate with our communications servers and gateway products to provide a wireless voice over IP solution for our customers.

•	Our portfolio of optical network switching products is designed to extend the range of storage area networks to enable our customers to consolidate their data servers. Our products enable enterprises to deploy these storage area networks in alternate locations, providing geographic redundancy as part of their business continuity strategy.

Product development

We are currently focused on developing products that support the continuing evolution of voice and data communications systems toward converged or combined data, voice and multimedia networks, including:

•	The continued development of our multimedia communication server for enterprise, a product that provides the capability to deliver converged data, voice and multimedia applications and enhanced networking capabilities.

•	Additions to the applications in our communications server products to allow integration of voice over IP, voice extensible markup language, new operating systems and servers, and voice recognition speech products.

•	New developments in data networking products that will deliver resiliency, enable increased data network traffic and provide suitable service levels and network connectivity and power to devices over the same line.

•	The development of the next generation web platform, which will feature higher performance, scalability (that is, the ability to grow a service or capability with incremental cost) and integrated applications.

•	Enhancements to our security portfolio including the new secure sockets layer, or SSL, and switching products and a new high-end secure router product. In addition, we have entered into and continue to pursue strategic relationships that enhance our end-to-end security solutions.

•	Updates to our customer premises-based telephone systems to support our software that enables those systems to function entirely as a packet-based system or as a hybrid packet and circuit switching system.

Markets

We offer Enterprise Networks products to enterprises around the world. With the growth of data, voice and multimedia communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance network that can support various types of communications traffic and applications.

We believe that in order to meet the growing demand for increased capacity at lower per-minute rates, enterprises will transition their circuit-based voice communications to more cost effective packet-based technologies. As a result, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. However, the rate of growth of this progression is unclear.

Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for voice over IP, WLANs and for virtual private networks. In the United States and Canada, enterprise customers are investing in voice over IP as they transition from legacy voice products to our enterprise line of communication servers and remote gateway products that enable conversion from voice communication networks to packet-based networks supporting data, voice and multimedia communications. In EMEA, our customers are beginning to invest in new technologies, such as voice over IP. In the Asia Pacific region, Enterprise Networks customers are investing in networking equipment to improve the connections among their regional sites and branch offices. In CALA, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region.

Customers

We offer our products and services to a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations. Key industry sectors for our business customers include the telecommunications, high-technology manufacturing, government (including the defense sector) and financial services sectors. We also serve customers in the healthcare, retail, education, hospitality, services, transportation and other industry sectors. We are currently focused on increasing our market presence with enterprise customers. In particular, we intend to focus on leading enterprise customers with high performance networking needs. Certain of our service provider customers also act as a distribution channel for our Enterprise Networks sales and include incumbent local telephone companies, competitive local telephone companies and system integrators. None of our Enterprise Networks customers represented more than 10% of Nortel Networks consolidated revenues in 2003.

Competition

Our principal competitors in the sale of our Enterprise Networks solutions are Cisco Systems, Inc., Avaya Inc., Siemens, Alcatel S.A., and NEC Corporation. Avaya is our largest competitor in the sale of voice equipment while Cisco is our largest competitor in the sale of data networking equipment to enterprises. We also compete with smaller companies that address specific niches, such as Juniper Networks, Inc., 3Com Corporation, Foundry Networks, Inc., Extreme Networks, Inc. and Enterasys Networks, Inc. in data networking; and Mitel Networks Corporation in Internet-based voice communications solutions. We expect competition to remain intense as enterprises look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs.

The principal global factors of competition in the sale of our Enterprise Networks solutions include:

•	technology leadership, product features and availability;

•	product quality and reliability;

•	conformity to existing and emerging regulatory and industry standards;

•	sales distribution and channel marketing strategy;

•	warranty and customer support;

•	price and cost of ownership;

•	interoperability with other networking products;

•	installed base of product;

•	alternative solutions offered to enterprises by service providers;

•	the leveraging of existing customer-supplier relationships; and

•	the availability of distribution channels.

Wireline Networks

Products

Our Wireline Networks portfolio addresses the demand by our service provider customers for cost efficient data, voice and multimedia communications solutions. Our wireline solutions, including related professional services, simplify network architectures by bringing data, voice, multimedia and emerging broadband applications for revenue generating services together on one packet network.

Circuit and packet voice solutions

We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as voice over IP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers opportunities for new revenue sources and sustainable operating and capital cost reduction, as well as high levels of reliability and network resiliency. Our solutions include the following:

•	Our wireline voice over packet network solutions for service providers, which include softswitches and media gateways. The portfolio provides the complete range of voice over packet solutions, including local, toll, long-distance and international gateway capabilities, and enables voice applications to run on the new multi-services packet network. These solutions leverage more efficient packet-based, as opposed to circuit-based, technologies that drive reduced capital and operational costs for service providers and provide a platform for the delivery of new revenue-generating services, such as Centrex IP and voice over IP virtual private networks.

•	Our multimedia communications services portfolio allows our customers to deploy new, enhanced multimedia services, including video, collaboration and personal agent services. The portfolio includes a SIP-based application server that can enable an interactive user session involving multimedia elements. For example, personal agent services allow users to customize their communications by selecting the medium over which they wish to receive a particular message (such as wireline or wireless telephony, e-mail and instant messaging) by setting screening criteria such as time of day and day of week, month or year.

•	Our DMS portfolio is a family of digital, circuit-based telephone switches that provides local, toll, long-distance and international gateway capabilities for service providers. Our DMS systems enable service providers to connect end-users making local and long-distance telephone calls. The DMS family of products can evolve to voice over packet solutions.

•	Our Nortel Networks Developers Partner Program helps to drive the interoperability of our voice over IP multimedia communications and DMS portfolios with third party vendors including infrastructure and application companies.

These solutions work alone or in combination with each other to provide traditional voice services, advanced packet voice services and enhanced multimedia services to service providers around the world.

Data networking and security solutions

We offer a wide range of data networking (packet switching and routing) solutions to our service provider customers. Our wide area network, or WAN, solutions and IP service routers enable our service provider customers to offer connectivity solutions and high value services to both enterprises and residential customers. Connectivity solutions include packet services such as: frame relay; Asynchronous Transfer Mode, or ATM; Ethernet; and IP access for digital subscriber line and cable users. High-value services, such as IP virtual private networks, enable an enterprise to connect with other enterprise sites and remote users and to securely connect with business partners. These high-value services also provide enhanced network capabilities, such as network security, network address translation and class of service, that enable service providers to offer a wide range of networking services beyond basic connection to the network. In 2004, we announced a new multiservice provider edge networking device that allows service providers to converge multiple networks at the network edge to enable the delivery of voice, data, multimedia and wireless services over a single, converged network. When we refer to the network edge, we are referring to the point at which access networks meet the core network.

Product development

Research and development investments are focused on creating new and improving existing, packet-based residential and business services for wireline and wireless service providers. Also, we continue to develop products that support the evolution of data, voice and multimedia communications systems toward converged or combined voice and data networks, including:

•	Enhancements to our voice over packet solutions that will allow service providers to connect any business telephone system, using standard voice over IP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will continue to focus on interoperability with other manufacturers’ equipment, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets. We continue to make improvements to our softswitch portfolio by utilizing the latest commercial technology to provide our customers with converged wireline and wireless service support, superior application choices, integrated network management and linear scalable capacity.

•	Enhancements to the MCS 5200, part of our multimedia communications portfolio, that will allow a service provider to offer intelligent multimedia services across any manufacturer’s circuit switches. Additionally, development will focus on increasing the breadth and usability of the MCS 5200 applications.

•	Additions to the DMS portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as businesses that use next generation telephones designed for use in IP networks.

•	Enhancements to our IP services router that enable an increase in the number of residential subscribers and virtual private network sites that can be supported, and the amount of bandwidth that can be applied to an enterprise site. Development will also focus on enhancing the ability of our service provider customers to provide additional revenue-generating services.

•	A focus on cable standards compliance to enhance our solutions for the cable operator markets in the United States, Canada and EMEA, including support for the open cable standard protocol for cable media gateways.

•	Enhancements to our WAN switch portfolio to improve interoperability with other vendors’ products. In addition, development will focus on enhancing the migration to converged networks which simultaneously support data, voice and multimedia.

•	Continued development of a multiservice provider edge networking device designed to converge multiple communications services operating at the IP or multi-protocol label switching network edge. This device is currently undergoing customer trials and is not yet generally available. As well, we continue to develop enhancements to our existing line of WAN switch and IP service router products that are intended to efficiently aggregate different types of data traffic at the network edge.

•	Continued integration of a service provider core network router into our voice over packet portfolio to enable us to provide a complete end-to-end solution.

Markets

With the growth of data, voice and multimedia communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance packet network that can support most types of communications traffic and applications. Converged voice and data networks also provide an opportunity for service providers to offer new revenue-generating services while reducing their ongoing operational costs year over year as they incorporate packet-based technology in their networks. We believe our advantage lies in our ability to transition and upgrade our customers’ installed base of voice and data network solutions to a multimedia IP network.

To meet the growing demand for new revenue generating services and network efficiency, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. We anticipate a continued increase in deployments of service provider voice over IP networks worldwide. While we anticipate growth in voice over IP networks, we also anticipate a decline in legacy voice networks.

Cable operators and new Internet telephone service providers are entering the voice and data markets and are increasing the competitive pressure on established service providers. For example, cable operators provide high speed data services as well as voice services by using voice over IP technology. Similarly, established service providers are using existing broadband networks and expanding those broadband networks to offer bundled services such as telephone, high speed Internet and television services across those broadband networks.

The market for our Wireline Networks products is global. Service providers are expected over the long term to continue to modernize with packet-based networks and converge voice and data communications networks in order to deploy new revenue-generating service offerings. We anticipate an increased emphasis by service providers towards end-user networks in addition to their efforts to modernize the inter-connection of those networks. In EMEA, we also continue to see market demand for certain networking products, including equipment for voice over IP and equipment for virtual private networking. In EMEA, we anticipate continued opportunities with alternate operators, cable operators and wireless operators and anticipate new opportunities in emerging markets.

In the Asia Pacific region, we continue to see market demand for certain networking products, including equipment for voice over IP and multimedia services and equipment for virtual private networking. Deregulation in China has created opportunities for new entrants who are building out their networks with packet-based technologies. In CALA, service providers are also focused on implementing voice over IP technology to enable opportunities for additional growth, network efficiency and revenue-generating services. There is also a growing demand for voice over IP technology among cable operators in CALA.

Customers

We offer our Wireline Networks products and services to a wide range of wireline and wireless service providers around the world. We are focused on increasing our market presence with key global service providers which we currently expect to account for a substantial proportion of service provider capital spending in 2004 and beyond. Our service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communications service providers.

We also offer applicable data networking and security solutions from our Wireline Networks to enterprises for private networking, as well as to service providers and system integrators that in turn build, operate and manage networks for their customers such as businesses, government agencies and utility organizations. None of our Wireline Networks customers represented more than 10% of Nortel Networks consolidated revenues in 2003.

Competition

Our principal competitors in the Wireline Networks business are large communications companies such as Siemens, Alcatel, Cisco and Lucent. In addition, we compete with smaller companies that address specific niches within this market, such as Sonus Systems Limited, BroadSoft, Inc. and Taqua Inc. in packet and Internet-based voice communications solutions; Juniper and Laurel Networks, Inc. in multiservice provider edge solutions; and Ciena Corporation (which acquired Wavesmith Networks, Inc. in 2003) in multiservice WAN solutions; and Redback Networks Inc. in aggregation products. Certain competitors are also strong on a regional basis, such as ZTE Corporation and Huawei in the Asia Pacific region. Some niche competitors are partnering with larger companies to enhance their product offerings and large communications competitors are also looking for these partnerships or alliances to complete their product offerings. No one competitor is dominant in the Wireline Networks market.

The primary global factors of competition for our wireline products include:

•	technology leadership, product features and availability;

•	price and total cost of ownership;

•	ability to create new revenue-generating services for service providers and cable operators;

•	conformity to existing and emerging regulatory and industry standards;

•	installed base of products and customer relationships;

•	network management capabilities;

•	product quality and reliability; and

•	warranty and customer support.

Competition remains intense as a result of reduced investment in existing legacy networks by service providers, the continued consolidation in the service provider industry, and the continued focus by suppliers on selling to large service providers with financial resources.

Optical Networks

Products

Our Optical Networks solutions portfolio addresses the varying optical communication needs of service providers and enterprises. Optical networks transport data, voice and multimedia communications within and between cities, countries or continents by transmitting communications signals in the form of light waves through fiber optic cables. Optical networking is the most common method for transporting communications signals between the various locations within a service provider’s network and is unmatched for delivering vast amounts of data reliably and cost-effectively with service and bandwidth flexibility and scalability.

Our optical networking solutions are designed to provide metropolitan, regional and long-haul, high-capacity transport and switching of data, voice and multimedia communications signals. These solutions include photonic Dense Wavelength Division Multiplexing, or DWDM, transmission solutions, synchronous optical transmission solutions, optical switching solutions and network management and intelligence software. We also offer our customers a variety of related professional services. Our solutions include the following:

•	Our photonic networking DWDM solutions allow multiple light wave signals to be transmitted on the same fiber optic strand simultaneously by using different wavelengths of light to distinguish specific signals, thereby increasing the capacity and flexibility of a network. Our long-haul DWDM line systems span distances up to 2,000 kilometers and our metro DWDM series provides networking solutions within a city or region for up to 350 kilometres.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network, or SONET, standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the Synchronous Digital Hierarchy, or SDH, standard, which is the most common standard in EMEA and many other countries. Our synchronous next-generation SONET/SDH solutions comprise multi-service optical platforms that integrate diverse protocols and technologies to deliver services over a cost effective, scalable and reliable converged services network.

•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another.

•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks.

Our Optical Networks solutions enable customers to enhance and transform their networks towards a scalable and reliable network for delivering diverse high speed data and voice communication services. Such network transformation is expected to increase deployment of managed broadband services, such as:

•	Optical Ethernet solutions that combine the strengths of the Ethernet network computing protocol with those of optical communications. Optical Ethernet solutions transport communications signals carrying Ethernet packets in the form of light waves through fiber optic cables between locations within a city or between cities.

•	Optical storage connectivity solutions, which allow the interconnection of data centers for the efficient preservation and sharing of business-critical data to ensure business continuity and disaster recovery.

•	Managed wavelength solutions, which offer multiple protocol and transmission speed networking capability to reliably interconnect business sites.

In addition, in February 2004, we announced strategic alliances with Calix Networks, Inc., ECI Telecom Ltd. and KEYMILE AG that will expand our broadband networking solutions portfolio and enable our service provider customers to deliver a new set of emerging broadband services to their enterprise and residential end-users.

Product development

We are focused on developing next generation optical networking systems, including the evolution of our next generation SONET/SDH systems, our metro DWDM systems and our optical long-haul line and terminal solutions. In 2003, we:

•	introduced an advanced metro optical network product, our Optical Multiservice Edge 6500, that enables the convergence of multiple platforms onto a single platform enabling reduced network costs and enhanced functionality;

•	enhanced the capabilities of our existing metro optical network products to enable new storage area solutions that address emerging enterprise business continuity requirements; and

•	introduced a new long-haul product that utilizes photonic networking DWDM technology, which assists customers in lowering their network costs by providing improved optical performance.

We continue to develop and enhance our Optical Networks portfolio, including by:

•	enhancing our optical Ethernet portfolio by introducing new Ethernet switching and transport capabilities designed to improve the productivity of our enterprise customers and the services offered by our service provider customers;

•	introducing in 2004, a new common photonic layer product that simplifies and automates the deployment and operation of medium and long-haul optical links;

•	introducing the second release of our high density optical switching system to provide additional customer applications; and

•	investing in improving the density, capacity and flexibility of our optical long-haul transmission systems.

We also continue to invest in core technologies, such as efficient service adaptation, aggregation, switching and management, that enable our customers worldwide to deploy innovative optical networking services which we believe will lead the networking transformation towards high performance packet-based networks.

Markets

We are a leading provider of optical networking products to service providers and enterprises around the world. Compared to the last few years, the global optical market has stabilized. Service providers remain focused on maximizing return on invested capital by increasing their capacity utilization rates and the efficiency of their existing networks. Some service providers have delayed the deployment of next generation products. However, there remain opportunities to deliver new technologies and services that enable service providers to offer additional revenue-generating services. We also expect that enterprises will continue to generate demand for optical networking solutions that enable them to operate their networks more efficiently.

The outlook for optical equipment sales may be further impacted by service providers preferring to lease excess network capacity from others or purchase assets from other operators rather than making capital investments in their own networks. We expect that any additional capital spending by our customers will continue to be directed toward opportunities that enhance customer performance, generate revenue and reduce costs in the near term. However, as service providers begin to more effectively utilize and eventually exceed their network capacity, we expect that they may incrementally enhance that capacity. The timing and impact of these developments remain difficult to predict.

The market for our Optical Networks solutions is global. In the United States and Canada, new networks are not currently being built by service providers in anticipation of market demand, but are instead being built to more closely align with actual end-user demand. Several service providers in the United States have announced plans to deploy optical fiber networks to allow access to these networks by residential end-users. Within EMEA, the building of pan-European optical networks by service providers is now mature and many service providers have begun to focus on building their metropolitan and regional optical networks. We expect that the increased usage of broadband wireless data provided by 3G networks may eventually drive the increased deployment of optical networks. The demand for additional and enhanced services by enterprises is increasing in Europe and may also encourage service providers to invest in the creation of networks that offer services such as optical Ethernet and storage connectivity. In EMEA, European government-sponsored service providers and networking equipment suppliers enjoy favorable positions within many European countries.

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

Customers

Our Optical Networks business is primarily focused on offering our optical networking solutions to service providers around the world. The service provider customers for our optical networking products include local and long-distance telephone companies, cable operators, Internet service providers and other communications service providers. We are currently focused on increasing our market presence with key service provider customers worldwide, which we expect to account for a substantial proportion of service provider optical capital spending.

We are also focused on enterprises and we continue to provide optical solutions for private enterprise networking and also for service providers to build and operate custom dedicated networks for enterprises. We leverage numerous channels for delivering optical networking solutions to enterprises from our own direct sales force for large enterprises and governments and through distributors, resellers and partners to offer our solution to medium-sized enterprises and smaller enterprises. None of our Optical Networks customers represented more than 10% of Nortel Networks consolidated revenues in 2003.

Competition

Our major competitors in the sale of optical networking equipment include Alcatel, Lucent, Siemens, Fujitsu Limited, Marconi plc, Cisco, Huawei, NEC, Ciena and ADVA International Inc. Market position in the global market for optical networking equipment can fluctuate significantly on a quarter-by-quarter basis. However, we continue to be a leading global provider of optical networking equipment. No one competitor is dominant in the optical networking equipment market.

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

Our focus is on increasing market share relative to our competitors.

Sales and distribution

All of our reportable segments use the Nortel Networks direct sales force to market and sell to customers around the world. The Nortel Networks global sales force operates on a regional basis and markets and sells our products and services to customers located in the following regional areas: Canada; United States; CALA; EMEA; and Asia Pacific. Our sales office bases for our direct sales force are aligned with our customers on a country and regional basis.

We have dedicated sales account teams for certain major service provider customers. These dedicated teams are located close to the customers’ main purchasing locations. In addition, teams within the regional sales groups are dedicated to our enterprise customers. Our Enterprise Networks sales teams work directly with the top regional enterprises, and are also responsible for managing regional distribution channels. We also have centralized marketing, product management and technical support teams dedicated to individual product lines that support the global sales and support teams.

In the Asia Pacific region, particularly in China, we also use agents to interface with our customers. In addition, we have some small non-exclusive distribution agreements with distributors in EMEA, CALA and the Asia Pacific region. In Enterprise Networks, certain service providers, system integrators, value-added resellers and stocking distributors act as non-exclusive distribution channels for our products.

Backlog

Our backlog was approximately $3.3 billion and $3.3 billion as of September 30, 2004 and September 30, 2003, respectively. A majority of backlog consists of orders confirmed with a binding purchase order or contract for our network solutions typically scheduled for delivery to our customers within the next twelve months. A significant portion of backlog may also include orders that relate to revenue that has been deferred for periods longer than twelve months. However, orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Prior to including orders in backlog, customers must have approved credit status. However, from time to time, some customers may become unable to pay for or finance their purchases in which case the order is removed from our backlog.

Product standards, certification and regulations

Our products are subject to equipment standards, registration and certification in Canada, the United States, the European Union and other countries. We design and manufacture our products to satisfy a variety of regulatory requirements and protocols established to, for instance, avoid interference among users of radio frequencies and to permit interconnection of equipment. For example, our equipment must satisfy the United States Federal Communications Commission’s, or FCC, emissions testing requirements, and must be certified to safety, electrical noise and communications standards compliance. Different regulations and regulatory processes exist in each country.

In order for our products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel introduction of products or new capabilities in certain geographic areas, and may result in reductions in our sales. The failure to comply with current or future regulations or changes in the interpretation of existing regulations in a particular country could result in the suspension or cessation of sales in that country or require us to incur substantial costs to modify our products to comply with the regulations of that country. To support our compliance efforts, we work with consultants and testing laboratories as necessary to ensure that our products comply with the requirements of Industry Canada in Canada, the FCC in the United States and the European Telecommunications Standards Institute in Western Europe, as well as with the various regulations of other countries. For additional information, see “Environmental Matters.”

The operations of our service provider customers are subject to extensive country-specific telecommunications regulations. In the United States, on February 20, 2003, the FCC announced a decision in its triennial review proceeding of the agency’s rules regarding unbundled network elements. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The FCC decision, subsequent judicial review of the decision and the FCC’s reconsideration of its decision and subsequent adoption on December 15, 2004 of new unbundling rules in response to the remand by the U.S. Court of Appeals for the D.C. Circuit are affecting, and may continue to affect, the decisions of certain of our United States-based service provider customers regarding investment in their telecommunications infrastructure. These unbundled network elements rules and/or material changes in other country-specific telecommunications regulations at any time or from time to time may affect capital spending by service providers in the United States and/or around the world, and this may in turn affect the United States and/or global markets for networking solutions.

Sources and availability of materials

Since 1999, our manufacturing and supply chain strategy has evolved and has resulted in the gradual transformation of our traditional manufacturing model, in which our products were primarily manufactured and assembled in-house, to primarily an outsourced model which relies on electronic manufacturing services, or EMS, suppliers. By the end of 2003, most of our manufacturing activities had been divested to leading EMS suppliers. We have continued to pursue an outsourced manufacturing model and in January 2004 announced our intention to divest substantially all of our remaining manufacturing activities. On June 29, 2004, we announced that we had reached an agreement with Flextronics to divest substantially all of Nortel Networks remaining manufacturing operations, located in Canada and Brazil, with the anticipation that Flextronics will also acquire similar operations in France and Northern Ireland, subject to the completion of the required information and consultation processes. For recent developments in the evolution of our supply chain strategy, see “Developments in 2003 and 2004” in the MD&A section of this report.

We believe that the use of an outsourced manufacturing model has enabled us to benefit from leading manufacturing technologies, leverage existing resources from around the world, lower our cost of sales, adjust to fluctuations in market demand and decrease our investment in plant, equipment and inventories. We continue to retain in-house all strategic management and overall control responsibilities associated with our various supply chains, including all customer interfaces, customer service, order management, quality assurance, product cost-management, new product introduction, and network solutions integration, testing and fulfillment.

Through our existing manufacturing model, we are generally able to obtain sufficient materials and components from global sources to meet the needs of our four reportable segments. In each of our reportable segments, we:

•	make significant purchases of electronic components and assemblies, optical components, original equipment manufacturer, or OEM, products, software products, outsourced assemblies and other materials and components from many domestic and foreign sources;

•	develop and maintain alternative sources for certain essential materials and components; and

•	occasionally maintain special inventories of components internally or request that they be maintained by suppliers to satisfy customer demand or to minimize effects of possible market shortages.

Comparing 2003 to 2002, we observed fewer instances of supply surpluses because of adjustments to eliminate excess capacity. In 2003, we continued our focus on inventory management and component cost reduction. In 2004, we continued to purchase, manufacture, or otherwise obtain sufficient components and materials to supply our products, systems and networks within customary delivery periods.

For more information on our supply arrangements, see “Commitments” in note 14 of the accompanying consolidated financial statements and “Developments in 2003 and 2004” and “Liquidity and capital resources — Contractual cash obligations — Outsourcing contracts” in the MD&A section of this report.

Seasonality

Prior to 2001, our business results in all of our reportable segments were generally strongest in our fourth quarter, second strongest in our second quarter, third strongest in our third quarter and the weakest in our first quarter, primarily due to the networking industry purchasing cycles exhibited by our customers. The industry adjustment and economic downturn in the United States and elsewhere in 2001 and 2002 affected our customers’ traditional purchasing patterns, the demand for our products and services and the traditional seasonality of our business. In 2003, we began to experience a period of relative industry stability. While our customers increased their purchasing levels in the fourth quarter of 2003, our customers continued to spend cautiously. We experienced a seasonal decline in revenues in the first quarter of 2004 compared to the fourth quarter of 2003, followed by growth in the second quarter of 2004 compared to the first quarter of 2004 in all of our four reportable segments. There will be a sequential decline in revenue in the third quarter of 2004 compared to the second quarter of 2004 and we expect that the fourth quarter of 2004 will be the strongest quarter in 2004. The quarterly profile of our business results in 2004 is not expected to be consistent across all of our reportable segments and there is no assurance that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Results of operations — continuing operations — 2004 and 2005” and “Risk factors/forward looking statements” in the MD&A section of this report.

Strategic alliances, acquisitions and minority investments

We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that support our core businesses. We believe strategic alliances also augment our access to potential new customers. We intend to continue to pursue strategic alliances with businesses that offer technology and/or resources that would enhance our ability to compete in existing markets or exploit new market opportunities.

In 2003, we increased our then existing majority positions in certain companies to 100% ownership. See “Developments in 2003 and 2004 — Ownership adjustment in our French and German operations” in the MD&A section of this report. However, we did not make any material acquisitions in 2003 or in 2004. In the future, we may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional enhancements to our networking solutions or access to new markets. For information regarding the risks associated with strategic alliances and acquisitions, see “Risk factors/forward looking statements” in the MD&A section of this report.

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

Our investment activity remained at a low level in 2003 and in 2004. We may make selective minority investments in start-up ventures and certain other companies where we believe the relationship could lay the foundation for future alliances that would support our customer solutions. In certain circumstances, we may also acquire an equity position in a company as consideration for a divested business. See “Developments in 2003 and 2004 — Directory and operator services business” in the MD&A section of this report.

Research and development

In order to remain among the technology leaders in anticipated growth areas, we intend to continue to make strategic investments in our research and development activities. Our research and development activities — specifically, research, design and development, systems engineering and other product development activities — represent focused investments to drive market leadership across our product portfolios. We refer you to the four “Product development” discussions contained in the descriptions of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks above.

Our research and development investments are focused on network transformation and next generation products and solutions including wireless voice and data, voice over packet, multimedia services and applications, broadband networking and network security. We also conduct network planning and systems engineering on behalf of, or in conjunction with, major customers. Although we derive many of our products from substantial internal research and development activities, we supplement this with technology acquired or licensed from third parties.

Our research and development forms a core strength and is a factor differentiating us from many of our competitors. As at December 31, 2003, we employed approximately 13,500 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	5,310 regular full-time research and development employees in Canada;

•	4,910 regular full-time research and development employees in the United States;

•	2,400 regular full-time research and development employees in EMEA; and

•	880 regular full-time research and development employees in other countries.

In August and September 2004, we announced a new strategic plan that includes a focused workforce reduction of approximately 3,250 employees, or about 10% of our workforce. It is expected that approximately 1,400 regular full-time research and development employees will be affected by the workforce reduction, which is expected to principally affect employees in Wireline Networks and Optical Networks. See “Employee relations”.

We also conduct research and development activities through affiliated laboratories in other countries.

The following table sets forth our consolidated expenses for research and development for each of the three fiscal years ended December 31:

(millions of dollars)	2003	2002	2001

R&D expense	$1,965	$2,084	$3,128
R&D costs incurred on behalf of others (a)	72	49	68

Total	$2,037	$2,133	$3,196

(a)	These costs included research and development charged to our customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and all other applicable costs, which were accounted for as contract costs.

Intellectual property

Our intellectual property is fundamental to Nortel Networks and the business of each of our four reportable segments. In particular, our success is dependent upon our proprietary technology. We generate, maintain, utilize and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from research and development activities. In all of our reportable segments, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. However, our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide us with significant competitive advantages. See “Risk factors/forward looking statements” in the MD&A section of this report. The duration and level of protection of our intellectual property rights are dependent upon the laws and requirements of the jurisdictions providing or controlling those rights.

As of December 31, 2003, we and our parent, Nortel Networks Corporation, had on a consolidated basis, approximately:

•	3,200 United States patents;

•	2,800 patents in other countries; and

•	6,200 pending patent applications worldwide.

We were granted 464 United States patents in 2003.

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

Our trademark and trade name, Nortel Networks, is one of our most valuable assets. We sell our products primarily under the Nortel Networks brand name. We have registered the Nortel Networks trademark, and many of our other trademarks, in countries around the world. As of December 31, 2003, we and our parent, Nortel Networks Corporation, owned on a consolidated basis approximately 120 registered trademarks in the United States, and approximately 2,040 registered trademarks in other countries. In addition, as of December 31, 2003, we had approximately 160 pending trademark registrations worldwide.

Employee relations

At December 31, 2003, we employed approximately 34,970 regular full-time employees (excluding employees on notice of termination), including approximately:

•	12,800 regular full-time employees in the United States;

•	9,430 regular full-time employees in Canada;

•	7,840 regular full-time employees in EMEA; and

•	4,900 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full-time basis. In addition, we engage the services of contractors as required.

As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for the exit of approximately 1,700 regular full-time employees during 2003. As well, divestitures and outsourcing affecting non-core businesses completed or entered into in 2003 resulted in additional reductions. On June 29, 2004, we announced that we had reached an agreement with Flextronics to divest certain manufacturing operations in Canada and Brazil, with the anticipation that Flextronics will also acquire similar operations in France and Northern Ireland, subject to the completion of the required information and consultation process. Under the terms of the agreement, it is intended that approximately 2,500 Nortel Networks employees would transfer to Flextronics by the end of June 2005. In addition, in August and September 2004 we announced a new strategic plan, including a new streamlined organizational structure which will lead to an anticipated reduction in employees of approximately 3,250, or about 10% of the workforce. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprising voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, however, we continue to hire in certain strategic areas such as investments in the finance organization. The workforce reduction will be subject to completion of the appropriate information and consultation processes with the relevant employee representatives in certain jurisdictions, as required by law. For additional information, see “Sources and availability of materials”, “Special charges” in note 7 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Operating expenses — Special charges” in the MD&A section of this report.

At December 31, 2003, labor contracts covered approximately five percent of our employees worldwide. At the same date, five labor contracts covered approximately ten percent of our employees in Canada including:

•	one labor contract covering approximately eight percent of Canadian unionized employees which was renewed, ratified and became effective February 26, 2003;

•	one labor contract covering less than one percent of Canadian unionized employees which was renewed, ratified and became effective August 16, 2003;

•	one labor contract covering approximately ten percent of Canadian unionized employees which was renewed, ratified and became effective June 19, 2003;

•	one labor contract covering approximately 64% of Canadian unionized employees which was renewed, ratified and became effective April 13, 2004; and

•	one labor contract covering approximately 18% of Canadian unionized employees which expires in 2008.

At December 31, 2003, labor contracts covered approximately four percent of our employees in EMEA and all of our employees in Brazil. These labor contracts generally have a one-year term, and primarily relate to remuneration. We have no labor contracts in the United States.

We believe our employee relations are generally positive. Employee morale continues to be an area of focus as a result of ongoing workforce reductions associated with our restructuring activities occurring since 2001, the recent reductions resulting from our strategic plan announced in August and September 2004, and the restatement of our financial results and related matters. Although the recruitment and retention of technically skilled employees in recent years was highly competitive in the global networking industry, the economic conditions during the past few years have lessened the competition for skilled employees in our industry. We do, however, believe that our ability to recruit and retain skilled employees will continue to be critical to our future success. During 2003, approximately 1,200 regular full-time employees were hired globally. From the beginning of 2004 until November 30, 2004, approximately 2,300 regular full-time employees were hired. See “Risk factors/forward looking statements” in the MD&A section of this report.

Environmental matters

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. In Europe, we expect to become subject to new product content laws and product takeback and recycling requirements that will require full compliance by 2006. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not be required to incur such costs in the future. We have a corporate environmental management system standard and an environmental program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies — Environmental matters” in note 21 of the accompanying consolidated financial statements.

Financial information by operating segment and product category

For financial information by operating segment and product category, see “Segment information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in the MD&A section of this report.

Financial information by geographic area

For financial information by geographic area, see “Segment information” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Geographic revenues” in the MD&A section of this report.

Working capital

For a discussion of our working capital practices, see “Long-term debt, credit and support facilities” in note 11 of the accompanying consolidated financial statements and “Liquidity and capital resources” in the MD&A section of this report.

Risk factors

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING INFORMATION THAT IS SUBJECT TO IMPORTANT RISKS AND UNCERTAINTIES. THE RESULTS OR EVENTS PREDICTED IN THESE STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS OR EVENTS. RESULTS OR EVENTS COULD DIFFER FROM CURRENT EXPECTATIONS AS A RESULT OF A WIDE RANGE OF RISK FACTORS. FOR INFORMATION REGARDING SOME OF THE RISK FACTORS INVOLVED IN OUR BUSINESS AND OPERATIONS, SEE “RISK FACTORS/FORWARD LOOKING STATEMENTS” IN THE MD&A SECTION OF THIS REPORT.

ITEM 2.	PROPERTIES

At December 31, 2003, we operated 204 sites around the world occupying approximately 13.6 million square feet. The following table sets forth additional information regarding these sites:

	Number of Sites
Type of Site*	Owned	Leased	Geographic Locations
Manufacturing and repair	7	–	All geographic regions
Distribution centers	–	6	United States, Canada, EMEA and the Asia Pacific region
Offices (administration, sales and field service)	3	172	All geographic regions
Research and development	3	13	United States, Canada, EMEA and the Asia Pacific region
TOTAL**	13	191

*	Indicates the primary use of the site. A number of our sites are mixed-use facilities.
**	Excludes approximately 8.7 million square feet, consisting primarily of leased and/or vacant property designated as part of a planned square footage reduction in connection with our restructuring activities that commenced in 2001. At December 31, 2003, approximately 2.8 million square feet of such property was sub-leased.

At December 31, 2003, we and our parent, Nortel Networks Corporation, primarily used, on a consolidated basis, the facilities approximately as follows:

•	21% by Wireless Networks;

•	12% by Enterprise Networks;

•	10% by Wireline Networks;

•	6% by Optical Networks;

•	29% by global operations; and

•	22% by one or more of our reporting segments and/or corporate facilities.

In 2003, we continued to reduce the number of sites and square footage of our global facilities to better align ourselves with current market conditions. We believe our facilities are suitable and adequate, and have sufficient capacity to meet our current needs. We continue to evaluate our future real estate needs based on the current industry environment and taking into account our business requirements. In 2004, we purchased land and two buildings that were previously leased by Nortel Networks. Our strategic plan announced in August and September 2004 includes the reduction of approximately 2 million square feet of occupied space as a result of workforce reductions and improved space utilization through the consolidation of locations. We expect the square footage reduction to be completed by the end of 2005.

For additional details, see “Special charges” in note 7 and “Long-term debt, credit and support facilities” in note 11 of the accompanying consolidated financial statements, and “Liquidity and capital resources — Sources of liquidity” in the MD&A section of this report.

Security over substantially all of our assets, including certain real estate assets in North America, became effective in April 2002 under certain credit and security agreements entered into by us and several of our subsidiaries. For additional details regarding these agreements and the security, see “Long-term debt, credit and support facilities” in note 11, “Subsequent events” in note 22 and “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements and

“Developments in 2003 and 2004 — Credit facilities and security agreements” and “Liquidity and capital resources — Sources of liquidity — Available support facility” in the MD&A section of this report.

ITEM 3.	LEGAL PROCEEDINGS

Subsequent to the February 15, 2001 announcement in which NNC provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against NNC was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the above-noted lawsuits.

On April 1, 2002, NNC filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, NNC also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue NNC. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming NNC, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the U.S. District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario. On December 12, 2003, plaintiffs’ counsel requested an extension of time to January 21, 2004 to deliver class certification materials. On January 21, 2004, plaintiffs’ counsel advised the Court that the two representative plaintiffs in the action no longer wished to proceed, but counsel was prepared to deliver draft certification materials pending the replacement of the representative plaintiffs. On February 19, 2004, the plaintiffs’ counsel advised the Court of a potential new representative plaintiff. On February 26, 2004, the defendants requested the Court to direct the plaintiffs’ counsel to bring a motion to permit the withdrawal of the current representative plaintiffs and to substitute the proposed representative plaintiff. On June 8, 2004, the Court signed an order allowing a Second Fresh as Amended Statement of Claim that substituted one new representative plaintiff, but did not change the substance of the prior claim.

A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the NNC Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15,

2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the U.S. District Court for the Northern District of California (the “Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the U.S. Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The intervenor-plaintiffs appealed the dismissal of their class allegations. On July 25, 2003, the California Court of Appeal reversed the trial court’s dismissal of the intervenor-plaintiffs’ class allegations. On September 3, 2003, the defendants filed a petition for review with the California Supreme Court seeking permission to appeal the Court of Appeal decision. On October 22, 2003, the California Supreme Court denied, without opinion, the defendants’ petition for review. On December 22, 2003, the plaintiffs served their motion for certification of a class of purchasers of Bay Networks’ common shares from July 25, 1995 through to October 14, 1996. Hearing of the plaintiffs’ motion for class certification was held on May 4, 2004. On July 27, 2004, the Court entered an Amended Order Denying Motion of Intervenor Plaintiffs for Class Certification and Setting Further Hearing. On August 9, 2004, the intervenor-plaintiffs obtained Court approval to dismiss their claims and this action and, on September 30, 2004, the Court entered dismissal with prejudice of the entire action of all parties and all causes of action.

Subsequent to the March 10, 2004 announcement in which NNC indicated it was likely that it and Nortel Networks would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods, NNC and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities. On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003, through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On August 20, 2004, plaintiffs filed a notice of opposition to conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U. S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action above.

On July 28, 2004, Nortel Networks and NNC, and certain directors and officers, and certain former directors and officers, of Nortel Networks and NNC, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004. This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the NNC Return to Profitability bonus program and seeks damages of Canadian $250 and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of NNC alleging, among other things, breach of fiduciary duties owed to NNC during the period from 2000 to 2003 including by causing NNC to engage in unlawful conduct or failing to prevent such conduct; causing NNC to issue false statements; and violating the law.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages.

Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel Networks of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel Networks cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks. Nortel Networks or NNC, as applicable, and any named directors and officers of Nortel Networks or NNC, as applicable, intend to vigorously defend these actions, suits, claims and proceedings.

On April 5, 2004, NNC announced that the SEC had issued a formal order of investigation in connection with NNC’s previous restatement of its financial results for certain periods, as announced in October 2003, and NNC’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, NNC announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On May 14, 2004, NNC announced that it had received a Federal Grand Jury Subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, prepared during the period from January 1, 2000 to the date of the subpoena. The materials sought are pertinent to an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On August 16, 2004, NNC received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising NNC that the RCMP would be commencing a criminal investigation into NNC’s financial accounting situation.

Environmental matters

Nortel Networks operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel Networks seeks to operate its business in compliance with such laws. In 2004, Nortel Networks expects to become subject to new European product content laws and product takeback and recycling requirements that will require full compliance by 2006. It is expected that these laws will require Nortel Networks to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition and liquidity in the past, there can be no assurance that Nortel Networks will not be required to incur such costs in the future. Nortel Networks has a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, Nortel Networks has a periodic, risk-based, integrated environment, health and safety audit program.

Nortel Networks environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel Networks works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2003, the accruals on the consolidated balance sheet for environmental matters were $33. Based on information available as of December 31, 2003, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks.

Nortel Networks has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $33.

Nortel Networks is also listed as a potentially responsible party (“PRP”) under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel Networks share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $33 referred to above.

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

The common shares of the Company are no longer listed and posted for trading on any stock exchange. Nortel Networks Corporation is the sole holder of 100% of the issued and outstanding common shares of the Company. The common shares of Nortel Networks Corporation are listed and posted for trading on the New York Stock Exchange in the United States and on the Toronto Stock Exchange in Canada.

Securities authorized for issuance under equity compensation plans

Not applicable.

ITEM 6.	Selected Financial Data (Unaudited)

The selected financial data presented below was derived from Nortel Networks Limited’s audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for the summarized balance sheet data as of December 31, 2001 and 2000. Readers should note the following information regarding the selected financial data presented below.

Nortel Networks Limited has restated its previously reported consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 and the quarters ended March 31, June 30 and September 30, 2003. The selected financial data presented below includes all such restatements and covers the years ended December 31, 2003, 2002 and 2001 as well as selected balance sheet data as of December 31, 2003, 2002, 2001 and 2000. In connection with the restatement of the fiscal years ended December 31, 2002 and 2001, and the quarters ended March 31, June 30 and September 30, 2003, Nortel Networks identified certain adjustments to its previously reported consolidated financial statements for periods prior to fiscal 2001. The net effect of the adjustments relating to periods prior to fiscal 2001 have been reflected in the selected financial data presented below as adjustments to accumulated deficit as of December 31, 2000. The disclosure presented below addresses the adjustments identified in the Second Restatement that related to the periods prior to 2001.

Except for selected balance sheet data as of December 31, 2000, financial data for the years ended December 31, 2000 and 1999 has not been restated or presented in the selected financial data presented below. Due to the identified material weaknesses in our internal controls over financial reporting, significant turnover in Nortel Networks finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally, Nortel Networks has determined that extensive additional efforts over an extended period of time would be required to restate its 2000 and 1999 selected financial data. Nortel Networks also believes that selected financial data for these periods would not be meaningful to investors due to the significant industry adjustment in the telecommunications industry beginning in 2001, which significantly impacted Nortel Networks financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. Previously reported financial information for 2000 and 1999 should — not be relied upon. See the “Controls and Procedures — Additional Background — Second Restatement — Estimates; Omissions of 1999 and 2000 Selected Financial Data; Decisions Not to Amend Certain Previous Filings” section of this report.

(millions of U.S. dollars)	2003	2002	2001

		As restated*	As restated*
Results of Operations
Revenues	$10,193	$10,994	$18,763
Research and development expense	1,965	2,084	3,128
Special charges
Goodwill impairment	–	264	2,239
Other special charges	285	1,358	2,939
Operating earnings (loss)	152	(2,398)	(12,619)
Other income (expense) — net	433	(28)	(519)
Income tax benefit (expense)	33	438	2,573
Net earnings (loss) from continuing operations	430	(2,163)	(11,006)
Net earnings (loss) from discontinued operations — net of tax	184	(101)	(2,031)
Cumulative effect of accounting changes — net of tax	(12)	–	15
Dividends on preferred shares	35	26	27
Net earnings (loss) applicable to common shares	567	(2,290)	(13,049)

(millions of U.S. dollars)	2003	2002	2001	2000**

		As restated*	As restated*	As restated*
Financial Position as of December 31
Total assets	$16,456	$16,714	$20,971	$33,211
Total debt	2,227	2,433	3,410	2,452
Minority interests in subsidiary companies	80	94	118	148
Preferred shares	536	536	536	609
Common shareholders’ equity	5,654	4,644	5,512	16,810

See notes 4, 7 and 10 to the accompanying consolidated financial statements for the impact of accounting changes, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the above selected financial data.

*	See note 3 to the accompanying consolidated financial statements.

**	Total assets as of December 31, 2000 increased by $1,888 as a result of the Second Restatement, primarily due to increases in inventories — net and deferred income taxes — net. Accumulated deficit as of December 31, 2000, increased by $1,399 as a result of the Second Restatement, as further described below.

The following information provides detailed disclosure in respect of each material component of the Second Restatement adjustments to the accumulated deficit as of December 31, 2000:

Summary of Second Restatement Adjustments on Accumulated Deficit as of December 31, 2000:

(millions of U.S. dollars)	Total
Adjustments

Revenues	$(3,379)
Cost of revenues	(1,214)

Gross profit	(2,165)

Income tax benefit	623
Foreign exchange	(187)
Other adjustments	330

Net increase to accumulated deficit	$(1,399)

Revenues and cost of revenues adjustments

Revenues were impacted by various errors related to revenue recognition resulting in a cumulative decrease of $3,379 for the years prior to 2001. The net impact to cost of revenues related to these revenue adjustments and other items was a cumulative decrease of $1,214 for the years prior to 2001.

Revenues were recognized on certain sales for which it was subsequently determined that the criteria for revenue recognition under SAB 101 or SOP 97-2, as applicable, had not been met, including arrangements in which legal title or risk of loss on products did not transfer to the buyer until full payment was received, and arrangements where delivery had not occurred. Revenues and related cost of revenues for these arrangements should have been deferred to later periods when title or risk of loss had passed and all criteria for revenue recognition had been met. Therefore, adjustments were made to defer revenues and related cost of revenues from the periods in which they were originally recorded and to recognize them in the periods in which all revenue recognition criteria were met.

Revenues were recognized on certain sales for which it was subsequently determined that the criteria for revenue recognition under SOP 97-2 had not been met, including arrangements in which the criteria for fixed or determinable fees was not met. Revenues and related cost of revenues for these agreements were deferred to later periods when payments became due and all criteria for revenue recognition had been met.

In certain multiple element arrangements, total arrangement fees were recognized as revenue at the time of delivery of software or hardware, but prior to the delivery of future contractual or implicit PCS or other services. Revenues should have been allocated to these future deliverables based on their fair value and recognized ratably over the PCS period or as the future obligations were performed. Adjustments were made to appropriately allocate revenue among the accounting units and recognize the allocated revenue in accordance with the applicable revenue recognition guidance. In certain circumstances where the criteria to treat delivered software and hardware elements and undelivered PCS services as separate accounting units were not met, the entire arrangement fee was deferred and recognized over the PCS period.

Revenues were also recognized for certain contracts that involved undelivered elements as a result of product development delays. The lack of relative fair value for the undelivered element meant that revenues and cost of revenues for all products delivered should have been deferred until the undelivered element was delivered. As originally recorded, revenues were recognized upon delivery of an alternative product and costs were accrued for the undelivered element. To correct for these items, related cost provisions were reversed and revenues and associated cost of revenues were recognized in the appropriate periods when all elements had been delivered.

Revenues were recognized upon product delivery to a certain reseller who lacked economic substance apart from Nortel Networks. Revenue should have been deferred and only recognized by Nortel Networks upon sale by the reseller to an end customer. Correction of this resulted in revenues and cost of revenues being deferred with ultimate recognition in 2001.

Other adjustments included corrections related to errors in the application of percentage-of-completion accounting for certain contracts, specific contracts with reciprocal arrangements that should have been treated as a reduction of revenues, and other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Other adjustments

The income tax benefit as a result of the restatement decreased the accumulated deficit by $623. The determination of the functional currency for certain entities was re-examined, and as a result Nortel Networks determined that the accounting for certain global headquarter functions needed to be restated back to 1986 to reflect a U.S. dollar functional currency designation. This resulted in an increase of $187 to accumulated deficit and a decrease to accumulated other comprehensive loss as of December 31, 2000. Other adjustments of $330 included the corrections of errors in respect to each of intercompany related items, the accounting associated with sales of receivables, the calculation of the valuation of deferred compensation on a certain acquisition and various other adjustments. Reflected in these adjustments were reclassifications of certain items to or from cost of revenues.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in combination with the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. As discussed herein, this MD&A gives effect to the Second Restatement as described below in “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” and in “Restatement” in note 3 of the accompanying audited consolidated financial statements. A number of our and Nortel Networks Corporation’s past filings with the United States Securities and Exchange Commission, or SEC, remain subject to ongoing review by the SEC’s Division of Corporation Finance. In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, we do not believe that it will be feasible to amend our Annual Report on Form 10-K/A for the year ended December 31, 2002, or 2002 Form 10-K/A,and our 2003 Form 10-Qs, due to, among other factors, identified material weaknesses in our internal control over financial reporting, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. In addition, disclosure in the 2002 Form 10-K/A and 2003 Form 10-Qs would in large part repeat the disclosure expected to be contained in this report and the 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A and 2003 Form 10-Qs. We believe that we have included in this report all information needed for current investor understanding. Ongoing SEC review may require us to amend this Annual Report on Form 10-K or our other public filings further. See “Risk factors/forward looking statements”.

This section contains forward looking statements and should be read in conjunction with the risk factors described below under “Risk factors/forward looking statements”. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars unless otherwise stated.

Where we say “we”, “us”, “our” or “Nortel Networks”, we mean Nortel Networks Limited or Nortel Networks Limited and its subsidiaries, as applicable, and where we refer to the “industry”, we mean the telecommunications industry.

Business overview

Our business

Nortel Networks is a recognized leader in delivering communications capabilities that enhance the human experience, ignite and power global commerce, and secure and protect the world’s most critical information. Serving both service provider and enterprise customers, we deliver innovative technology solutions encompassing end-to-end broadband, Voice over IP, multimedia services and applications, and wireless broadband solutions designed to help people solve the world’s greatest challenges. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of our business has a technology focus and is dedicated to research and development, or R&D. This focus forms a core strength and is a factor that we believe differentiates us from many of our competitors. We envision a networked society where people are able to connect and interact with information and with each other instantly, simply and reliably, accessing data, voice and multimedia communications services and sharing experiences anywhere, anytime.

We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares. NNC’s common shares are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX, under the symbol “NT”.

Our segments

During 2003 and up to September 30, 2004, our operations were organized into four reportable segments as follows:

•	Wireless Networks — Our Wireless Networks segment provides communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. Our Wireless Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services.

•	Enterprise Networks — Our Enterprise Networks segment provides data, voice and multimedia communications solutions for our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	Wireline Networks — Our Wireline Networks segment addresses the demand by our service provider customers for cost efficient data, voice and multimedia communications solutions. We offer our Wireline Networks products and services to a wide range of wireline and wireless service providers around the world. Our service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. We also provide services to our data networking and security customers which consist of system integrators that in turn build, operate and manage networks for their customers, such as businesses, government agencies and utility organizations.

•	Optical Networks — Our Optical Networks segment solutions transport data, voice and multimedia communications within and between cities, countries or continents by transmitting communications signals in the form of light waves through fiber optic cables. Our Optical Networks business is primarily focused on offering our optical networking solutions to service providers around the world. The service provider customers for our optical networking products include local and long-distance telephone companies, cable operators, Internet service providers and other communications service providers.

Effective October 1, 2004, we established a new streamlined organizational structure that included, among other things, combining the businesses of our four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. We are reviewing the impact of these changes on our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about segments of an enterprise and related information”.

Our business environment

In 2001, we entered into an unprecedented period of business realignment in response to a significant adjustment in the industry. Industry demand for networking equipment dramatically declined in response to the industry adjustment, severe economic downturns in various regions around the world and a tightening in global capital markets. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of our capital assets, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to December 31, 2003 and over the same time period, we significantly reduced our facilities. In 2003, customer spending remained cautious as a result of tightened capital markets mainly in the first half of 2003 and customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. We experienced continued industry adjustment and capital spending restrictions by our service provider customers. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

During the second half of 2003 and in 2004, we began to experience a period of relative industry stability. Throughout the second half of 2003 and in 2004, we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks. In 2004, however, we continued to experience pricing pressures on sales of certain products across all of our reportable segments primarily as a result of increased competition.

As first announced on August 19, 2004, we have put in place a new strategic plan that recognizes these industry dynamics and the evolution of the converged network (see “Our strategic plan and outlook”). In an increasingly cost-competitive environment, we are taking steps that we believe will better position us to grow market share and improve our results and cash generation. As part of our strategic plan, we also announced a focused workforce reduction of approximately 3,250 employees.

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of our assets and liabilities, or the Comprehensive Review, which resulted in the restatement (effected in December 2003) of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. In late October 2003, the Audit Committees of our and NNC’s Boards of Directors, or the Audit Committee, initiated an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP, or WCPHD, to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of our and NNC’s Boards of Directors has adopted these recommendations in their entirety and directed our management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in-depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement (effected today) of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing our and NNC’s 2003 Annual Reports on Form 10-K, or the 2003 Annual Reports, and Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, beyond the SEC’s required filing dates in 2004. We refer to the 2003 Annual Reports and the 2004 Quarterly Reports together as the Reports.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. As described in more detail in the “Controls and Procedures” section of this report, in light of the resulting adjustments to revenues previously reported in relevant periods, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will seek a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. See “Risk factors/forward looking statements.”

Over the course of the Second Restatement process, we and our independent auditors identified a number of material weaknesses in our internal control over financial reporting. Further, in connection with the Independent Review, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 and seven additional senior finance employees with significant responsibilities for our financial reporting as a whole for their respective business units and geographic areas in August 2004. We are subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial judgments, settlements, fines or other penalties.

We are currently in a challenging transitional period in connection with the completion of our restatement activity and as we implement the new strategic plan. We believe that our strategic plan will enable us to build on our market leadership in developing the converged networks of the future and improve business efficiency and operating cost performance in an increasingly competitive market.

How we measure performance

Each reportable segment is allocated resources and assets based on whether projected customer demand would support additional investment. We make adjustments to reduce resources and assets within a reportable segment in response to market conditions or where opportunities for improved efficiencies present themselves.

Our president and chief executive officer, or CEO, has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from our management reporting system. In 2003, we reported that the primary financial measure used by the former chief operating decision maker in assessing performance and allocating resources to the segments was contribution margin, a measure that was comprised of gross profit less selling, general and administrative expense, or SG&A. In April 2004, our and NNC’s boards of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by our CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT, a measure that includes contribution margin, R&D expense, interest expense, other income (expense) — net, minority interest — net of tax and equity in net loss of associated companies — net of tax. As a result of the change in the primary financial measure used to assess the performance of our segments during the period in which the Reports have been delayed, and because both contribution margin and Management EBT were available to the former chief operating decision maker during 2003, we have determined that it is appropriate to disclose both contribution margin and Management EBT for the periods presented. See “Segment information — General description” in note 6 of the accompanying consolidated financial statements.

From a liquidity perspective, we maintain strict controls over our sources and uses of cash. We also focus on the liquidity and cash flows of our customers in an effort to minimize our credit risk. We closely monitor our inventory levels, both in our manufacturing facilities as well as at our contract manufacturers, in an effort to minimize our exposure to excess supply and subsequent cash costs incurred as a result of excess capacity.

Our strategic plan and outlook

On August 19, 2004, we announced a new strategic plan intended to enable us to build on our market leadership in developing the converged networks of the future and improve business efficiency and operating cost performance in an increasingly competitive market. We provided further details concerning the strategic plan on September 30, 2004 and December 14, 2004. It is our intention to be optimally positioned to maximize strategic opportunities as they arise and leverage our acknowledged strengths in high reliability networks and strong customer loyalty. We continue to drive our business forward with a focus on costs, cash and revenues as strategic goals. We remain committed to our business strategy of technology and solutions evolution in helping our customers transform their networks and implement new applications and services to drive improved productivity, reduced costs and revenue growth.

The principal components of the strategic plan are:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which has been filled on an interim basis pending the permanent appointment of Susan E. Shepard, as now announced;

•	a streamlined organizational structure to reflect alignment with carrier converged networks;

•	an increased focus on the enterprise market and customers;

•	optimized R&D programs for highly secure, available and reliable converged networks;

•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;

•	the establishment of a chief marketing officer to drive overall marketing strategy;

•	the strategic review of embedded services to assess opportunities in the professional services business; and

•	a distinct focus on government and defense customers.

Our strategic plan also includes a work plan involving focused workforce reductions of approximately 3,250 employees, a voluntary retirement program, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, however, the Company continues to hire in certain strategic areas such as investments in the finance organization. These focused headcount reductions are intended to result in ongoing cost reductions in R&D and SG&A expenses and cost of sales. These actions are subject to the completion of required jurisdictional consultation and regulatory approvals. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics International Ltd., or Flextronics (for more information, see “Evolution of our supply chain strategy”). We expect the real estate actions to be completed by the end of 2005.

We estimate charges to the income statement associated with our overall work plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No charges are expected to be recorded with respect to the other cost containment actions. Approximately 25% of the aggregate income statement charges were incurred in 2004 with the remainder expected to be incurred in 2005.

The associated cash costs of the work plan of approximately $430 are expected to be split approximately equally between the workforce reductions and real estate actions. Approximately 10% of these cash costs were incurred in 2004 and approximately 40% are expected to be incurred in 2005. The remaining 50% of the cash costs relates to the real estate actions and are expected be incurred in 2006 through to 2022 for ongoing lease costs related to impacted real estate facilities.

In addition to the above, we also expect to incur capital cash costs of approximately $50 in 2005 for facility improvements related to the real estate actions.

We anticipate cost savings from the implementation of the work plan of approximately $500 in 2005, which is expected to increase on an annualized basis beyond 2005 as the full impact of the work plan is realized. We expect that this work plan will primarily be funded with cash from operations.

We expect that our consolidated revenues in 2004 will be slightly lower compared with 2003. The 2003 consolidated revenues included revenues that were deferred from prior periods. We see growth opportunities in emerging markets such as China and India. Further, we believe security and reliability for service provider networks are increasingly important to governments, defense interests and enterprises around the world.

Developments in 2003 and 2004

2003 consolidated results summary

During 2003, we began to experience a period of relative industry stability following an unprecedented period of business realignment that commenced in 2001 in response to a significant industry adjustment. In 2003, our consolidated revenues were $3,266 in the fourth quarter, $2,344 in the third quarter, $2,288 in the second quarter and $2,295 in the first quarter. Although our revenues declined 7% in 2003 ($10,193 in 2003 compared to $10,994 in 2002), this decline represented a substantial improvement from the revenue decline of 41% experienced in 2002 compared to 2001 ($10,994 in 2002 compared to $18,763 in 2001). As well, throughout the second half of 2003, we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks.

Our gross margin increased to 42.5% in 2003 compared to 35.1% in 2002, an improvement of approximately 7 percentage points. SG&A expense declined 24% in 2003 compared to 2002 and R&D expense declined 6% in 2003 compared to 2002. The percentage declines in SG&A and R&D expense were primarily due to actions taken to better align our expenses with the volume of business in 2003. Our R&D expense did not decline to the same extent as our SG&A expense on a percentage basis due to our technology focus and commitment to invest in next generation solutions. Special charges substantially declined in 2003 compared to 2002, primarily as a result of a substantial reduction in charges associated with workforce reductions and goodwill impairment related to our restructuring work plan initiated in 2001.

Our discontinued operations contributed $184 of net earnings in 2003 compared to a net loss of $101 in 2002. The $184 of net earnings was primarily the result of the completion of a number of transactions in 2003 associated with the wind-down activities of our discontinued operations.

As a result of these improvements, we reported net earnings before cumulative effect of accounting changes of $614 in 2003 compared to a net loss before cumulative effect of accounting changes of $2,264 in 2002.

Throughout 2003, we maintained our strong liquidity position. In 2003, our cash and cash equivalents, or cash, increased $186 from $3,742 at December 31, 2002 to $3,928 at December 31, 2003. The improvement was primarily due to an increase in cash of $379 from our discontinued operations, an increase in cash of $78 from our operating activities and favorable foreign exchange impacts of $176. These increases in cash were partially offset by $362 of cash used in our financing activities and $85 used in our investing activities. As of December 31, 2003, our long term debt totaled $2,210.

Nortel Networks Audit Committee Independent Review; restatements; related matters

Comprehensive Review and First Restatement

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. See notes 3 and 22 of the accompanying consolidated financial statements and the “Controls and Procedures” section of this report.

In connection with the Comprehensive Review, Deloitte & Touche LLP, or D&T, our independent auditors, informed the Audit Committee on July 24, 2003 of a “reportable condition” that did not constitute a “material weakness” in our internal control over financial reporting (throughout this report, unless otherwise indicated, “reportable condition” and “material weakness” have the meanings as formerly set forth under standards established by the American Institute of Certified Public Accountants, or AICPA). Later, on November 18, 2003, as part of the communications by D&T to the Audit Committee with respect to D&T’s interim audit procedures for the year ended December 31, 2003, D&T informed the Audit Committee that it had identified certain reportable conditions, each of which constituted a material weakness in our internal control over financial reporting. These material weaknesses identified in the First Restatement were also later identified in connection with the Second Restatement together with certain additional material weaknesses in our internal control over financial reporting, as described in greater detail in the “Controls and Procedures” section of this report.

Independent Review

In late October 2003, the Audit Committee initiated the Independent Review and engaged WCPHD to advise it in connection with the Independent Review in order to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions (also called accruals, reserves, or accrued liabilities) in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As discussed more fully in the “Controls and Procedures” section of this report, the Independent Review concluded that “[i]n summary, former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with [U.S. GAAP] in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed . . . targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.”

Second Restatement

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases, down to a low threshold. That examination, and other errors identified by management, led to the Second Restatement.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews, resulting in adjustments to previously reported revenues during the periods 1999 through 2003. Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following:

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	our foreign exchange accounting, as part of the plan to address our identified material weakness related to foreign currency translation;

•	special charges relating to inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

Years ended December 31, 2002 and 2001

The following tables present the impact of the Second Restatement adjustments on our previously reported consolidated statements of operations data for the years ended December 31, 2002 and 2001. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below. See “Restatement” in note 3 of the accompanying consolidated financial statements.

•	revenues and cost of revenues;

•	foreign exchange;

•	intercompany balances;

•	special charges;

•	other;

•	reclassifications; and

•	discontinued operations.

Consolidated Statement of Operations data for the year ended December 31, 2002

	As previously reported	Adjustments	As restated

Revenues	$10,554	$440	$10,994
Gross profit	3,564	291	3,855
Operating earnings (loss)	(2,941)	543	(2,398)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(3,149)	533	(2,616)
Net earnings (loss) from continuing operations	(2,745)	582	(2,163)
Net earnings (loss) from discontinued operations — net of tax	21	(122)	(101)

Net earnings (loss)	(2,724)	460	(2,264)
Dividends on preferred shares	22	4	26

Net earnings (loss) applicable to common shares	$(2,746)	$456	$(2,290)

Consolidated Statement of Operations data for the year ended December 31, 2001

	As previously reported	Adjustments	As restated

Revenues	$17,272	$1,491	$18,763
Gross profit	3,183	1,069	4,252
Operating earnings (loss)	(13,593)	974	(12,619)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(14,253)	831	(13,422)
Net earnings (loss) from continuing operations	(11,430)	424	(11,006)
Net earnings (loss) from discontinued operations — net of tax	(2,524)	493	(2,031)

Net earnings (loss)	(13,939)	917	(13,022)
Dividends on preferred shares	27	–	27

Net earnings (loss) applicable to common shares	$(13,966)	$917	$(13,049)

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items, special charges and other adjustments, including financial statement reclassifications. The net impact to revenues of the adjustments was an increase of $440 and $1,491 for the years ended December 31, 2002 and 2001, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections, was an increase of $149 and $422 for the years ended December 31, 2002 and 2001, respectively. The Second Restatement adjustments to revenues and cost of revenues related primarily to the following items:

•	incorrect application of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition (preceded by SAB 101), or SAB 104, or AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, the most significant of which related to revenue that should have been deferred until title or risk of loss had passed, or products had been delivered;

•	incorrect recognition of revenue upon product delivery to a certain reseller; and

•	various other adjustments, primarily related to specific contracts and transactions and errors related to non-cash incentives and concessions provided to customers.

Foreign exchange

As part of the plan to address a material weakness reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was an increase to pre-tax loss of $57 and $113 for the years ended December 31, 2002 and 2001, respectively. The significant items were as follows:

•	we re-examined the determination of the functional currency for certain entities based on the guidance under SFAS No. 52, “Foreign Currency Translation”, or SFAS No. 52. As a result, we identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) — net; and

•	we identified two instances of incorrect treatment of foreign currency translation gains and losses arising from significant intercompany positions. The net impact of the adjustments was an increase or decrease to other income (expense) — net, with an offset to accumulated other comprehensive loss.

Intercompany balances

Historically, we had certain intercompany balances that did not eliminate upon consolidation , or out-of-balance positions, and had recorded provisions accordingly. As part of the Second Restatement, we reviewed these provisions and determined that they should not have been recorded. We recorded adjustments in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The net impact of the adjustments to correct the significant out-of-balance positions was a decrease of $36 and an increase of $42 to the previously reported pre-tax loss for the years ended December 31, 2002 and 2001, respectively.

Special charges

As part of the Second Restatement, we reclassified inventory impairments of $88 to cost of revenues, previously incorrectly classified as special charges. We also determined that certain items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. The adjustments to special charges for all of these items were a decrease of $77 and $150 for the years ended December 31, 2002 and 2001, respectively.

Other

We recorded other adjustments primarily to correct certain accruals, provisions and other transactions, which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. These adjustments decreased the net loss for the year ended December 31, 2002 by $324 and increased the net loss for the year ended December 31, 2001 by $47, and included tax and minority interests impacts of all Second Restatement adjustments.

The adjustment to income tax benefit, substantially all as a result of the Second Restatement adjustments, was an increase of $16 and a decrease of $400 for the years ended December 31, 2002 and 2001, respectively. The adjustment to minority interests as a result of the Second Restatement adjustments was an increase of $31 and a decrease of $12 for the years ended December 31, 2002 and 2001, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the statement of operations. The reclassifications were made for royalty expense, gain (loss) on sale of businesses and assets, minority interests — net of tax (now reported separately), and other items including certain functional spending and specific expenses.

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. We concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated by $738, of which $520 comprised items that should have been charged to continuing operations. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of all of these changes on net loss from discontinued operations — net of tax was an increase of $122 and a decrease of $493 for the years ended December 31, 2002 and 2001, respectively, and an increase to net loss of $122 and $43 for the years ended December 31, 2002 and 2001, respectively.

First, second and third quarters of 2003

The following tables present the impact of the Second Restatement adjustments on our previously reported consolidated statements of operations data for the first, second and third quarters of 2003 (the fourth quarter of 2003 had not been previously reported). The Second Restatement adjustments are described in the paragraphs following the tables below.

Consolidated Statement of Operations data for the three months ended March 31, 2003

	As previously reported	Adjustments	As restated

Revenues	$2,376	$(81)	$2,295
Gross profit	1,052	(145)	907
Operating earnings (loss)	(70)	(129)	(199)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(95)	(42)	(137)
Net earnings (loss) from continuing operations	(103)	(70)	(173)
Net earnings (loss) from discontinued operations — net of tax	164	(31)	133

Net earnings (loss)	53	(105)	(52)
Dividends on preferred shares	(5)	(3)	(8)

Net earnings (loss) applicable to common shares	$48	$(108)	$(60)

Consolidated Statement of Operations data for the three months ended June 30, 2003

	As previously reported	Adjustments	As restated

Revenues	$2,340	$(52)	$2,288
Gross profit	1,023	(142)	881
Operating earnings (loss)	143	(193)	(50)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	143	(165)	(22)
Net earnings (loss) from continuing operations	109	(141)	(32)
Net earnings (loss) from discontinued operations — net of tax	(2)	(6)	(8)

Net earnings (loss)	107	(147)	(40)
Dividends on preferred shares	(7)	(2)	(9)

Net earnings (loss) applicable to common shares	$100	$(149)	$(49)

Consolidated Statement of Operations data for the three months ended September 30, 2003

	As previously reported	Adjustments	As restated

Revenues	$2,266	$78	$2,344
Gross profit	1,177	(58)	1,119
Operating earnings (loss)	165	(82)	83
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	240	(46)	194
Net earnings (loss) from continuing operations	186	(53)	133
Net earnings (loss) from discontinued operations — net of tax	44	(12)	32

Net earnings (loss)	230	(65)	165
Dividends on preferred shares	(6)	(3)	(9)

Net earnings (loss) applicable to common shares	$224	$(68)	$156

Consolidated Statement of Operations data for the nine months ended September 30, 2003

	As previously reported	Adjustments	As restated

Revenues	$6,982	$(55)	$6,927
Gross profit	3,252	(345)	2,907
Operating earnings (loss)	238	(404)	(166)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	288	(253)	35
Net earnings (loss) from continuing operations	192	(264)	(72)
Net earnings (loss) from discontinued operations — net of tax	206	(49)	157

Net earnings (loss)	390	(317)	73
Dividends on preferred shares	(18)	(8)	(26)

Net earnings (loss) applicable to common shares	$372	$(325)	$47

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items, special charges and other adjustments, including financial statement reclassifications. The net impact to revenues of the adjustments was a decrease of $81, a decrease of $52 and an increase of $78 for the first, second and third quarters of 2003, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections, was an increase of $64, $90 and $136 for the first, second, and third quarters of 2003, respectively. The Second Restatement adjustments to revenues and cost of revenues in each of these periods related primarily to the following items:

•	incorrect application of SAB 104 or SOP 97-2, the most significant of which related to revenue that should have been deferred until title or risk of loss had passed, or products had been delivered;

•	incorrect application of AICPA SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, with respect to percentage-of-completion accounting for certain long-term constructions contracts; and

•	various other adjustments, primarily related to specific contracts and transactions, including two transactions recorded in the first quarter of 2003 which should have been recorded in 2002.

Foreign exchange

As part of the plan to address a material weakness reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact to pre-tax loss was a decrease of $90 and $7, and an increase of $13 for the first, second, and third quarters of 2003, respectively. The significant items were as follows:

•	we re-examined the determination of the functional currency for certain entities based on the guidance under SFAS No. 52. As a result, we identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) — net;

•	we identified two instances of incorrect treatment of significant intercompany positions. The net impact of the adjustments was an increase or decrease to other income (expense) — net, with an offset to accumulated other comprehensive loss; and

•	we identified errors in the revaluation of certain foreign denominated customer financing provisions within discontinued operations, which increased other income and decreased net earnings from discontinued operations.

Intercompany balances

Historically, we had certain intercompany balances that did not eliminate upon consolidation, or out-of-balance positions, and had recorded provisions accordingly. As part of the Second Restatement, we reviewed these provisions and determined that they should not have been recorded. We recorded adjustments in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The net impact of these adjustments was an increase of $6, $15 and $4 to pre-tax loss for the first, second, and third quarters of 2003, respectively.

Special charges

As part of the Second Restatement, we reviewed the components of special charges and recorded an increase to special charges of $29, a decrease of $21 and an increase of $11 for the first, second and third quarters of 2003, respectively. We determined that certain items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. These items related to contract settlement costs, plant and equipment impairment costs, and severance and fringe benefit related costs.

Other

We recorded other adjustments primarily to correct certain accruals, provisions and other transactions, which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The impact of these adjustments was an increase of $10, $97 and $15 to the pre-tax loss for the first, second, and third quarters of 2003, respectively, primarily due to increased cost of revenues for customer and contract related accruals, warranty costs, and other accruals.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the statement of operations. The reclassifications were made for royalty expense, gain (loss) on sale of businesses and assets, and other items including certain functional spending and specific expenses.

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. We concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated by $738, of which $520 comprised items that should have been charged to continuing operations. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of all of these changes on net earnings from discontinued operations — net of tax was a decrease of $31, $6 and $12 for the first, second, and third quarters of 2003, respectively. This was primarily due to the elimination of a gain in the first quarter of 2003 of $90 on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired partially offset by an increase of $37 for corrections to accrued liabilities.

Material weaknesses in internal control over financial reporting identified in Second Restatement

As described above and in the “Controls and Procedures” section of this report, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of the Second Restatement process, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting, as further described in the “Controls and Procedures” section of this report. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel Networks procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities including those described in SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and

•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary set forth in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist at December 31, 2004. We continue to identify, develop and begin to implement remedial measures to address them, as described in the “Controls and Procedures” section of this report. See also notes 3 and 22 to the accompanying consolidated financial statements.

Revenue Independent Review

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will seek a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review.

Personnel actions

In connection with the Independent Review, we have, among other actions, terminated for cause:

•	our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004) and

•	seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

Each of these former members of management had responsibility for their respective positions at the time of the Comprehensive Review and First Restatement. The Board of Directors determined that each of these individuals had significant responsibilities for our financial reporting as a whole, or for their respective business units and geographic regions, and that each was aware, or ought to have been aware, that our provisioning activity, described above, did not comply with U.S. GAAP.

EDC Support Facility

The delayed filing of the Reports with the SEC, the trustees under our and NNC’s public debt indentures and Export Development Canada, or EDC, gave EDC the right to (i) terminate its commitments under the $750 EDC support facility, or the EDC Support Facility, relating to certain of our performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require us to cash collateralize all existing support. We obtained waivers from EDC with respect to these and related matters to permit continued access to the EDC Support Facility in accordance with its terms while we complete our filing obligations with respect to the Reports. The waivers have also applied to certain additional breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNC’s prior financial results, or the Related Breaches. In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC

Support Facility as uncommitted support during the waiver period. The $300 revolving small bond facility will not become committed support until all of the Reports have been filed with the SEC and we obtain a permanent waiver of the Related Breaches.

As we and NNC will not have filed all of the Reports by January 15, 2005, EDC will have the right, on such date, (absent a further waiver in relation to the delayed filings and the Related Breaches), to (i) terminate the EDC Support Facility and (ii) exercise certain rights against collateral or require us to cash collaterize all existing support.

In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC will have the right (absent a further waiver of the Related Breaches) beginning on January 15, 2005 to terminate or suspend the EDC Support Facility or exercise certain rights against collateral notwithstanding the filing of the Reports. While we are seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that we will receive any waiver or as to the terms of any such waiver.

As of December 31, 2004, approximately $296 of outstanding support under the EDC Support Facility was outstanding, $212 of which was outstanding under the revolving small bond sub-facility. See “Available support facility” and “Risk factors/forward looking statements”.

Credit facilities and security agreements

On April 28, 2004, we terminated our and Nortel Networks Inc., or NNI, $750 April 2000 five year credit facilities, or the Five Year Facilities. Absent such termination, the banks would have been permitted, upon 30 days notice, to terminate their commitments under the Five Year Facilities as a result of our failure to file our 2003 Annual Report on Form 10-K by April 29, 2004. Upon termination, the Five Year Facilities were undrawn.

As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by us and various of our subsidiaries, under which shares of certain of our subsidiaries incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of our and NNC’s outstanding public debt securities, also terminated in accordance with their terms (see note 22 of the accompanying consolidated financial statements). In addition, the guarantees by certain subsidiaries incorporated outside of the U.S. and Canada terminated in accordance with their terms. Because certain of the foreign security agreements, including those relating to Nortel Networks S.A., were in place as of December 31, 2003, we have included Nortel Networks S.A. financial statements in this report notwithstanding the subsequent termination of these agreements. Security agreements remain in place under which substantially all of our assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of our U.S. and Canadian subsidiaries, are pledged in favor of EDC and the holders of our and NNC’s outstanding public debt securities. In addition, the guarantees by certain of our wholly owned subsidiaries, including NNI, most of our Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, of our obligations under the EDC Support Facility and our and NNC’s outstanding public debt securities, remain in place. See “Liquidity and capital resources”.

Debt securities

As a result of the delay in filing the Reports, we and NNC have not been in compliance with our obligations to deliver the Reports to the trustees under our and NNC’s public debt indentures. As of December 31, 2004, approximately $1,800 of our notes (or our subsidiaries’ notes) and $1,800 of NNC’s convertible debt securities were outstanding.

These delays have not resulted in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration cannot occur unless notice by holders of at least 25% of the outstanding principal amount of any relevant series of debt securities of such non-compliance is provided to us or NNC, as applicable, and we or NNC, as applicable, fail to file and deliver the relevant Report within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, neither we nor NNC has received a notice to the date of this report. As a result of the continuing delay in filing certain of our Reports, we and NNC continue to be in breach of our obligations under our and NNC’s public debt indentures, as described above. If notice were given and acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

Based on publicly available information, we have reason to believe that more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by one of our subsidiaries and guaranteed by us are held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNC are aware of any holder, or group of related holders, that holds at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we have reason to believe that there is sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by us that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. See “Liquidity and capital resources” and “Risk factors/forward looking statements”.

Shelf registration statement

Owing to the delayed filing of the Reports, we are currently unable to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. See “Liquidity and capital resources” and “Risk factors/forward looking statements”.

Credit ratings

On April 28, 2004, Standard and Poor’s, or S&P, downgraded its ratings on us, including our long-term corporate credit ratings from “B” to “B-” and our preferred shares rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s Investors Service, Inc., or Moody’s, changed its outlook to potential downgrade from uncertain. See “Credit ratings” and “Risk factors/forward looking statements”.

Regulatory actions and pending litigation

We are under investigation by the SEC and the Ontario Securities Commission, or OSC, Enforcement Staff. In addition, Nortel Networks has received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police., or RCMP, has advised us that it would be commencing a criminal investigation into our financial accounting situation. We will continue to cooperate fully with all authorities in connection with these investigations and reviews. See “Legal proceedings” and “Risk factors/forward looking statements”.

In addition, numerous class action complaints have been filed against us and NNC, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against us and NNC. These pending civil litigation actions and regulatory and criminal investigations are significant and if decided against us, could materially adversely affect our financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Liquidity and capital resources”, “Legal proceedings” and “Risk factors/forward looking statements”.

On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and Nortel Networks Limited. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities laws.

We and NNC continue to provide periodic updates to the NYSE and the TSX concerning our and NNC’s delay in filing certain of the Reports. The NYSE granted us and NNC an extension of up to March 31, 2005 to file our 2003 Annual Reports, during which the Nortel Networks Corporation common shares and our and NNC’s other securities remain listed on the NYSE. To the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNC’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange. See “Risk factors/forward looking statements”.

Stock-based compensation plans

As a result of NNC’s March 10, 2004 announcement that we and NNC would need to delay the filing of our 2003 Annual Reports, we suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, or Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans, until such time as, at the earliest, that we and NNC are in compliance with U.S. and Canadian regulatory securities filing requirements.

Evolution of our supply chain strategy

Over the last five years, we have divested most of our manufacturing activities to Electronic Manufacturing Services, or EMS, suppliers. On June 29, 2004, we announced an agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations, including product integration, testing and repair operations carried out in our Systems Houses in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar operations at our Monkstown, Northern Ireland and Chateaudun, France Systems Houses, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire our global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

We have entered into a four year supply agreement with Flextronics for manufacturing services (whereby Flextronics will manage approximately $2,500 of our annual cost of sales) and a three year supply agreement for design services. The transfer of the optical design operations and related assets in Ottawa and Monkstown closed in the fourth quarter of 2004. The portions of the transaction related to the manufacturing activities in Montreal and Calgary are expected to close in the first and second quarters of 2005, respectively. The balance of the transaction is expected to close on separate dates occurring during the first half of 2005. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 of our employees to Flextronics. We expect to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing and, with respect to each closing, will be paid on an installment basis up to nine months thereafter. Such payments will be subject to a number of adjustments, including from potential post-closing date asset valuations and potential post-closing indemnity payments. Flextronics also has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. We do not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. The cash proceeds estimate is comprised of approximately $475 to $525 for inventory and equipment and $200 for intangible assets. The cash proceeds would be partially offset by related estimated transaction costs (including transition, potential severance, and information technology implementation and real estate costs) of approximately $200.

We also announced that we plan to create Solutions Operations Centers in Calgary and Montreal and, pending the completion of information and consultation processes in Europe, in Monkstown and Chateaudun. These centers are expected to have overall responsibility for the strategic management and control of our various supply chains, including all customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment.

We believe that the use of an outsourced manufacturing model has enabled us to benefit from leading manufacturing technologies, leverage existing resources from around the world, lower our cost of sales, quickly adjust to fluctuations in market demand and decrease our investment in plant, equipment and inventories. We continue to retain in-house all strategic management and overall control responsibilities associated with our various supply chains, including all customer interfaces, customer service, order management, quality assurance, product cost-management, new product introduction, and network solutions integration, testing and fulfillment.

Other business developments

Ownership adjustment in our French and German operations

On September 18, 2003, consistent with our overall global business strategy, we realigned our business activities in France and Germany by increasing our ownership in our core businesses in these countries. As a result of this realignment, we acquired the 42% minority interest in Nortel Networks Germany GmbH & Co. KG and the 45% minority interest in Nortel Networks France S.A.S., or NNF, previously held by European Aeronautic Defence and Space Company EADS N.V., or EADS, our former partner in three European joint ventures. At the completion of these transactions, our ownership in each company increased to 100%. These companies are responsible for the sales and marketing of our products in Germany and France. At the same time, EADS increased its ownership in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.), or EADS Telecom, from 59% to 100% as a result of acquiring our equity ownership in that company. For additional information, see “Nortel Networks Germany and Nortel Networks France” in note 10 of the accompanying consolidated financial statements.

Customer financing commitments

During 2003, we reduced our undrawn customer financing commitments by $651 primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2003, approximately $108 of the $177 in undrawn commitments was not available for funding under the terms of our financing agreements. For additional information, see “Customer financing”.

Sale of Entrust shares

On February 3, 2004, we sold approximately 7 million common shares of Entrust Inc., or Entrust, for cash consideration of $33, resulting in a gain of $18. In connection with this transaction, we no longer hold any equity interest in Entrust.

Real estate

On March 1, 2004, we purchased land and two buildings for $87 that were previously leased by us, which leases expired on February 28, 2004. As a result, we extinguished a debt of $87.

Customer contract settlement

On May 7, 2004, we received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which will be included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

Directory and operator services business

On August 2, 2004, we completed the contribution of certain assets and liabilities of our directory and operator services, or DOS, business to VoltDelta, Resources LLC, or VoltDelta, a wholly owned subsidiary of Volt Information Sciences, Inc., or VIS, in return for a 24% interest in VoltDelta. After a period of two years, we and VIS each have an option to cause us to sell our VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 of our DOS employees in North America and Mexico joined VoltDelta. We recorded a gain on sale of businesses and assets of approximately $50 in the third quarter of 2004.

Bharat Sanchar Nigram Limited contract

In August 2004, we entered into a contract with Bharat Sanchar Nigram Limited to establish a wireless network in India. Our commitments to date for orders received under this contract have resulted in an estimated project loss of approximately $130, which has been recorded in the third quarter of 2004.

Patent infringement settlement

On October 26, 2004, we entered into an agreement with Foundry Networks, Inc., or Foundry, to settle outstanding patent infringement claims and counterclaims by us and Foundry. As part of the settlement, we granted Foundry a four year license under certain patents and Foundry paid $35 to us.

Customer financing arrangements

On December 15 and 16, 2004, we sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $56.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount as of December 31, 2003 of $13, net of provisions for doubtful accounts of $147 ($55 of the provision is included in discontinued operations). We are currently assessing the value of the restructured notes receivable and expect that an increase in value from the net carrying amount has occurred.

Results of operations — continuing operations

Segment revenues

The following table summarizes our revenues for 2003, 2002 and 2001 by segment:

	For the years ended December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	$ Change	% Change	$ Change	% Change

Wireless Networks	$4,389	$4,161	$5,699	$228	5	$(1,538)	(27)
Enterprise Networks	2,589	2,415	3,143	174	7	(728)	(23)
Wireline Networks	2,005	2,572	4,327	(567)	(22)	(1,755)	(41)
Optical Networks	1,179	1,815	5,014	(636)	(35)	(3,199)	(64)
Other (a)	31	31	580	–	–	(549)	(95)

Consolidated	$10,193	$10,994	$18,763	$(801)	(7)	$(7,769)	(41)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the years ended December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	$ Change	% Change	$ Change	% Change

United States	$5,424	$5,809	$10,059	$(385)	(7)	$(4,250)	(42)
EMEA (a)	2,366	2,500	4,352	(134)	(5)	(1,852)	(43)
Canada	587	648	1,078	(61)	(9)	(430)	(40)
Asia Pacific	1,307	1,484	2,258	(177)	(12)	(774)	(34)
CALA (b)	509	553	1,016	(44)	(8)	(463)	(46)

Consolidated	$10,193	$10,994	$18,763	$(801)	(7)	$(7,769)	(41)

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Consolidated revenues

The following chart summarizes our quarterly revenues during 2003 and 2002:

2003 vs. 2002

Our consolidated revenues declined 7% in 2003 compared to 2002. There were substantial declines in Wireline Networks and Optical Networks while Wireless Networks increased 5% and Enterprise Networks increased 7%. The decline was primarily due to the continued industry adjustment and capital spending restrictions experienced by our service provider customers. As well, the decline in 2003 was attributable to tightened capital markets mainly experienced in the first half of 2003 as customer spending remained cautious, with many of our customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. Many of our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

From a geographic perspective, the 7% decline in revenues in 2003 compared to 2002 was due to a:

•	7% decline in revenues in the U.S. primarily due to capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management in 2003 as well as tightened capital markets mainly during the first half of 2003. This was partially offset by the release of certain software including the general availability of Succession 3.0 in the fourth quarter of 2003 which triggered the recognition of associated revenues deferred from prior periods. In addition, revenues increased due to the recognition of deferred revenues associated with certain data switch upgrades. Further, Global System for Mobile communications, or GSM, and Code Division Multiple Access, or CDMA, customers upgraded and expanded their existing networks in the second half of 2003;

•	12% decline in revenues in Asia Pacific due to capital spending restrictions by our service provider customers;

•	5% decline in revenues in EMEA primarily due to capital spending restrictions by service provider and enterprise customers and tightened capital markets mainly during the first half of 2003 which was partially offset by increases in revenue related to new GSM contracts with certain service providers and the impact of favorable foreign exchange effects associated with the euro;

•	9% decline in revenues in Canada primarily due to capital spending restrictions experienced by our service provider customers and their focus on capital and cash flow management, the completion of certain customer deployments as well as tightened capital markets mainly during the first half of 2003, which was partially offset by the impact of favorable foreign exchange effects associated with the Canadian dollar; and

•	8% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers, which was partially offset by increases in revenue related to new GSM contracts with certain service providers.

2002 vs. 2001

Our consolidated revenues declined 41% in 2002 compared to 2001. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw severe economic downturns in various regions around the world and a continued tightening in the global capital markets and slowdown in the industry throughout 2001. Our revenues declined sequentially in 2001 due to lower capital spending by industry participants and substantially less demand for our products and services as customers focused on maximizing their return on invested capital. During 2002, we continued to see these constraints on capital expenditures by our customers. Also, excess network capacity continued to exist in the industry. In addition, we saw continuing consolidation of service providers within the industry. This environment created a change in our customers’ focus from building new networks to conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks.

From a geographic perspective, the 41% decline in revenues in 2002 compared to 2001 was primarily due to a 42% decline in the U.S., a 43% decline in EMEA, a 34% decline in Asia Pacific, a 46% decline in CALA and a 40% decline in Canada. All regional declines in 2002 compared to 2001 were primarily the result of the factors mentioned above.

2004 and 2005

We expect that our consolidated revenues in 2004 will be slightly lower compared with 2003. The 2003 consolidated revenues included revenues that were deferred from prior periods. Although we expect a slight decline of consolidated revenues in 2004 as compared to 2003, we saw growth in several areas in 2004 primarily as a result of customers increasing their investments in:

•	voice over packet technologies;

•	third generation wireless technologies; and

•	expansion and enhancement of existing networks due to subscriber growth and competitive pressures.

The period of relative industry stability that had characterized the second half of 2003 continued into 2004. For 2005, we expect revenue growth over 2004 primarily due to continued growth in the above areas.

Spending in these areas of our business has been partially offset by customers limiting their investment in mature technologies as they focus on maximizing return on investment capital. In addition, we have continued to experience pricing pressures on sales of certain of our products as a result of increased competition particularly from low cost suppliers. Further, while customer support generally remains strong, we believe the ongoing restatement activities and the internal restructuring and realignment programs initiated in August 2004 have adversely impacted business performance in 2004.

Consolidated revenues for the third and fourth quarters of 2004 reflect certain of these trends, with third quarter 2004 consolidated revenues lower than previously announced preliminary unaudited consolidated revenues for the second quarter of 2004. Our fourth quarter is expected to be our strongest quarter in 2004. Our quarterly results of operations will not necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Risk factors/forward looking statements” for other factors that may affect our revenues.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

2003 vs. 2002

Wireless Networks revenues increased 5% in 2003 compared to 2002 due to a 31% increase in the second half of 2003 partially offset by a 17% decrease in the first half of 2003 compared to the same periods in 2002. The 31% increase in the second half of 2003 was primarily due to increased spending by our wireless service provider customers on our GSM, CDMA and UMTS technologies as a result of new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand. The 17% decline in the first half of 2003 was primarily due to the ongoing focus by wireless service providers on capital and cash flow management and increased competition for customers by wireless service providers. As a result, many of our customers heavily scrutinized their capital expenditure requirements and postponed or reduced their capital spending during the first six months of 2003.

CDMA revenues increased in 2003 compared to 2002 due to a substantial increase in revenues in the second half of 2003 compared to the same period in 2002. This substantial increase was partially offset by a decrease in the first half of 2003 compared to the same period in 2002.

The substantial increase in CDMA revenues in the second half of 2003 compared to the same period in 2002 was primarily due to a substantial increase in the U.S. and Canada as a result of our customers expanding their existing networks and upgrading their existing networks to higher data speeds. The substantial increase in the U.S. and Canada was partially offset by a substantial decrease in EMEA. This substantial decline was primarily due to the completion of key customer network deployments during the first half of 2003, which had been underway in 2002.

The decrease in CDMA revenues in the first half of 2003 compared to the same period in 2002 was primarily due to a substantial decline in Canada and a decline in the U.S. as customers continued to experience capital spending restrictions as a result of their continued focus on capital and cash flow management. In Asia Pacific, CDMA revenues increased substantially in the first half of 2003 compared to the same period in 2002 primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand.

GSM revenues increased significantly in 2003 compared to 2002 due to a substantial increase in revenues in the second half of 2003 compared to the same period in 2002. This substantial increase was partially offset by a significant decrease in the first half of 2003 compared to the same period in 2002.

The substantial increase in GSM revenues in the second half of 2003 compared to the same period in 2002 was primarily due to a substantial increase in the U.S. and EMEA. The substantial increase in the U.S was primarily due to accelerated network expansions with certain service providers to meet increased subscriber demand. The substantial increase in EMEA was mainly due to new contracts with certain service provider customers and other customers expanding their existing networks.

The significant decrease in GSM revenues in the first half of 2003 compared to the same period in 2002 was primarily due to substantial declines in Canada and Asia Pacific and a significant decline in the U.S. The substantial decline in Asia Pacific was mainly due to a decline in the overall growth rate of GSM technology deployments by wireless service providers in the second half of 2002 and the first half of 2003. As of the beginning of the first quarter of 2003, many of our GSM customers in Asia Pacific had completed their current network deployments and, as a result, they had sufficient capacity to meet additional subscriber demand. The substantial decline in Canada and the significant decline in the U.S. were mainly due to the completion of network deployments by certain service providers. In EMEA and CALA, GSM revenues increased substantially in the first half of 2003 primarily due to new contracts with certain service providers.

Universal Mobile Telecommunications Systems, or UMTS, revenues increased substantially in 2003 compared to 2002. This substantial increase was primarily due to new contracts with certain service providers and the continued transition to this next generation technology.

Time Division Multiple Access, or TDMA, revenues declined substantially in 2003 compared to 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers in the U.S. and CALA continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In 2003, TDMA revenues accounted for less than 6% of total Wireless Networks revenues, down from 11% in 2002.

From a geographic perspective, the 5% increase in Wireless Networks revenues in 2003 compared to 2002 was primarily due to a:

•	6% increase in the U.S. primarily due to certain of our major GSM and CDMA customers upgrading and expanding their existing networks to meet increased subscriber demand in the second half of the year;

•	15% increase in EMEA primarily due to new GSM contracts with certain service providers and other customers expanding their existing networks to meet increased subscriber demand; and

•	15% increase in CALA primarily due to new GSM contracts with certain service providers and other customers expanding their existing networks to meet increased subscriber demand; partially offset by

•	16% decline in Canada primarily due to the completion of key customer network deployments, customers’ focus on capital and cash flow management and a slower subscriber growth.

2002 vs. 2001

The 27% decline in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a continued deterioration in wireless service providers’ financial condition, slower subscriber growth and increased competition for customers by service providers which resulted in the decision of many wireless service providers to delay capital expenditures.

CDMA revenues declined in 2002 compared to 2001 primarily due to continued capital spending constraints and financial difficulties experienced by our customers globally. In 2002, we continued to experience significant pricing pressures on our CDMA technologies in the U.S. and CALA resulting from the increased competition for customers.

TDMA revenues declined substantially in 2002 compared to 2001 primarily due to a substantial decline in the U.S. and CALA as customers migrated from TDMA to CDMA and GSM technologies as a result of TDMA technology and networks being in their maturity stage. Continued capital spending constraints and financial difficulties experienced by our customers globally also contributed to the TDMA revenue declines. In 2002, we continued to experience significant pricing pressures on our TDMA technologies in the U.S. resulting from the increased competition for customers. TDMA revenues continued to be a smaller portion of Wireless Networks in 2002 compared to 2001.

GSM revenues declined substantially in 2002 compared to 2001 due to substantial declines in Asia Pacific and EMEA. These substantial declines were primarily due to a continued deterioration in wireless service providers’ financial condition and slower subscriber growth, and delays in capital expenditures. Also in Asia Pacific, customers began to deploy CDMA technology solutions as they migrated away from the maturing GSM technologies. This shift in technology focus contributed to the substantial decline in GSM revenues in Asia Pacific.

In 2002, UMTS revenues continued to be an insignificant portion of overall Wireless Networks revenues. While the first commercial launches in the industry did take place in EMEA and Asia Pacific, technology issues associated with third generation, or 3G, handsets contributed to delays in larger deployments of 3G networks in 2002. Also, some of our 3G customers in EMEA incurred significant costs in 2002 associated with licensing fees, which, along with their continued focus on improving their financial performance, limited their spending on network deployments. As a result, 3G network deployments suffered delays in EMEA in 2002.

From a geographic perspective, the 27% decline in Wireless Networks revenues in 2002 compared to 2001 was primarily due to a 54% decline in revenues in Asia Pacific, a 16% decline in revenues in the U.S., a 25% decline in revenues in EMEA and a 27% decline in revenues in CALA. The declines in all regions were mainly due to the continued deterioration in wireless service providers’ financial condition and subscriber growth and increased competition for customers by service providers which resulted in the decision of many wireless service providers to delay capital expenditures.

2004 and 2005

During 2003 and 2004, Wireless Networks revenues continued to be primarily generated by sales of CDMA and GSM technologies. Also, revenues associated with our TDMA technology continued to decline in 2004 compared to 2003 due to the continued transition to newer wireless technologies. Regarding our UMTS technology, revenues have grown compared to 2003 as a result of contracts announced in the second half of 2003 and in 2004 and the continued transition to this next generation technology. We expect a growing percentage of our Wireless Networks revenues to come from our UMTS technology. While we have seen encouraging indicators in certain areas of the wireless market, we can provide no assurance that these growth areas that have begun to emerge will continue in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

2003 vs. 2002

Enterprise Networks revenues increased 7% in 2003 compared to 2002 due to a substantial increase in the circuit and packet voice portion of this segment offset by a significant decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased substantially in 2003 compared to 2002. We experienced a substantial increase in revenues associated with our traditional circuit switching and interactive voice response products primarily due to the release of certain software including Succession 3.0. The general availability of this software in the fourth quarter of 2003 triggered the recognition of associated revenues deferred from prior periods, resulting in a net increase in revenues of $150 in 2003. In addition, there was a substantial increase in revenues associated with our Internet Protocol, or IP, telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in 2003 compared to 2002. The significant decrease in revenues was primarily due to a decline in new service contracts and service contract renewals, a decline in revenues associated with our legacy routing portfolio and a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. This was partially offset by a net increase in previously deferred revenues associated with certain data switch upgrades of approximately $60 in 2003.

Enterprise Networks revenues declined sequentially in the first and second quarters of 2003 and increased sequentially in the third and fourth quarters of 2003. The sequential declines in the first half of 2003 were primarily due to customers having sufficient network capacity, continued capital spending restrictions by our customers and delays associated with the establishment of new channel relationships to address demand from small and medium sized enterprise customers. The sequential increases in revenues in the second half of 2003 were primarily due to a sequential increase in revenues associated with our IP telephony solutions as our customers continued to migrate toward packet voice solutions as well as revenue recognized due to the release of certain software including Succession 3.0 in the fourth quarter of 2003. Further, we experienced sequential revenue increases in the third and fourth quarters of 2003 from our interactive voice response and security products as a result of certain new product releases in the second half of 2003.

From a geographic perspective, the 7% increase in Enterprise Networks revenues in 2003 compared to 2002 was primarily due to a:

•	14% increase in revenues in the U.S. primarily due to the release of certain software including the general availability of Succession 3.0 in the fourth quarter of 2003 which triggered the recognition of associated revenues deferred from prior periods. In addition, revenues increased due to the recognition of deferred revenues associated with certain data switch upgrades; partially offset by

•	18% decline in revenues in CALA primarily due to the reduction of inventory by the distribution network in the region and the unfavorable economic conditions in certain countries.

2002 vs. 2001

The 23% reduction in Enterprise Networks revenues in 2002 compared to 2001 was primarily a result of enterprise customers continuing to reduce their spending due to the ongoing industry adjustment, the overall economic conditions and uncertainties surrounding the technology evolution of next generation products.

Revenues from the circuit and packet voice portion of this segment declined substantially in 2002 compared to 2001. The substantial decline was primarily due to reductions in customer spending in the U.S. and EMEA. Revenues for traditional circuit switching products did begin to show signs of improvement in the U.S. in the second half of 2002 after experiencing sequential quarterly reductions during 2001 and the first half of 2002. In 2002, traditional circuit switching also continued its evolution towards IP telephony solutions, as reliability and quality of service concerns, traditionally associated with voice over packet solutions, were reduced. Regardless, customers remained cautious in 2002 with respect to their investment decisions due to uncertainties surrounding the migration to packet voice solutions.

The data networking and security portion of this segment experienced significant declines in 2002 compared to 2001. The significant decline in revenues was primarily due to customer spending constraints and a decline in demand for mature products across all regions. Pricing pressures continued in 2002 in the data networking and security portion of this segment as we experienced continued significant competition for enterprise customers.

From a geographic perspective, the 23% decline in Enterprise Networks revenues in 2002 compared to 2001 was primarily due to a 27% decline in the U.S., a 22% decline in EMEA and an 8% decline in Asia Pacific. These declines were all primarily due to the ongoing industry adjustment, the overall economic conditions and uncertainties surrounding the technology evolution of next generation products.

2004 and 2005

During 2004, our Enterprise Networks customers have continued to increase the deployment of voice over packet technologies in their communications networks. We expect that data, voice and multimedia communications will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. Also, we anticipate that demand will continue to decline for our traditional circuit switching products, however, it is difficult to determine the extent to which future declines in demand will occur as a result of the migration to voice over packet technologies. In 2005, we are focused on increasing our market presence with enterprise customers. In particular, we are focusing on leading enterprise customers with high performance networking needs. While we have seen encouraging indicators in certain parts of the enterprise market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

2003 vs. 2002

Wireline Networks revenues declined 22% in 2003 compared to 2002. This decline was primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continued industry adjustment.

Revenues from the circuit and packet voice portion of this segment decreased substantially in 2003 compared to 2002 primarily due to a substantial decrease in our traditional circuit switching product revenues and also uncertainty related to the impact of the Federal Communications Commission, or FCC, decision regarding the regulation of the availability of unbundled network elements, or UNEs, released on August 21, 2003 and subsequent judicial review and FCC reconsideration of the decision. The substantial decline in our circuit switching revenues was primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers during 2003 and tightened capital markets mainly during the first half of 2003. Revenues from our packet voice solutions increased substantially across all regions except EMEA in 2003 compared to 2002 primarily due to new service provider contracts throughout 2003.

Revenues from the data networking and security portion of this segment decreased significantly in 2003 compared to 2002 primarily due to substantial declines in the U.S. and Asia Pacific and a significant decline in CALA. In these regions, we experienced a decline in demand for our mature products primarily due to the ongoing shift towards IP-based technology.

From a geographic perspective, the 22% decline in Wireline Networks revenues in 2003 compared to 2002 was primarily due to a:

•	32% decline in revenues in the U.S. primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers, tightened capital markets mainly during the first half of 2003 and also uncertainty related to the impact of the FCC decision regarding the regulation of the availability of UNEs;

•	43% decline in revenues in CALA primarily due to the completion of a major contract in the first quarter of 2002 and continued capital spending restrictions experienced by our service provider customers; and

•	5% decline in revenues in EMEA primarily due to a reduction in capital spending by service provider customers during 2003 and tightened capital markets mainly during the first half of 2003; partially offset by

•	15% increase in Canada primarily due to increased revenues from our packet voice solutions primarily due to new service provider contracts throughout 2003.

2002 vs. 2001

The 41% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a substantial reduction in capital spending by our service provider customers.

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

From a geographic perspective, the 41% decline in Wireline Networks revenues in 2002 compared to 2001 was primarily due to a 41% decline in the U.S., a 32% decline in EMEA, a 57% decline in CALA, and a 39% decline in Asia Pacific. The declines in all regions were primarily attributable to the substantial reduction in spending by our service provider customers as a result of the factors mentioned above.

2004 and 2005

In 2004, our service provider customers continued to increase the deployment of packet-based technologies in their communications networks as they looked for ways to optimize their existing networks and offer new revenue generating services while limiting capital expenditures and operating costs. However, the timing of when service provider customers will deploy packet-based technologies on a wider scale is still unclear. Further, it is difficult to determine the effect the FCC decision regarding the regulation of the availability of UNEs and subsequent adoption on December 15, 2004 of new unbundling rules in response to the remand by the U.S. Court of Appeals for the D.C. Circuit will have on our business. The demand for our traditional circuit switching products has continued to decline as certain service providers continued to reduce their capital expenditures on these legacy technologies. While we have seen encouraging indicators in certain areas of the wireline service provider market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

2003 vs. 2002

Optical Networks revenues declined 35% in 2003 compared to 2002. The decline was primarily the result of the continuing industry adjustment, excess capacity, tightened capital markets mainly during the first half of 2003 and reductions in capital spending by our EMEA, U.S. and Canada customers in both the long-haul and metro optical portions of this segment.

Revenues in the long-haul portion of this segment declined substantially in 2003 compared to 2002. The substantial decline was primarily due to the continuing industry adjustment, excess capacity, tightened capital markets mainly during the first half of 2003 and continued capital spending restrictions in the U.S., Canada and EMEA as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In Asia Pacific, optical long-haul revenues declined substantially in 2003 compared to 2002 primarily due to the completion of network build-outs for certain customers in 2002 that were not repeated in 2003. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures across all regions.

In the fourth quarter of 2002, we sold certain optical components assets to Bookham Technology plc, or Bookham. As a result, our results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In 2002, revenues generated from the optical components assets sold to Bookham were approximately 3% of the total Optical Networks revenues of $1,815.

Revenues in the metro optical portion of this segment were relatively flat in 2003 compared to 2002. This was primarily due to a substantial decrease in EMEA partially offset by an increase in revenues in the U.S. and a substantial increase in Asia Pacific. The substantial decrease in EMEA was primarily the result of the continued industry adjustment, tightened capital markets mainly during the first half of 2003 and customer spending restrictions. The increase in revenues in the U.S. and the substantial increase in Asia Pacific were primarily due to new customer contracts during the first half of 2003 for expansions of existing networks to meet increased customer demand.

From a geographic perspective, the 35% decline in Optical Networks revenues in 2003 compared to 2002 was primarily due to a:

•	35% decline in the U.S., 40% decline in EMEA and a 32% decline in Canada primarily related to a substantial reduction in capital spending as a result of the continuing industry adjustment, tightened capital markets mainly during the first half of 2003 and customers continuing to focus on maximizing return on invested capital; and

•	33% decline in Asia Pacific primarily related to contractual issues experienced with certain customers in the fourth quarter of 2003 and the completion of network build-outs for certain customers in the long-haul portion of this segment in 2002 that were not repeated in 2003.

2002 vs. 2001

The 64% decline in Optical Networks revenues in 2002 compared to 2001 was primarily the result of substantial reductions in capital spending by our major U.S. and EMEA customers. These reductions were partially offset by a significant increase in Asia Pacific revenues primarily due to new customer contracts for expansions of existing networks to meet increased customer demand.

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

Revenues in the metro optical portion of the segment were primarily driven by demand for enterprise connectivity and storage solutions. The substantial decline in revenue in the metro optical portion of the segment in 2002 compared to 2001 was primarily due to a decline in demand for mature products. This substantial decline was compounded by the ongoing industry adjustment as customers continued to focus on optimizing existing networks and delayed the deployment of next generation products. Industry consolidation also contributed to the reduction in service provider capital spending during 2002 and 2001. The then current generation of metro products, namely, the OPTera Metro family of products, were the key products contributing to revenue in 2002 and accounted for a substantial portion of the overall Optical Networks revenues. Revenue in the metro optical portion of the segment increased as a percentage of total Optical Networks revenue in 2002 compared to 2001.

From a geographic perspective, the 64% decline in Optical Networks revenues in 2002 compared to 2001 was primarily due to a 76% decline in revenues in U.S., a 61% decline in revenues in EMEA and a 72% decline in revenues in CALA. The declines in all these regions were primarily due to the continued industry adjustment, including industry consolidation, capital spending constraints and the redeployment of assets in 2001 and 2002.

2004 and 2005

During 2004, our major customers in the optical long-haul portion of Optical Networks remained focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers in the near term will be increasingly directed to opportunities that enhance customer performance, revenue generation and cost reduction.

We see an increase in demand for metro Dense Wavelength Division Multiplexing, or metro DWDM. This increase is primarily due to new network deployments by certain customers and other customers expanding their networks, driven by emerging applications such as Cable Video on Demand, all of which have resulted in a need for low cost, high capacity connectivity between network sites. As a result, we expect that the metro optical portion of this segment will continue to represent a larger percentage of overall Optical Networks revenues. While we have seen encouraging indicators in certain parts of the optical market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Gross profit and gross margin

	For the years ended December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	Change	% Change	Change	% Change

Gross profit	$4,332	$3,855	$4,252	$477	12	$(397)	(9)
Gross margin	42.5%	35.1%	22.7%	7.4pts		12.4pts

Gross margin improved 7.4 percentage points in 2003 compared to 2002 primarily due to:

•	an increase related to continued improvements in our cost structure primarily as a result of favorable supplier pricing and changes in product mix that resulted in increased volumes of certain products with higher margins; and

•	an increase of approximately 4 percentage points related to reduced inventory provisioning and contract and customer settlement costs. In 2003, we recorded approximately $299 of incremental inventory provisions compared to approximately $689 of similar incremental charges in 2002; partially offset by

•	pricing pressures on certain of our products; and

•	an increase in expense related to our employee return to profitability, or RTP, and regular bonus plans.

Gross margin improved 12.4 percentage points in 2002 compared to 2001 primarily due to:

•	an increase of approximately 9 percentage points related to reduced inventory provisioning and contract and customer settlement costs. In 2002, we recorded approximately $689 of incremental inventory provisions compared to approximately $1,631 of similar incremental charges in 2001;

•	improvements in our cost structure to more closely reflect our sales volume and as a result of favorable supplier pricing; partially offset by

•	pricing pressures on certain of our products.

While we cannot predict the extent to which changes in product mix and pricing pressures will impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable material pricing. Considering the impacts of our strategic plan described under “Business overview — Our strategic plan and outlook” and the higher costs associated with initial customer deployments in emerging markets, we expect that gross margin will trend in the range of 40% to 44% through 2005. See “Risk factors/forward looking statements” for factors that may affect our gross margins.

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin improved by approximately 6 percentage points in 2003 compared to 2002 primarily due to:

•	changes in product mix mainly related to increased volumes of certain products with higher margins;

•	improvements in our product costs primarily as a result of favorable material pricing which was partially offset by reductions in the selling price of certain products; and

•	improvements in other operations related costs; partially offset by

•	an increase in contract-related costs including customer trials.

Wireless Networks gross margin improved by approximately 15 percentage points in 2002 compared to 2001 primarily due to:

•	changes in product mix mainly related to increased volumes of certain products with higher margins;

•	improvements in our product costs primarily as a result of favorable material pricing;

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand and a decrease in other contract and customer settlement costs; and

•	improvements in other operations related costs.

Enterprise Networks

Enterprise Networks gross margin improved by approximately 5 percentage points in 2003 compared to 2002 and was relatively flat in 2002 compared to 2001 primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing;

•	changes in product mix mainly related to increased volumes of certain products with higher margins;

•	reductions in other operations related costs including product defects, customer service and warranty costs; and

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand and a decrease in other contract and customer settlement costs; partially offset by

•	reductions in the selling price of certain of our products.

Wireline Networks

Wireline Networks gross margin declined by approximately 4 percentage points in 2003 compared to 2002 primarily due to:

•	changes in product mix mainly related to decreased volumes of certain products with higher margins; partially offset by

•	improvements in our cost structure as a result of favorable supplier pricing and design improvements;

•	reductions in other operations related costs, mainly in the U.S. and Canada; and

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand.

Wireline Networks gross margin improved by approximately 14 percentage points in 2002 compared to 2001 primarily due to:

•	improvements in our cost structure as a result of favorable supplier pricing and design improvements;

•	reductions in other operations related costs, mainly in the U.S. and Canada; and

•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand.

Optical Networks

Optical Networks gross margin improved by approximately 24 percentage points in 2003 compared to 2002 primarily due to:

•	reduced inventory provisioning and other contract and customer settlement costs throughout 2003 including a reduction in accruals of $53 associated with a certain customer bankruptcy settlement;

•	reductions in operations related costs throughout 2003 mainly in the U.S., Canada and EMEA;

•	improvements in our cost structure primarily as a result of favorable supplier pricing which were partially offset by continued pricing pressures on the sale of certain products;

•	the sale of certain optical components assets to Bookham and, as a result, our 2003 gross margin excluded the impact of excess capacity of those optical components assets; and

•	reduced warranty charges in 2003.

Optical Networks gross margin declined by approximately 4 percentage points in 2002 compared to 2001 primarily due to:

•	pricing pressures on the sale of certain products; partially offset by

•	reduced inventory provisioning and other contract and customer settlement costs in 2002.

Operating expenses

Selling, general and administrative expense

	For the years ended December 31,			2003 vs 2002			2002 vs 2001
	2003	2002	2001	$ Change		% Change	$ Change		% Change

SG&A expense	$1,931	$2,532	$6,010	$(601)		(24)	$(3,478)		(58)
As % of revenues	18.9%	23.0%	32.0%	(4.1 pts	)		(9.0 pts	)

SG&A expense declined $601 in 2003 compared to 2002 primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate; and

•	a net decrease of $471 (recovery of $179 in 2003 and expense of $292 in 2002) related to decreased provisioning for trade and customer financing receivables; partially offset by

•	an increase of approximately $120 related to our RTP and regular bonus plans in 2003 compared to 2002;

•	an increase due to significant foreign exchange impacts associated with the Canadian dollar, euro and British pound; and

•	an increase related to our stock-based compensation, including restricted stock unit and stock option programs, both of which are not allocated across all of our reportable segments.

SG&A expense declined $3,478 in 2002 compared to 2001 primarily due to:

•	the impact of workforce reductions which, in turn, resulted in a reduction in other related costs including information services and real estate; and

•	a decrease of $1,497 (expense of $292 in 2002 and expense of $1,789 in 2001) related to decreased provisioning for trade and customer financing receivables.

Overall in 2004, we expect increased SG&A expense compared to 2003 primarily as a result of net trade and customer financing receivable recoveries of $179 that were included in our SG&A expense in 2003 that are not expected to be repeated in 2004, negative foreign exchange impacts, increases in our stock-based compensation programs and costs of approximately $115 related to our restatement activities. Although we expect increased SG&A expense in 2004 compared to 2003, through the implementation of our strategic plan, we expect to reduce operating expenses (both SG&A and R&D expense) to 35% of revenues or lower on an annualized basis in 2005. See “Business overview — Our strategic plan and outlook”.

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense decreased substantially in 2003 compared to 2002 primarily due to:

•	the continued impact of our workforce reductions and organizational realignment across all regions and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade and customer financing receivables.

Wireless Networks SG&A expense decreased substantially in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions and organizational realignment across all regions and associated reductions in other related costs such as information services and real estate; partially offset by

•	an increase in provisioning for trade and customer financing receivables.

Enterprise Networks

Enterprise Networks SG&A expense decreased in 2003 compared to 2002 and decreased substantially in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions, primarily in the U.S. and Canada, and associated reductions in other related costs such as information services and real estate; and

•	a decrease in provisioning for trade receivables.

Wireline Networks

Wireline Networks SG&A expense decreased substantially in 2003 compared to 2002 and in 2002 compared to 2001 primarily due to:

•	a decrease in provisioning for trade and customer financing receivables; and

•	the continued impact of our workforce reductions, primarily in the U.S. and Canada, and associated reductions in other related costs such as information services and real estate.

Optical Networks

Optical Networks SG&A expense decreased substantially in 2003 compared to 2002 and in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate;

•	reduction in accruals of approximately $4 associated with a certain customer bankruptcy settlement; and

•	a decrease in provisioning for trade and customer financing receivables.

In addition, Optical Networks SG&A expense decreased substantially in 2003 compared to 2002 due to a reduction in accruals in 2003 associated with a customer contract settlement.

Research and development expense

	For the years ended December 31,			2003 vs 2002			2002 vs 2001
	2003	2002	2001	$ Change		% Change	$ Change	% Change

R&D expense	$1,965	$2,084	$3,128	$(119)		(6)	$(1,044)	(33)
As % of revenues	19.3%	19.0%	16.7%	(0.3 pts	)		2.3 pts

R&D expense decreased $119 in 2003 compared to 2002 and decreased $1,044 in 2002 compared to 2001 primarily due to our workforce reductions and a reduced level of R&D activity consistent with the volume of business. The $119 decline in 2003 compared to 2002 was net of increases in R&D expense due to significant foreign exchange impacts associated with the Canadian dollar, euro and British pound in 2003 and increases in expenses associated with our RTP and regular bonus plans.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. Although we experienced a substantial decline in demand for our networking equipment in 2001 through 2003, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. As a result, our R&D expense as a percentage of our consolidated revenues remained relatively flat at 19.3% in 2003 compared to 19.0% in 2002, both of which were up from 16.7% in 2001.

We expect to continue to manage R&D expense according to the requirements of our business, allocating resources and investment where customer demand dictates, and reducing resources and investment where opportunities for improved efficiencies present themselves. Our R&D efforts are currently focused on secure and reliable converged networks including:

•	packetization of voice and multimedia IP telephony solutions services;

•	services edge capability to realize simplification of customer network operations and broadband access technologies, including wireless and wireline; and

•	enhanced network security to ensure the level of reliability and performance that has traditionally existed in carrier networks.

We expect that our R&D expense as a percentage of revenue in 2004 will be similar to 2003 and 2005 will be lower than 2004 as we seek to achieve ongoing cost reductions in R&D as part of our strategic plan first announced in August 2004. See “Business overview — Our strategic plan and outlook”.

Segment research and development expense

Wireless Networks

Wireless Networks R&D expense increased slightly in 2003 compared to 2002 primarily due to:

•	significant unfavorable foreign exchange impacts associated with the Canadian dollar and euro; partially offset by

•	the continued impact of our workforce reductions;

•	transitioning R&D activities into lower cost markets; and

•	focused cost-savings initiatives.

Wireless Networks R&D expense decreased in 2002 compared to 2001 primarily due to:

•	reductions in our UMTS R&D programs as a result of delays in commercial launches by wireless carriers in EMEA; and

•	focused cost-savings initiatives; partially offset by

•	continued investment in the development of new products.

Enterprise Networks

Enterprise Networks R&D expense was up slightly in 2003 compared to 2002 primarily due to:

•	unfavorable foreign exchange impacts associated with the Canadian dollar; partially offset by

•	the continued impact of our workforce reductions that targeted a level of R&D that was more representative of the volume of our business.

Enterprise Networks R&D expense decreased substantially in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; and

•	effectively prioritizing investment in data products and increased outsourcing activity.

Wireline Networks

Wireline Networks R&D expense decreased significantly in 2003 compared to 2002 and decreased substantially in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; and

•	effectively prioritizing investment in data products and increased outsourcing activity.

Optical Networks

Optical Networks R&D expense decreased substantially in 2003 compared to 2002 and in 2002 compared to 2001 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business.

Segment contribution margin

	For the years ended December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	$ Change	% Change	$ Change	% Change

Wireless Networks	$1,573	$1,104	$515	$469	42	$589	114
Enterprise Networks	574	314	284	260	83	30	11
Wireline Networks	612	740	614	(128)	(17)	126	21
Optical Networks	–	(743)	(1,458)	743	100	715	49
Other	(358)	(92)	(1,713)	(266)	(289)	1,621	95

Total	$2,401	$1,323	$(1,758)	$1,078	81	$3,081	175

As a result of the gross margin and SG&A expense changes discussed above, our total segment contribution margin improved by $1,078 in 2003 compared to 2002 and by $3,081 in 2002 compared to 2001. See “Segment information” in note 6 of the accompanying consolidated financial statements.

Segment Management EBT

	For the years ended December 31,			2003 vs 2002		2002 vs 2001
	2003	2002	2001	$ Change	% Change	$ Change	% Change

Wireless Networks	$695	$256	$(456)	$439	171	$712	156
Enterprise Networks	317	54	(79)	263	487	133	168
Wireline Networks	170	185	(199)	(15)	(8)	384	193
Optical Networks	(258)	(1,227)	(2,352)	969	79	1,125	48
Other	(243)	(232)	(2,760)	(11)	(5)	2,528	92

Total	$681	$(964)	$(5,846)	$1,645	171	$4,882	84

The changes in segment Management EBT are a result of the gross margin, SG&A expense and R&D expense changes discussed above. See “Segment information” in note 6 of the accompanying consolidated financial statements for a reconciliation of segment Management EBT to net earnings (loss) from continuing operations.

Amortization of intangibles

On January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. As a result, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life ceased upon adoption of SFAS 142.

The amortization of goodwill for 2001 primarily reflected the charges related to the acquisitions of Bay Networks, Inc., Qtera Corporation, and Clarify Inc.

The net carrying value of goodwill was $2,125 on December 31, 2003 and $2,019 on December 31, 2002.

Special charges

During 2003, we continued to implement our restructuring work plan initiated in 2001. In addition, as described below, certain exit activities were initiated in 2003. Special charges recorded from January 1, 2001 to December 31, 2003 were as follows:

		Contract			Intangible
		settlement	Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

Provision balance as of January 1, 2001	$45	$–	$–	$–	$–	$45

Goodwill impairment	–	–	–	–	2,239	2,239
Other special charges	1,156	897	969	39	–	3,061
Revisions to prior accruals	45	(106)	(59)	(2)	–	(122)
Cash drawdowns	(992)	(110)	–	(8)	–	(1,110)
Non-cash drawdowns	14	–	(910)	–	(2,239)	(3,135)
Foreign exchange and other adjustments	11	(4)	–	–	–	7

Provision balance as of December 31, 2001	$279	$677	$–	$29	$–	$985

Goodwill impairment	–	–	–	–	264	264
Other special charges	928	210	383	–	–	1,521
Revisions to prior accruals	(126)	18	(55)	–	–	(163)
Cash drawdowns	(778)	(286)	–	(20)	–	(1,084)
Non-cash drawdowns	(100)	–	(328)	–	(264)	(692)
Foreign exchange and other adjustments	1	1	–	–	–	2

Provision balance as of December 31, 2002 (a)	$204	$620	$–	$9	$–	$833

Other special charges	198	63	74	–	–	335
Revisions to prior accruals	(42)	20	(28)	–	–	(50)
Cash drawdowns	(267)	(275)	–	(9)	–	(551)
Non-cash drawdowns	(41)	–	(46)	–	–	(87)
Foreign exchange and other adjustments	12	27	–	–	–	39

Provision balance as of December 31, 2003 (a)	$64	$455	$–	$–	$–	$519

(a)	As of December 31, 2003 and 2002, the short-term provision balance was $205 and $499, respectively, and the long-term provision balance was $314 and $334, respectively, which was included in long-term provisions, as a component of other liabilities.

We implemented our work plan to streamline our operations and activities around our core markets and leadership strategies during 2001 in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting our operations and expected future growth rates. This work plan was adjusted during 2001, 2002 and 2003 to reflect the continued decline in the industry and economic environment, and in the capital markets. In addition, we initiated activities in 2003 to exit certain leased facilities and leases for assets no longer used across all segments.

In 2003, we recorded special charges of $285, net of revisions of $50, related to our restructuring work plan and contract settlement and lease costs. Workforce reduction charges of $198 related to the cost of severance and benefits associated with approximately 1,700 employees notified of termination during 2003 which extended across all segments. Net revisions of $42 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. During 2003, the workforce reduction provision balance was drawn down by cash payments of $267 and by a non-cash pension settlement loss of $41. The remaining provision is expected to be substantially drawn down by the end of 2005. Contract settlement and lease costs were $63 and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were identified as no longer required across all segments. These lease costs, net of anticipated sublease income, included non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. In addition to these charges were revisions to prior accruals of $20 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $275. The remaining provision, net of approximately $317 in estimated sublease income, is expected to be substantially drawn down by the end of 2013. Also, we recorded charges of $74 related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment held for sale. Net revisions of $28 to reduce prior accruals related to adjustments in our original plans or estimates for the closure of certain facilities. In 2003, we concluded that an impairment of our goodwill did not exist and no write down was recorded.

In 2002, we recorded special charges of $1,622, net of revisions of $163, related to our restructuring work plan and contract settlement and lease costs. Workforce reduction charges of $928 were related to the cost of severance and benefits associated with the approximately 12,100 employees notified of termination which was primarily in the U.S., Canada and EMEA and extended across all segments. Net revisions of $126 to reduce prior accruals primarily related to termination benefits where actual costs were lower than our original estimates across all segments. Workforce reduction charges included $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $778 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision. Contract settlement and lease costs of $210 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased manufacturing equipment that were no longer required, across all segments. In addition to these charges were net revisions of $18 primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During the year ended December 31, 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of $286. The remaining provision balance was net of approximately $402 in estimated sublease revenue. Plant and equipment charges of $383 were related to current period write downs to fair value less costs to sell for various owned facilities and plant and manufacturing related equipment. These charges included $266 related to specialized plant infrastructure and equipment within Optical Networks and the remaining charges for facilities and equipment arising across all segments. Offsetting these charges were revisions of $55 to prior write downs of assets held for sale related primarily to additional proceeds from disposals of equipment from Optical Networks and other segments in excess of amounts previously expected and adjustments to original plans or estimated amounts for certain facility closures across all segments.

In 2002, we also completed the SFAS 142 transitional impairment test and concluded at that time that there was no impairment of recorded goodwill, as the fair values of our reporting units exceeded their carrying amounts as of January 1, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed in 2002. However, as a result of the continued decline in 2002 in both our overall market value generally and within Optical Networks specifically, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with these businesses could no longer support the carrying value of the remaining goodwill associated with them. As a result, we recorded a goodwill write down of $264 in 2002.

In 2001, we recorded special charges of $5,178, net of revisions, related to our restructuring work plan and write downs of goodwill and other assets. These special charges related to workforce reduction costs of $1,156, contract settlement and lease costs of $897, plant and equipment write downs of $969, other charges of $39 and a goodwill write down of $2,239.

On December 31, 2003, our workforce was 35,160. In 2004 and into 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a strategic plan that includes a work plan involving focused workforce reductions and a voluntary retirement program relating in the aggregate to approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Expected cash costs in connection with this work plan are approximately $430. See “Business overview — Our strategic plan and outlook”.

For additional information on expected future cash outflows related to special charges, see “Liquidity and capital resources — Uses of liquidity”. For additional information related to our restructuring activities, see “Special charges” in note 7 of the accompanying consolidated financial statements.

Gain (loss) on sale of businesses and assets

In 2003, gain on sale of businesses and assets of $4 was primarily due to the recognition of the remaining unamortized deferred gain related to the sale of substantially all of the assets of our Cogent Defence Systems, or CDS, business during the year ended December 31, 2001. The remaining unamortized deferred gain of $23 was recognized as a result of the sale of our 41% interest in EADS Telecom as discussed in “Developments in 2003 and 2004 — Other business developments — Ownership adjustment in our French and German operations”. This gain was partially offset by a loss due to retirement of fixed assets.

In 2002, gain on sale of businesses and assets of $4 was primarily related to:

•	a gain of $29 on the sale of certain assets relating to our optical components business to Bookham; and

•	a gain of $41 related to a previously deferred gain associated with the sale of substantially all of the assets of our CDS business to EADS Telecom as well as the cancellation and replacement of a call option to acquire an additional approximate 7% ownership interest in NNF which was originally included as part of the consideration received on the sale of these assets; partially offset by

•	a loss of $68 due to retirement of fixed assets.

In 2001, gain on sale of businesses and assets related to net gains of $100 associated with both the outsourcing of certain activities as part of our continued supply chain transformation strategy that began in 1999 and the divestiture of certain non-core businesses in connection with our restructuring work plan.

For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 10 and “Commitments” in note 14 of the accompanying consolidated financial statements.

Other income (expense) — net

In 2003, other income — net was $433, which primarily included:

•	gain of $96 related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;

•	interest income of $75 on our short-term investments;

•	gain of $30 related to a certain customer bankruptcy settlement;

•	a payment of $25 received from a settlement related to intellectual property use;

•	foreign exchange gains of $83 primarily related to day-to-day transactional activities;

•	gain of $6 related to sale of our interest in Bookham;

•	gain of $31 related to the sale of Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group see “Results of operations — discontinued operations”;

•	gain of $10 related to sale of certain minority investments;

•	dividend income of $19 on our short-term investments; and

•	royalty income of $15 from patented technology.

In 2002, other expense — net of $28 was primarily related to a foreign exchange loss of $84 and a $39 loss on the sale or write down of certain minority investments, partially offset by interest income of $88 on our short-term investments.

In 2001, other expense — net of $519 was primarily related to a foreign exchange loss of $161 and a $368 loss on the sale or write down of certain minority investments. This write down occurred during the third quarter of 2001 from our review of our investment portfolio, and was due to a change in our strategic focus relative to certain minority investments, as well as an other than temporary decline in carrying values caused by the continued significant downturn in both the industry and economic environment. Public company investments were generally written down against earnings to their then current market value. Private company investments were written down to the estimated current market value by applying a telecommunications market average adjustment factor calculated using the declines of a representative group of public companies.

Interest expense

In 2003, interest expense decreased $66 ($124 in 2003 compared to $190 in 2002) primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

In 2002, interest expense decreased $94 ($190 in 2002 compared to $284 in 2001). The decrease was primarily related to a lower level of short-term notes payable in 2002, partially offset by additional interest expense due to long-term debt offerings during 2001.

Interest rates on our outstanding notes payable and long term debt remained relatively flat during these periods.

Our quarterly interest expense in the first quarter of 2004 and the second quarter of 2004 was $32 and $28, respectively. We expect that the quarterly interest expense for the remainder of 2004 will remain at similar levels.

Income tax benefit (expense)

In 2003, we recorded a tax benefit of $33 on pre-tax earnings of $461 from continuing operations before minority interests and equity in net loss of associated companies. This tax benefit resulted from tax audit settlements and the benefit of various R&D related tax incentives. This benefit was partially offset by income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

In 2002, we recorded a tax benefit of $438 on a pre-tax loss of $2,616 from continuing operations before minority interests and equity in net loss of associated companies. Our valuation allowances on tax benefits recorded in 2002 were $724. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and other negative evidence including our eight consecutive quarters of tax losses, and concluded that it was more likely than not that a portion of our deferred income tax asset would not be realized.

As of December 31, 2003, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes.

We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowance is primarily attributed to ongoing industry concerns. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual cash results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting estimates — Income Taxes — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under “Results of operations — continuing operations”, net earnings from continuing operations were $430 in 2003. This amount represented an improvement of $2,593 compared to our net loss from continuing operations of $2,163 in 2002. Also, our net loss from continuing operations improved by $8,843 in 2002 compared to our net loss from continuing operations of $11,006 in 2001.

Results of operations — discontinued operations

In 2003, we completed a number of transactions including the sale of certain assets and common shares of businesses associated with our discontinued operations as well as the restructuring and/or collection of trade and customer financing receivables and a certain promissory note receivable. We continued to wind-down our access solutions operations and recorded net earnings from discontinued operations of $184 (net of tax) related to the sale of certain components of this business and other associated wind-down activities. We also continued to reassess the remaining provisions associated with our discontinued operations and recorded any resulting gains or losses in net earnings (loss) from discontinued operations in the period in which they occurred.

As of December 31, 2003, there was no change to the initial disposal strategy or intent to exit the business which was approved by the Board of Directors on June 14, 2001. However, the prolonged deterioration in the industry and market conditions during 2002 and 2003 delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who were also affected by industry conditions, took longer than expected. Although disposal activities continued beyond the one-year period, we continue to present the access solutions operations as discontinued operations in the accompanying consolidated financial statements. As of December 31, 2003, we had substantially completed the wind-down of our access solutions operations. Net earnings from discontinued operations of $184 (net of tax) primarily related to a number of transactions in 2003 as follows, as well as gains of $68 associated with provision reassessments:

•	a gain of $14 on the sale of certain assets related to our fixed wireless access operations to Airspan Networks, Inc. for cash consideration of $13 on December 23, 2003;

•	a gain of $17 in the fourth quarter of 2003 associated with a cash settlement of $17 related to a certain note receivable which had been previously reserved;

•	a gain of $12 on March 24, 2003 from the sale of 8 million common shares of Arris Group, back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement. In addition, on March 18, 2003, we assigned our membership interest in Arris Interactive LLC, or Arris, to ANTEC Corporation, an Arris Group company, for cash consideration of $88, resulting in a loss of $2. Also in connection with these transactions, we received $11 upon the settlement of a sales representation agreement with Arris Group and recorded a gain of $11; and

•	a gain of $66 in the first quarter of 2003 from the settlement of certain trade and customer financing receivables, the majority of which was previously provisioned.

Following the March 2003 Arris Group transactions, we reduced our interest in Arris Group to 18.8%, and ceased equity accounting for the investment. As a result, we reclassified our remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations effective in the second quarter of 2003. We continued to dispose of our interest in Arris Group in 2003 and the gain or loss on the sale of shares subsequent to the first quarter of 2003 was included in other income (expense) — net. We sold 9 million common shares of Arris Group on November 24, 2003. As of December 31, 2003, we owned 5 million Arris Group common shares or 6.6% of Arris Group’s outstanding common shares.

For additional information, see “Discontinued operations” in note 19 of the accompanying consolidated financial statements and “Other income (expense) — net”.

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of December 31:

	2003	2002

Net cash from (used in) operating activities of continuing operations	$78	$(994)
Net cash from (used in) investing activities of continuing operations	(85)	86
Net cash from (used in) financing activities of continuing operations	(362)	809
Effect of foreign exchange rate changes on cash and cash equivalents	176	74

Net cash from (used in) continuing operations	(193)	(25)
Net cash from (used in) discontinued operations	379	350

Net increase (decrease) in cash and cash equivalents	186	325
Cash and cash equivalents at beginning of period	3,742	3,417

Cash and cash equivalents at end of period	$3,928	$3,742

In 2003, we continued to strengthen our liquidity position. As of December 31, 2003, our primary source of liquidity was cash. At December 31, 2003, we had cash of $3,928 excluding $63 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with the strategic plan (see “Business overview — Our strategic plan and outlook”), manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently, our ability is limited due to the impact of the delay in filing the Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.

In 2003, our cash flows from operating activities were $78 due to net earnings from continuing operations of $430, less adjustments of $131 for non-cash and other items and $221 related to the change in our operating assets and liabilities. The use of cash of $221 resulting from the change in our operating assets and liabilities was primarily due to:

•	net cash of $200 from a reduction in restricted cash and cash equivalents primarily due to the release of restricted cash upon the utilization of our EDC Support Facility as well as the release of other restrictions on cash through cancellation, renegotiation and/or fulfillment of our contractual obligations with certain customers;

•	net cash of $25 from income taxes; and

•	net cash of $437 from inventory primarily related to product shipments exceeding additions to inventories during 2003; more than offset by

•	$302 related to accounts receivable primarily due to a significant increase in billings in the fourth quarter of 2003 as a result of the substantial increase in revenues in the fourth quarter of 2003 compared to the fourth quarter of 2002;

•	$551 in restructuring related cash outflows; and

•	a net decrease of $30 related to accounts payable and accrued liabilities and other operating assets and liabilities.

The net decrease of $30 related to accounts payable and accrued liabilities and other operating assets and liabilities was mainly a result of:

•	contributions to our defined benefit pension plans of approximately $300;

•	the settlement of the liability associated with the put option related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;

•	payments of certain contract manufacturer and supplier accruals;

•	settlement of certain obligations related to our internal information systems infrastructure;

•	activities associated with our outsourcing contracts; partially offset by

•	cash collections of outstanding customer financing amounts associated with certain customers;

•	reduction of certain customer contract settlement costs; and

•	the proportionate decrease in these assets and liabilities as a result of the decline in sales volumes and the associated size of our business.

As a result of previously incurred tax losses and tax credits, we do not expect that we will have to make significant cash income tax payments in the foreseeable future.

Cash flows used in investing activities were $85 and were primarily due to $172 in plant and equipment expenditures and $58 associated with acquisitions of certain investments and businesses including the ownership adjustment in our French and German operations. These amounts were partially offset by proceeds of $107 from the sale of certain investments and businesses which we no longer considered strategic and proceeds of $38 primarily from the sale of plant and equipment in the U.S.

Cash flows used in financing activities were $362 and were primarily due to $270 used to reduce our long-term debt, a reduction of our notes payable by a net amount of $45 and $35 used in connection with the payment of dividends to NNL’s preferred shareholders.

In 2003, our cash increased $176 due to favorable effects of changes in foreign exchange rates. Approximately $150 of the favorable impact was the result of favorable changes in the euro and the British pound.

Also in 2003, our discontinued operations generated net cash of $379 related to certain investing and operating activities. We generated $241 of cash from investing activities primarily related to proceeds from the sale of the common shares of Arris and the settlement of certain customer financing receivables. The remaining cash of $138 was generated from operating activities related to the continued wind down of our discontinued operations.

Uses of liquidity

Our cash requirements for the next 12 months are primarily to fund:

•	operations;

•	research and development;

•	costs relating to workforce reduction and other restructuring activities;

•	capital expenditures;

•	debt service;

•	pension and post-retirement benefits; and

•	costs in relation to the restatement activities, matters related to the Independent Review and other related matters, including regulatory and other legal proceedings.

In particular, we are subject to significant pending civil litigation actions and regulatory and criminal investigations which could materially adversely affect our financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Risk factors/forward looking statements”. Considerable effort and resources have been expended on our restatement activities in 2004, including the dedicated effort of hundreds of employees and numerous external consultants and advisors. The estimated costs of our restatement activities in 2004 are approximately $115, which amount will be included in SG&A expense in our consolidated statements of operations in the periods in which the costs are incurred.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments.

Contractual cash obligations

	Payments due						Total
Contractual cash obligations (a)	2004	2005	2006	2007	2008	Thereafter	obligations

Long-term debt (b)	$119	$16	$1,492	$15	$16	$552	$2,210
Operating leases (c)	161	157	144	129	111	650	1,352
Purchase obligations	1,209	1,123	102	–	–	–	2,434
Outsourcing contracts	161	104	104	104	104	104	681
Obligations under special charges	145	95	72	59	49	248	668
Pension, post-retirement and post-employment obligations	170	–	–	–	–	–	170
Other long-term liabilities reflected on the balance sheet	13	6	4	3	3	47	76

Total contractual cash obligations	$1,978	$1,501	$1,918	$310	$283	$1,601	$7,591

(a)	Amounts represented our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying consolidated financial statements.

(b)	Included principal payments due on long term debt and $178 of capital lease obligations. As described in note 12 to the accompanying consolidated financial statements, we have entered into certain interest rate swap contracts which swap fixed rate payments for floating rate payments. For additional information, also see note 11 “Long-term debt, credit and support facilities” to the accompanying consolidated financial statements.

(c)	For additional information, see note 14 “Commitments” to the accompanying consolidated financial statements.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business. Where the arrangement specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2003 and the end date of the agreement. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

During the third quarter of 2003, we renegotiated a key supply arrangement that was initially put into place prior to the industry and economic downturn that commenced in 2001. The renegotiated agreement is reflective of the current market environment, and the terms include a reduction in our minimum spending levels plus an extension in the time period, from 2004 to 2009, within which these minimum levels must be met. As well, we are no longer obligated to compensate the supplier for direct costs if the minimum spending levels are not met. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum spending levels are not met by the end of the agreement in 2009. However, based upon the renegotiated terms, we expect to meet the minimum spending levels. The remaining minimum purchase obligation has been reflected in the contractual cash obligations table above.

Outsourcing contracts

Outsourcing contract amounts in the table above represent our minimum contractual obligation for services provided to us primarily related to a portion of information services, payroll, capital services, accounts payable and training and human resource functions. The amount payable under our outsourcing contracts is variable to the extent that our workforce fluctuates from the baseline levels contained in the contracts and our contractual obligation could increase above such baseline amount. If our workforce were to fall below the baseline levels in the contracts, we would be required to make the minimum payments included above.

Obligations under special charges

Balance sheet provisions of $64 for workforce reduction costs, included in restructuring in current liabilities in the accompanying consolidated financial statements, have not been reflected in the contractual cash obligations table above. The remaining balance sheet provision of $455, net of approximately $317 in estimated sublease revenues, related to contract settlement and lease costs and is expected to be substantially drawn down by the end of 2013.

Pension, post-retirement and post-employment obligations

During 2003, we made cash contributions to our defined benefit pension plans of approximately $300. In 2004, we made cash contributions of approximately $140 to our defined benefit pension plans, which excludes $78 of deferred contributions for 2004 which were made in 2003, and approximately $30 to our post-retirement benefit plans.

Other long-term liabilities reflected on the balance sheets

The contractual cash obligations table above primarily included long-term balance sheet reserves related to asset retirement costs and deferred compensation accruals. Payment information related to our asset retirement costs has been presented based on the termination date of the associated lease contracts. Payment information related to our deferred compensation accruals has been presented based on the anticipated retirement dates of the employees participating in the programs.

Customer financing

Generally, customer financing arrangements may include financing with deferred payment terms in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide funding for working capital purposes and equity financing. The following table provides information related to our customer financing commitments, excluding our discontinued operations as of:

	December 31,
	2003	2002

Drawn and outstanding — gross	$401	$1,120
Provisions for doubtful accounts	(281)	(824)

Drawn and outstanding — net	120	296
Undrawn commitments(a)	180	831

Total customer financing	$300	$1,127

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

(b)	On January 8, 2004, we renegotiated an agreement with a certain customer which reduced our aggregate undrawn customer financing commitments from $177 to $69.

In 2003, we entered into certain agreements to restructure and/or settle various customer financing and related receivables.

As a result of these transactions, we received cash consideration of approximately $230 to settle outstanding receivables of approximately $610 (with a net carrying value of approximately $120). Also, we recorded net customer financing bad debt recoveries of $113 as a result of these favorable settlements and adjustments to other existing provisions.

During 2003, we reduced undrawn commitments by $651 primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2003, approximately $108 of the $177 in undrawn commitments was not available for funding under the terms of our financing agreements.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. We cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments. We are currently directly supporting most outstanding balances and expect to initially fund any future commitments in the normal course of business from our working capital. We expect to fund substantially all of our current remaining undrawn commitments of $69 in 2004 or 2005. However, we also expect that we will be able to arrange for third party lenders to assume these obligations in the same timeframe.

Joint ventures/minority interests

As discussed in “Developments in 2003 and 2004 — Other business developments — Ownership adjustment in our French and German operations”, on October 19, 2002, we entered into a number of put option and call option agreements as well as a share exchange agreement with EADS, our partner at that time in three European joint ventures. During 2003, the options and share exchange were exercised which resulted in us acquiring all of the equity interest of EADS in Nortel Networks Germany and Nortel Networks France. For additional information, see “Nortel Networks Germany and Nortel Networks France” in note 10 of the accompanying consolidated financial statements.

Discontinued operations

As of December 31, 2003, accruals related to our discontinued access solutions operations totaled $6 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments by the end of 2005.

For additional information related to our discontinued operations, see “Discontinued operations” in note 19 of the accompanying consolidated financial statements.

Sources of liquidity

Credit facilities

As of December 31, 2003, we had $750 in undrawn credit under the Five Year Facilities scheduled to expire in April 2005. These credit facilities were entered into on April 12, 2000 by us and NNI and permitted borrowings for general corporate purposes. The Five Year Facilities contained a financial covenant requiring that our consolidated tangible net worth be not less than $1,888 at any time. As of December 31, 2003, we were in compliance with this covenant and there were no amounts drawn under the Five Year Facilities. On April 28, 2004, we notified the lenders under the Five Year Facilities that we were terminating these facilities. Due to our failure to file our 2003 Annual Report on Form 10-K by April 29, 2004, the banks under the Five Year Facilities would have otherwise been permitted to, upon 30 days’ notice, terminate their commitments under the Five Year Facilities. Upon termination, we were in compliance with that financial covenant and the Five Year Facilities were undrawn. For additional information relating to the Five Year Facilities and the impact of the termination of these facilities under the related security agreements, see “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements” and “Risk factors/forward looking statements”.

Available support facility

On February 14, 2003, we entered into the EDC Support Facility. As of December 31, 2003, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments, of which $151 was utilized;

•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and

•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized.

For additional information related to the EDC Support Facility subsequent to December 31, 2003 and waivers obtained in connection with the defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/forward looking statements”.

On March 29, 2004, we and EDC amended the EDC Support Facility to provide that EDC may suspend its obligation to issue us any additional support if events occur that would have a material adverse effect on our business, financial position or results of operation. As a result of an amendment on December 10, 2004, the EDC Support Facility will expire on December 31, 2006.

The EDC Support Facility does not materially restrict our ability to sell any of its assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. The EDC Support Facility can be suspended or terminated if our senior long-term debt rating by Moody’s, has been downgraded to less than B3 or if its debt rating by S&P has been downgraded to less than B–.

As of December 31, 2003, our obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by us and various of our subsidiaries that pledged substantially all of our and our subsidiaries’ assets in favor of the holders of our public debt securities and the holders of NNC’s 4.25% Convertible Senior Notes. As of December 31, 2003, the security provided under the security agreements was comprised of:

•	pledges of substantially all of our assets and those of most of our U.S. and Canadian subsidiaries;

•	share pledges in certain of NNL’s other subsidiaries; and

•	guarantees by certain of our wholly owned subsidiaries organized in Canada, England, Ireland and Hong Kong.

If our senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by S&P returns to BBB (with a stable outlook), the security and guarantees will be released in full. If the EDC Support Facility is terminated, or expires, the security and guarantees will also be released in full. We may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under this facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC, the security and guarantees will also be released in full.

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 11 of the accompanying consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees as of December 31, 2003, see “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements. For information related to the security pledged, those subsidiaries providing guarantees and the impact of the termination of the Five Year Facilities on the related security agreements, subsequent to December 31, 2003, see “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements”. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we and NNC filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include guaranteed debt securities of Nortel Networks Limited. As of December 31, 2003, approximately $1,700 under the shelf registration statement and base shelf prospectus has been utilized. As of June 6, 2004, the Canadian shelf registration expired. Owing to matters described above in “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports, we are currently unable to utilize the remaining capacity under the SEC shelf registration statement in its current form. For the same reasons, we are also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights will again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

Credit ratings

	Rating on long-term debt	Rating on
	issued or guaranteed by	preferred shares
	Nortel Networks	issued by
	Limited/Nortel Networks	Nortel Networks
Rating agency	Corporation	Limited	Last change

Standard & Poor’s Ratings Service	B–	CCC–	April 28, 2004

Moody’s Investors Service, Inc.	B3	Caa3	November 1, 2002

On April 28, 2004, S&P downgraded its ratings on us, including its long-term corporate credit rating from “B” to “B–” and its preferred shares rating from “CCC” to “CCC–”. At the same time, it revised its outlook to developing from negative. Moody’s outlook changed to review for potential downgrade from uncertain on April 28, 2004. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

Preferred Shares

NNC, as the sole holder of the common shares of Nortel Networks Limited, approved reductions in the legal stated capital of the common shares of Nortel Networks Limited in the amount of nil in 2003, $3,187 in 2002 and $16,800 in 2001. Among other things, these reductions enhance our ability to continue to declare and pay dividends on our outstanding preferred shares under applicable Canadian corporate laws.

Beginning December 1, 2001, the holders of our Cumulative Redeemable Class A Preferred Shares Series 5, or Series 5 preferred shares, are entitled (if declared) to a monthly floating cumulative preferential cash dividend based on the average prime rate of two Canadian banks. Prior to that time, the holders were entitled to an annual fixed cumulative preferential cash dividend of Canadian $1.275 per share (5.1%), which was payable on a quarterly basis up to November 30, 2001. Also, as of December 1, 2001, the holders of the Series 5 preferred shares had the right to convert their shares into Cumulative Redeemable Class A Preferred Shares Series 6, or Series 6 preferred shares, provided that a minimum number of Series 5 preferred shares were tendered for conversion. This condition was not satisfied and, as a result, no Series 6 preferred shares were issued. Holders of Series 6 preferred shares would have been entitled to an annual fixed cumulative preferential cash dividend of Canadian $0.821 per share (3.284%), payable (if declared) on a quarterly basis. The Series 5 preferred shares are redeemable at our option any time after December 1, 2001, at Canadian $25.50 per share, plus any declared and unpaid dividends. The next opportunity for conversion of Series 5 preferred shares into Series 6 preferred shares will be as of December 1, 2006.

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

For additional information about our preferred shares, see “Capital stock” in note 16 of the accompanying consolidated financial statements.

Off-balance sheet arrangements

Bid, performance related and other bonds

We have entered into bid, performance related and other bonds in connection with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to our non-performance under the applicable contract. Historically, we have not had to make material payments and we do not anticipate that we will be required to make material payments under these types of bonds.

The following table provides information related to these types of bonds as of:

	December 31,
	2003	2002

Bid and performance related bonds (a)	$427	$299
Other bonds (b)	53	136

Total bid, performance related and other bonds	$480	$435

(a)	Net of restricted cash and cash equivalents of $14 as of December 31, 2003 and $188 as of December 31, 2002.

(b)	Net of restricted cash and cash equivalents of $31 as of December 31, 2003 and $26 as of December 31, 2002.

The criteria under which bid, performance related and other bonds can be obtained changed due to the industry environment primarily in 2002 and 2001. During that timeframe, in addition to the payment of higher fees, we experienced significant cash collateral requirements in connection with obtaining new bid, performance related and other bonds. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms, we will likely need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility.

The EDC Support Facility provides support for certain obligations under bid and performance related bonds and has reduced the requirement to provide cash collateral to support these obligations. As of December 31, 2003, the EDC Support Facility provided for up to $750 in support, of which $300 was committed revolving support for performance bonds of which $151 was utilized. The remainder was uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations of which $183 was utilized as of December 31, 2003. Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for additional information in connection with amendments to the EDC Support Facility and developments in connection with the EDC Support Facility and related security agreements subsequent to December 31, 2003.

Receivables securitization and certain lease financing transactions

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or FIN 46, and in December 2003, the FASB issued a revision of FIN 46 — FIN 46 (Revised 2003), or FIN 46R. FIN 46R provides guidance with respect to the consolidation of variable interest entities, or VIEs. VIEs are characterized as entities in which equity investors do not have a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

As of December 31, 2003, our participation in a lease financing transaction was structured through a single transaction variable interest entity which did not have sufficient equity at risk as defined in FIN 46R and is no longer considered an off-balance sheet arrangement effective July 1, 2003. We retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the special purpose entity’s debt which represented the majority of the risks associated with the variable interest entity’s activities. For additional information, see “Consolidation of variable interest entities” in note 4(d) of the accompanying consolidated financial statements.

We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns, expected future cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of December 31, 2003, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales because we were not considered the primary beneficiary.

Additionally, we have agreed to indemnify our counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2003, we had approximately $327 of securitized receivables which were subject to repurchase under this provision, in which case we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying consolidated financial statements with respect to the obligation associated with these guarantees.

Other indemnifications or guarantees

Through our normal course of business, we have also entered into other indemnifications or guarantees that arise in various types of arrangements including:

•	business sale and business combination agreements;

•	intellectual property indemnification obligations;

•	lease agreements;

•	third party debt agreements;

•	indemnification of banks and agents under our credit and support facilities and security agreements; and

•	other indemnification agreements.

In 2003, we did not make any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 13 of the accompanying consolidated financial statements.

Application of critical accounting estimates

Our accompanying consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting estimates. The application of these estimates requires us to make subjective and objective judgments.

In general, any changes in estimates or assumptions relating to revenue recognition, provisions for doubtful accounts, provisions for inventory and other contingencies (excluding legal contingencies) are directly reflected in the results of our reportable operating segments. Changes in estimates or assumptions pertaining to our tax asset valuations, our pension and post-retirement benefits and our legal contingencies are generally not reflected in our reportable operating segments, but are reflected on a consolidated basis.

We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

Revenue recognition

Our material revenue streams are the result of a wide range of activities, from custom design and installation over a period of time to a single delivery of equipment to a customer. Our networking solutions also cover a broad range of technologies and are offered on a global basis. As a result, our revenue recognition policies can differ depending on the level of customization within the solution and the contractual terms with the customer. Newer technologies within one of our reporting segments may also have different revenue recognition policies, depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use judgment in determining how to apply the current accounting standards and interpretations, not only based on the networking solution, but also within networking solutions based on reviewing the level of customization and contractual terms with the customer. As a result, our revenues may fluctuate from period to period based on the mix of solutions sold and the geographic region in which they are sold.

When a sale involves multiple deliverables where the deliverables are governed by more than one authoritative standard, we evaluate all deliverables to determine whether they represent separate units of accounting based on the following criteria:

•	whether the delivered item has value to the customer on a stand-alone basis;

•	whether there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and is substantially in our control.

Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have standalone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment. For instance, the determination of whether software is more than incidental to hardware can impact whether the hardware is accounted for under software revenue recognition or general revenue recognition guidance. This assessment could impact the amount and timing of revenue recognition.

For accounting units related to customized network solutions and certain network build outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Significant judgment is often required when estimating total contract costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

We make certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

We provide extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which we have a standard business practice of providing extended payment terms and have a history of successfully collecting under the original payment terms without making concessions. If fees are not considered fixed or determinable at the outset of the arrangement, revenue for delivered products is deferred until the fees become legally due and payable and therefore estimates and judgment in this area can impact the timing of revenue recognition.

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized, especially considering the current economic environment within our industry. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain as to whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

For further information on our revenue recognition policies relating to our material revenue streams, you should also refer to note 2(d) of the accompanying consolidated financial statements.

Provisions for doubtful accounts

In establishing the appropriate provisions for trade, notes and long-term receivables due from customers, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider:

•	a customer’s ability to meet and sustain its financial commitments;

•	a customer’s current and projected financial condition;

•	the positive or negative effects of the current and projected industry outlook; and

•	the economy in general.

Once we consider all of these individual factors, we make a determination as to the probability of default. An appropriate provision is then made, which takes into consideration the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 365 days are fully provisioned for and amounts greater than 180 days are 50% provisioned for. In subsequent periods, we may be required to make adjustments once further information becomes available or actual events occur. As a result, we may incur significant adjustments to our provisions for trade, notes and long-term receivables.

We recorded net receivable recoveries, related to continuing operations, of $179 in 2003. In 2002 and 2001, we recorded receivable provisions, related to continuing operations, of $292 and $1,789, respectively. The net receivable recoveries of $179 in 2003 primarily related to trade and customer financing receivable recoveries as a result of favorable settlements related to our sale or restructuring of various receivables as well as net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery. These recoveries were partially offset by receivable provisions recorded during 2003 that related to our normal business activity. The receivable provisions recorded in 2002 and 2001 primarily related to the financial difficulties of several of our service provider and enterprise customers as a result of the significant industry adjustment.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	December 31,
	2003	2002

Gross accounts receivable	$2,853	$2,784
Provision for doubtful accounts	(194)	(502)

Accounts receivable — net	$2,659	$2,282

Accounts receivable provision as a percentage of gross accounts receivables	7%	18%

Gross long-term receivables	$386	$1,054
Provision for doubtful accounts	(297)	(780)

Net long-term receivables	$89	$274

Long-term receivable provision as a percentage of gross long-term receivables	77%	74%

Throughout 2002 and 2001, we recorded significant provisions related to receivables from our continuing operations compared to 2003 when we recorded significant net recoveries. Given the current market conditions and creditworthiness of some of our customers, it is difficult to determine the extent to which this trend will continue in the future.

Provisions for inventory

Management must make estimates about the future customer demand for our products when establishing the appropriate provisions for inventory. When making these estimates, we consider general economic conditions and growth prospects within our customers’ ultimate marketplace, and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs and changes in the geographic mix of our customers. With respect to our provisioning policy, in general, we fully reserve for surplus inventory in excess of our 365 day demand forecast or that we deem to be obsolete. Generally, our inventory provisions have an inverse relationship with the projected demand for our products. For example, our provisions usually increase as projected demand decreases due to adverse changes in the conditions mentioned above. We have experienced significant changes in required provisions in recent periods due to changes in strategic direction, such as discontinuances of product lines, as well as declining market conditions. A misinterpretation or misunderstanding of any of these conditions could result in inventory losses in excess of the provisions determined to be appropriate as of the balance sheet date.

We recorded inventory provisions, related to continuing operations, of $1,226 as of December 31, 2003, $1,180 as of December 31, 2002 and $896 as of December 31, 2001. The increase in inventory provisions was primarily due to our inventory levels being aligned to decreased customer demand in 2003 compared to 2002 and 2001. The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	December 31,
	2003	2002

Gross inventory	$2,416	$2,686
Inventory provisions	(1,226)	(1,180)

Inventories — net	$1,190	$1,506

Inventory provisions as a percentage of gross inventory	51%	44%

Other reserves for claims related to our contract manufacturers and suppliers (a)	(120)	(171)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.

As of December 31, 2003, our inventory provisions as a percentage of gross inventory was 51%. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was previously provided for.

Customers continued to be cautious with their capital expenditures in 2004. As a result, we will continue to closely monitor our inventory provisions to ensure that they appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Income taxes

Tax asset valuation

Our net deferred tax asset balance was $3,576 at December 31, 2003 and $3,093 at December 31, 2002. The $483 increase was primarily due to the impact of foreign exchange effects related primarily to the Canadian dollar and the British pound. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we consider include:

•	cumulative losses in recent years;

•	history of loss carryforwards and other tax assets expiring;

•	the carryforward period associated with the deferred tax assets;

•	the nature of the income that can be used to realize the deferred tax assets;

•	our net earnings / loss; and

•	future earnings potential determined through the use of internal forecasts.

In evaluating the positive and negative evidence, the weight given to each type of evidence must be proportionate to the extent to which it can be objectively verified. If it is our belief that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded.

In 2003, our gross income tax valuation allowances increased to $3,108 as of December 31, 2003 from $2,840 as of December 31, 2002. The increase was primarily due to the impact of foreign exchange effects and additional valuation allowances recorded against the deferred tax assets recognized in connection with our minimum pension liability, partially offset by drawdowns related to our 2003 net earnings. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of December 31, 2003 were appropriate.

If market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish an additional tax valuation allowance for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. Alternatively, if our future results of operations are better than expected, these assessments may result in the reduction of our valuation allowances. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings.

Tax contingencies

We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. We believe that we have adequately provided for tax adjustments that we believe are probable as a result of any ongoing examination.

We had previously entered into Advance Pricing Arrangements, or APAs, with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S. Canada and the United Kingdom, or the U.K., that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration. We have applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, we have requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. We have provided for any taxes and interest that would be due as a result of retroactive application of the APAs.

Although the outcome of the APA applications are uncertain, we do not believe the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, if this matter is resolved unfavorably, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Goodwill valuation

Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis on October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test include, but are not limited to:

•	a significant adverse change in the business climate or legal factors;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;

•	results of testing for recoverability of a significant asset group within a reporting unit; and/or

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

We have not yet finalized our assessment for potential triggering events for fiscal year 2004 and further have not yet completed our annual impairment test for 2004, which is to be performed effective October 1, 2004. The results of these assessments may or may not result in a triggering event. We do not believe that our goodwill impairment test would result in an impairment charge.

In 2003, we concluded that an impairment of our goodwill did not exist and no write down was recorded.

In 2002, we incurred a goodwill write down of $264. As a result of the continued decline in both our overall market value generally and within Optical Networks specifically, we evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. Fair value was estimated using the then expected present value of discounted future cash flows of these businesses. The discount rate used ranged from 12% to 16% and the terminal values were estimated based on terminal growth rates ranging from 3% to 5%.

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

The carrying value of goodwill was $2,125 as of December 31, 2003 and $2,019 as of December 31, 2002. The increase in goodwill primarily related to our acquisition of the minority interests in our French and German operations as discussed in “Developments in 2003 and 2004”. For additional information on this transaction, including the allocation of the purchase price, see “Nortel Networks Germany and Nortel Networks France” in note 10 of the accompanying consolidated financial statements.

Pension and post-retirement benefits

We maintain various pension and post-retirement benefit plans for our employees globally. These plans include significant pension and post-retirement benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2003, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.8% on a weighted average basis, which was the rate determined at September 30, 2002. The expected long-term rate of return on plan assets remained unchanged from 2002. The discount rates used to estimate the net pension obligations and expenses for 2003 were 5.8% and 6.3%, respectively, on a weighted average basis, compared to 6.3% and 6.7%, respectively, in 2002.

The key assumptions used to estimate the post-retirement costs for 2003 were an expected long-term rate of return on plan assets of 8.0% and a discount rate of 6.0% and 6.8% for the obligations and costs, respectively, both on a weighted average basis. The expected long-term rate of return on plan assets remained unchanged from 2002. The discount rates for the obligations and costs decreased in 2003 to 6.0% and 6.8%, respectively, from 6.8% and 7.0%, respectively, in 2002 due to the decline experienced in global interest rates during 2001 through 2002.

The difference between the expected long-term rate of return on plan assets and the discount rate reported for the net pension obligations and expenses and those rates reported for the net post-retirement benefit obligations and costs is due to the weighted-average calculation as a result of the number of countries in which we offer either pension or pension and post-retirement benefits. In developing these assumptions, we evaluated, among other things, input from our actuaries, expected long-term market returns and current high-quality bond rates.

Changes in net periodic pension and post retirement benefit expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

		Effect on 2003 pre-tax
	Effect on 2003 pre-tax	post-retirement
Change in Assumption	pension expense *	benefit expense

	Increase/(decrease)	Increase/(decrease)

1 percentage point increase in the expected return on assets	($50)	$ <1

1 percentage point decrease in the expected return on assets	50	<1

1 percentage point increase in the discount rate	(73)	(3)

1 percentage point decrease in the discount rate	67	2

*     excludes settlement costs (lump sum and termination payments to participants which discharges our obligations)

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plan were common shares of Nortel Networks Corporation with an aggregate market value of $13 (0.2% of total plan assets) as of December 31, 2003 and $3 (0.1% of total plan assets) as of December 31, 2002.

Unrecognized actuarial gains and losses are being recognized over approximately a 12-year period, which represents the weighted-average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2003, we had unrecognized net actuarial losses related to the defined benefit plans of $1,664 which could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The post-retirement benefit plans had unrecognized actuarial losses of $119 at the end of 2003.

The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at September 30, 2003 as a result of reductions in discount rates and changes in foreign exchange rates which more than offset the favorable impacts of strong pension asset returns and the voluntary contributions made by us during 2003. Accordingly, we recorded a non-cash charge of $219 ($188 after tax) to shareholders’ equity for the minimum pension liability. A similar charge may be required in the future as the impact of changes in global capital markets and interest rates on the value of our pension plan assets and obligations is measured.

During 2003, we made cash contributions to our defined benefit pension plans of approximately $300. In 2004, we expect to make cash contributions of approximately $140 to our defined benefit pension plans, which excludes $78 of deferred contributions for 2004 that were made in 2003, and approximately $30 to our post-retirement benefit plans.

For 2004, our expected rate of return on plan assets was lowered from 7.8% to 7.4% for defined benefit pension plans and was lowered from 8.0% to 6.0% for 2004 for post-retirement benefit plans. Also for 2004, we lowered our discount rate on a weighted-average basis for pension expenses from 6.3% to 5.8% for the defined benefit pension plans and from 6.8% to 6.0% for post-retirement benefit plans given the declining trend in current global interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

For additional information, see “Employee benefit plans” in note 9 of the accompanying consolidated financial statements.

Special charges

In 2001 we entered into an unprecedented period of business realignment in response to a significant adjustment in the industry. We implemented a company-wide restructuring plan to streamline our operations and activities around core markets and operations, which included significant workforce reductions, global real estate closures and dispositions, substantial write-downs of our plant and equipment, goodwill and other intangible assets and extensive contract settlements with customers and suppliers around the world. As a result of these actions, our workforce declined significantly from January 1, 2001 to December 31, 2003 and over the same time period, we significantly reduced our facilities.

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2003, we had $64 in accruals related to workforce reduction charges and $455 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. In these cases, we reverse any related accrual to income when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against income.

Other contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. As a result, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We recognize a reserve for an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We are also subject to proceedings, lawsuits, investigations and other claims (some of which may involve substantial dollar amounts), including proceedings under laws and government regulations related to securities, income and other taxes, environmental, labor, product and other matters. In particular, our two restatements of our consolidated financial statements and related events have caused us to be subject to ongoing regulatory and criminal investigations and significant pending civil litigation actions in the U.S. and Canada. We are required to assess the likelihood of any adverse judgments or outcomes in any of these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations and financial condition. See “Risk factors/forward looking statements”.

For more information related to our outstanding legal and other proceedings, see “Contingencies” in note 21 of the accompanying consolidated financial statements.

Accounting changes and recent accounting pronouncements

Accounting changes

Our consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 4 of the accompanying consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	Guarantees — the adoption of FASB Interpretation FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FIN No. 34” did not have a material impact on our results of operations and financial condition.

•	Asset retirement obligations — the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, resulted in a decrease to net earnings of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on depreciation and accretion expense.

•	Accounting for costs associated with exit or disposal activities — the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” did not have a material impact on our results of operations and financial condition.

•	Consolidation of variable interest entities — the adoption of FIN 46 resulted in the inclusion of $184 in long-term debt and $183 of plant and equipment — net. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with VIEs.

•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” did not have a material impact on our results of operations and financial condition.

•	Accounting for revenue arrangements with multiple deliverables — the adoption of Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” did not have a material impact on our results of operations and financial condition.

•	Amendment of SFAS No. 133 on derivative instruments and hedging activities — the adoption of SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” did not have a material impact on our results of operations and financial condition.

•	Determining whether an arrangement contains a lease — the impact of the adoption of the Emerging Issues Task Force 01-8, “Determining Whether an Arrangement Contains a Lease” on our future results of operations and financial condition will depend on the terms contained in contracts signed or contracts amended in the future.

•	Pensions and other post-retirement benefits — the adoption of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” requires additional disclosures regarding defined benefit pension plan and other post-retirement benefit plan assets, obligations, cash flows and net cost as well as retaining a number of disclosures required by SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The applicable current year requirements have been applied in the presentation of the consolidated financial statements.

•	Stock-based compensation — we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003 we elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $26 (net of tax of nil) of stock option expense during 2003.

•	Accounting for goodwill and other intangible assets — the adoption of SFAS No. 142, effective January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment approach, had a material impact on our results of operations and financial condition through the elimination of amortization expense.

•	Impairment or disposal of long-lived assets (plant and equipment and acquired technology) — the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” resulted in write downs for plant and equipment of $290 related to long-lived assets held and used, and $38 related to long-lived assets held for sale for the year ended December 31, 2002. See “Special charges” in note 7 of the accompanying consolidated financial statements for further information regarding these write downs.

•	Derivative financial instruments — the adoption of SFAS No. 133 and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133” resulted in a cumulative decrease in net loss of $15 (net of tax of $9), which has been reported as cumulative effect of accounting changes-net of tax and a charge to other comprehensive income of $7 (net of tax of $4) in 2001.

Recent accounting pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIM Act, was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position, or FSP, Financial Accounting Standard, or FAS, 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, we chose to make the one-time deferral election which remained in effect for our plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Therefore, our post-retirement benefit obligation as of December 31, 2003 and net post-retirement benefit cost for the year ended December 31, 2003 did not reflect the effects of the MPDIM Act on the plans. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP FAS 106-2, was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. We expect to have portions of our post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. We expect that other portions of the plans will not be actuarially equivalent. The financial impact of the federal subsidies was determined by remeasuring our retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. The effective date of FSP FAS 106-2 is the first annual or interim period beginning after June 15, 2004, with earlier adoption encouraged. We adopted FSP FAS 106-2 for the three-month period ended June 30, 2004. As a result of adoption, the accrued post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs are expected to decrease by $2 for 2004, as a result of the subsidy.

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

Market risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions that we have authorized under our policies and procedures. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes.

For a discussion of our accounting policies for derivative financial instruments, see “Significant accounting policies” in note 2(t) and “Accounting changes” in note 4(e), (g), and (m) of the accompanying consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 12 of the accompanying consolidated financial statements.

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the British pound and the euro. We enter into U.S. to Canadian dollar forward and option contracts intended to hedge the U.S. to Canadian dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, we recognize the gains and losses on the effective portion of these contracts in income when the hedged transaction occurs. Any ineffective portion of these contracts is recognized in income immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Our significant currency flows for the year ended December 31, 2003 were in U.S. dollars, Canadian dollars, British pounds and euros. The net impact of foreign exchange fluctuations resulted in a gain of $83 in 2003, a loss of $84 in 2002 and a loss of $161 in 2001. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency, and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2003 and 2002, respectively. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would result in a potential decrease in after-tax cash flows of $195 as of December 31, 2003 and $132 as of December 31, 2002. This potential decrease would result primarily from our exposure to the Canadian dollar, the British pound and the euro.

A portion of our long-term debt is subject to changes in fair value resulting from changes in market interest rates. We have hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. The change in fair value of the swaps are recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in income immediately. We record net settlements on these swap instruments as adjustments to interest expense.

Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would result in a potential decrease in cash flows of $51 as of December 31, 2003 and $39 as of December 31, 2002.

Equity price risk

The values of our equity investments in several publicly traded companies are subject to market price volatility. These investments are generally in companies in the technology industry sector and are classified as available for sale. We typically do not attempt to reduce or eliminate the market exposure on these investment securities. We also hold certain derivative instruments or warrants that are subject to market price volatility because their value is based on the common share price of a publicly traded company. These derivative instruments are generally acquired through business acquisitions or divestitures. In addition, derivative instruments may also be purchased to hedge exposure to certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. We do not hold equity securities or derivative instruments for trading purposes. As of December 31, 2003, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair values of $52 and $12, respectively, which would be offset by a corresponding reduction in future compensation expense. As of December 31, 2002, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair values of $27.

Environmental matters

We are subject to numerous environmental protection laws and regulations in various jurisdictions around the world, primarily due to our manufacturing operations. As a result, we are exposed to liabilities and compliance costs arising from our past and current generation, management and disposition of hazardous substances and wastes.

We have remedial activities under way at twelve of our facilities which are either currently occupied or were previously owned or occupied. We have also been listed as a potentially responsible party at six Superfund sites in the U.S. An estimate of our anticipated remediation costs associated with all such facilities and sites, to the extent probable and reasonably estimable, is included in our environmental accruals in an approximate amount of $33.

For a discussion of Environmental matters, see “Contingencies” in note 21 of the accompanying consolidated financial statements.

Legal proceedings

Nortel Networks and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition and liquidity. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. For additional information related to our legal proceedings, see “Contingencies” in note 21 of the accompanying consolidated financial statements and “Risk factors/forward looking statements”.

Risk factors/forward looking statements

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Certain statements in this Annual Report on Form 10-K contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward looking statements.

Risks relating to our restatements and related matters

Our two restatements of our consolidated financial statements and related events have had, and will continue to have, a material adverse effect on us.

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. In late October 2003, the Audit Committee initiated the Independent Review and engaged WCPHD to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the Second Restatement and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing the Reports.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will seek a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review.

For more information on the Comprehensive Review, Independent Review, First Restatement, Second Restatement and Revenue Independent Review, see the “MD&A” and “Controls and Procedures” sections of this report.

As a result of these events, we have become subject to the following key risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties.

•	We are subject to significant pending civil litigation, which if decided against us, could require us to pay substantial judgments, settlements or other penalties.

•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.

•	We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.

•	We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement.

•	The delayed filing of our Reports and related matters caused us to breach our public debt indentures and seek waivers from EDC under the EDC Support Facility, which may affect our liquidity. The continuing delays in filing certain of our Reports and related matters has resulted in a continuing breach of our public debt indentures and our obligations under the EDC Support Facility. It is possible that the holders of our public debt will seek to accelerate the maturity of that debt and EDC will not grant us additional waivers.

•	Our credit ratings have been downgraded, we are currently unable to access our shelf registration statement filed with the SEC and we terminated the Five Year Facilities, each of which may affect our liquidity.

•	The delay in filing certain of our Reports could cause the TSX and/or the NYSE to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNC’s listed securities.

•	Continuing negative publicity may adversely affect our business.

•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.

•	Ongoing SEC review may require us to amend our public disclosures further.

We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties.

We are under investigation by the SEC and the OSC. On April 5, 2004, we announced that the SEC had issued a formal order of investigation in connection with our previous restatement of financial results for certain periods and our announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods.

On April 13, 2004, we announced that we had received a letter from the staff of the OSC advising us of an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

We have also received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the RCMP has advised NNC that it would be commencing a criminal investigation into our financial accounting situation.

Our senior management and Board of Directors have been required to devote significant time to these investigations and related matters. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. We may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the findings and outcomes of the Independent Review and the regulatory and criminal investigations may affect the course of the civil litigation pending against us, which are more fully described below.

The effects and results of these or other investigations may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to significant pending civil litigation, which if decided against us, could require us to pay substantial judgments, settlements or other penalties.

In addition to being subject to litigation in the ordinary course of business, we are currently, and may in the future be, subject to class actions, other securities litigation and other actions arising in relation to our accounting restatements. Subsequent to our March 10, 2004 announcement of the likely need for the Second Restatement, numerous class action complaints, including ERISA class action complaints and a derivative action complaint, have been filed against Nortel Networks and certain current and former officers and directors.

We expect that this litigation will be time consuming, expensive and distracting from the conduct of our daily business. The adverse resolution of any specific lawsuit could have a material adverse effect on our ability to favorably resolve other lawsuits and on our financial condition and liquidity. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity, and such effects could be very significant. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position.

We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.

As discussed in greater detail in the “Controls and Procedures” section of this report, our Audit Committee initiated the Revenue Independent Review to achieve a full understanding of the historic events that required revenues for certain specific transactions to be restated. The Revenue Independent Review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The review will also consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. We cannot predict the outcome of the Revenue Independent Review.

Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our financial condition and liquidity, which could be very significant.

We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next 12 months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

•	requiring us to dedicate a substantial portion of our cash and/or cash flow from operations to payments of such judgments, fines, penalties or settlements, thereby reducing the availability of our cash and/or cash flow to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, including debt reduction;

•	making it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;

•	increasing the difficulty and/or cost to us of refinancing our indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	making it more difficult for us to make acquisitions and investments;

•	limiting our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance; and

•	restricting our ability to introduce new technologies and products and/or exploit business opportunities.

We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

Two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of Second Restatement, we and D&T identified a number of additional material weaknesses in our internal control over financial reporting. D&T confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel Networks procedures for applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and

•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary set forth in the “Controls and Procedures” section of this report, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Upon completion of management’s assessment of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in “Developments in 2003 and 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” in the MD&A and “Controls and Procedures” section of this report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” in the “Controls and Procedures” section of this report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

In addition, starting with our fiscal year 2004 Annual Report on Form 10-K, we must comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, and the related SEC rules, which require management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. In light of the material weaknesses identified in connection with the First Restatement and Second Restatement, our management expects to conclude that our internal control over financial reporting as at December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to restore the effectiveness of our internal control over financial reporting could continue to impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

The governing principles of the Independent Review for remedial measures may take time to implement.

As a result of the Independent Review, a number of significant remedial steps have been identified as necessary to improve our process and procedures. These remedial steps may take time to implement. In addition, the process of implementing the governing principles of the Independent Review may be time consuming for our senior management and disrupt our business.

The delayed filing of our Reports and related matters caused us to breach our public debt indentures and seek waivers from EDC under the EDC Support Facility, which may affect our liquidity. Continuing delays in filing certain of our Reports and related matters has resulted in a breach of our public debt indentures and our obligations under the EDC Support Facility and it is possible that the holders of our public debt will seek to accelerate the maturity of that debt and EDC will not grant us additional waivers.

As a result of the delayed filing of our Reports, we and NNC breached our obligations to deliver the Reports to the trustees under our and NNC’s public debt indentures. While continuing delays in filing certain of our Reports will not result in an automatic event of default and acceleration of the outstanding debt, if holders of 25% of the outstanding principal, amount of any relevant series of debt securities provide notice of this non-compliance and we or NNC, as applicable, fail to file and deliver the relevant Report within 90 days after the notice is provided, then the trustee under the indenture or the holders will have the right to accelerate the maturity of the relevant series of debt securities. While such notice could have been given any time after March 30, 2004, neither we nor NNC has received a notice as of the date of this report. If the required percentage of holders under one series of debt securities were to give such a notice and, after the 90 day cure period expired, were to accelerate the maturity of such series of debt securities, then the principal amount of each other series of debt securities could, upon 10 days notice, be accelerated without the lapse of an additional 90 day cure period. If an acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

Based on publicly available information, we have reason to believe that more than 25% of the outstanding principal amount of the $150 of 7.875% notes due June 2026 issued by one of our subsidiaries and guaranteed by NNC are held by one holder, or a group of related holders. Other than with respect to that series of debt securities, based on such publicly available information, neither we nor NNC are aware of any holder, or group of related holders, that holds at least 25% of the outstanding principal amount of any relevant series of debt securities. However, based on such publicly available information, we have reason to believe that there is sufficient concentration among holders of the $150 of 7.40% notes due June 2006 issued by us that the acquisition of a relatively small additional amount of these notes by certain holders could result in a holder or a group of related holders holding 25% or more of the outstanding principal amount of these notes. See “Liquidity and capital resources”.

As a result of the delayed filing of our Reports and the Related Breaches, we were also required to seek waivers from EDC under the EDC Support Facility. Our continuing delays in filing certain of our Reports will require us to seek an additional waiver from EDC. EDC may not grant an additional waiver and the terms of such a waiver may be unfavorable. If we do not obtain an additional waiver from EDC, EDC would have the right to terminate the EDC Support Facility, require cash collateral, or exercise its rights against the collateral pledged under the related security agreements. In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC has the right absent a further waiver of the Related Breaches to terminate or suspend the EDC Support Facility notwithstanding the filing of the Reports. While we are seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that we will receive such waiver, or any waiver or as to the terms of any such waiver.

Any future delay in the filing of our periodic reports with the SEC would similarly result in a breach of our public debt indentures and require us to seek additional waivers from EDC under the EDC Support Facility, which could reduce our access to the EDC Support Facility and may adversely affect our liquidity.

Our credit ratings have been downgraded, we are currently unable to access our shelf registration statement filed with the SEC and we terminated the Five Year Facilities, each of which may adversely affect our liquidity.

On April 28, 2004, S&P downgraded its ratings of us, including its long-term corporate credit rating from “B” to “B-” and its preferred share rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. Moody’s current long-term debt rating for us is “B3” and its preferred share rating is “Caa3”. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.

As a result of a ratings downgrade in 2002, security agreements became effective under which substantially all of our assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of our U.S. and Canadian subsidiaries, were pledged. In addition, certain of our wholly owned subsidiaries have guaranteed our obligations under the EDC Support Facility and our and NNC’s outstanding debt securities. These agreements will continue to secure the EDC Support Facility and our and NNC’s outstanding public debt until the EDC Support Facility expires, alternative collateral is provided, alternative arrangements are made, or our public debt ratings return to at least BBB (stable outlook) by S&P and Baa2 (stable outlook) by Moody’s. The continued existence of these security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available under the EDC Support Facility if our senior long-term rating by Moody’s is downgraded to less than B3 or if its debt rating by S&P is downgraded to less than B-.

In addition, in April 2004, we terminated the Five Year Facilities. Absent this termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of our failure to file our 2003 Annual Report on Form 10-K by April 29, 2004. Although the Five Year Facilities were undrawn at termination, this termination may adversely affect our liquidity.

Further, the delayed filing of the Reports has resulted in our inability to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. As a result, our ability to access the capital markets is constrained, which may adversely affect our liquidity.

The delay in filing certain of our Reports could cause the Toronto Stock Exchange and/or the New York Stock Exchange to commence suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNC’s listed securities.

Although we have cured breaches of the TSX’s and NYSE’s continued listing requirements caused by the delayed filing of our and NNC’s 2003 Annual Reports, the delayed filing of certain of our Reports causes us to continue to be in breach of these listing requirements. Although each of the NYSE and TSX has verbally confirmed that it has not commenced, nor has any intention of commencing, any suspension or delisting procedures in respect of our and NNC’s listed securities at the date of this report, the commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. Pending the filing of our and NNC’s 2003 Annual Reports, the NYSE had permitted our and NNC’s listed securities to continue to be traded on the exchange for the three month period ended March 31, 2005. In exercising the discretion relating to the grant of that additional three month period and the continued listing of our and NNC’s securities in light of the delayed filing of certain of our Reports, the NYSE’s procedures provide that the NYSE would consider, among other things, the likelihood of the relevant Reports being filed, our and NNC’s general financial status and the frequency and detail of our and NNC’s ongoing disclosures to the market on the status of such filings.

If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to investors and cause the trading volume of Nortel Network Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to decline, which could result in a decline in the market price of such securities.

Continuing negative publicity may adversely affect our business.

As a result of the First Restatement and Second Restatement, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could affect our financial performance or financial condition. We also believe that many of our employees are operating under stressful conditions, which reduce morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our business.

As a result of the delay in the filing of our 2003 Annual Report (containing our audited consolidated financial statements for the year ended December 31, 2003), we were required to apply to the Ontario Superior Court of Justice for an order permitting the postponement of our 2004 Annual Shareholders’ Meeting. The Ontario Superior Court of Justice granted that order, which permitted us to extend the time for calling the meeting to a date not later than December 31, 2004, or such later date as the Court may permit. As a result of the continued delay in the filing of our 2003 Annual Report, in October 2004 we announced that we intended to seek a further order extending the time for calling the meeting to a date no later than March 31, 2005, which order the Court granted on December 10, 2004. A further extension to a date no later than May 31, 2005 was obtained from the Court on December 21, 2004 to permit us to comply with a specific SEC rule which would require us, in our circumstances, to provide to shareholders our 2004 audited financial statements either prior to or concurrently with the mailing of proxy materials for the Meeting. This postponement has, among other things, contributed to the continuing negative publicity related to us, which may adversely affect our business.

We may not be able to attract or retain the personnel necessary to achieve our business objectives.

Competition for certain key positions and specialized technical personnel in the high-technology industry remains strong. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and in our key areas of potential growth. An important factor in attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through programs such as stock option plans, restricted stock unit plans and employee investment and share purchase plans. The scope and value of these programs will be adversely affected by the volatility or negative performance of the market price for our common shares.

In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, NNC suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in our securities and those of Nortel Networks Corporation. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities law. Accordingly, our ability to provide employees with the opportunity to participate in Nortel Networks stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in our securities. The current suspension of these programs and OSC trading order, and any future suspension or OSC order, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.

In addition, in 2004 we terminated for cause our former president and chief executive officer, former chief financial officer, former controller and seven additional individuals with significant responsibilities for financial reporting. In August and September 2004, as part of our new strategic plan, we announced an anticipated workforce reduction of approximately 3,250 employees. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, in 2001, 2002 and 2003, we implemented a company-wide restructuring plan, which included a reduction of approximately two-thirds of our workforce over the three-year period.

We may find it more difficult to attract or retain qualified employees because of our recent significant workforce reductions, business performance, management changes, restatement activities and resulting negative publicity and the resulting impacts on our incentive programs and incentive compensation plans. If we have not properly sized our workforce and retained those employees with the appropriate skills, our ability to compete effectively may be adversely affected. We are also more dependent on those employees we have retained, as many have taken on increased responsibilities due to workforce reductions. If we are not successful in attracting, recruiting or retaining qualified employees, including members of senior management, we may not have the personnel necessary to achieve our business objectives, including the implementation of our remedial measures.

Ongoing SEC review may require us to amend our public disclosures further.

We have received comments on our periodic filings from the staff of the SEC’s Division of Corporation Finance. As part of this comment process, we may receive further comments from the staff of the SEC relating to this Annual Report on Form 10-K and our other periodic filings. As a result, we may be required by the SEC to amend this Form 10-K or other reports filed with the SEC in order to make adjustments or additional disclosures. However, we do not believe that it will be feasible to amend our 2002 Form 10-K/A or 2003 Form 10-Qs due to, among other factors, the identified material weaknesses in our internal control over financial reporting, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally. Amendments to our prior filings would be required for us to be in full compliance with our Exchange Act reporting obligations.

Risks relating to our business

We continue to restructure our business to respond to industry and market conditions. The assumptions underlying our restructuring efforts may prove to be inaccurate and we may have to restructure our business again in the future.

We continue to restructure our business to realign resources and achieve desired cost savings in an increasingly competitive market. Our new strategic plan includes an anticipated further workforce reduction of approximately 3,250 employees. We have based our restructuring efforts on certain assumptions regarding the cost structure of our business. Our current assumptions may or may not be correct and as a result, we may determine that further restructuring in the future will be needed. Our restructuring efforts may not be sufficient for us to achieve improved results and meet the changes in industry and market conditions, including increased competition. In particular, we face increased competition from low cost competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation. We must manage the potentially higher growth areas of our business, as well as the non-core areas, in order for us to achieve improved results.

We have made, and will continue to make, judgments as to whether we should further reduce our workforce or exit, or dispose of, certain businesses. These workforce reductions may impair our ability to achieve our current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by management to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

As part of our review of restructured businesses, we look at the recoverability of their tangible and intangible assets. Future market conditions may trigger further write downs of these assets due to uncertainties in:

•	the estimates and assumptions used in asset valuations, which are based on our forecasts of future business performance; and

•	accounting estimates related to the useful life and recoverability of the net book value of these assets, including inventory, goodwill, net deferred taxes and other intangible assets.

We will continue to review our restructuring work plan based on our ongoing assessment of the industry and the business environment.

Our operating results have historically been subject to yearly and quarterly fluctuations and are expected to continue to fluctuate.

Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to execute our strategic plan, including the planned workforce reductions, without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies at competitive prices, the effectiveness of our internal processes and organizations and the retention of qualified personnel;

•	our ability to focus on the day-to-day operation of our business while implementing improvements in our internal controls and procedures, including our accounting systems, and addressing the civil litigation actions and investigations related to our restatements;

•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;

•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;

•	our ability to successfully comply with increased and complex regulations;

•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;

•	increased price and product competition in the networking industry, including from low cost competitors;

•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our consolidated financial statements;

•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;

•	fluctuations in our gross margins;

•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	our ability to make investments, including acquisitions to strengthen our business;

•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;

•	variations in sales channels, product costs and the mix of products sold;

•	the size and timing of customer orders and shipments;

•	our ability to continue to obtain customer performance bonds and contracts;

•	our ability to maintain appropriate inventory levels;

•	the impact of acquired businesses and technologies; and

•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

Our decision to adopt fair value accounting for employee stock options on a prospective basis as of January 1, 2003 has caused us to record an expense over the stock option vesting period, based on the fair value at the date the options are granted, and could have a significant negative effect on our reported results.

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

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors described herein, could have a material adverse effect on our business, results of operations and financial condition.

Global economic conditions and other trends and factors affecting the telecommunications industry are beyond our control and may result in reduced demand and pricing pressure on our products.

There are trends and factors affecting the industry that are beyond our control and may affect our operations. These trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	adverse changes in the credit quality of our customers and suppliers;

•	adverse changes in the market conditions in our industry and the specific markets for our products;

•	the trend towards the sale of converged networking solutions, which could lead to reduced capital spending on multiple networks by our customers;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;

•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	increased price competition, particularly from low cost competitors;

•	changes in legislation or accounting rules and governmental and environmental regulation or intervention affecting communications or data networking;

•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and

•	acts of war or terrorism that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Cautious capital spending in our industry has affected, and could affect, demand for, or pricing pressures on, our products.

Our gross margins may decline, which would reduce our operating results.

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition, particularly from low cost competitors;

•	changes in product and geographic mix;

•	customer and contract settlement costs;

•	higher product, material or labor costs;

•	increased inventory provisions or contract and customer settlement costs;

•	warranty costs;

•	obsolescence charges;

•	loss of cost savings on future inventory purchases as a result of high inventory levels;

•	introduction of new products and costs of entering new markets;

•	increased levels of customer services;

•	changes in distribution channels;

•	excess capacity or excess fixed assets;

•	accruals for employee incentive bonuses;

•	further restructuring costs; and

•	costs related to our restatements, including the possibility of substantial fines, settlements and/or damages or other penalties, and/or remedial actions.

Lower than expected gross margins would negatively affect our operating results.

Cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner. Additional sources of funds may not be available or may not be available on acceptable terms.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, if the industry or our current condition deteriorates, notwithstanding the EDC Support Facility, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. We believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. In making this estimate, we have not made provision for any material payments in connection with our pending civil litigation actions and investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. Any material adverse legal judgments, fines, penalties or settlements arising from these pending civil litigation actions and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our liquidity, which could be very significant.

In addition, a greater than expected slow down in capital spending by service providers and other customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our capital expenditures and investments or take other measures in order to meet our cash requirements.

We may seek additional funds from liquidity-generating transactions and other sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed, or that liquidity-generating transactions or financings will be available to us on acceptable terms or at all. Our inability to manage cash flow fluctuations resulting from the above factors and the potential reduction, expiry or termination of the EDC Support Facility could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

We may be materially and adversely affected by cautious capital spending by our customers. The loss of customers in certain markets could have a material adverse effect on our business, results of operations and financial condition.

We expect that our consolidated revenues in 2004 will be slightly lower compared to 2003. The 2003 consolidated revenues included revenues that were deferred from prior periods. Continued cautiousness in capital spending by service providers and other customers may affect our revenues more than we currently expect. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued cautiousness in capital spending by our customers. We have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. A reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

Our business may be materially and adversely affected by our high level of debt.

In order to finance our business, we have incurred significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, failure to meet the covenants in the EDC Support Facility and any significant reduction in, or access to, such facility, poor business performance or lower than expected cash inflows could materially and adversely affect our ability to fund the operation of our business.

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

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, the $300 revolving small bond sub-facility will not become committed support until all of the Reports are filed and we obtain a permanent waiver of the Related Breaches. As of December 31, 2004, there was approximately $296 of outstanding support utilized under the EDC Support Facility, approximately $212 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue us any additional support if events occur that have a material adverse effect on our business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D and our ability to borrow in the future.

An inability of our subsidiaries to provide us with funding in sufficient amounts could adversely affect our ability to meet our obligations.

We may at times depend primarily on loans, dividends or other forms of financing from our subsidiaries to meet our obligations to pay interest and principal on outstanding public debt and to pay corporate expenses. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, it could adversely affect our ability to meet our obligations.

We may need to make larger contributions to our defined benefit plans in the future.

We currently maintain various defined benefit plans in North America and the U.K. which cover various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If experience differs from the assumptions, the amounts we are obligated to contribute to the plans may increase. In particular, the performance of the financial markets is difficult to predict, particularly in periods of high volatility in the equity markets. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases. If interest rates are lower in the future than we assume they will be, then we would probably be required to make larger contributions than we would otherwise have to make.

In addition, the 2004 decision of the Supreme Court of Canada in “Monsanto Canada Inc. v. Superintendent of Financial Services” has caused companies in Canada that sponsor defined benefit plans, including us, to review certain of our past activities that may have triggered partial wind-ups of such plans to determine whether a distribution of plan surplus, if any, should have occurred at the time of any triggering event. Although the full impact of the decision remains unclear and we have not yet made any determination regarding our plans, if it is determined that a distribution of plan surplus should have occurred at the time of any triggering event, we may be required to make a distribution out of our plan assets, which may lead to an increase in the amount of future contributions that we are required to make.

If market conditions deteriorate or future results of operations are less than expected, an additional valuation allowance may be required for all or a portion of our deferred tax assets.

We currently have deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets quarterly, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. Our valuation allowance is primarily attributable to continued uncertainty in the industry. If market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that it is more likely than not that some or all of our net deferred tax assets are not realizable. As a result, we may need to establish an additional valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

We expect that data communications traffic will grow at a faster rate than the growth expected for voice traffic and that the use of the Internet will continue to increase. We expect the growth of data traffic and the use of the Internet will significantly impact traditional voice networks, both wireline and wireless. We believe that this will create market discontinuities, which will make traditional voice network products and services less effective as they were not designed for data traffic. We believe that these market discontinuities in turn will lead to the convergence of data and voice through upgrades of traditional voice networks to transport large volumes of data traffic or through the construction of new networks designed to transport both voice and data traffic. Either approach would require significant capital expenditures by service providers. We also believe that such developments will give rise to the demand for IP optimized networking solutions, and third generation, or 3G, wireless networks.

We cannot be sure what the rate of this convergence of voice and data networks will be, due to the dynamic and rapidly evolving nature of the communications business, the technology involved and the availability of capital. Consequently, market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks may not continue. Alternatively, the pace of that development may be slower than currently anticipated. The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 3G networks, or the evolution of other technologies, may occur, which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 3G wireless networks. Any such change in demand may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors. Our performance may also be materially and adversely affected by a lack of growth in the rate of data traffic, a reduction in the use of the Internet or a reduction in the demand for IP-optimized networking solutions or 3G wireless networks in the future.

We have made, and may continue to make, strategic acquisitions. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.

In the past, we acquired companies that we believed would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;

•	potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	potential difficulties in integrating new products, software, businesses and operations in an efficient and effective manner;

•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	potential loss of key employees of the acquired businesses;

•	diversion of the attention of our senior management from the operation of our daily business;

•	entering new markets in which we have limited experience and where competitors may have a stronger market presence; and

•	potential assumption of liabilities.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for IP-optimized network solutions and other advances in technology, as well as on our revenues, gross margins and expenses.

Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of high quality new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success will also depend on our ability to comply with emerging industry standards, to operate with products of other suppliers, to integrate, simplify and reduce the number of software programs used in our portfolio of products, to address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others. The development of new, technologically advanced products, including IP-optimized networking solutions, software products and 3G wireless networks, is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Investments in this development may result in our expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

The success of new or enhanced products, including IP-optimized networking solutions and 3G wireless networks, depends on a number of other factors, including the timely introduction of those products, market acceptance of new technologies and industry standards, the quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of those products and the availability of funding for those networks. Products and technologies developed by our competitors may render our products obsolete. Hackers may attempt to disrupt or exploit our customers’ use of our technologies. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

In addition, unanticipated changes in market demand for products based on a specific technology, particularly lower than anticipated, or delays in, demand for IP-optimized networking solutions, particularly long-haul and metro optical networking solutions, or 3G wireless networks, could have a material adverse effect on our business, results of operations and financial condition if we fail to respond to those changes in a timely and effective manner.

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

Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now, or may in the future become, principal competitors. We may also face competition from the resale of used telecommunications equipment, including our own on occasion, by failed, downsized or consolidated high technology enterprises and telecommunications service providers. In addition, we face the risk that certain of our competitors may enter into additional business combinations, accelerate product development, or engage in aggressive price reductions or other competitive practices, which make them more powerful or aggressive competitors.

We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. In particular, we currently, and may in the future, face increased competition from low cost competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation. Some of our current and potential competitors have greater marketing, technical and financial resources, including access to capital markets and/or the ability to provide customer financing in connection with the sale of products. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Other competitive factors include the ability to provide new technologies and products, end-to-end networking solutions, and new product features, such as security, as well as conformance to industry standards. Increased competition could result in price reductions, negatively affecting our operating results, reducing profit margins and could potentially lead to a loss of market share.

For a list of our principal competitors, see “Competition” in each of the business segment descriptions in the “Business” section of this report.

We face certain barriers in our efforts to expand internationally.

We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. Furthermore, those projects and investments could be adversely affected by:

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

Fluctuations in foreign currency exchange rates could negatively impact our business, results of operations and financial condition.

As an increasing proportion of our business may be denominated in currencies other than U.S. dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to Canadian dollars, British pounds and the euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, such as, for example, the Indian rupee. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions in the future may be impacted by our current credit condition. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange rate fluctuations may have a material adverse effect on our business, results of operations and financial condition.

If we fail to protect our intellectual property rights, or if we are subject to adverse judgments or settlements arising out of disputes regarding intellectual property rights, our business, results of operations and financial condition could be materially and adversely affected.

Our industry is subject to uncertainty over adoption of industry standards and protection of intellectual property rights. Our success is dependent on our proprietary technology, for the protection of which we rely on patent, copyright, trademark and trade secret laws. Our business is global and the level of protection of our proprietary technology provided by those laws varies by jurisdiction. Our issued patents may be challenged, invalidated or circumvented, and our rights under issued patents may not provide us with competitive advantages. Patents may not be issued from pending applications, and claims in patents issued in the future may not be sufficiently broad to protect our proprietary technology. In addition, claims of intellectual property infringement or trade secret misappropriation may be asserted against us or our customers in connection with their use of our products and the outcome of any of those claims may be uncertain. An unfavorable outcome in such a claim could require us to cease offering for sale the products that are the subject of such a claim, pay substantial monetary damages to a third party and/or make ongoing royalty payments to a third party. In addition, any defense of claims of intellectual property infringement or trade secret misappropriation may require extensive participation by senior management and/or other key employees and may reduce their time and ability to focus on other aspects of our business. A failure by us to react to changing industry standards, the lack of broadly-accepted industry standards, successful claims of intellectual property infringement or other intellectual property claims against us or our customers, or a failure by us to protect our proprietary technology could have a material adverse effect on our business, results of operations and financial condition. In addition, if others infringe on our intellectual property rights, we may not be able to successfully contest such challenges.

Rationalization and consolidation in the industry may lead to increased competition and harm our business.

The industry has experienced consolidation and rationalization and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization and/or consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies. This rationalization and/or consolidation, including the acquisition by Cingular Wireless of AT&T Wireless, could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers. A rationalization of industry participants could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment/component suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the industry generally and harm our business.

Changes in regulation of the Internet and/or other aspects of the industry may affect the manner in which we conduct our business and may materially and adversely affect our business, results of operations and financial condition.

Investment decisions of our customers could be affected by regulation of the Internet or other aspects of the industry in any country where we operate. We could also be materially and adversely affected by an increase in competition among equipment suppliers or by reduced capital spending by our customers, as a result of a change in the regulation of the industry. If a jurisdiction in which we operate adopts measures which affect the regulation of the Internet and/or other aspects of the industry, we could experience both decreased demand for our products and increased costs of selling such products. Changes in laws or regulations governing the Internet, Internet commerce and/or other aspects of the industry could have a material adverse effect on our business, results of operations and financial condition.

In the U.S., on February 20, 2003, the FCC announced a decision in its triennial review proceeding of the agency’s rules regarding UNEs. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The uncertainty surrounding the impact of the FCC decision and subsequent adoption on December 15, 2004 of new unbundling rules in response to the remand by the U.S. Court of Appeals for the D.C. Circuit is affecting, and may continue to affect, the decisions of certain of our U.S.-based service provider customers regarding investment in their telecommunications infrastructure. These UNE rules and/or material changes in other country-specific telecommunications or other regulations may affect capital spending by certain of our service provider customers, which could have a material adverse effect on our business, results of operations and financial condition.

In Europe, we expect to become subject to new product content laws and product takeback and recycling requirements that will require full compliance by 2006. We expect that these laws will require us to incur additional compliance costs. Although compliance costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations and financial condition in the past, they may result in a material adverse effect in the future.

Industry concerns could continue and increase our exposure to our customers’ credit risk and the risk that our customers will not be able to fulfill their payment obligations to us under customer financing arrangements.

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

Negative developments associated with our supply contracts and contract manufacturing agreements may materially and adversely affect our business, results of operations, financial condition and supply relationships.

We have entered into supply contracts with customers to provide products and services, which in some cases involve new technologies currently being developed, or which we have not yet commercially deployed, or which require us to build networks. Some of these supply contracts contain delivery and installation timetables, performance criteria and other contractual obligations which, if not met, could result in our having to pay substantial penalties or liquidated damages and/or the termination of the supply contract. Unexpected developments in these supply contracts could have a material adverse effect on our revenues, cash flows and relationships with our customers.

Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics announced on June 29, 2004 regarding the divestiture of certain of our manufacturing operations and related activities. The transfer to Flextronics of our optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland was completed in the fourth quarter of 2004. The transfer of our manufacturing activities in Montreal, Canada is expected to be completed in the first quarter of 2005. The balance of the divestiture is anticipated to close in the first half of 2005, subject to completion of the required information and consultation processes with the relevant employee representatives. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in telecommunications networks, which could harm our reputation.

Our products are highly complex, and some of them can be fully tested only when deployed in telecommunications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our business, results of operations and financial condition.

Our business may suffer if our strategic alliances are not successful.

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

In addition to the investigations and litigation arising out of our restatements, we are also subject to numerous class actions and other lawsuits as well as lawsuits in the ordinary course of business.

In addition to the investigations and litigation arising out of our restatements, we are currently a defendant in numerous class actions and other lawsuits, including lawsuits initiated on behalf of holders of Nortel Networks Corporation common shares, which seek damages of material and indeterminate amounts, as well as lawsuits in the ordinary course of our business. In the future, we may be subject to similar litigation. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Refer to “Market risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Limited

We have audited the accompanying consolidated balance sheets of Nortel Networks Limited and its subsidiaries (“Nortel Networks”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Nortel Networks management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements of Nortel Networks as of December 31, 2002, and for the years ended December 31, 2002 and 2001 have been restated.

As described in note 4 to the consolidated financial statements, effective January 1, 2003, Nortel Networks changed its method of accounting for stock-based compensation and asset retirement obligations, in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and SFAS No. 143, “Accounting for Asset Retirement Obligations”, respectively. Also, as described in note 4, effective January 1, 2002, Nortel Networks changed its method of accounting for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

On January 10, 2005, we reported separately to the Shareholders of Nortel Networks on consolidated financial statements for the same periods, audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
January 10, 2005

NORTEL NETWORKS LIMITED
Consolidated Statements of Operations for the years ended December 31

(millions of U.S. dollars)	2003	2002	2001

		As restated *	As restated *
Revenues	$10,193	$10,994	$18,763
Cost of revenues	5,861	7,139	14,511

Gross profit	4,332	3,855	4,252

Selling, general and administrative expense	1,931	2,532	6,010
Research and development expense	1,965	2,084	3,128
In-process research and development expense	–	–	–
Amortization of intangibles
Acquired technology and other	3	19	574
Goodwill	–	–	2,081
Deferred stock option compensation	–	–	–
Special charges
Goodwill impairment	–	264	2,239
Other special charges	285	1,358	2,939
(Gain) loss on sale of businesses and assets	(4)	(4)	(100)

Operating earnings (loss)	152	(2,398)	(12,619)

Other income (expense) — net	433	(28)	(519)
Interest expense
Long-term debt	(98)	(135)	(176)
Other	(26)	(55)	(108)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	461	(2,616)	(13,422)
Income tax benefit (expense)	33	438	2,573

	494	(2,178)	(10,849)
Minority interests — net of tax	(28)	32	(7)
Equity in net loss of associated companies — net of tax	(36)	(17)	(150)

Net earnings (loss) from continuing operations	430	(2,163)	(11,006)
Net earnings (loss) from discontinued operations — net of tax	184	(101)	(2,031)

Net earnings (loss) before cumulative effect of accounting changes	614	(2,264)	(13,037)
Cumulative effect of accounting changes — net of tax	(12)	–	15

Net earnings (loss)	602	(2,264)	(13,022)
Dividends on preferred shares	35	26	27

Net earnings (loss) applicable to common shares	$567	$(2,290)	$(13,049)

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets as of December 31

(millions of U.S. dollars)	2003	2002

		As restated *
ASSETS
Current assets
Cash and cash equivalents	$3,928	$3,742
Restricted cash and cash equivalents	63	249
Accounts receivable — net	2,659	2,282
Inventories — net	1,190	1,506
Income taxes recoverable	90	113
Deferred income taxes — net	369	793
Other current assets	314	636

Total current assets	8,613	9,321

Investments	244	237
Plant and equipment — net	1,654	1,689
Goodwill	2,125	2,019
Intangible assets — net	86	41
Deferred income taxes — net	3,397	2,657
Other assets	337	750

Total assets	$16,456	$16,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$17	$30
Trade and other accounts payable	860	802
Payroll and benefit-related liabilities	764	484
Contractual liabilities	529	893
Restructuring	205	499
Other accrued liabilities	2,467	3,215
Long-term debt due within one year	119	243

Total current liabilities	4,961	6,166

Long-term debt	2,091	2,160
Deferred income taxes — net	190	357
Other liabilities	2,944	2,757

Total liabilities	10,186	11,440

Minority interests in subsidiary companies	80	94

Commitments and contingencies (notes 14 and 21)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 30,000,000 for 2003 and 30,000,000 for 2002	536	536
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 1,460,978,638 for 2003 and 1,460,978,638 for 2002	1,211	1,211
Additional paid-in capital	22,031	22,007
Accumulated deficit	(17,066)	(17,633)
Accumulated other comprehensive loss	(522)	(941)

Total shareholders’ equity	6,190	5,180

Total liabilities and shareholders’ equity	$16,456	$16,714

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

(millions of U.S. dollars)	2003	2002	2001

		As restated *	As restated *
Preferred shares
Balance at the beginning of the year	$536	$536	$609
Conversion of Series 4 preferred shares	–	–	(73)

Balance at the end of the year	536	536	536

Common shares
Balance at the beginning of the year	1,211	2,111	17,024
Common shares issued	–	2,287	1,800
Common shares issued related to acquisitions — net	–	–	26
Conversion of Series 4 preferred shares	–	–	61
Reduction of legal stated capital	–	(3,187)	(16,800)

Balance at the end of the year	1,211	1,211	2,111

Additional paid-in capital
Balance at the beginning of the year	22,007	18,806	1,878
Adjustments as of January 1, 2001 due to restatement *	–	–	1
Additions resulting from acquisitions	–	–	8
Conversion of Series 4 preferred shares	–	–	12
Reduction of legal stated capital	–	3,187	16,800
Stock option compensation	26	–	–
Tax benefit associated with stock options	–	13	105
Other	(2)	1	2

Balance at the end of the year	22,031	22,007	18,806

Accumulated deficit
Balance at the beginning of the year	(17,633)	(14,818)	(370)
Adjustments as of January 1, 2001 due to restatement *	–	–	(1,399)
Net earnings (loss)	602	(2,264)	(13,022)
Dividends on preferred shares	(35)	(26)	(27)
Stock option fair value increment	–	(525)	–

Balance at the end of the year	(17,066)	(17,633)	(14,818)

Accumulated other comprehensive loss
Balance at the beginning of the year	(941)	(587)	(511)
Adjustments as of January 1, 2001 due to restatement *	–	–	187
Foreign currency translation adjustment	535	173	(125)
Unrealized gain (loss) on investments — net	57	19	(40)
Unrealized derivative gain (loss) on cash flow hedges — net	15	11	(7)
Minimum pension liability adjustment — net	(188)	(557)	(84)
Cumulative effect of accounting change — net	–	–	(7)

Other comprehensive income (loss)	419	(354)	(263)

Balance at the end of the year	(522)	(941)	(587)

Total shareholders’ equity	$6,190	$5,180	$6,048

Total comprehensive income (loss) for the year
Net earnings (loss)	$602	$(2,264)	$(13,022)
Other comprehensive income (loss)	419	(354)	(263)

Total comprehensive income (loss) for the year	$1,021	$(2,618)	$(13,285)

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows for the years ended December 31

(millions of U.S. dollars)	2003	2002	2001

		As restated *	As restated *
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$430	$(2,163)	$(11,006)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	434	553	3,374
Non-cash portion of special charges and related asset write downs	87	692	3,135
Equity in net loss of associated companies	36	17	150
Stock option compensation	26	–	–
Deferred income taxes	(8)	(405)	(1,339)
Other liabilities	161	1	(9)
(Gain) loss on repurchases of outstanding debt securities	(4)	(60)	–
(Gain) loss on sale or write down of investments and businesses	(51)	35	268
Other — net	(812)	(283)	(1,458)
Change in operating assets and liabilities	(221)	619	7,043

Net cash from (used in) operating activities of continuing operations	78	(994)	158

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(172)	(352)	(1,269)
Proceeds on disposals of plant and equipment	38	406	208
Acquisitions of investments and businesses — net of cash acquired	(58)	(29)	(89)
Proceeds on sale of investments and businesses	107	61	604

Net cash from (used in) investing activities of continuing operations	(85)	86	(546)

Cash flows from (used in) financing activities
Dividends on preferred shares	(35)	(26)	(27)
Increase (decrease) in notes payable — net	(45)	(333)	(230)
Proceeds from long-term debt	–	33	1,530
Repayments of long-term debt	(270)	(611)	(469)
Repayments of capital leases payable	(12)	(16)	(26)
Issuance of common shares	–	2,287	1,800
Payment of stock option fair value increment	–	(525)	–

Net cash from (used in) financing activities of continuing operations	(362)	809	2,578

Effect of foreign exchange rate changes on cash and cash equivalents	176	74	(10)

Net cash from (used in) continuing operations	(193)	(25)	2,180
Net cash from (used in) discontinued operations	379	350	(308)

Net increase (decrease) in cash and cash equivalents	186	325	1,872
Cash and cash equivalents at beginning of year	3,742	3,417	1,545

Cash and cash equivalents at end of year	$3,928	$3,742	$3,417

* See note 3

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Notes to Consolidated Financial Statements
(millions of U.S. dollars, unless otherwise stated)

1.	Nortel Networks Limited

Nortel Networks Limited (“Nortel Networks”) is a recognized leader in delivering communications capabilities, serving both service provider and enterprise customers. Nortel Networks delivers innovative technology solutions encompassing end-to-end broadband, Voice over IP, multimedia services and applications, and wireless broadband solutions. Nortel Networks business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of Nortel Networks business has a technology focus and is dedicated to research and development.

For 2003, Nortel Networks operations were organized into four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. See note 6 for information concerning a change in Nortel Networks organizational structure in 2004.

Nortel Networks is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). NNC holds all of Nortel Networks Limited’s outstanding common shares but none of Nortel Networks Limited’s outstanding preferred shares. NNC’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol “NT”. Nortel Networks Limited’s Cumulative Redeemable Class A Preferred Shares Series 5 and Non-cumulative Redeemable Class A Preferred Shares Series 7 are traded on the TSX under the symbols “NTL.PR.F” and “NTL.PR.G”, respectively. Acquisitions involving any share consideration are completed by NNC, while acquisitions involving only cash consideration are generally completed by Nortel Networks.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Nortel Networks have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements. Although Nortel Networks is headquartered in Canada, the consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel Networks are denominated in U.S. dollars.

As described in note 3, the consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the years ended December 31, 2002 and 2001 and the consolidated balance sheet as of December 31, 2002, including the applicable notes, were restated.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel Networks through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel Networks has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation (“FIN”) No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel Networks when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates

Nortel Networks makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits including pensions, taxes, restructuring and other provisions, in-process research and development (“IPR&D”), stock-based compensation and contingencies.

(c)	Translation of foreign currencies

The consolidated financial statements of Nortel Networks are presented in U.S. dollars. The financial statements of Nortel Networks operations whose functional currency is not the U.S. dollar (except for highly inflationary economies as described below) are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities, and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on Nortel Networks net investment in these operations, including long-term intercompany advances considered to form part of the net investment, are accumulated as a component of other comprehensive income (loss) (“OCI”).

Transactions and financial statements for Nortel Networks operations in countries considered to have highly inflationary economies and whose functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue and expenses are translated at average rates for the period, except for amortization and depreciation which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net earnings (loss).

When appropriate, Nortel Networks may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Hedging instruments used by Nortel Networks can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss).

(d)	Revenue recognition

Nortel Networks products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods.

Depending upon the terms of the contract and types of products and services sold, Nortel Networks recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized net of cash discounts and allowances.

Effective July 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Nortel Networks generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel Networks. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values.

In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

For arrangements that include hardware and software where software is considered more than incidental to the hardware, provided that the software is not essential to the functionality of the hardware and the hardware and software represent separate units of accounting, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 104. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, or where the hardware is not considered a separate unit of accounting from the software deliverables, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2 for off-the-shelf products and pursuant to SOP 81-1 for customized products.

Prior to July 1, 2003, for contracts involving multiple elements, Nortel Networks allocated revenue to each element based on the relative fair value or the residual method, as applicable. Provided none of the undelivered elements are essential to the functionality of the delivered elements, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 101.

For accounting units related to customized network solutions and certain network build outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues within other accrued liabilities.

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer.

Engineering, installation and other service revenues are recognized as the services are performed.

Nortel Networks makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair values, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when: persuasive evidence of an arrangement exists; the software is delivered in accordance with all terms and conditions of the customer contracts; the fee is fixed or determinable; and collection is reasonably assured. Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades (“PCS”), is recognized ratably over the PCS term. Nortel Networks provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which Nortel Networks has a standard business practice of providing extended payment terms and has a history of successfully collecting under the original payment terms without making concessions.

Under SAB 104 or SOP 97-2, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

(e)	Research and development

Research and development (“R&D”) costs are charged to net earnings (loss) in the periods in which they are incurred. However, costs incurred pursuant to specific contracts with third parties for which Nortel Networks is obligated to deliver a product are charged to cost of revenues in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

(f)	Income taxes

Nortel Networks provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates.

In establishing the appropriate income tax valuation allowances, Nortel Networks assesses the realizability of its net deferred tax assets quarterly and based on all available evidence, both positive and negative, determines whether it is more likely than not that the remaining net deferred tax assets or a portion thereof will be realized.

(g)	Earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) applicable to common shares by the weighted-average number of Nortel Networks Corporation’s common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of warrants, options and similar instruments. The if-converted method is used to compute the dilutive effect of convertible debt. A comparison of the conditions required for issuance of shares compared to those existing at the end of the period is used to compute the dilutive effect of contingently issuable shares.

As all of Nortel Networks Limited’s common shares are held by NNC and are not publicly traded, information concerning Nortel Networks Limited’s net earnings (loss) per common share and weighted-average number of common shares outstanding has not been presented in the consolidated financial statements. For information regarding NNC’s earnings (loss) per common share and weighted-average number of common shares outstanding, see NNC’s consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the 2003 Annual Report on Form 10-K filed with the SEC.

(h)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements.

(i)	Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer under bid, performance related and other bonds associated with contracts that Nortel Networks is not able to unilaterally revoke.

(j)	Provision for doubtful accounts

The provision for doubtful accounts for trade, notes and long-term receivables due from customers is established based on an assessment of a customer’s credit quality, as well as subjective factors and trends, including the aging of receivable balances. Generally, these credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure.

Customer financing receivables include receivables from customers with deferred payment terms. Customer financing receivables are considered impaired when they are classified as non-performing, payment arrears exceed 90 days or a major credit event such as a material default has occurred, and management determines that collection of amounts due according to the contractual terms is doubtful. Provisions for impaired customer financing receivables are recorded based on the expected recovery of defaulted customer obligations, being the present value of expected cash flows, or the realizable value of the collateral if recovery of the receivables is dependent upon a liquidation of the assets. Interest income on impaired customer finance receivables is recognized as the cash payments are collected.

(k)	Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) or market. The cost of finished goods and work in process is comprised of material, labor and manufacturing overhead. Provisions for inventory are based on estimates of future customer demand for products, including general economic conditions, growth prospects within the customer’s ultimate marketplaces and market acceptance of current and pending products. In addition, full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete.

(l)	Receivables sales

Transfers of accounts receivable that meet the criteria for surrender of control under FASB Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are accounted for as sales. Generally, Nortel Networks retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded in other income (expense) — net at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks. Retained interests are classified as available-for-sale securities.

Nortel Networks, when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Certain transactions will enable Nortel Networks, when acting as the servicing agent, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based primarily on the collectibility and credit experience of the receivables sold and is sometimes paid at the discretion of the transferee. Nortel Networks initially records the non-discretionary servicing bonus at fair value which is the discounted value of the estimated future cash flows taking into consideration future estimated interest rates and credit losses. Generally, the discretionary servicing bonus is initially recorded at a fair value of nil due to the fact that it is paid at the discretion of the transferee and based on the determination that future credit losses will offset any such servicing bonus.

Nortel Networks reviews the fair value assigned to retained interests, including the servicing bonus, at each reporting date subsequent to the date of the transfer to determine if there is an other than temporary impairment. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any other than temporary impairments are recorded in other income (expense) — net.

(m)	Investments

Investments in publicly traded equity securities of companies over which Nortel Networks does not exert significant influence are accounted for at fair value and are classified as available for sale. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in OCI until such gains or losses are realized.

Investments in equity securities of private companies over which Nortel Networks does not exert significant influence are accounted for using the cost method. Investments in associated companies and joint ventures are accounted for using the equity method. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

Nortel Networks monitors its investments for factors indicating other than temporary impairment and records a charge to net earnings (loss) when appropriate.

(n)	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years.

(o)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

Long-lived assets held and used

Nortel Networks tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets have been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.

Nortel Networks measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Long-lived assets to be disposed of other than by sale

Nortel Networks classifies assets that will be disposed of other than by sale as held and used until the disposal transaction occurs. The assets continue to be depreciated based on revisions to their estimated useful lives until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

(p)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value of the identifiable assets acquired and liabilities assumed. Nortel Networks tests for impairment of goodwill on an annual basis as of October 1 and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount (see note 4(k)).

Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. Nortel Networks also considers its market capitalization as of the date of the impairment test. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

(q)	Intangible assets

Acquired technology represents the value of the proprietary know-how which was technologically feasible as of the acquisition date, and is charged to net earnings (loss) on a straight-line basis over its estimated useful life of two to three years. Other intangible assets are amortized into net earnings (loss) based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows.

IPR&D represents the value, on closing of a business combination, of acquired research and development which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use. Independent valuations are performed to assess and allocate a value to IPR&D. The value allocated to IPR&D represents the estimated fair value based on risk-adjusted future cash flows generated from the products that would result from each of the in-process projects. Estimated future after tax cash flows of each project, on a product by product basis, are based on Nortel Networks estimates of revenues less operating expenses, cash flow adjustments, income taxes and charges for the use of contributory assets. Future cash flows are also adjusted for the value contributed by any core technology and development efforts that would be completed post-acquisition. IPR&D is charged to net earnings (loss) as of the date of acquisition.

(r)	Warranty costs

As part of the normal sale of product, Nortel Networks provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. A liability for the expected cost of warranty-related claims is established when products are sold. In estimating warranty liability, historical material replacement costs and the associated labor to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects are specifically accrued for as Nortel Networks becomes aware of such defects.

(s)	Pension, post-retirement and post-employment benefits

Pension expense, based on management’s assumptions, consists of the: actuarially computed costs of pension benefits in respect of the current year’s service; imputed returns on plan assets and imputed interest on pension obligations; and straight-line amortization under the corridor approach of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

The expected costs of post-retirement and certain post-employment benefits, other than pensions, for active employees are accrued in the consolidated financial statements during the years employees provide service to Nortel Networks. These costs are recorded based on actuarial methods and assumptions. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(t)	Derivative financial instruments

Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forward contracts, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel Networks does not hold or issue derivative instruments for trading purposes. Nortel Networks policy is to formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Where hedge accounting will be applied, this process includes linking all derivatives to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions. Nortel Networks also formally assesses, both at the hedge’s inception and on an ongoing basis, as applicable, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense) — net. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it has become ineffective, changes in the fair value of the derivative are recognized in net earnings (loss).

When a cash flow or fair value hedging relationship is terminated because the derivative is sold, terminated or de-designated as a hedge, the accumulated OCI balance to the termination date or the fair value basis adjustment recorded on the hedged item is amortized into other income (expense) — net or interest expense on an effective yield basis over the original term of the hedging relationship. If a cash flow or fair value hedging relationship is terminated because the underlying hedged item is repaid or is sold, or it is no longer probable that the hedged forecasted transaction will occur, the accumulated balance in OCI or the fair value basis adjustment recorded on the hedged item is recorded immediately in net earnings (loss).

Nortel Networks generally classifies cash flows resulting from its derivative financial instruments in the same manner as the cash flows from the item that the derivative is hedging. Typically, this is within cash flows from (used in) operating activities in the consolidated statements of cash flows, or, for derivatives designated as hedges relating to the cash flows associated with settlement of the principal component of long-term debt, within cash flows from (used in) financing activities.

Nortel Networks may also invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments. Such warrants, however, are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel Networks may enter into certain commercial contracts containing embedded derivative financial instruments. Generally, for these embedded derivatives, for which the economic characteristics and risks are not clearly and closely related to the economic characteristics and risks of the host contract, the changes in fair value are recorded in net earnings (loss).

(u)	Stock-based compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), for companies electing to recognize employee stock-based compensation using the fair value based method.

Prior to January 1, 2003, Nortel Networks, as permitted under SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock-based compensation plans.

Effective January 1, 2003, Nortel Networks elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the stock option vesting period. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $26 (net of tax of nil) of stock option expense during 2003.

Stock-based awards that are settled or may be settled in cash or shares purchased on the open market at the option of employees or directors are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award and is recorded in net earnings (loss) over the vesting period of the award. Changes in Nortel Networks payment obligation subsequent to vesting of the award and prior to the settlement date are recorded in net earnings (loss) in the period incurred. The payment amount is established for Stock Appreciation Rights (“SARs”) on the date of exercise of the award by the employee, for Restricted Stock Units (“RSUs”) on the vesting date of the award and for Deferred Stock Units (“DSUs”) on the later of the date of termination of employment and/or directorship. Stock-based awards which are substantively discretionary in nature are recorded in the period that the issuance and settlement of the award is approved.

Nortel Networks parent, NNC, has stock purchase plans for eligible Nortel Networks employees in eligible countries, and a stock purchase plan for eligible Nortel Networks unionized employees in Canada (collectively, the “ESPPs”), to facilitate the acquisition of the common shares of Nortel Networks Corporation at a discount. Nortel Networks contribution to the ESPPs is recorded as compensation expense on a quarterly basis as the obligation to contribute is incurred.

Under various stock option programs of NNC, options may be granted to various eligible employees of Nortel Networks to purchase common shares of Nortel Networks Corporation. Had Nortel Networks applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) applicable to common shares would have been adjusted to the pro forma amounts indicated below for the following years ended December 31:

	2003	2002	2001

Net earnings (loss) applicable to common shares — as reported	$567	$(2,290)	$(13,049)
Stock-based compensation — reported (a)	54	17	15
Stock-based compensation — pro forma (b)	(308)	(873)	(1,347)

Net earnings (loss) applicable to common shares — pro forma	$313	$(3,146)	$(14,381)

(a)	Stock-based compensation — reported, included, for the years ended December 31, 2003, 2002 and 2001:

i.	Stock option expense of $26, nil and nil, respectively, which was net of tax of nil in each period;
ii.	Employer portion of ESPPs contributions expense of $6, $6 and $12, respectively, which was net of tax of nil, $2 and $6, respectively;
iii.	RSUs expense of $19, $5 and $4, respectively, which was net of tax of nil, $1 and $2, respectively; and
iv.	DSUs expense of $3, $6 and $(1), respectively, which was net of tax of nil, $3 and nil, respectively.

(b)	Stock-based compensation — pro forma expense for the years ended December 31, 2003, 2002 and 2001 was net of tax of nil, $136 and $379, respectively.

The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	2003	2002	2001

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	92.49%	71.33%	70.64%
Risk-free interest rate	2.81%	4.49%	4.74%
Expected option life in years	4	4	4
Weighted-average stock option fair value per option granted	$1.57	$3.50	$8.38

(v)	Recent accounting pronouncements

(i)	On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”) was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, Nortel Networks chose to make the one-time deferral election which remained in effect for its plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Therefore, Nortel Networks post-retirement benefit obligation as of December 31, 2003 and net post-retirement benefit cost for the year ended December 31, 2003 did not reflect the effects of the MPDIM Act on the plans. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. Nortel Networks expects to have portions of its post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. Nortel Networks expects that other portions of the plans will not be actuarially equivalent. The financial impact of the federal subsidies was determined by remeasuring Nortel Networks retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. The effective date of FSP FAS 106-2 is the first annual or interim period beginning after June 15, 2004, with earlier adoption encouraged. Nortel Networks adopted FSP FAS 106-2 for the three-month period ended June 30, 2004. As a result of adoption, the accrued post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs are expected to decrease by $2 for 2004, as a result of the subsidy.

(ii)	In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel Networks results of operations and financial position.

Comparative figures

Certain 2002 and 2001 figures in the consolidated financial statements have been reclassified to conform to the 2003 presentation and have been restated as set out in note 3.

3.	Restatement

First Restatement

In May 2003, Nortel Networks commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of its assets and liabilities (the “Comprehensive Review”), which resulted in the restatement (effected in December 2003) of its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”).

The Comprehensive Review purported to (i) identify balance sheet accounts that, as of June 30, 2003, were not supportable and required adjustment; (ii) determine whether such adjustments related to the third quarter of 2003 or prior periods; and (iii) document certain account balances in accordance with Nortel Networks accounting policies and procedures. The Comprehensive Review was supplemented by additional procedures carried out between July 2003 and November 2003 to quantify the effects of potential adjustments in the relevant periods and review the appropriateness of releases of certain contractual liability and other related provisions (also called accruals, reserves or accrued liabilities) in the six fiscal quarters ending with the fiscal quarter ended June 30, 2003 and formed the basis for the adjustments made to the financial statements in the First Restatement.

On December 23, 2003, Nortel Networks filed with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “2002 Form 10-K/A”) and amended Quarterly Reports on Form 10-Q/A for the first and second quarters of 2003 (the “2003 Form 10-Q/As”) reflecting the First Restatement. As disclosed in those reports, the net effect of the First Restatement adjustments was a reduction in accumulated deficit of $486, $171 and $32 as of December 31, 2002, 2001 and 2000, respectively.

Second Restatement

In late October 2003, the Audit Committee of Nortel Networks and NNC’s Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP (“WCPHD”) to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to the restatement of Nortel Networks consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).

Over the course of the Second Restatement process, management also identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues.

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following:

•	Nortel Networks foreign exchange accounting as part of management’s plan to address an identified material weakness related to foreign currency translation;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	special charges relating to inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

Due to, among other factors, significant turnover in Nortel Networks finance personnel, changes in accounting systems, documentation weaknesses and identified material weaknesses in internal control over financial reporting, the Second Restatement involved hundreds of Nortel Networks finance personnel and a number of outside consultants and advisors. The process required the review and verification of a substantial number of documents and communications and related accounting entries over multiple fiscal periods. In addition, the review of accruals and provisions and the application of accounting literature to certain matters in the Second Restatement, including revenue recognition, foreign exchange, special charges and discontinued operations, was complicated by the passage of time, lack of availability of supporting records and the turnover of finance personnel. As a result of this complexity, estimates and assumptions that impact both the quantum of the various recorded adjustments and the fiscal period to which they were attributed were required in the determination of certain of the Second Restatement adjustments. Nortel Networks believes the procedures followed in determining such estimates were appropriate and reasonable using the best available information.

The following tables present the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated statements of operations and a summary of the adjustments from the Second Restatement for the years ended December 31, 2002 and 2001. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below:

•	Revenues and cost of revenues;

•	Foreign exchange;

•	Intercompany balances;

•	Special charges;

•	Other;

•	Reclassifications; and

•	Discontinued operations.

Consolidated Statement of Operations for the year ended December 31, 2002

	As previously
	reported	Adjustments	As restated

Revenues	$10,554	$440	$10,994
Cost of revenues	6,990	149	7,139

Gross profit	3,564	291	3,855

Selling, general and administrative expense	2,621	(89)	2,532
Research and development expense	2,205	(121)	2,084
Amortization of acquired technology and other	19	–	19
Special charges
Goodwill impairment	264	–	264
Other special charges	1,435	(77)	1,358
(Gain) loss on sale of businesses and assets	(39)	35	(4)

Operating earnings (loss)	(2,941)	543	(2,398)

Other income (expense) — net	(34)	6	(28)
Interest expense
Long-term debt	(130)	(5)	(135)
Other	(44)	(11)	(55)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(3,149)	533	(2,616)
Income tax benefit (expense)	422	16	438

	(2,727)	549	(2,178)
Minority interests — net of tax	–	32	32
Equity in net loss of associated companies — net of tax	(18)	1	(17)

Net earnings (loss) from continuing operations	(2,745)	582	(2,163)
Net earnings (loss) from discontinued operations — net of tax	21	(122)	(101)

Net earnings (loss)	(2,724)	460	(2,264)
Dividends on preferred shares	22	4	26

Net earnings (loss) applicable to common shares	$(2,746)	$456	$(2,290)

Summary of Restatement Adjustments for the year ended December 31, 2002:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$443	$(3)	$–	$–	$–	$–	$–	$440
Cost of revenues	153	(51)	(16)	88	(71)	46	–	149

Gross profit	290	48	16	(88)	71	(46)	–	291

Selling, general and administrative expense	–	(6)	–	–	(115)	32	–	(89)
Research and development expense	–	–	(14)	–	(85)	(22)	–	(121)
Special charges — other special charges	–	–	–	(77)	–	–	–	(77)
(Gain) loss on sale of businesses and assets	–	–	–	–	(3)	38	–	35
Other income (expense) — net	–	(111)	3	–	21	93	–	6
Interest expense — long term debt	–	–	–	–	(5)	–	–	(5)
Interest expense — other	–	–	3	–	(14)	–	–	(11)
Income tax benefit (expense)	–	–	–	–	16	–	–	16
Minority interests — net of tax	–	–	–	–	31	1	–	32
Equity in net loss of associated companies — net of tax	–	–	–	–	1	–	–	1
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(122)	(122)

Total restatement adjustments	$290	$(57)	$36	$(11)	$324	$–	$(122)	$460

Consolidated Statement of Operations for the year ended December 31, 2001

	As previously
	reported	Adjustments	As restated

Revenues	$17,272	$1,491	$18,763
Cost of revenues	14,089	422	14,511

Gross profit	3,183	1,069	4,252

Selling, general and administrative expense	5,712	298	6,010
Research and development expense	3,208	(80)	3,128
In-process research and development expense	–	–	–
Amortization of intangibles
Acquired technology and other	574	–	574
Goodwill	2,080	1	2,081
Special charges
Goodwill impairment	2,239	–	2,239
Other special charges	3,089	(150)	2,939
(Gain) loss on sale of businesses and assets	(126)	26	(100)

Operating earnings (loss)	(13,593)	974	(12,619)

Other income (expense) — net	(367)	(152)	(519)
Interest expense
Long-term debt	(173)	(3)	(176)
Other	(120)	12	(108)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(14,253)	831	(13,422)
Income tax benefit (expense)	2,973	(400)	2,573

	(11,280)	431	(10,849)
Minority interests — net of tax	–	(7)	(7)
Equity in net loss of associated companies — net of tax	(150)	–	(150)

Net earnings (loss) from continuing operations	(11,430)	424	(11,006)
Net earnings (loss) from discontinued operations — net of tax	(2,524)	493	(2,031)

Net earnings (loss) before cumulative effect of accounting changes	(13,954)	917	(13,037)
Cumulative effect of accounting changes — net of tax	15	–	15

Net earnings (loss)	(13,939)	917	(13,022)
Dividends on preferred shares	27	–	27

Net earnings (loss) applicable to common shares	$(13,966)	$917	$(13,049)

Summary of Restatement Adjustments for the year ended December 31, 2001:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$1,534	$(43)	$–	$–	$–	$–	$–	$1,491
Cost of revenues	522	(78)	45	–	(107)	40	–	422

Gross profit	1,012	35	(45)	–	107	(40)	–	1,069

Selling, general and administrative expense	–	(53)	42	–	(231)	4	536	298
Research and development expense	–	–	(27)	–	(48)	(5)	–	(80)
Amortization of intangibles — goodwill	–	–	–	–	1	–	–	1
Special charges — other special charges	–	–	–	(150)	–	–	–	(150)
(Gain) loss on sale of businesses and assets	–	–	–	–	(3)	29	–	26
Other income (expense) — net	–	(201)	8	–	(22)	63	–	(152)
Interest expense — long term debt	–	–	–	–	(3)	–	–	(3)
Interest expense — other	–	–	10	–	2	–	–	12
Income tax benefit (expense)	–	–	–	–	(400)	–	–	(400)
Minority interests — net of tax	–	–	–	–	(12)	5	–	(7)
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	493	493

Total restatement adjustments	$1,012	$(113)	$(42)	$150	$(47)	$–	$(43)	$917

Additionally, the cumulative effect of the Second Restatement adjustments was a (decrease) increase to additional paid-in capital, accumulated deficit and accumulated other comprehensive loss as of January 1, 2001, as previously reported, of $1, $1,399 and $(187), respectively. The effect of the Second Restatement adjustments on the consolidated balance sheet as of December 31, 2002 is shown following the discussion below.

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items, special charges and other adjustments, including financial statement reclassifications. These items are further described below. The net impact to revenues of the adjustments was an increase of $440 and $1,491 for the years ended December 31, 2002 and 2001, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $149 and $422 for the years ended December 31, 2002 and 2001, respectively. The following table summarizes the revenue recognition adjustments and other adjustments to revenues and cost of revenues, which increased gross profit by $291 and increased gross profit by $1,069 for the years ended December 31, 2002 and 2001, respectively:

	Revenues		Cost of revenues
	2002	2001	2002	2001

Revenue recognition adjustments:
Application of SAB 101 or SOP 97-2
Title and delivery	$211	$1,624	$107	$727
Undelivered elements and liquidated damages	45	(190)	117	(231)
Fixed or determinable fees	133	–	–	–
Reseller transactions	–	151	–	83
Other revenue recognition adjustments	54	(51)	(71)	(57)

Increase associated with revenue recognition adjustments	443	1,534	153	522
Other adjustments:
Foreign exchange	(3)	(43)	(51)	(78)
Intercompany	–	–	(16)	45
Special charges	–	–	88	–
Other	–	–	(71)	(107)
Reclassifications	–	–	46	40

Total increase to revenues and cost of revenues	$440	$1,491	$149	$422

Application of SAB 101 or SOP 97-2

Title and delivery

Revenues were recognized on certain sales (primarily prior to 2001) for which it was subsequently determined that the criteria for revenue recognition under SAB 101 or SOP 97-2, as applicable, had not been met, including arrangements in which legal title or risk of loss on products did not transfer to the buyer until full payment was received, and arrangements where delivery had not occurred. Revenues and related cost of revenues for these agreements should have been deferred until title or risk of loss had passed and all criteria for revenue recognition had been met. Therefore, adjustments were made to defer revenues and related cost of revenues from the periods in which they were originally recorded and to recognize them in the periods in which all revenue recognition criteria were met.

Undelivered elements and liquidated damages

In certain multiple element arrangements, total arrangement fees were recognized as revenue at the time of delivery of software or hardware, but prior to the delivery of future contractual or implicit PCS or other services. Revenues should have been allocated to these future deliverables based on their fair value and recognized ratably over the PCS period or as the future obligations were performed. As well, in certain circumstances where the criteria to treat delivered software and hardware elements and undelivered PCS services as separate accounting units were not met, the entire arrangement fee should have been recognized over the PCS period. Adjustments were made to appropriately allocate revenue among the accounting units and recognize the allocated revenue in accordance with the applicable revenue recognition guidance.

Revenues were also recognized for certain contracts that involved undelivered elements as a result of product development delays. The lack of relative fair value for the undelivered element meant that revenues and cost of revenues for all products delivered should have been deferred until the undelivered element was delivered. As originally recorded, revenues were recognized upon delivery of an alternative product and costs were accrued for the undelivered element. To correct for these items, related cost provisions were reversed and revenues and associated cost of revenues were recognized in the appropriate periods when all elements had been delivered.

Revenues were recognized on certain contracts with potential liquidated damages arising primarily from network outages, shipment delays or product development delays on undelivered elements. Generally, revenues and related cost of revenues should have been deferred up to the maximum potential liquidated damages until the damages had been incurred or there was no longer a possibility of incurring such damages. Specific contracts, primarily in the Asia region, had the potential for liquidated damages plus right of return privileges if such damages exceeded contractually defined thresholds due to a product development delay (undelivered element). Revenues for all products delivered should have been deferred until the undelivered element was delivered. After delivery of the undelivered element, and in light of a lack of a reasonable and reliable history of comparable product returns on which to base a returns allowance, revenues should have been deferred until the right of return had lapsed or until expected returns could be reasonably estimated. After the right of return had lapsed or reasonable estimates of expected returns could be made, revenues should have continued to be deferred up to the amount of the maximum potential liquidated damages until either the earlier of when the damages were incurred, or there was no longer the possibility of incurring any damages. As originally recorded, cost provisions were recorded for the amount of the estimated damages and/or cost of product replacement. To correct these items, related cost provisions were reversed and revenues and associated cost of revenues were recognized in the appropriate periods.

Fixed or determinable fees

Revenues were recognized on certain sales for which it was subsequently determined that the criteria for revenue recognition under SOP 97-2 had not been met, including arrangements in which the criteria for fixed or determinable fees was not met. Revenues and related cost of revenues for these agreements were deferred to later periods when payments became due and all criteria for revenue recognition had been met.

Reseller transactions

Prior to 2001, revenues were recognized upon product delivery to a certain reseller who lacked economic substance apart from Nortel Networks. Revenue should have been deferred and only recognized by Nortel Networks upon sale by the reseller to an end customer. Correction of this resulted in revenues and cost of revenues being deferred with ultimate recognition in 2001.

Other revenue recognition adjustments

Other adjustments included corrections related to an overstatement of revenues and cost of revenues related to a specific contract in the Caribbean and Latin American (“CALA”) region, two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002, a specific contract with a reciprocal arrangement that should have been treated as a reduction of revenues and therefore the revenues recorded in 2001 have been reversed, errors in the application of percentage-of-completion accounting for certain contracts, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in Nortel Networks Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was an increase to pre-tax loss of $57 and $113 for the years ended December 31, 2002 and 2001, respectively. The following presents the impact of these restatement adjustments on the consolidated statements of operations for the years ended December 31, which are described below:

	2002	2001

Gross profit
Presentation errors	$42	$34
Other errors	6	1

Total increase to gross profit	$48	$35

Operating expenses
Presentation errors	$(6)	$(53)

Total decrease to operating expenses	$(6)	$(53)

Other expense
Functional currency designation	$81	$113
Intercompany transaction designation	(43)	14
Presentation errors	48	87
Other errors	25	(13)

Total increase to other expense	$111	$201

Total increase to pre-tax loss	$57	$113

Presentation errors

For a period of six consecutive quarters ended June 30, 2002, foreign exchange gains or losses were recorded to various components of the consolidated statements of operations rather than as part of other income (expense) — net. This presentation has been adjusted with no effect on net earnings (loss) in any period.

Functional currency designation

The determination of the functional currency for certain entities was re-examined, based on the guidance under SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). As a result, Nortel Networks identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases or decreases to other income (expense) — net.

Intercompany transaction designation

Nortel Networks identified two instances of incorrect treatment of significant foreign currency translation gains and losses arising from intercompany positions. Under SFAS 52, intercompany foreign currency transactions that were long-term in nature should have been recorded in accumulated other comprehensive loss on the balance sheet when translated rather than recorded as a transactional gain or loss in the statement of operations. The net impact of the adjustments was an increase or decrease to other income (expense) — net, with an offset to accumulated other comprehensive loss.

Other errors

Other errors identified were related to translation of foreign denominated intercompany transactions, revaluation of certain foreign denominated intercompany transactions and accounting for mark-to-market adjustments for foreign exchange contracts as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Intercompany balances

Historically, Nortel Networks had certain intercompany balances that did not eliminate upon consolidation (“out-of-balance positions”), and provisions had been recorded accordingly. As part of the Second Restatement, Nortel Networks reviewed these provisions and determined that they should not have been recorded. Adjustments were recorded in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact of the adjustments to correct the significant out-of-balance positions was a decrease of $36 and an increase of $42 to the previously reported pre-tax loss for the years ended December 31, 2002 and 2001, respectively.

Special charges

As part of the Second Restatement, the components of special charges were re-examined and decreases to special charges of $77 and $150 for the years ended December 31, 2002 and 2001, respectively, were recorded. Inventory impairments previously incorrectly classified as special charges in the year ended December 31, 2002 were reclassified to cost of revenues. Also impacting special charges were adjustments for restructuring related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs. Nortel Networks determined that these items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. The following presents the impact of these adjustments on special charges for the years ended December 31:

	2002	2001

Inventory impairment reclassification	$88	$–
Contract settlement costs	(36)	85
Severance and fringe benefit related costs	21	35
Plant and equipment impairment costs	4	30

Total decrease to special charges	$77	$150

Other

Other adjustments were primarily to correct certain accruals, provisions or other transactions which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The components of these adjustments are described below.

	2002	2001

Other adjustments
Cost of revenues	$71	$107
Selling, general and administrative expense	115	231
Research and development expense	85	48
Amortization of intangibles — goodwill	–	(1)
(Gain) loss on sale of businesses and assets	3	3
Other income (expense) — net	21	(22)
Interest expense	(19)	(1)
Income tax benefit (expense)	16	(400)
Minority interests — net of tax	31	(12)
Equity in net loss of associated companies — net of tax	1	–

Net decrease (increase) to net loss	$324	$(47)

Cost of revenues

For the year ended December 31, 2002, the decrease to cost of revenues of $71 was comprised primarily of reductions of approximately $42 to inventory provisions and related accruals (such as accounts payable and contract manufacturer related accruals including approximately $39 for a correction to the accounting for a spares inventory management program which should have been treated as warranty costs), approximately $18 decrease related to customer and contract related accruals and other accruals for such items as vacation and fringe benefits, partially offset by an increase of approximately $11 for warranty costs.

For the year ended December 31, 2001, the decrease to cost of revenues of $107 was comprised primarily of reductions of approximately $84 to contract and customer related accruals and approximately $72 for inventory provisions and related accruals (such as accounts payable and contract manufacturer related accruals including approximately $16 for correction to the accounting for a spares inventory management program which should have been treated as warranty costs), partially offset by increases of approximately $48 for warranty costs.

Selling, general and administrative expense

For the year ended December 31, 2002, the decrease of $115 to selling, general and administrative expense was comprised primarily of reductions of approximately $45 related to contract amendments and settlements with certain service providers, approximately $30 for salary and fringe benefit related accruals, approximately $29 from the reversal of rent expense associated with certain facilities for corrections to accounting for sale-leaseback transactions, approximately $13 related to the capitalization of certain software development costs under SOP 98-1, “Accounting for Software Development Costs”, and decreases to other accruals, partially offset by a net increase of $19 in bad debt expense.

For the year ended December 31, 2001, the decrease of $231 to selling, general and administrative expense was comprised primarily of reductions of approximately $88 from the reversal of bad debt expense related to revenue and receivables that had been reversed as part of the Second Restatement, approximately $52 from adjustments to customer and contractual accruals, approximately $41 for the reversal of items previously expensed related to reciprocal agreements with customers (the offset was a reduction to revenues primarily in prior periods), approximately $30 related to contract amendments and settlements with certain service providers and decreases to other accruals.

Research and development expense

For the year ended December 31, 2002, the decrease of $85 in research and development expense was primarily the result of a decrease of approximately $64 to correctly treat certain software repair costs as warranty costs, reductions to accruals related to various research and development projects and to other accruals for such items as vacation and fringe benefits.

For the year ended December 31, 2001, the decrease of $48 in research and development expense was primarily the result of a decrease of approximately $31 to correctly treat certain software repair costs as warranty costs, reductions to accruals related to various research and development projects and to other accruals for such items as vacation and fringe benefits.

Other income (expense) — net

For the year ended December 31, 2002, the decrease of $21 in other expense was primarily the result of a $10 reversal of an item previously expensed related to a reciprocal agreement (offset by a reduction to revenues in a prior period), a $9 decrease from corrections to interest rate swaps relating to debt buybacks and the reduction to other accruals totaling $38, partially offset by a $20 increase from adjustments to the recognition of income and expense associated with sales of receivables and an $18 increase from corrections to the timing of the recognition of impairment of investments.

For the year ended December 31, 2001, the $22 increase to other expense was primarily the result of adjustments of approximately $40 for the recognition of the income and expense associated with the sale of receivables, partially offset by decreases to other accruals.

Interest expense

For the year ended December 31, 2002, the increase to interest expense of $19 was primarily the result of a $32 increase related to long-term debt for corrections to accounting for certain sale-leaseback transactions, partially offset by a $13 decrease from adjustments to the timing of the recognition of costs associated with sales of receivables and customer financing.

For the year ended December 31, 2001, the increase to interest expense of $1 was primarily the result of a $10 increase related to long-term debt recognized on certain sale-leaseback transactions, partially offset by a $4 decrease from adjustments to the timing of the recognition of costs associated with sales of receivables and customer financing.

Income taxes and minority interests

Income tax benefit and minority interests were also adjusted as part of the Second Restatement. The adjustment to income tax benefit, substantially all as a result of the Second Restatement adjustments, was an increase of $16 and a decrease of $400 for the years ended December 31, 2002 and 2001, respectively. In addition to the reclassifications noted below, the adjustment to minority interests as a result of the Second Restatement adjustments was an increase of $31 and a decrease of $12 for the years ended December 31, 2002 and 2001, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statements of operations. The reclassifications were made for royalty expense, (gain) loss on sale of businesses and assets, minority interest — net of tax (now reported separately), and other items including certain functional spending and specific expenses. The amounts that were reclassified for the years ended December 31 are detailed below:

	Royalty	Disposal	Minority
	expense	of assets	interests	Other	Total

2002 Reclassifications
Cost of revenues	$49	$7	$–	$(10)	$46
Selling, general and administrative expense	–	–	–	32	32
Research and development expense	–	–	–	(22)	(22)
(Gain) loss on sale of businesses and assets	–	38	–	–	38
Other expense	(49)	(45)	1	–	(93)
Minority interests — net of tax	–	–	(1)	–	(1)

Net impact of reclassifications	$–	$–	$–	$–	$–

2001 Reclassifications
Cost of revenues	$59	$(20)	$–	$1	$40
Selling, general and administrative expense	–	–	–	4	4
Research and development expense	–	–	–	(5)	(5)
(Gain) loss on sale of businesses and assets	–	29	–	–	29
Other expense	(59)	(9)	5	–	(63)
Minority interests — net of tax	–	–	(5)	–	(5)

Net impact of reclassifications	$–	$–	$–	$–	$–

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. Nortel Networks concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of all of these changes was an increase of $122 and a decrease of $493 to net loss from discontinued operations — net of tax for the years ended December 31, 2002 and 2001, respectively, as follows:

	2002	2001

Decrease to net loss on disposal of operations
Items that should have been charged to continuing operations	$–	$520
Overstatement of accruals	–	438
Investment impairments	–	41
Tax effect on the above	–	(261)

Decrease to net loss on disposal of operations — net of tax	–	738
Other adjustments	(122)	(245)

Decrease (increase) to the net loss from discontinued operations — net of tax	$(122)	$493

Decrease to net loss on disposal of operations — net of tax

The components of the decrease to the initial loss on disposal of operations recorded in the second quarter of 2001 were as follows:

•	a $520 decrease for contingent liabilities and customer financing provisions that should have been charged to continuing operations rather than discontinued operations;

•	a $438 decrease to accruals for contingent liabilities and for other contingencies that did not meet the definition of a liability under SFAS No. 5, “Accounting for Contingencies”, when initially recorded;

•	a $41 decrease for investment impairments that should have been charged to the net loss from discontinued operations rather than the net loss on disposal of operations; and

•	the tax effect on the above of $261.

Other adjustments

In periods subsequent to the second quarter of 2001, adjustments were necessary to record gains and losses from the reassessment of the remaining discontinued operations provisions in net earnings (loss) from discontinued operations, in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). These adjustments, which included gains and losses arising from divestitures of the access solutions assets were previously recorded as an increase or decrease to the estimated remaining provisions for discontinued operations on the consolidated balance sheets. In the Second Restatement, these adjustments were appropriately recorded in net earnings (loss) from discontinued operations — net of tax in the period they occurred.

For the year ended December 31, 2002, these adjustments increased the net loss from discontinued operations by approximately $122. This consisted primarily of $206 for additional customer financing provisions, partially offset by the release of $51 due to changes in estimates for other provisions, and an increase to the income tax recovery of $16.

For the balance of the year ended December 31, 2001, the adjustments increased the net loss from discontinued operations by approximately $245. This consisted primarily of $260 for additional provisions related to the discontinued operations, and $126 for equity losses and impairment charges on investments, partially offset by $104 due to the reversal of a provision originally recorded in error related to an investment interest, $16 for contingent liabilities that should have been charged to continuing operations, and $15 for gross margin impacts resulting from revenue recognition adjustments as detailed above.

Balance sheet

The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated balance sheet as of December 31, 2002. The impact on inventories — net and various liabilities, including deferred revenue, was primarily due to the adjustments to revenues and cost of revenues described above. The adjustments to plant and equipment — net and long-term debt primarily related to corrections to the accounting for certain sale-leaseback transactions. In addition, there were reclassifications resulting from the restatement adjustments and to conform to the 2003 presentation in the consolidated balance sheet.

Consolidated Balance Sheet as of December 31, 2002

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$3,743	$(1)	$3,742
Restricted cash and cash equivalents	249	–	249
Accounts receivable — net	2,247	35	2,282
Inventories — net	986	520	1,506
Income taxes recoverable	58	55	113
Deferred income taxes — net	793	–	793
Other current assets	668	(32)	636

Total current assets	8,744	577	9,321

Investments	248	(11)	237
Plant and equipment — net	1,464	225	1,689
Goodwill	2,021	(2)	2,019
Intangible assets — net	41	–	41
Deferred income taxes — net	2,653	4	2,657
Other assets	725	25	750

Total assets	$15,896	$818	$16,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$30	$–	$30
Trade and other accounts payable	899	(97)	802
Payroll and benefit-related liabilities	499	(15)	484
Contractual liabilities	1,213	(320)	893
Restructuring	537	(38)	499
Other accrued liabilities	2,894	321	3,215
Long-term debt due within one year	233	10	243

Total current liabilities	6,305	(139)	6,166

Long-term debt	1,949	211	2,160
Deferred income taxes — net	366	(9)	357
Other liabilities	2,321	436	2,757

Total liabilities	10,941	499	11,440

Minority interests in subsidiary companies	129	(35)	94

SHAREHOLDERS’ EQUITY
Preferred shares, without par value	536	–	536
Common shares, without par value	1,211	–	1,211
Additional paid-in capital	22,004	3	22,007
Accumulated deficit	(17,607)	(26)	(17,633)
Accumulated other comprehensive loss	(1,318)	377	(941)

Total shareholders’ equity	4,826	354	5,180

Total liabilities and shareholders’ equity	$15,896	$818	$16,714

4.	Accounting changes

(a)	Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires a guarantor to pay a guaranteed party as a result of changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. Guarantees issued prior to January 1, 2003 are not subject to the recognition and measurement provisions, but are subject to expanded disclosure requirements. Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. Effective December 31, 2002, Nortel Networks adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel Networks (see note 13).

(b)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement. Effective January 1, 2003, Nortel Networks adopted the initial recognition and measurement provisions of SFAS 143 and identified certain asset retirement obligations to remediate leased premises and buildings and equipment situated on leased land. The adoption of SFAS 143 resulted in a decrease to net earnings (loss) of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense.

(c)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred, whereas under EITF 94-3, a liability for an exit cost was recognized when an entity committed to an exit plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The effect of SFAS 146 was to change the timing of recognition and the basis for measuring certain liabilities and therefore created valuation differences between SFAS 146 and EITF 94-3. Exit and disposal activities initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks adopted the requirements of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on Nortel Networks results of operations and financial condition.

(d)	Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’” (“FIN 46”). FIN 46 clarifies the application of consolidation guidance to those entities defined as VIEs (which includes, but is not limited to special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB Interpretation No. 46”, deferring the effective date for applying the provisions of FIN 46 for VIEs created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. While the criteria for deferral were met, Nortel Networks elected early application of FIN 46.

Effective July 1, 2003, Nortel Networks prospectively began consolidating two VIEs for which Nortel Networks was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel Networks retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, in two lease financing transactions, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. As of December 31, 2003, Nortel Networks consolidated balance sheet included $184 of long-term debt (see note 11) and $183 of plant and equipment — net (see note 5) related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel Networks involvement with these VIEs.

In December 2003, the FASB issued FIN 46R which amends and supercedes the original FIN 46. Effective December 2003, Nortel Networks adopted FIN 46R. Any impacts of applying FIN 46R to an entity to which FIN 46 had previously been applied are considered immaterial to Nortel Networks results of operations and financial condition and Nortel Networks accounting treatment of VIEs.

Nortel Networks has conducted certain receivable sales with multi-seller conduits. As well, Nortel Networks has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in associated companies and joint ventures, customer financing arrangements, guarantees and indemnification arrangements, certain leasing arrangements and certain compensation arrangements. As of December 31, 2003, none of these interests or arrangements met the requirements for consolidation under FIN 46R.

(e)	Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable non-controlling interests, and requires that those instruments be classified as liabilities on the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FSP FAS 150-3”), which deferred indefinitely the effective date for applying the specific provisions within SFAS 150 related to the classification and measurement of mandatorily redeemable non-controlling interests.

As of December 31, 2003, Nortel Networks continued to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interest included in the consolidated balance sheet related to these entities as of December 31, 2003 was $45. Nortel Networks has not yet determined the fair value of this minority interest as of December 31, 2003. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel Networks results of operations and financial condition.

(f)	Accounting for revenue arrangements with multiple deliverables

In November 2002, the EITF reached a consensus on EITF 00-21. In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. Nortel Networks adopted the requirements of EITF 00-21 on a prospective basis effective July 1, 2003. On October 1, 2003, Nortel Networks has also adopted related interpretive guidance contained in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-5”), which addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The adoption of EITF 00-21 and EITF 03-5 did not have a material impact on Nortel Networks results of operations and financial condition.

(g)	Amendment of SFAS 133 on derivative instruments and hedging activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133; clarifies when a derivative contains a financing component; amends the definition of an “underlying” to conform it to the language used in FIN 45; and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

The provisions of SFAS 149 that relate to guidance in SFAS 133 that have been effective for fiscal quarters which began prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist are applied to both existing contracts as well as new contracts entered into after June 30, 2003.

Effective July 1, 2003, Nortel Networks applied the requirements of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Nortel Networks results of operations and financial condition.

(h)	Determining whether an arrangement contains a lease

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases”. The guidance in EITF 01-8 is based on whether the arrangement conveys to the purchaser (or the lessee) the right to use or control the use of a specific asset, and is effective for Nortel Networks for arrangements entered into or modified after June 30, 2003. As of December 31, 2003, Nortel Networks recorded embedded lease assets and liabilities of $2 included in each of plant and equipment — net (see note 5) and long-term debt (see note 11), respectively. The impact of EITF 01-8 on Nortel Networks future results of operations and financial condition will depend on the terms contained in contracts signed or contracts amended in the future.

(i)	Pensions and other post-retirement benefits

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”). SFAS 132R is a replacement of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”). It is effective for fiscal years ended after December 15, 2003 and the applicable current year requirements have been applied in the presentation of the consolidated financial statements. SFAS 132R requires additional disclosures regarding defined benefit pension plan and other post-retirement benefit plan assets, obligations, cash flows and net cost as well as retaining a number of disclosures required by SFAS 132.

(j)	Stock-based compensation

In December 2002, the FASB issued SFAS 148, which amended the transitional provisions of SFAS 123 for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003, Nortel Networks elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003 (see note 2(u)).

(k)	Accounting for goodwill and other intangible assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations and amortization of intangibles with an indefinite life, ceased upon adoption of SFAS 142. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. Nortel Networks adopted the provisions of SFAS 142 effective January 1, 2002.

The following table presents the impact on net earnings (loss) for the year ended December 31, 2001 from both continuing and discontinued operations of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2001:

2001

Reported results:
Net earnings (loss) from continuing operations	$(11,006)
Net earnings (loss) from discontinued operations — net of tax	(2,031)
Cumulative effect of accounting change — net of tax	15

Net earnings (loss) — reported	$(13,022)

Adjustments:
Amortization of goodwill from continuing operations — net of tax (a)	$2,090
Amortization of goodwill from discontinued operations	127

Total net adjustments	$2,217

Adjusted results:
Net earnings (loss) from continuing operations	$(8,916)
Net earnings (loss) from discontinued operations — net of tax	(1,904)
Cumulative effect of accounting change — net of tax	15

Net earnings (loss) — adjusted	$(10,805)

(a)	Included goodwill amortization of equity accounted investments of $9 (net of tax of $5).

(l)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addressed financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is applicable to certain long-lived assets, including those reported as discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and APB 30 for the disposal of a segment of a business. Nortel Networks adopted the provisions of SFAS 144 effective January 1, 2002.

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadened the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. During the year ended December 31, 2002, Nortel Networks recorded write downs for plant and equipment of $290 related to long-lived assets held and used, and $38 related to long-lived assets held for sale. See note 7 for further information regarding these write downs.

(m)	Derivative financial instruments

Effective January 1, 2001, Nortel Networks adopted SFAS 133, and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133” (“SFAS 138”). See note 2(t) for further information regarding the accounting for derivatives under SFAS 133.

For the year ended December 31, 2001, the adoption of SFAS 133 resulted in a cumulative decrease in net loss of $15 (net of tax of $9), which has been reported as cumulative effect of accounting changes — net of tax, and a charge to OCI of $7 (net of tax of $4). The decrease in net loss is primarily attributable to embedded derivatives. The charge to OCI is primarily attributable to the effective portion of option and forward contracts related to the Canadian dollar hedge program that are designated as cash flow hedges.

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31 for the consolidated balance sheets and for each of the years ended December 31 for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Selling, general and administrative expense:

Selling, general and administrative (“SG&A”) expense included bad debt recoveries of $179 and expense of $292 and $1,789 in the years ended December 31, 2003, 2002 and 2001, respectively.

Research and development expense:

	2003	2002	2001

R&D expense	$1,965	$2,084	$3,128
R&D costs incurred on behalf of others (a)	72	49	68

Total	$2,037	$2,133	$3,196

(a)	These costs included R&D charged to customers of Nortel Networks pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other income (expense) — net:

	2003	2002	2001

Interest income	$75	$88	$133
Gain(loss)on sale or write down of investments	143	(39)	(368)
Currency exchange gains (losses)	83	(84)	(161)
Other-net	132	7	(123)

Other income (expense)-net	$433	$(28)	$(519)

During the year ended December 31, 2003, reversals of provisions of $87 relating to a customer bankruptcy settlement reduced cost of revenues and SG&A expense by $53 and $4, respectively, and increased other income (expense) — net by $30.

Consolidated balance sheets

Accounts receivable — net:

	2003	2002

Trade receivables	$2,271	$1,917
Contracts in process	582	867

	2,853	2,784

Less: provision for doubtful accounts	(194)	(502)

Accounts receivable — net	$2,659	$2,282

Inventories — net:

	2003	2002

Raw materials	$249	$339
Work in process	172	256
Finished goods	769	911

Inventories — net(a)	$1,190	$1,506

(a)	Net of inventory provisions of $1,226 and $1,180 as of December 31, 2003 and 2002, respectively. Other reserves for claims related to contract manufacturers and suppliers of $120 and $171 as of December 31, 2003 and 2002, respectively, were included in other accrued liabilities. These accruals were related to cancellation charges, contracted-for inventory in excess of future demand and the settlement of certain other claims.

Other current assets:

	2003	2002

Prepaid expenses	$176	$161
Current assets of discontinued operations(a)	28	198
Other	110	277

Other current assets	$314	$636

(a)	See note 19 for additional information.

Plant and equipment — net:

	2003	2002

Cost:
Land	$63	$63
Buildings	1,483	1,427
Machinery and equipment	2,705	3,401

	4,251	4,891

Less accumulated depreciation:
Buildings	(457)	(526)
Machinery and equipment	(2,140)	(2,676)

	(2,597)	(3,202)

Plant and equipment — net(a) (b) (c)	$1,654	$1,689

(a)	Included assets held for sale with a carrying value of $30 and $73 as of December 31, 2003 and 2002, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel Networks expects to dispose of all of these facilities by mid-2005.
(b)	Included VIE assets consolidated prospectively, as required by FIN 46R, of $183 as of December 31, 2003 (see note 4(d)).
(c)	Included embedded leases recorded prospectively, as required by EITF 01-8, of $2 as of December 31, 2003 (see note 4(h)).

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as of December 31, 2001	$21	$1,521	$481	$258	$–	$2,281
Change:
Impairment	–	–	–	(264)	–	(264)
Foreign exchange	–	(2)	(2)	6	–	2

Balance — net as of December 31, 2002	21	1,519	479	–	–	2,019
Change:
Additions(a)	13	31	43	9	–	96
Foreign exchange	1	5	4	–	–	10

Balance — net as of December 31, 2003	$35	$1,555	$526	$9	$–	$2,125

(a)	See note 10 for additional information.

During the year ended December 31, 2003, Nortel Networks performed its annual goodwill impairment test and concluded that there was no impairment. During the three months ended September 30, 2002, an impairment test was performed on goodwill in accordance with SFAS 142 for all reporting units due to a significant adverse change in the business climate and taking into consideration Nortel Networks market capitalization at the end of the third quarter of 2002. All of Nortel Networks reporting units had fair values in excess of their carrying values with the exception of Optical Networks. As a result of the impairment test, Nortel Networks recorded a write down of goodwill of $264 within the Optical Networks segment during the year ended December 31, 2002.

Intangible assets — net:

	2003	2002

Other intangible assets(a)	$45	$–
Pension intangible assets(b)	41	41

Intangible assets — net(a)	$86	$41

(a)	Other intangible assets are being amortized over a ten year period ending in 2013. Amortization expense for the next five years commencing in 2004 is expected to be $9, $6, $5, $5 and $4, respectively. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.
(b)	Pension intangible assets were recorded as required by SFAS No. 87, “Employers’ Accounting for Pensions”. Amounts are not amortized but are adjusted as part of the annual minimum pension liability assessment.

Other accrued liabilities:

	2003	2002

Outsourcing and selling, general and administrative related	$298	$481
Customer deposits	73	68
Product related	120	171
Warranty	382	404
Deferred income	761	1,108
Miscellaneous taxes	75	70
Income taxes payable	110	150
Current liabilities of discontinued operations	6	63
Interest payable	37	42
Advance billings in excess of revenues recognized to date on long-term contracts	509	394
Other	96	264

Other accrued liabilities	$2,467	$3,215

Other liabilities:

	2003	2002

Pension, post-employment and post-retirement benefits liabilities	$1,973	$1,645
Long-term provisions	971	1,112

Other liabilities	$2,944	$2,757

Consolidated statements of cash flows

Change in operating assets and liabilities:

	2003	2002	2001

Restricted cash and cash equivalents	$200	$(231)	$–
Accounts receivable	(302)	937	5,513
Inventories	437	845	2,747
Income taxes	25	1,249	(953)
Restructuring	(551)	(1,084)	(1,110)
Accounts payable and accrued liabilities	(479)	(1,591)	(613)
Other operating assets and liabilities	449	494	1,459

Change in operating assets and liabilities	$(221)	$619	$7,043

Cash and cash equivalents at end of year:

	2003	2002	2001

Cash on hand and balances with banks	$729	$902	$1,264
Short-term investments	3,199	2,840	2,153

Cash and cash equivalents at end of year	$3,928	$3,742	$3,417

Acquisitions of investments and businesses — net of cash acquired:

	2003	2002	2001

Cash acquired	$(12)	$–	$–
Total net assets acquired other than cash	(163)	(29)	(89)

Total purchase price	(175)	(29)	(89)
Less:
Cash acquired	12	–	–
Non-cash consideration paid other than common share options and contingent consideration	105	–	–

Acquisitions of investments and businesses — net of cash acquired	$(58)	$(29)	$(89)

Interest and taxes paid (recovered):

	2003	2002	2001

Cash interest paid	$110	$201	$252
Cash taxes paid (recovered) — net(a)	$2	$(1,218)	$18

(a)	During the year ended December 31, 2003, Nortel Networks paid Canadian tax on preferred dividends of $11. This amount is included in the $35 of dividends on preferred shares in the consolidated statement of cash flows.

Receivables sales:

	2003	2002	2001

Proceeds from new securitizations	$651	$562	$789
Proceeds from collections reinvested in revolving period securitizations	$52	$276	$688

6.	Segment information

General description

During 2003 and up to September 30, 2004, Nortel Networks operations were organized around four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. Wireless Networks included network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks and related professional services. Enterprise Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by enterprise customers. Wireline Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by service provider customers. Optical Networks included metropolitan, regional and long-haul optical transport and switching solutions and managed broadband services and related professional services for both service provider and enterprise customers.

“Other” represented miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments. As described in note 19, Nortel Networks access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate business activity within “other”. The data below excludes amounts related to the access solutions operations.

Effective October 1, 2004, a new streamlined organizational structure was established that involved, among other things, combining the businesses of Nortel Networks four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Nortel Networks is reviewing the impact of these changes on its reportable segments.

Nortel Networks president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from the Nortel Networks management reporting system. In 2003, Nortel Networks reported that the primary financial measure used by the former chief operating decision maker in assessing performance and allocating resources to the segments was contribution margin, a measure that was comprised of gross profit less SG&A expense. In April 2004, Nortel Networks and NNC’s board of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes contribution margin, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. As a result of the change in Nortel Networks primary financial measure used to assess the performance of the segments during the period in which Nortel Networks financial reports as described in note 22 have been delayed, and because both contribution margin and Management EBT were available to the former chief operating decision maker during 2003, Nortel Networks has determined that it is appropriate to disclose both contribution margin and Management EBT for the periods presented.

Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel Networks corporate compliance and other non-operational activities and are included in “other”. In addition, the CEO does not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

Segments

The following tables set forth information by segment for the years ended December 31:

	2003	2002	2001

Revenues
Wireless Networks	$4,389	$4,161	$5,699
Enterprise Networks	2,589	2,415	3,143
Wireline Networks	2,005	2,572	4,327
Optical Networks	1,179	1,815	5,014
Other	31	31	580

Total	$10,193	$10,994	$18,763

Contribution margin
Wireless Networks	$1,573	$1,104	$515
Enterprise Networks	574	314	284
Wireline Networks	612	740	614
Optical Networks	–	(743)	(1,458)
Other	(358)	(92)	(1,713)

Total	$2,401	$1,323	$(1,758)

Management EBT
Wireless Networks	$695	$256	$(456)
Enterprise Networks	317	54	(79)
Wireline Networks	170	185	(199)
Optical Networks	(258)	(1,227)	(2,352)
Other	(243)	(232)	(2,760)

Total	681	(964)	(5,846)

In-process research and development expense	–	–	–
Amortization of acquired technology and other	(3)	(19)	(574)
Amortization of goodwill	–	–	(2,081)
Deferred stock option compensation	–	–	–
Special charges	(285)	(1,622)	(5,178)
Gain (loss) on sale of businesses and assets	4	4	100
Income tax benefit (expense)	33	438	2,573

Net earnings (loss) from continuing operations	$430	$(2,163)	$(11,006)

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2003	2002	2001

Wireless solutions	$4,389	$4,161	$5,699
Circuit and packet voice solutions	3,044	3,193	5,224
Optical solutions	1,413	1,992	5,373
Data networking and security solutions	1,316	1,617	1,887
Other	31	31	580

Total	$10,193	$10,994	$18,763

During the years ended December 31, 2003, 2002 and 2001, no customers had revenues greater than 10 percent of consolidated revenues.

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2003	2002	2001

U.S.	$5,424	$5,809	$10,059
Europe, Middle East and Africa (“EMEA”)	2,366	2,500	4,352
Canada	587	648	1,078
Other regions(a)	1,816	2,037	3,274

Total	$10,193	$10,994	$18,763

(a)	The Asia Pacific and CALA regions.

Long-lived assets

The following table sets forth long-lived assets representing plant and equipment — net, goodwill and other intangible assets — net by geographic region as of December 31:

	2003	2002

U.S.	$2,466	$2,453
EMEA	616	506
Canada	683	646
Other regions	100	144

Total	$3,865	$3,749

7.	Special charges

During 2003, Nortel Networks continued to implement its restructuring work plan initiated in 2001. In addition, as described below, certain exit activities were initiated in 2003.

Special charges recorded from January 1, 2001 to December 31, 2003 were as follows:

		Contract			Intangible
		settlement	Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

Provision balance as of January 1, 2001	$45	$–	$–	$–	$–	$45
Goodwill impairment	–	–	–	–	2,239	2,239
Other special charges	1,156	897	969	39	–	3,061
Revisions to prior accruals	45	(106)	(59)	(2)	–	(122)
Cash drawdowns	(992)	(110)	–	(8)	–	(1,110)
Non-cash drawdowns	14	–	(910)	–	(2,239)	(3,135)
Foreign exchange and other adjustments	11	(4)	–	–	–	7

Provision balance as of December 31, 2001	$279	$677	$–	$29	$–	$985

Goodwill impairment	–	–	–	–	264	264
Other special charges	928	210	383	–	–	1,521
Revisions to prior accruals	(126)	18	(55)	–	–	(163)
Cash drawdowns	(778)	(286)	–	(20)	–	(1,084)
Non-cash drawdowns	(100)	–	(328)	–	(264)	(692)
Foreign exchange and other adjustments	1	1	–	–	–	2

Provision balance as of December 31, 2002(a)	$204	$620	$–	$9	$–	$833

Other special charges	198	63	74	–	–	335
Revisions to prior accruals	(42)	20	(28)	–	–	(50)
Cash drawdowns	(267)	(275)	–	(9)	–	(551)
Non-cash drawdowns	(41)	–	(46)	–	–	(87)
Foreign exchange and other adjustments	12	27	–	–	–	39

Provision balance as of December 31, 2003(a)	$64	$455	$–	$–	$–	$519

(a)	As of December 31, 2003 and 2002, the short-term provision balance was $205 and $499, respectively, and the long-term provision balance was $314 and $334, respectively, which was included in long-term provisions, as a component of other liabilities.

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications by period:
During 2001	13,800	21,700	35,500
During 2002	3,300	8,800	12,100
During 2003	400	1,300	1,700

RFT employee notifications for the year ended December 31, 2003	17,500	31,800	49,300

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Year ended December 31, 2003

For the year ended December 31, 2003, Nortel Networks recorded total special charges of $285, which was net of revisions of $50 related to prior accruals.

Workforce reduction charges of $198 were related to severance and benefit costs associated with approximately 1,700 employees notified of termination. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. Offsetting these charges were revisions to prior accruals of $42 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During 2003, the workforce reduction provision balance was drawn down by cash payments of $267 and by a non-cash pension settlement loss of $41. The remaining provision is expected to be substantially drawn down by the end of 2004.

Contract settlement and lease costs of $63 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were identified as no longer required across all segments. These lease costs, net of anticipated sublease income, included non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties. In addition to these charges were revisions to prior accruals of $20 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of $275. The remaining provision, net of approximately $317 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Included in the above contract settlement and lease costs and net revisions to prior accruals were charges related to activities initiated by Nortel Networks in 2003 to exit certain leased facilities and leases for assets no longer used, across all segments. The table below summarizes the total costs estimated to be incurred as a result of these activities which have met the criteria described in SFAS 146, the balance of these accrued expenses as of December 31, 2003 and the movement in these accruals. These costs have been valued using the estimated fair value method prescribed under SFAS 146. Nortel Networks expects to have completed these activities by mid-2022, based on existing lease terms.

	Accrued	Costs	Payments	Adjustments	Accrued
	balance as	incurred	made	made	balance as
	of January	during	during	during	of December
	1, 2003	2003	2003	2003	31, 2003

Lease costs(a)	$–	$50	$(8)	$(6)	$36

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $62.

Plant and equipment charges of $74 were largely related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment held for sale. Offsetting these charges were revisions of $28 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks recorded total special charges of $1,622, which were net of revisions of $163 related to prior accruals.

Workforce reduction charges of $928 were related to severance and benefit costs associated with approximately 12,100 employees notified of termination. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. Offsetting these charges were revisions to prior accruals of $126 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. Workforce reduction charges included $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $778 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision.

Contract settlement and lease costs of $210 consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased manufacturing equipment that were no longer required, across all segments. In addition to these charges were revisions to prior accruals of $18 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During the year ended December 31, 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of $286. The remaining provision balance was net of approximately $402 in estimated sublease income.

Plant and equipment charges of $383 were related to current period write downs to fair value less costs to sell for various owned facilities and plant and manufacturing related equipment. These charges for facilities and equipment included $266 related to specialized plant infrastructure and equipment within Optical Networks with the remaining charges for facilities and equipment arising across all segments. Fair value was determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risks involved. Offsetting these charges were revisions of $55 to prior write downs of assets held for sale related primarily to additional proceeds from disposals of equipment from Optical Networks and other segments in excess of amounts previously expected and adjustments to original plans or estimated amounts for certain facility closures across all segments.

Within Optical Networks, Nortel Networks performed assessments of certain plant and equipment due to the then current market conditions and the delay in the anticipated recovery of that segment and concluded that the assets’ carrying values were not fully recoverable from estimated future cash flows. As a result, Nortel Networks recorded a charge to income of $266 to write down the value of this equipment to its fair value less costs to sell. Included in the $266 write down was $34 related to equipment held for sale, which was part of the Bookham Technology plc (“Bookham”) transaction (see note 10).

Goodwill impairment charges were $264. As a result of the continued decline during 2002, in both Nortel Networks overall market value generally and within Optical Networks specifically, Nortel Networks as part of its review of financial results during the year ended December 31, 2002, evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. As a result, Nortel Networks recorded a goodwill impairment charge of $264. Fair value was estimated using the then expected present value of discounted future cash flows of the businesses within Optical Networks. The discount rate used ranged from 12 to 16 percent and the terminal values were estimated based on terminal growth rates ranging from 3 to 5 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks recorded total special charges of $5,178, which were net of revisions of $122 related to prior accruals.

Workforce reduction charges of $1,156 were related to the cost of severance and benefits associated with approximately 35,500 employees notified of termination. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. In addition to these charges were revisions to prior accruals of $45 which were primarily related to termination benefits where actual costs were higher than the estimated amounts across all segments. During the year ended December 31, 2001, the workforce reduction provision balance was drawn down by cash payments of $992 and offset by $14 of non-cash pension settlement and curtailment costs attributable to the notified employee group charged against the provision.

Contract settlement and lease costs of $897 related to negotiated settlements to cancel or renegotiate contracts and net lease charges related to a number of leased facilities (comprised of office, warehouse and manufacturing space) and leased manufacturing equipment that were no longer required, across all segments. Offsetting these charges were revisions to prior accruals of $106 primarily related to contract settlement costs which were lower than the estimated amounts across all segments. During the year ended December 31, 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of $110. The remaining provision balance was net of approximately $496 in estimated sublease revenues.

Plant and equipment charges of $969 included write downs of $167 for owned facilities, $435 for leasehold improvements and certain information technology equipment associated with the exiting of leased and owned facilities and $367 for certain plant and manufacturing related equipment. Owned facility write downs of $167 included $76 for specific owned facilities across all segments primarily within the U.S., Canada and EMEA and $91 for a specialized manufacturing facility in the U.S. within Optical Networks. The carrying values of the above owned facilities have been reflected at their net realizable value based on market assessments for general purpose facilities. Offsetting these charges were revisions of $59 to prior write downs resulting primarily from adjustments to original plans or estimated amounts for certain facility closures. These revisions related primarily to global operations and Optical Networks.

Plant and manufacturing related equipment write downs of $367 included $103 for equipment within global operations, and $264 for specialized plant infrastructure and equipment within Optical Networks.

Goodwill and other intangible assets impairment charges totaled $2,239 during the year ended December 31, 2001. In addition to the charge of $2,133 described below, this amount included a goodwill impairment charge of $106 related to the remaining net book value of goodwill associated with the prior acquisitions of MICOM Communications, Corp. and Dimension Enterprises, Inc. (“Dimension”). As part of Nortel Networks work plan to streamline its business, the decision was made to exit all technologies and consulting services related to these prior acquisitions. The results related to these prior acquisitions were not material to the business, results of operations and financial condition of Nortel Networks.

Nortel Networks, as part of its review of financial results during the year ended December 31, 2001, performed an assessment of the carrying values of intangible assets recorded in connection with its various acquisitions. The assessment during that period was performed in light of the then significant negative industry and economic trends impacting Nortel Networks operations and expected future growth rates, and the adjustment of technology valuations. The conclusion of the assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary. As a result, Nortel Networks recorded a $2,133 impairment of goodwill and other intangible assets based on the amount by which the carrying amount of these assets exceeded their fair value. The impairment was primarily related to the goodwill within Enterprise Networks, Optical Networks and Other and was associated with the acquisitions of Qtera Corporation, Photonic Technologies, Inc. (“Photonic”) and Clarify Inc. (“Clarify”).

Fair value was determined based on discounted future cash flows for the businesses that had separately distinguishable goodwill and intangible asset balances and whose operations had not yet been fully integrated into Nortel Networks. The cash flow periods used were five years, the discount rate used was 20 percent and the terminal values were estimated based upon terminal growth rates ranging from 5 to 11 percent reflecting management’s best estimates at the time. The discount rate was based upon Nortel Networks weighted-average cost of capital as adjusted for the risks associated with the operations.

8.	Income taxes

As of December 31, 2003, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,576, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), Nortel Networks reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carryforward periods of the significant tax assets, Nortel Networks history of generating taxable income in its material tax jurisdictions and Nortel Networks cumulative consolidated loss position.

Based on this review, Nortel Networks concluded that the valuation allowance as of December 31, 2003 was appropriate. Further, Nortel Networks determined that it was more likely than not that the remaining deferred tax assets would be realized. If market conditions deteriorate or future results of operations are less than expected, an additional tax valuation allowance may be required for all or a portion of Nortel Networks deferred tax assets.

Nortel Networks is subject to ongoing examinations by certain taxation authorities of the jurisdictions in which it operates. Nortel Networks regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Nortel Networks believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing examination.

Nortel Networks had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel Networks filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration. Nortel Networks has applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, Nortel Networks has requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. Nortel Networks has provided for any taxes and interest that would be due as a result of retroactive application of the APAs.

Although the outcome of the APA applications are uncertain, Nortel Networks does not believe the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel Networks consolidated financial position, results of operations or cash flows.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2003	2002	2001

Income taxes at Canadian rates (2003 — 35.8%, 2002 — 39.4%, 2001 — 40.8%)	$(165)	$1,031	$5,476
Reduction of Canadian taxes applicable to manufacturing profits	–	(55)	(64)
Difference between Canadian rate and rates applicable to subsidiaries in the U.S. and other jurisdictions	(25)	(30)	(689)
Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	–	2	(31)
Non-deductible amortization of acquired intangibles and IPR&D expense	–	(90)	(1,749)
Foreign operation tax credit	–	–	979
Valuation allowances on tax benefits	19	(724)	(1,322)
Utilization of losses	86	65	22
Other	118	239	(49)

Income tax benefit (expense)	$33	$438	$2,573

Details of Nortel Networks income (loss):
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sale of businesses and assets	$(82)	$(1,050)	$(3,150)
U.S. and other, excluding gain (loss) on sale of businesses and assets	539	(1,570)	(10,372)
Gain (loss) on sale of businesses and assets	4	4	100

	$461	$(2,616)	$(13,422)

Income tax benefit (expense):
Canadian, excluding gain (loss) on sale of businesses and assets	$184	$121	$323
U.S. and other, excluding gain (loss) on sale of businesses and assets	(151)	318	2,326
Gain (loss) on sale of businesses and assets	–	(1)	(76)

	$33	$438	$2,573

Income tax benefit (expense):
Current	$25	$33	$1,234
Deferred	8	405	1,339

Income tax benefit (expense)	$33	$438	$2,573

The following table shows the significant components included in deferred income taxes as of December 31:

Deferred income taxes

	2003	2002

Assets:
Tax benefit of loss carryforwards and tax credits	$5,428	$4,451
Provisions and reserves	711	1,718
Post-retirement benefits other than pensions	234	104
Plant and equipment	122	72
Pension plan liabilities	433	285
Deferred compensation	277	32
Unrealized losses on investments	–	3
Other	–	2

	7,205	6,667
Valuation allowance	(3,108)	(2,840)

	4,097	3,827

Liabilities:
Acquired technology	–	–
Provisions and reserves	341	679
Plant and equipment	48	6
Other	132	49

	521	734

Net deferred income tax assets	$3,576	$3,093

Subsequent to 2003, Nortel Networks determined that it expects to settle certain income tax matters which will result in a reduction of its provisions and reserves liability along with an offsetting reduction in its tax benefit of loss carryforwards and tax credits of approximately $140. The balance of the provisions and reserves liability relates to certain tax credit and transfer pricing matters, including the retroactive application of the APA.

Nortel Networks has not provided for foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of foreign subsidiaries since Nortel Networks does not currently expect to repatriate these earnings. It is not practical to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

As of December 31, 2003, Nortel Networks had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	operating	Capital	Tax
	losses	losses(a)	credits(b)	Total

2004 - 2006	$102	$–	$268	$370
2007 - 2009	629	–	319	948
2010 - 2016	1,697	68	550	2,315
2017 - 2023	2,950	–	243	3,193
Indefinitely	1,783	4,426	23	6,232

	$7,161	$4,494	$1,403	$13,058

(a)	The capital losses related primarily to the U.K. and may only be used to offset future capital gains. Nortel Networks has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $41, $76 and $154 have been applied against the income tax provision in 2003, 2002 and 2001, respectively. Unused tax credits can be utilized to offset future income taxes payable primarily in Canada.

9.	Employee benefit plans

Nortel Networks maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel Networks has four kinds of capital accumulation and retirement programs: balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”) available to substantially all of its North American employees; flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K.; and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these four kinds of programs represent Nortel Networks major retirement programs and may be available to employees in combination and/or as options within a program, Nortel Networks also has smaller pension plan arrangements in other countries. Certain of the prior year amounts for 2002 and 2001 have been adjusted to include pension plans not previously presented.

Nortel Networks also provides other benefits, including post-retirement benefits and post-employment benefits. Employees in the Traditional Program are eligible for their existing company sponsored post-retirement benefits or a modified version of these benefits, depending on age or years of service. Employees in the Balanced Program are eligible for post-retirement benefits at reduced company contribution levels, while employees in the Investor Program have access to post-retirement benefits by purchasing a Nortel Networks-sponsored retiree health care plan at their own cost.

Nortel Networks policy is to fund defined benefit pension and other benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 is used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations.

In 2003, the impact of reductions in discount rates and changes in foreign exchange rates more than offset the favorable impacts of strong pension asset returns and the voluntary contributions made by Nortel Networks. As a result, Nortel Networks was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment was to increase accumulated other comprehensive loss (before tax) by $219, increase intangible assets by $1 and increase pension liabilities by $220.

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined benefit plans		Post-retirement benefits
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation — beginning	$6,187	$6,053	$568	$529
Service cost	118	158	9	10
Interest cost	401	402	40	37
Plan participants’ contributions	7	12	3	2
Plan amendments	5	–	–	–
Actuarial loss (gain)	362	(19)	106	20
Divestitures/settlements	(116)	(386)	–	(3)
Benefits paid	(459)	(320)	(37)	(31)
Foreign exchange	850	287	65	4

Benefit obligation — ending	$7,355	$6,187	$754	$568

Change in plan assets:
Fair value of plan assets — beginning	$4,386	$5,009	$41	$41
Actual return on plan assets	626	(270)	3	–
Employer contributions	399	153	31	28
Plan participants’ contributions	7	12	3	2
Divestitures/settlements	(170)	(424)	–	–
Benefits paid	(459)	(320)	(37)	(31)
Foreign exchange	626	226	9	1

Fair value of plan assets — ending	$5,415	$4,386	$50	$41

Unfunded status of the plans	$(1,940)	$(1,801)	$(704)	$(527)
Unrecognized net plan benefits existing at January 1, 1987	(1)	(4)	–	–
Unrecognized prior service cost (credit)	20	20	(29)	(31)
Unrecognized net actuarial losses (gains)	1,664	1,403	119	13
Contributions after measurement date	108	113	3	–

Net amount recognized	$(149)	$(269)	$(611)	$(545)

Amount recognized in the accompanying consolidated balance sheets consist of:
Other liabilities — long-term	$(1,290)	$(1,040)	$(581)	$(516)
Other liabilities — current	(72)	(93)	(30)	(29)
Intangible assets — net	42	41	–	–
Foreign currency translation adjustment	151	22	–	–
Accumulated other comprehensive loss	1,020	801	–	–

Net amount recognized	$(149)	$(269)	$(611)	$(545)

The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2003	2002

Projected benefit obligation	$7,355	$6,187
Accumulated benefit obligation	$6,797	$5,562
Fair value of plan assets	$5,415	$4,386

The following details the net pension expense and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2003	2002	2001

Pension expense:
Service cost	$118	$158	$200
Interest cost	401	402	413
Expected return on plan assets	(395)	(417)	(470)
Amortization of prior service cost	9	7	8
Amortization of net losses (gains)	50	17	(26)
Settlement losses (gains)	48	94	1
Curtailment losses (gains)	–	40	17

Net pension expense	$231	$301	$143

Allocation of net pension expense:
Continuing operations	$231	$301	$141
Discontinued operations	–	–	2

Net pension expense	$231	$301	$143

Weighted-average assumptions used to determine benefit obligations as at December 31:
Discount rate	5.8%	6.3%	6.7%
Rate of compensation increase	3.7%	3.7%	3.7%

Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	6.3%	6.7%	7.0%
Expected rate of return on plan assets	7.8%	7.8%	8.1%
Rate of compensation increase	3.7%	3.7%	4.6%

The following details the amounts included within other comprehensive income (loss) for the year ended December 31:

	Defined benefit plans
	2003	2002

Increase in minimum pension liability included in other comprehensive income (loss)	$219	$690

The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2003	2002	2001

Post-retirement benefit cost:
Service cost	$9	$10	$13
Interest cost	40	37	36
Expected return on plan assets	(3)	(3)	(3)
Amortization	(3)	(3)	(5)
Settlements and curtailments	–	(9)	(21)

Net post-retirement benefit cost	$43	$32	$20

Weighted-average assumptions used to determine benefit obligations as at December 31:
Discount rate	6.0%	6.8%	7.0%

Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	6.8%	7.0%	7.5%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Weighted-average health care cost trend rate	8.5%	8.0%	7.3%
Weighted-average ultimate health care cost trend rate	4.8%	4.7%	5.1%
Year in which ultimate health care cost trend rate will be achieved	2010	2009	2005

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2003	2002	2001

Effect on aggregate of service and interest costs
1% increase	$5	$5	$5
1% decrease	$(4)	$(4)	$(4)
Effect on accumulated post-retirement benefit obligations
1% increase	$66	$57	$56
1% decrease	$(55)	$(46)	$(46)

The target allocation percentages and the year-end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2003		2002
	Target	Actual	Target	Actual

Debt instruments	39%	39%	39%	44%
Equity securities	61%	61%	61%	56%

The primary investment objective of the defined benefit plans is to invest in a cost effective manner which will provide sufficient funding for the liabilities of these plans. The defined benefit plans maintain a long-term perspective in regard to investment philosophy and return expectations which are reflective of the fact that the liabilities of the defined benefit plans mature over an extended period of time. The investments have risk characteristics consistent with underlying defined benefit plan demographics and liquidity requirements, and are consistent and compliant with all regulatory standards.

The primary investment performance objective is to obtain competitive rates of return on investments at or above their assigned benchmarks while minimizing risk and volatility by maintaining an appropriately diversified portfolio. The benchmarks selected are industry-standard and widely-accepted indices.

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are common shares of Nortel Networks Corporation with an aggregate market value of $13 (0.2 percent of total plan assets) and $3 (0.1 percent of total plan assets) as of December 31, 2003 and 2002, respectively.

As a policy, assets within the defined benefit plans are reviewed to the target allocations at least on a quarterly basis and adjustments made as appropriate. The plans commission periodic asset and liability studies to determine the optimal allocation of the portfolio’s assets. These studies consider a variety of the plan characteristics, including membership, benefits, and liquidity needs, and utilize mean-variance analysis of historic and projected investment returns to develop a range of acceptable asset mixes among a variety of asset classes.

To develop the expected long-term rate of return on assets assumption, Nortel Networks considered the weighted-average historical returns and the future expectations for returns for each asset class.

Nortel Networks made cash contributions of approximately $140 in 2004 to the defined benefit plans, which excluded $78 of deferred contributions for 2004 which were made in 2003, and approximately $30 in 2004 to the post-retirement benefit plans.

Under the terms of the Balanced Program, Investor Program and Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel Networks matches a percentage of the employee’s contributions up to a certain limit. The cost of these investment plans was $73, $89 and $139 for the years ended December 31, 2003, 2002 and 2001, respectively.

Under the terms of the Balanced Program and Flexible Benefits Plan, Nortel Networks contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these plan arrangements was $17, $20 and $28 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.	Acquisitions, divestitures and closures

Acquisitions

Nortel Networks Germany and Nortel Networks France

On October 19, 2002, Nortel Networks, through various subsidiaries, entered into a number of put option and call option agreements as well as a share exchange agreement with European Aeronautic Defence and Space Company EADS N.V. (“EADS”), its partner at that time in three European joint ventures. The written options were marked to fair value through the consolidated statements of operations at each period end until they were exercised. At December 31, 2002, Nortel Networks estimated the fair value of the written options to be approximately $81, which was included within other accrued liabilities, and the corresponding loss was recorded in other income (expense) — net during the year ended December 31, 2002. A further mark to fair value adjustment and loss of $18 was recorded during the year ended December 31, 2003. The purchased options and the share exchange were initially recorded at fair value and were assessed for impairment throughout their term until they were exercised or expired. The estimated fair values of the options were based on an estimate of the current fair values of the respective joint ventures using an option-pricing model that is dependent on the assumptions used concerning the amount of volatility and the discount rates that reflect varying degrees of risk.

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

During the three months ended September 30, 2003, Nortel Networks recorded the acquisitions of the minority interests of NNF and NNG based on preliminary valuation estimates totaling $241. The purchase price of $241 included $58 of cash, an in-kind component of approximately $82 representing the return of a loan note that was owed to Nortel Networks by EADS Telecom and the remaining shares of EADS Telecom held by Nortel Networks. The allocation of the purchase price resulted in the elimination of $23 of minority interest, settlement of a net liability of $94 related to the put and call options and an increase of $45 in intangible assets and $79 in goodwill. The intangible assets of $45 related primarily to customer contracts and customer relationships and are being amortized based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows, and were included in intangible assets on the consolidated balance sheet as of December 31, 2003. The sale of Nortel Networks 41 percent interest in EADS Telecom has resulted in the receipt of cash of $12 and a reduction in equity investments of $23. As a result of this transaction, Nortel Networks recognized a gain of $79 which is included in other income (expense) — net for the year ended December 31, 2003. Except as noted below, there was no additional impact on the results of operations and financial condition, as NNF and NNG were already included in the consolidated results.

During the three months ended December 31, 2003, the valuation report for NNF and NNG was completed by a third party appraiser. As a result of the finalization of this valuation, an additional gain of $17 was recorded with a corresponding increase in goodwill on the transaction (see note 5 for goodwill by reportable segment).

Divestitures

Sale of Arris Group, Inc. investment

On November 24, 2003, Nortel Networks sold 9 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $49, which resulted in a gain of $31. Following this transaction, Nortel Networks owned 5 million Arris Group common shares or 6.6 percent of Arris Group outstanding common shares (see note 19).

High speed module operations

On August 10, 2003, Nortel Networks sold certain assets related to its high speed module operations to BreconRidge Manufacturing Solutions Corporation (“BreconRidge”). Nortel Networks received proceeds of $6 in the form of cash and a note receivable. As a result of this transaction, Nortel Networks recorded a loss of $1 during the year ended December 31, 2003. The transaction included a minimum purchase commitment with BreconRidge requiring Nortel Networks to purchase approximately $11 and $33 of products during 2003 and 2004, respectively (see note 14).

Optical components operations

On November 8, 2002, Nortel Networks sold certain plant and equipment, inventory, patents and other intellectual property and trademarks relating to its optical components business to Bookham. Included in the sale was the transfer of Nortel Networks transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel Networks also transferred approximately 1,200 employees to Bookham in the transaction. Nortel Networks received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $10. The transaction included a minimum purchase commitment with Bookham requiring Nortel Networks to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004 (see note 14).

During the three months ended September 30, 2002, Nortel Networks classified the assets sold to Bookham as held for sale and assigned an estimated fair value of $47 to them resulting in a charge of $123 ($89 to cost of revenues and $34 to special charges). A subsequent increase in Bookham’s common share price prior to the November 8, 2002 close date resulted in an increase in the value assigned to the consideration received. As a result, Nortel Networks recorded a gain on sale of businesses and assets of $29 during the year ended December 31, 2002.

As a result of the transaction, Nortel Networks received a 29.8 percent ownership interest in Bookham. Due to restrictions on Nortel Networks ability to vote the common shares, ability to appoint directors to the board or otherwise exercise significant influence over Bookham, the investment has been accounted for using the cost method.

During 2003, Nortel Networks sold 30 million shares of Bookham for cash proceeds of $32 and recorded a gain of $6 which is included in other income (expense) — net for the year ended December 31, 2003. As a result of this transaction, Nortel Networks reduced its ownership interest in Bookham to approximately 14 percent.

Sale of Clarify

On November 28, 2001, Nortel Networks sold substantially all of the assets of its then wholly owned subsidiary, Clarify, including patents, intellectual property and trademarks, to Amdocs Limited for approximately $200 in cash, resulting in a gain of $16.

Closures

As part of its restructuring work plan initiated in 2001, Nortel Networks closed the operations of Photonic and Dimension (see note 7).

As described in note 7, the amount of goodwill and acquired technology associated with a number of Nortel Networks prior acquisitions was written down by $264 and $2,239 during the years ended December 31, 2002 and 2001, respectively.

11.	Long-term debt, credit and support facilities

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2003	2002

6.00% Notes due September 1, 2003	$–	$164
6.125% Notes due February 15, 2006	1,275	1,314
7.40% Notes due June 15, 2006(a)	150	150
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 3.49% for 2003 and 4.60% for 2002	20	88
Fair value adjustment attributable to hedged debt obligations	53	72
Obligations associated with consolidated VIEs(b)	184	–
Obligations under capital leases and sale leasebacks(c)	178	265

	2,210	2,403
Less: Long-term debt due within one year	119	243

Long-term debt	$2,091	$2,160

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of Nortel Networks, and are fully and unconditionally guaranteed by Nortel Networks.
(b)	Represents obligations of certain VIEs consolidated prospectively, as required by FIN 46R, of $184 as of December 31, 2003 (see note 4(d)).
(c)	Included lease obligations recorded prospectively, in accordance with EITF 01-8, of $2 as of December 31, 2003 (see note 4(h)).

As of December 31, 2003, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2004	$119
2005	16
2006	1,492
2007	15
2008	16
Thereafter	552

Total long-term debt payable	$2,210

On February 8, 2001, Nortel Networks completed an offering of $1,500 of 6.125% Notes due on February 15, 2006 (the “6.125% Notes”). The 6.125% Notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. The 6.125% Notes are redeemable, at any time at Nortel Networks option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

During the year ended December 31, 2003, Nortel Networks purchased a portion of its 6.125% Notes with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the year ended December 31, 2003.

During the year ended December 31, 2002, Nortel Networks paid $162 to purchase a portion of its 6.00% Notes due on September 1, 2003 and its 6.125% Notes with carrying values of $36 and $186, respectively. The early extinguishment of debt resulted in a gain of $60 which was included in the consolidated statement of operations within other income (expense) — net for the year ended December 31, 2002.

During the year ended December 31, 2002, Nortel Networks sold an office building for $24 and concurrent with the sale Nortel Networks leased the property back for a period of fifteen years at an average annual rental of $3. The lease is renewable at Nortel Networks option for four additional five year terms. The lease requires that a letter of credit for $1 be provided while Nortel Networks bonds are rated below investment grade. As a result of the letter of credit structure, the transaction has been recorded as a financing transaction rather than a sale, and the building and related accounts will continue to be recognized in the consolidated financial statements.

During the year ended December 31, 2001, Nortel Networks sold an office building for $9 and, concurrent with the sale, Nortel Networks leased the property back for a period of fifteen years at an average annual rental of $1. The lease is renewable at Nortel Networks option for three additional five year terms. The lease requires that Nortel Networks indemnify the landlord against environmental contamination caused by unrelated third parties during the lease term. As a result of the indemnification, the transaction has been recorded as a financing transaction rather than a sale, and the building and related accounts will continue to be recognized in the consolidated financial statements.

During the year ended December 31, 2001, Nortel Networks sold an office building for $137 and, concurrent with the sale, Nortel Networks leased the property back for a period of fifteen years at an average annual rental of $18. The lease is renewable at Nortel Networks option for four additional five year terms. The lease is classified as a capital lease. As such, the transaction has been recorded as a financing transaction rather than a sale, and the building and related accounts will continue to be recognized in the consolidated financial statements.

See note 22 for additional information related to Nortel Networks and NNC’s debt securities.

Credit facilities

As of December 31, 2003 and 2002, Nortel Networks had total unused committed credit facilities of $750 under the Nortel Networks and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities (the “Five Year Facilities”). See note 22 for additional information.

Support facility

On February 14, 2003, Nortel Networks entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). On July 10, 2003, Nortel Networks and EDC amended the terms of the EDC Support Facility by extending the termination date of the facility to December 31, 2005 from June 30, 2004 (see notes 22 and 23).

As of December 31, 2003, the EDC Support Facility provided for up to $750 in support including $300 of committed revolving support for performance bonds or similar instruments, of which $151 was utilized, $150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized, and $300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized (see note 22).

On February 14, 2003, Nortel Networks obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements entered into by Nortel Networks and various of its subsidiaries that pledged substantially all of the assets of Nortel Networks in favor of the banks under the Five Year Facilities and the holders of Nortel Networks and NNC’s public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002 (for additional information relating to the EDC Support Facility and the related security agreements see notes 22 and 23).

12.	Financial instruments and hedging activities

Risk management

Nortel Networks net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel Networks enters into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel Networks does not hold or issue derivative financial instruments for trading purposes.

Foreign currency risk

Nortel Networks enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within the next twelve months, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams expected to occur within the next twelve months. Option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and hedge specific exposures. Option and forward contracts that do not meet the criteria for hedge accounting are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

The following table provides a summary of the total notional amounts of option and forward contracts as of December 31:

Currency	2003 (a)	2002 (b)

Options
Canadian dollar	$37	$52
Forwards
Canadian dollar	375	920
British pound	435	8
Euro	74	555
Other	206	75

	$1,127	$1,610

(a)	All notional amounts of option and forward contracts matured no later than the end of 2004.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2003.

Interest rate risk

Nortel Networks enters into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swap fixed interest rate payments for floating rate payments and certain swaps are designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt are recorded to interest expense within the consolidated statements of operations. These swap contracts have remaining terms to maturity between 2 and 2.5 years.

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the years ended December 31, 2003 and 2002 and were reported within other income (expense) — net in the consolidated statements of operations.

The following table provides a summary of interest rate swap contracts and cross currency coupon swap contracts and their aggregated weighted-average rates as of December 31:

	2003	2002

Interest rate swap contracts:
Received-fixed swaps — notional amount	$875	$975
Average fixed rate received	6.3%	6.3%
Average floating rate paid	2.6%	3.2%
Cross currency coupon swap contracts:
Received-cross currency coupon swaps — notional amount	$–	$224
Average floating rate received (Canadian $)	–	2.9%
Average floating rate paid (U.S. $)	–	1.5%

Equity price risk

Nortel Networks enters into equity forward contracts with terms from eight to fourteen months to hedge the variability in future cash flows associated with certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. These contracts fix the price of Nortel Networks Corporation common shares and are cash settled on maturity to offset changes in the compensation liability based on changes in the share price from the inception of the forward contract. Certain equity forward contracts are designated as cash flow hedges when all criteria for hedge accounting are met and the changes in fair value of the forward contract are recorded in OCI and reclassified to SG&A when the underlying compensation expense is recorded. Other equity forward contracts that are not designated in a hedging relationship and are considered economic hedges of the compensation obligation are carried at fair value with changes in fair value recorded in other income (expense) — net. The total notional amount of these contracts as of December 31, 2003 and 2002 was $47 and $4, respectively, and the average fixed Nortel Networks Corporation common share price was $3.45 and $2.42, respectively. The fair value of these contracts as of December 31, 2003 and 2002 was $10 and $(2), respectively.

Fair value

The estimated fair values approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected: the present value of the expected future cash flows if settlement had taken place on December 31, 2003 and 2002; the fair value of option contracts reflected the cash flows due to or by Nortel Networks if settlement had taken place on December 31, 2003 and 2002; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2003 and 2002. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel Networks could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2003		2002
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial liabilities:
Long-term debt due within one year	$119	$119	$243	$234
Long-term debt	$2,091	$2,102	$2,160	$1,423
Derivative financial instruments net asset (liability) position:
Interest rate swap contracts (a)	$61	$61	$80	$80
Forward and option contracts (b)	$19	$19	$(28)	$(28)
Cross currency coupon swap contracts (a)	$–	$–	$1	$1

(a)	Recorded in other assets.
(b)	Comprised of other assets of $34 and other liabilities of $15 as of December 31, 2003, and other assets of $10 and other liabilities of $38 as of December 31, 2002.

Credit risk

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel Networks. Nortel Networks is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties. Nortel Networks limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel Networks maximum exposure to credit loss in the event of non-performance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value of $95 as of December 31, 2003. Nortel Networks is also exposed to credit risk from customers. However, Nortel Networks global orientation has resulted in a large number of diverse customers which minimizes concentrations of credit risk.

Other derivatives

Nortel Networks may invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed derivative financial instruments under SFAS 133. Such warrants are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel Networks may enter into certain commercial contracts containing derivative financial instruments.

Receivables sales

In 2003, 2002 and 2001, Nortel Networks entered into various agreements to sell certain of its receivables. These receivables were sold at a discount of $20, $25 and $36 from book value for the years ended December 31, 2003, 2002 and 2001, respectively, at annualized discount rates of approximately 2 percent to 6 percent, 3 percent to 5 percent and 5 percent to 8 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of $7, $9 and $7 as of December 31, 2003, 2002 and 2001, respectively.

Under certain agreements, Nortel Networks has continued as servicing agent and/or has provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates as applicable. Generally, trade receivables that are sold do not experience prepayments. Nortel Networks, when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Also, Nortel Networks has not historically experienced significant credit losses with respect to receivables sold with limited recourse and, as such, no liability was recognized.

As of December 31, 2003 and 2002, total accounts receivable securitized and under Nortel Networks management were $359 and $423, respectively.

There is a possibility that the actual performance of receivables or the cost of servicing the receivables will differ from the assumptions used to determine fair values at the transfer date and at each reporting date. Assuming hypothetical, simultaneous, unfavorable variations of up to 20 percent in credit losses, discount rate used and cost of servicing the receivables, the pre-tax impact on the value of the retained interests and servicing assets would not be significant.

13.	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel Networks outstanding guarantees as of December 31, 2003 is provided below:

(a)	Business sale and business combination agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel Networks has typically retained the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Nortel Networks generally indemnifies the purchaser of a Nortel Networks business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel Networks. Some of these types of guarantees have indefinite terms while others have specific terms extending to June 2008.

Nortel Networks also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include indemnities that require Nortel Networks to indemnify counterparties for loss incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combinations and do not provide for any limit on the maximum potential amount.

Nortel Networks is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

In conjunction with the sale of a subsidiary to a third party, Nortel Networks guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel Networks may be required to pay under the volume guarantee as of December 31, 2003 is $8. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of December 31, 2003.

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

The nature of the intellectual property indemnification obligations generally prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel Networks has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of December 31, 2003.

(c)	Lease agreements

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel Networks to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $57 as of December 31, 2003. Nortel Networks generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel Networks has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $8 as of December 31, 2003. Under most such arrangements, the Nortel Networks guarantee is secured, usually by the assets being purchased or financed. A liability of $7 has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees, as of December 31, 2003.

Nortel Networks is a full and unconditional guarantor of NNC’s $1,800 4.25% convertible Senior Notes (“Senior Notes”) due September 1, 2008, in the event that NNC does not make payments for the principal, premium, if any, interest and other amounts, if any, as they are due. The maximum amount that Nortel Networks may be required to pay under this guarantee is $1,800 plus the premium, if any, and interest. No amount has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee.

(e)	Indemnification of banks and agents under credit facilities, EDC Support Facility and security agreements

As of December 31, 2003, Nortel Networks had agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel Networks has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel Networks has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the credit and support facilities, or for as long as the security agreements remain in effect (see notes 11, 22 and 23).

Nortel Networks is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these indemnification guarantees.

Nortel Networks has agreed to indemnify its counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel Networks to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2003, Nortel Networks had approximately $327 of securitized receivables which were subject to repurchase under this provision, in which case Nortel Networks would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amounts by the counterparty.

Nortel Networks is generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel Networks has not made any significant indemnification payments or receivable repurchases under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(f)	Other indemnification agreements

Nortel Networks has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and asset sale agreements (other than the business sale agreements noted above). These indemnification agreements generally require Nortel Networks to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not typically provide for any limit on the maximum potential payment amount.

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

Historically, Nortel Networks has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2003	2002

Balance at the beginning of the year	$404	$461
Payments	(347)	(368)
Warranties issued	337	317
Revisions	(12)	(6)

Balance at the end of the year	$382	$404

14.	Commitments

Bid, performance related and other bonds

Nortel Networks has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel Networks non-performance under the applicable contract. Historically, Nortel Networks has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2003	2002

Bid and performance related bonds (a)	$427	$299
Other bonds (b)	53	136

Total bid, performance related and other bonds	$480	$435

(a)	Net of restricted cash and cash equivalent amounts of $14 and $188 as of December 31, 2003 and 2002, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $31 and $26 as of December 31, 2003 and 2002, respectively.

Customer financing

Pursuant to certain financing agreements, Nortel Networks is committed to provide future financing in connection with purchases of Nortel Networks products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel Networks attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel Networks. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of December 31:

	2003	2002

Drawn and outstanding — gross	$401	$1,120
Provisions for doubtful accounts	(281)	(824)

Drawn and outstanding — net (a)	120	296
Undrawn commitments (b)	180	831

Total customer financing	$300	$1,127

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
(b)	See note 22.

During the year ended December 31, 2003, Nortel Networks recorded net customer financing bad debt recoveries of $113 as a result of settlements and adjustments to other existing provisions. During the year ended December 31, 2002, Nortel Networks recorded net customer financing bad debt expense of $171. The recoveries and expense were included in the consolidated statements of operations within SG&A.

During the year ended December 31, 2003, Nortel Networks entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel Networks received cash consideration of approximately $230 to settle outstanding receivables of approximately $610 (with a net carrying value of $120). Additional non-cash consideration received under one such restructuring agreement included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

During the year ended December 31, 2003, Nortel Networks reduced undrawn customer financing commitments by $651 as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2003, approximately $108 of the $180 in undrawn commitments was not available for funding under the terms of the financing agreements.

Venture capital financing

Nortel Networks has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel Networks to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel Networks had remaining commitments, if requested, of $24 and $30 as of December 31, 2003 and 2002, respectively. These commitments expire at various dates through 2012.

Purchase commitments

Nortel Networks has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel Networks may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

During the third quarter of 2003, Nortel Networks renegotiated a key supply arrangement with a supplier. The renegotiated agreement requires that $2,800 in aggregate purchases with the supplier be made between June 2003 and June 2009. As of December 31, 2003, the remaining purchase commitment under the agreement was $2,300. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum purchase commitment is not met by the end of the agreement in 2009, however, Nortel Networks expects to meet the minimum purchase commitment.

Nortel Networks entered into an arrangement with a minimum purchase commitment of $120 with Bookham. The terms of the commitment require Nortel Networks to purchase $120 of product from Bookham between November 8, 2002 and May 31, 2004. The purchase commitment was fully met by December 31, 2004.

Nortel Networks entered into an arrangement with BreconRidge with purchase commitments of approximately $11 and $33 of products during 2003 and 2004, respectively. The 2003 and 2004 commitments have both been met.

Operating leases and other commitments

As of December 31, 2003, the future minimum payments under operating leases, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement and lease costs and related sublease recoveries (see note 7), consisted of:

	Operating	Outsourcing	Special	Sublease
	leases	contracts	charges	income

2004	$161	$161	$145	$(23)
2005	157	104	95	(29)
2006	144	104	72	(41)
2007	129	104	59	(38)
2008	111	104	49	(33)
Thereafter	650	104	248	(153)

Total future minimum payments	$1,352	$681	$668	$(317)

Rental expense on operating leases for the years ended December 31, 2003, 2002 and 2001, net of applicable sublease income, amounted to $257, $465 and $748, respectively.

During the years ended December 31, 2003 and 2002, Nortel Networks entered into sale leaseback transactions for certain of its properties with carrying values of approximately $17 and $250, respectively, which resulted in a loss on disposal of $6 and $7, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2003, 2002 and 2001 amounted to $308, $364 and $498, respectively, and were for services provided to Nortel Networks primarily related to a portion of information services, payroll, capital services, accounts payable and training and human resource functions. The amount payable under Nortel Networks outsourcing contracts is variable to the extent that Nortel Networks workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

15.	Restricted cash and cash equivalents

As of December 31, 2003 and 2002, approximately $63 and $249, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds as well as for certain normal course of business transactions. The cash and cash equivalents collateral was in addition to the payment of fees and was required as a result of the general economic and industry environment and Nortel Networks credit ratings.

16.	Capital stock

Preferred shares

Nortel Networks Limited is authorized to issue an unlimited number of Class A preferred shares, which rank senior to the Class B preferred shares and the common shares upon a distribution of capital or assets, and an unlimited number of Class B preferred shares, which rank junior to the Class A preferred shares and senior to the common shares upon a distribution of capital or assets, in each case without nominal or par value. Each of the Class A and Class B preferred shares is issuable in one or more series, each series having such rights, restrictions and provisions as determined by the Board of Directors of Nortel Networks at the time of issue. Class A preferred shares have been issued for consideration denominated in Canadian dollars and are presented in U.S. dollars after translation at the exchange rate in effect at the date of original issue. Each series of Class A preferred shares ranks in parity with every other series of Class A preferred shares. As of December 31, 2003 and 2002, the following outstanding Class A preferred shares were included in shareholders’ equity:

	Number
	of shares
	(thousands)	$

Series 5, issued November 26, 1996 for consideration of Canadian (“C”) $400	16,000	$294

Series 7, issued November 28, 1997 for consideration of C$350	14,000	$242

In addition, as of December 31, 2000, 200 shares of Cumulative Redeemable Class A Preferred Shares Series 4 (“Series 4 Shares”) were outstanding and included in shareholders’ equity at a value of $73. During the year ended December 31,

2001, the holders of all 200 Series 4 Shares of Nortel Networks Limited exercised their right to exchange their Series 4 Shares for common shares of Nortel Networks Corporation. Nortel Networks Corporation issued in aggregate approximately 9,035,000 common shares to the former holders of Series 4 Shares. As a result, pursuant to an agreement in respect of the Series 4 Shares exchange rights, Nortel Networks Limited issued approximately 4,090,000 common shares to NNC.

The Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Shares”) are presented net of tax effected issue costs of approximately $4. Until November 30, 2001, holders of Series 5 Shares were entitled to an annual fixed cumulative preferential cash dividend of Canadian $1.275 per share (5.1 percent), payable, if declared, quarterly. As of December 1, 2001, holders of Series 5 Shares are entitled to, if declared, a monthly floating cumulative preferential cash dividend, which will float in relation to the average of the prime commercial lending rates of two designated Canadian chartered banks during the relevant month, as adjusted by the weighted-average trading price of Series 5 Shares during such month, up to a maximum of 100 percent of such prime rate. Holders of Series 5 Shares will have the right to convert their shares into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Shares”), subject to certain conditions, on December 1, 2006, and on December 1 of every fifth year thereafter. No Series 6 Shares have been issued. Holders of Series 6 Shares will have a similar right to convert back into Series 5 Shares every 5 years. In certain circumstances, conversions may be automatic and mandatory. Series 5 Shares are redeemable at any time after December 1, 2001, at Nortel Networks option, at Canadian $25.50 per share together with accrued and unpaid dividends up to, but excluding, the date of redemption. If issued on December 1, 2006, the Series 6 Shares will be redeemable at Nortel Networks option at Canadian $25 per share, together with accrued and unpaid dividends up to but excluding, the date of redemption, on December 1, 2011, and on December 1 of every fifth year thereafter.

The Non-cumulative Redeemable Class A Preferred Shares Series 7 (“Series 7 Shares”) are presented net of tax effected issue costs of approximately $4. Holders of the Series 7 Shares were, until November 30, 2002, entitled to an annual fixed non-cumulative preferential cash dividend of Canadian $1.225 per share (4.9 percent), payable, if declared, quarterly on the first day of March, June, September and December. From December 1, 2002, holders of the Series 7 Shares are entitled to, if declared, a monthly floating non-cumulative preferential cash dividend. Holders of Series 7 Shares have the right to convert their shares into Non-cumulative Redeemable Class A Preferred Shares Series 8 (“Series 8 Shares”), subject to certain conditions, on December 1, 2007 and on December 1 of every fifth year thereafter. No Series 8 shares have been issued. Holders of the Series 8 Shares will have a similar right to convert back into Series 7 Shares every five years and, in certain circumstances conversions may be automatic and mandatory. Series 7 Shares are redeemable at any time after December 1, 2002 at Nortel Networks option, at Canadian $25.50 per share together with declared and unpaid dividends up to, but excluding, the date of redemption. If issued on December 1, 2007, Series 8 Shares will also be redeemable at Nortel Networks option at Canadian $25 per share, together with declared and unpaid dividends up to, but excluding, the date of redemption, on December 1, 2012, and on December 1 of every fifth year thereafter.

Common shares

Nortel Networks Limited is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of December 31:

	2003		2002		2001
	Number		Number		Number
(number of shares in thousands)	of shares	$	of shares	$	of shares	$

Balance at beginning of year	1,460,979	$1,211	1,460,979	$2,111	1,453,438	$17,024
Share issuance to parent (a)	–	–	–	2,287	–	1,800
Conversion of Series 4 preferred shares (b)	–	–	–	–	4,090	61
Reduction of legal stated capital (c)	–	–	–	(3,187)	–	(16,800)
Acquisitions	–	–	–	–	3,451	26

Balance at end of year	1,460,979	$1,211	1,460,979	$1,211	1,460,979	$2,111

(a)	During the year ended December 31, 2002, Nortel Networks Limited issued four common shares to NNC for cash consideration of $2,287. On August 15, 2001, NNC completed the private offering of $1,800 Senior Notes and loaned the full proceeds to Nortel Networks for its general corporate purposes. On September 30, 2001, in accordance with the terms of the loan agreement between NNC and Nortel Networks, NNC converted the entire loan into one common share of Nortel Networks Limited.
(b)	During the year ended December 31, 2001, the holders of all 200 Series 4 Shares of Nortel Networks Limited exercised their right to exchange their Series 4 Shares for common shares of Nortel Networks Corporation. As a result, Nortel Networks Limited issued approximately 4,090 common shares to NNC.
(c)	On December 19, 2002, September 27, 2002, August 29, 2002 and June 28, 2002, NNC, as the holder of all Nortel Networks Limited issued and outstanding common shares, approved a reduction in Nortel Networks Limited legal stated capital for its common shares in the amount of $1,190, $672, $525 and $800, respectively. On September 30, 2001 and June 14, 2001, NNC approved a reduction in Nortel Networks Limited legal stated capital for its common shares in the amount of $1,800 and $15,000, respectively.

17.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2003	2002	2001

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$(321)	$(494)	$(369)
Change in foreign currency translation adjustment (a)	535	173	(125)

Balance at the end of the year	214	(321)	(494)

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	24	5	45
Change in unrealized gain (loss) on investments	57	19	(40)

Balance at the end of the year (b)	81	24	5

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	(3)	(14)	–
Change in unrealized derivative gain (loss) on cash flow hedges (c)	15	11	(14)

Balance at the end of the year	12	(3)	(14)

Minimum pension liability (d)
Balance at the beginning of the year	(641)	(84)	–
Change in minimum pension liability	(188)	(557)	(84)

Balance at the end of the year	(829)	(641)	(84)

Accumulated other comprehensive loss	$(522)	$(941)	$(587)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil, nil and $3 for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, realized (gains) losses on investments of $(6), $(4) and $(32), respectively, were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	During the year ended December 31, 2003, net derivative gains of $32 were reclassified to other income (expense) — net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, $1 and $6 for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2002, $18 of net derivative losses were reclassified to other income (expense) — net. Nortel Networks estimates that $12 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months. Also included $7 (pre-tax $11) of net derivative losses related to the adoption of SFAS 133 during the year ended December 31, 2001.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel Networks pension plans (see note 9). The change in minimum pension liability amount is presented net of tax of $31, $133 and $26 for the years ended December 31, 2003, 2002 and 2001, respectively.

18.	Stock-based compensation plans

Stock options

Under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”) options to purchase Nortel Networks Corporation common shares may be granted by NNC to Nortel Networks employees, and under the 2000 Plan, options may be granted to directors of Nortel Networks that entitle the holders to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally options granted prior to 2003 vest 33⅓ percent on the anniversary date of the grant for three years. Options granted in 2003 by NNC generally vest 25 percent each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel Networks that administers both plans has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years.

Options granted under the 2000 Plan and 1986 Plan may be granted with or without a SAR. A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established. Under the terms of the Key Contributor Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. No Key Contributor Program options were granted for the years ended December 31, 2003 and 2002, respectively, under both stock option plans.

NNC assumed stock options plans in connection with the acquisition of various companies and granted options to purchase Nortel Networks Corporation common shares. The vesting periods for these assumed plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel Networks overall use of stock-based compensation.

On June 20, 2001, NNC commenced a voluntary stock option exchange program (the “Exchange Program”) for Nortel Networks employees allowing employees to exchange certain outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program required that the new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Nortel Networks then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program.

Restricted stock unit plan

The Nortel Networks Limited Restricted Stock Unit Plan is a long-term incentive plan that generally provides executive officers and certain senior management with the opportunity to receive RSUs over a specified period of time if assigned performance thresholds are achieved and the joint leadership resources committee of the Boards of the Directors of Nortel Networks and NNC (the “Committee”) determines, in its discretion, to issue and settle all or a portion of the allocated RSUs. Each RSU issued entitles the holder to receive one common share of Nortel Networks Corporation purchased on the open market, or at the discretion of the Committee, or at the election of the holder in certain circumstances, cash in lieu of shares.

The number of RSUs (in millions) allocated as of December 31, 2003, 2002 and 2001 was approximately 20, 2 and 2, respectively.

The RSUs allocated in 2003 may be issued and settled in four tranches at the discretion of the Committee. The Committee’s discretion is to be based, among other things, on the achievement of four performance thresholds over a three year term ending December 31, 2005. The performance criteria for each of the four performance thresholds are distinct and incremental “Return on Sales before Tax” percentage targets, calculated on a rolling four-quarter basis. In order to receive payout, the recipient must have continued employment until the date the allocated RSUs are issued and settled. Once the Committee determines that a threshold has been achieved, the Committee uses its discretion to determine whether additional factors should be considered in determining the number of allocated RSUs to be issued and settled. Such additional factors may include the performance of competitors and other relevant business, financial, competitive, political and other criteria deemed appropriate by the Committee. In the third quarter of 2003, Nortel Networks issued and settled approximately 7 million units of the RSUs allocated in 2003 (see note 22).

The RSUs allocated in 2001 were issued at the discretion of the Committee based, among other things, on the achievement of five performance targets over a two year term ended March 31, 2003. Once the Committee determined whether the five performance targets had been achieved, it used its discretion to determine the number of allocated RSUs to be issued and settled. On May 29, 2003, Nortel Networks issued and settled approximately 1.5 million units in respect of the RSUs allocated in 2001.

Directors’ deferred share compensation plans

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of Nortel Networks or NNC, any committees thereof, and as board or committee chairperson, in the form of share units, instead of cash. The share units are settled a specified number of trading days following the release of NNC’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share of Nortel Networks Corporation purchased on the open market. As of December 31, 2003 and 2002, the number of share units issued (in millions) was 1 and 1, respectively.

Employee stock purchase plans

Nortel Networks has ESPPs to facilitate the acquisition of common shares of Nortel Networks Corporation at a discount and the retention of such common shares by eligible employees (see note 22). The ESPPs have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. The Nortel Networks Corporation common shares are purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

For North American eligible employees, Nortel Networks Corporation common shares are purchased at a purchase price of 85 percent of the market price of the Nortel Networks Corporation common shares on the last trading day of the offering period. For non-North American eligible employees, common shares are purchased at a purchase price equal to the greater of:

(i)	85 percent of the average of the high and low prices of common shares on the first trading day of the offering period; and

(ii)	71.5 percent of the market price of the common shares on the last trading day of the offering period; or

(iii)	if the market price on the last trading day is equal to or less than the average of the high and low on the first trading day, the purchase price shall be 85 percent of the market price on the last trading day of the offering period.

The purchases under the ESPPs for the years ended December 31 are shown below:

(number of shares in thousands)	2003	2002	2001

Nortel Networks Corporation common shares purchased (a)	11,532	38,824	14,648
Weighted-average price of shares purchased	$3.10	$1.31	$8.50

(a)	Compensation expense was recognized for Nortel Networks portion of the contributions. Nortel Networks contributed an amount equal to the difference between the market price and the purchase price.

19.	Discontinued operations

During the year ended December 31, 2003, Nortel Networks continued to wind down its access solutions operations and there was no change to the initial disposal strategy or intent to exit the business which was approved by the Nortel Networks Board of Directors on June 14, 2001. However, the prolonged deterioration in industry and market conditions during 2002 and 2003 delayed certain disposal activities beyond the original planned timeframe of one year. In particular, actions involving negotiations with customers, who were also affected by industry conditions, took longer than expected. Although disposal activities continued beyond the one-year period generally contemplated under APB 30, Nortel Networks continues to present the access solutions operations as discontinued operations in the consolidated financial statements. As of December 31, 2003, Nortel Networks had substantially completed the wind down of its discontinued operations.

Pursuant to APB 30, the revenues, costs and expenses, assets and liabilities and cash flows of Nortel Networks access solutions operations have been segregated in the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and are reported as “discontinued operations”. The following consolidated financial results for discontinued operations are presented as of December 31 for the consolidated balance sheets and for the years ended December 31 for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	2003	2002	2001

Revenues	$14	$158	$1,069

Net earnings (loss) from discontinued operations — net of tax (a)	$–	$–	$(407)
Net gain (loss) on disposal of operations — net of tax (b)	184	(101)	(1,624)

Net earnings (loss) from discontinued operations — net of tax	$184	$(101)	$(2,031)

(a)	Net earnings (loss) from discontinued operations was net of applicable income tax benefit of $99 for the year ended December 31, 2001.
(b)	Net gain (loss) on disposal of operations was net of an applicable income tax expense (benefit) of $1, $(16) and $(358) for the years ended December 31, 2003, 2002 and 2001, respectively.

Consolidated balance sheets:

	2003	2002

Deferred income taxes	$26	$133
Other current assets (a)	2	65

Total current assets of discontinued operations (b)	28	198
Other long-term assets (b) (c)	4	127

Total assets of discontinued operations	$32	$325

Current liabilities (b) (d)	$6	$63
Long-term liabilities (b)	1	1

Total liabilities of discontinued operations	$7	$64

(a)	Included accounts receivable of nil and $20, which was net of provisions of $5 and $53, as of December 31, 2003 and 2002, respectively. Included inventories of nil, which was net of provisions of $75 and $102, as of December 31, 2003 and 2002, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, on the consolidated balance sheets.
(c)	Included customer financing receivables of $4 and $37, which was net of provisions of $55 and $470, as of December 31, 2003 and 2002, respectively.
(d)	Included accruals of $6 and $63 as of December 31, 2003 and 2002, respectively. The accruals consisted of future contractual obligations and estimated liabilities of nil and $14 and accruals of $6 and $49 during the planned period of disposition as of December 31, 2003 and 2002, respectively.

Consolidated statements of cash flows:

	2003	2002	2001

Cash flows from (used in) discontinued operations
Operating activities	$138	$250	$(338)
Investing activities	241	100	30

Net cash from (used in) discontinued operations	$379	$350	$(308)

2003 Activity

Nortel Networks recorded net earnings from discontinued operations — net of tax, of $184 in 2003. The significant items included in net earnings are summarized below.

During the year ended December 31, 2003, Nortel Networks reassessed its remaining provisions for discontinued operations and recorded a net gain of $68, consisting of changes in estimates of $149 for liabilities, offset by additional provisions for both short-term and long-term receivables of $81.

On December 17, 2003, Nortel Networks entered into an agreement to settle an outstanding $21 note receivable from one of its customers, which was previously provisioned, for total cash proceeds of approximately $17. A gain of $17 was recorded as a result of this transaction.

On December 23, 2003, Nortel Networks sold certain plant and equipment, inventory, patent and other intellectual property related to its fixed wireless access operations, to Airspan Networks Inc. (“Airspan”). Nortel Networks received cash proceeds of $13. The majority of the assets transferred to Airspan had previously been written off by Nortel Networks as part of its discontinued operations. As a result of this transaction, Nortel Networks recorded a gain of $14 during the year ended December 31, 2003.

On March 24, 2003, Nortel Networks sold 8 million common shares of Arris Group back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement, which resulted in a gain of $12. Following this transaction, Nortel Networks interest in Arris Group was reduced to 18.8 percent, and it ceased equity accounting for the investment. As a result, Nortel Networks now classifies its remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations. Nortel Networks continues to dispose of its interest in Arris Group and the gain or loss on the sale of shares subsequent to the first quarter of 2003 has been included in other income (expense) — net (see note 10).

On March 18, 2003, Nortel Networks assigned its subordinated redeemable preferred interest (“membership interest”) in Arris Interactive, L.L.C. (“Arris Interactive”) to ANTEC Corporation, an Arris Group company, for cash consideration of $88. As a result of this transaction, Nortel Networks recorded a loss of $2. Also in connection with the March 2003 transactions, Nortel Networks received $11 upon settlement of a sales representation agreement with Arris Group and recorded a gain of $11.

On March 20, 2003, Nortel Networks entered into an agreement with a customer to restructure approximately $465 of trade and customer financing receivables owed to Nortel Networks, the majority of which was previously provisioned. As a result of the restructuring agreement, Nortel Networks received consideration including cash of $125, notes receivable and an ownership interest which have been fully provided for and the mutual release of all other claims between the parties. A gain of $66 was recorded as a result of the transaction. In addition to the restructuring agreement, a five year equipment and services supply agreement was entered into requiring customer payment terms of either cash in advance or guarantee by letters of credit in favor of Nortel Networks.

2002 Activity

Nortel Networks recorded a net loss from discontinued operations — net of tax, of $101 in 2002. The significant items included in this net loss are summarized below.

During the year ended December 31, 2002, Nortel Networks reassessed its remaining provisions for discontinued operations and recorded a net additional loss of $97. The loss consisted of additional provisions for both short-term and long-term receivables of $157, offset by gains of $60 due to other changes in estimates.

On June 25, 2002, Arris Group completed a secondary public offering of 15 million common shares held by Nortel Networks. Following the closing of the offering, Nortel Networks owned 22 million shares, or approximately 27 percent of Arris Group’s common shares. The cash proceeds received were $67 and a gain of approximately $17 was recorded as a result of this transaction. During the three months ended March 31, 2002, Nortel Networks recorded a gain of approximately $13 due to the reduction of Nortel Networks ownership interest in Arris Group, received for Nortel Networks original interest in Arris Group, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company.

In addition, during the year, as a result of negotiation with Arris Group, Nortel Networks reduced the carrying value of its membership interest in Arris Interactive and recorded a loss of $14.

On April 21, 2002, Nortel Networks entered into an agreement with Aastra Technologies Limited to sell certain assets, which were included in discontinued operations, associated with Nortel Networks prior acquisition of Aptis Communications, Inc. (“Aptis”). The transaction was completed during the three months ended June 30, 2002. The consideration primarily consisted of approximately $16 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. Nortel Networks recorded a loss of approximately $44 on the transaction.

On March 5, 2002, Nortel Networks divested its approximately 46 percent ownership interest in Elastic Networks Inc. (“Elastic Networks”) to Paradyne Networks, Inc. (“Paradyne”) in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel Networks recorded a gain of approximately $7 on the transaction. The investment in Paradyne has been classified within continuing operations.

On February 6, 2002, Nortel Networks divested its 68.5 percent interest in Netgear, Inc. in exchange for cash proceeds of $5, a subordinated, unsecured, convertible, promissory note receivable of $20, and the assumption of certain liabilities. Nortel Networks recorded a gain of approximately $7 on this transaction. Subsequent to 2002, Nortel Networks received cash of $20 relating to the repayment of the subordinated, unsecured, convertible, promissory note receivable.

2001 Activity

On June 14, 2001, Nortel Networks Board of Directors approved a plan to discontinue Nortel Networks access solutions operations consisting of all of Nortel Networks narrowband and broadband access solutions, including copper, cable and fixed wireless solutions, as well as Nortel Networks then consolidated membership interest in Arris Group and equity investment in Elastic Networks. Also affected by the decision were Nortel Networks prior acquisitions of Promatory Communications, Inc. (“Promatory”), Aptis and Broadband Networks Inc.

In connection with the decision to discontinue the access solutions operations on June 14, 2001, Nortel Networks recorded a pre-tax loss on disposal of the access solutions operations of $1,881 in the three months ended June 30, 2001, which reflected the estimated costs directly associated with Nortel Networks plan of disposition. The loss reflected: goodwill write-off of $417 associated with the acquisition of Promatory; provisions for both short-term and long-term receivables of $477; a provision for inventories of $612; other asset write-offs totaling $98; future contractual obligations and estimated liabilities of $130; estimated operating losses during the planned period of disposition of $129; and estimated workforce reduction costs of $18.

In the three months ended June 30, 2001, Nortel Networks also reassessed the carrying value of certain investments totaling $41. Based on this assessment, the fair value of these assets was nil, and the write-off of $41 was included in net earnings (loss) from discontinued operations, net of tax of nil.

During the six months ended December 31, 2001, Nortel Networks reassessed its remaining provisions for discontinued operations and recorded an additional pre-tax loss of $298. The loss consisted mainly of additional provisions for customer financing receivables and equity losses on investments.

On August 24, 2001, Nortel Networks completed a transaction with Zhone Technologies, Inc. to sell the AccessNode ABM and CDS shelf products and the Universal Edge 9000 digital loop carrier shelf and remote access shelf products for cash proceeds of $8, which resulted in a loss of $9.

On August 3, 2001, Nortel Networks announced the completion of the previously announced transfer of its ownership interest in Arris Interactive to Arris Group, ANTEC Corporation’s new parent company. As a result, as of December 31, 2001, Nortel Networks owned a 49.2 percent non-controlling interest in Arris Group, compared to the previous 81.25 percent controlling interest in Arris Interactive, including a subordinate redeemable preferred interest in Arris Interactive. Nortel Networks recorded a pre-tax gain of $113 on the transaction.

On July 25, 2001, Nortel Networks completed a transaction with GE Industrial Systems Technology Management Inc., a division of General Electric Company, to sell the Lentronics JungleMUX SONET multiplexer and TN-1U SDH multiplexer products for cash proceeds of $13, which resulted in a gain of $13.

20.	Related party transactions

In the ordinary course of business, Nortel Networks engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel Networks significant influence, with joint ventures of NNC and with NNC and directly owned subsidiaries of NNC. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2003	2002	2001

Consolidated statements of operations
Revenues	$3	$15	$7
Purchases	$15	$52	$76
Research and development expense	$30	$19	$141

Balances with related parties as of December 31 were as follows:

	2003	2002

Consolidated balance sheets
Owing from (to) NNC	$67	$(47)
Owing from NNC subsidiaries	87	99
Other related parties (a)	–	2

Related party receivables	$154	$54

(a)	Included accounts receivable from EADS Telecom of nil and $2 as of December 31, 2003 and 2002, respectively.

On August 29, 2002, a payment was made by a subsidiary of Nortel Networks to NNC equal to $525 representing the difference between the market value of Nortel Networks Corporation common shares issued on option exercises and the exercise price of NNC stock options held and exercised by employees of the subsidiary. This payment is referred to as stock option fair value increment in the consolidated statements of shareholders’ equity and consolidated statement of cash flows.

In 2001, Nortel Networks completed the sale of substantially all of the assets in the Cogent Defence Systems (“CDS”) business to EADS Telecom. At that time, Nortel Networks held a 41 percent ownership interest in EADS Telecom and EADS held the remaining 59 percent. Under the terms of the agreement, Nortel Networks sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses (but excluding cash on hand as at the closing date) for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in NNF beginning in 2004. Nortel Networks recorded a gain on the sale of approximately $37 which was included in (gain) loss on sale of businesses and assets, and a deferred gain of $26, which is amortized into (gain) loss on sale of businesses and assets over the life of the assets sold to EADS Telecom. In 2002, in connection with negotiations with EADS, the loan note and call option were cancelled and a new loan note was issued to satisfy the remaining consideration owing in 2003. As a result, Nortel Networks recorded an additional gain on the sale of approximately $30, which was included in (gain) loss on sale of businesses and assets and a further deferred gain of $21, which is amortized into (gain) loss on sale of businesses and assets over the remaining life of the assets sold to EADS Telecom in 2001. During the years ended December 31, 2003 and 2002, $13 and $11, respectively, of the deferred gains were amortized into (gain) loss on sale of businesses and assets.

On September 18, 2003 as a result of the sale of Nortel Networks 41 percent interest in EADS Telecom (see note 10), the remaining unamortized deferred gain of $23 related to the sale of substantially all of the assets in the CDS business during the year ended December 31, 2001, was recognized and included in (gain) loss on sale of businesses and assets.

On August 15, 2001, NNC completed a private offering of $1,800 of Senior Notes, due on September 1, 2008. Nortel Networks, as the guarantor of the Senior Notes, will make payment of the principal, or interest, or premium, if any, or other amounts, if any, should NNC not make such payments as they are due. The guarantee of the Senior Notes is a direct, unconditional and unsubordinated obligation of Nortel Networks. NNC loaned the full proceeds from the offering to Nortel Networks for its general corporate purposes. On September 30, 2001, NNC converted the entire loan into one common share of Nortel Networks (see note 16).

21.	Contingencies

Subsequent to the February 15, 2001 announcement in which NNC provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then current officers and directors were named as defendants in more than twenty-five purported class action lawsuits. These lawsuits in the U.S. District Courts for the Eastern District of New York, for the Southern District of New York and for the District of New Jersey and the provinces of Ontario, Quebec and British Columbia in Canada, on behalf of shareholders who acquired Nortel Networks Corporation securities as early as October 24, 2000 and as late as February 15, 2001, allege, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities. On May 11, 2001, the defendants filed motions to dismiss and/or stay in connection with the three proceedings in Quebec primarily based on the factual allegations lacking substantial connection to Quebec and the inclusion of shareholders resident in Quebec in the class claimed in the Ontario lawsuit. The plaintiffs in two of these proceedings in Quebec obtained court approval for discontinuances of their proceedings on January 17, 2002. The motion to dismiss and/or stay the third proceeding was heard on November 6, 2001 and the court deferred any determination on the motion to the judge who will hear the application for authorization to commence a class proceeding. On December 6, 2001, the defendants filed a motion seeking leave to appeal that decision. The motion for leave to appeal was dismissed on March 11, 2002. On October 16, 2001, an order in the Southern District of New York was filed consolidating twenty-five of the related U.S. class action lawsuits into a single case, appointing class plaintiffs and counsel for such plaintiffs. The plaintiffs served a consolidated amended complaint on January 18, 2002. On December 17, 2001, the defendants in the British Columbia action served notice of a motion requesting the court to decline jurisdiction and to stay all proceedings on the grounds that British Columbia is an inappropriate forum. The motion has been adjourned at the plaintiffs’ request to a future date to be set by the parties.

A class action lawsuit against NNC was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation (“JDS”) between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the above-noted lawsuits.

On April 1, 2002, NNC filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, NNC also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue NNC. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

On July 17, 2002, a new purported class action lawsuit (the “Ontario Claim”) was filed in the Ontario Superior Court of Justice, Commercial List, naming NNC, certain of its current and former officers and directors and its auditors as defendants. The factual allegations in the Ontario Claim are substantially similar to the allegations in the consolidated amended complaint filed in the U.S. District Court described above. The Ontario Claim is on behalf of all Canadian residents who purchased Nortel Networks Corporation securities (including options on Nortel Networks Corporation securities) between October 24, 2000 and February 15, 2001. The plaintiffs claim damages of Canadian $5,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action. On September 23, 2003, the Court issued an order allowing the plaintiffs to proceed to amend the Ontario Claim and requiring that the plaintiffs serve class certification materials by December 15, 2003. On September 24, 2003, the plaintiffs filed a notice of discontinuance of the original action filed in Ontario. On December 12, 2003, plaintiffs’ counsel requested an extension of time to January 21, 2004 to deliver class certification materials. On January 21, 2004, plaintiffs’ counsel advised the Court that the two representative plaintiffs in the action no longer wished to proceed, but counsel was prepared to deliver draft certification materials pending the replacement of the representative plaintiffs. On February 19, 2004, the plaintiffs’ counsel advised the Court of a potential new representative plaintiff. On February 26, 2004, the defendants requested the Court to direct the plaintiffs’ counsel to bring a motion to permit the withdrawal of the current representative plaintiffs and to substitute the proposed representative plaintiff. On June 8, 2004, the Court signed an order allowing a Second Fresh as Amended Statement of Claim that substituted one new representative plaintiff, but did not change the substance of the prior claim.

A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Networks Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the NNC Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004.

On March 4, 1997, Bay Networks, Inc. (“Bay Networks”), a company acquired on August 31, 1998, announced that shareholders had filed two separate lawsuits in the U.S. District Court for the Northern District of California (the

“Federal Court”) and the California Superior Court, County of Santa Clara (the “California Court”), against Bay Networks and ten of Bay Networks’ then current and former officers and directors purportedly on behalf of a class of shareholders who purchased Bay Networks’ common shares during the period of May 1, 1995 through October 14, 1996. On August 17, 2000, the Federal Court granted the defendants’ motion to dismiss the federal complaint. On August 1, 2001, the U.S. Court of Appeals for the Ninth Circuit denied the plaintiffs’ appeal of that decision. On April 18, 1997, a second lawsuit was filed in the California Court, purportedly on behalf of a class of shareholders who acquired Bay Networks’ common shares pursuant to the registration statement and prospectus that became effective on November 15, 1995. The two actions in the California Court were consolidated in April 1998; however, the California Court denied the plaintiffs’ motion for class certification. In January 2000, the California Court of Appeal rejected the plaintiffs’ appeal of the decision. A petition for review was filed with the California Supreme Court by the plaintiffs and was denied. In February 2000, new plaintiffs who allege to have been shareholders of Bay Networks during the relevant periods, filed a motion for intervention in the California Court seeking to become the representatives of a class of shareholders. The motion was granted on June 8, 2001 and the new plaintiffs filed their complaint-in-intervention on an individual and purported class representative basis alleging misrepresentations made in connection with the purchase and sale of securities of Bay Networks in violation of California statutory and common law. On March 11, 2002, the California Court granted the defendants’ motion to strike the class allegations. The plaintiffs were permitted to proceed on their individual claims. The intervenor-plaintiffs appealed the dismissal of their class allegations. On July 25, 2003, the California Court of Appeal reversed the trial court’s dismissal of the intervenor-plaintiffs’ class allegations. On September 3, 2003, the defendants filed a petition for review with the California Supreme Court seeking permission to appeal the Court of Appeal decision. On October 22, 2003, the California Supreme Court denied, without opinion, the defendants’ petition for review. On December 22, 2003, the plaintiffs served their motion for certification of a class of purchasers of Bay Networks’ common shares from July 25, 1995 through to October 14, 1996. Hearing of the plaintiffs’ motion for class certification was held on May 4, 2004. On July 27, 2004, the Court entered an Amended Order Denying Motion of Intervenor Plaintiffs for Class Certification and Setting Further Hearing. On August 9, 2004, the intervenor-plaintiffs obtained Court approval to dismiss their claims and this action and, on September 30, 2004, the Court entered dismissal with prejudice of the entire action of all parties and all causes of action.

Subsequent to the March 10, 2004 announcement in which NNC indicated it was likely that it and Nortel Networks would need to revise their previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of their quarterly reports for 2003, and to restate their previously filed financial results for one or more earlier periods, NNC and certain of its then current and former officers and directors were named as defendants in 27 purported class action lawsuits. These lawsuits in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired Nortel Networks Corporation securities as early as February 16, 2001 and as late as May 15, 2004, allege, among other things, violations of U.S. federal securities laws. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities (see note 22). On June 30, 2004, the Court signed Orders consolidating the 27 class actions and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated class action complaint on September 10, 2004, alleging a class period of April 24, 2003 through and including April 27, 2004. On November 5, 2004, Nortel Networks Corporation and the Audit Committee Defendants filed a motion to dismiss the consolidated class action complaint.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On August 20, 2004, plaintiffs filed a notice of opposition to the conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action described above.

On July 28, 2004, Nortel Networks and NNC, and certain directors and officers, and certain former directors and officers, of Nortel Networks and NNC, were named as defendants in a purported class proceeding in the Ontario Superior Court of Justice on behalf of shareholders who acquired Nortel Networks Corporation securities as early as November 12, 2002 and as late as July 28, 2004. This lawsuit alleges, among other things, breaches of trust and fiduciary duty, oppressive conduct and misappropriation of corporate assets and trust property in respect of the payment of cash bonuses to executives, officers and employees in 2003 and 2004 under the NNC Return to Profitability bonus program and seeks damages of Canadian $250 and an order under the Canada Business Corporations Act directing that an investigation be made respecting these bonus payments.

On July 30, 2004, a shareholders’ derivative complaint was filed in the U.S. District Court for the Southern District of New York against certain directors and officers, and certain former directors and officers, of NNC alleging, among other things, breach of fiduciary duties owed to NNC during the period from 2000 to 2003 including by causing NNC to engage in unlawful conduct or failing to prevent such conduct; causing NNC to issue false statements; and violating the law.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages.

Nortel Networks is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Nortel Networks is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel Networks of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel Networks cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks. Nortel Networks or NNC, as applicable, and any named directors and officers of Nortel Networks or NNC, as applicable, intend to vigorously defend these actions, suits, claims and proceedings.

Environmental matters

Nortel Networks operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel Networks seeks to operate its business in compliance with such laws. In 2004, Nortel Networks expects to become subject to new European product content laws and product takeback and recycling requirements that will require full compliance by 2006. It is expected that these laws will require Nortel Networks to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition and liquidity in the past, there can be no assurance that Nortel Networks will not be required to incur such costs in the future. Nortel Networks has a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, Nortel Networks has a periodic, risk-based, integrated environment, health and safety audit program.

Nortel Networks environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel Networks works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2003, the accruals on the consolidated balance sheet for environmental matters were $33. Based on information available as of December 31, 2003, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks.

Nortel Networks has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $33.

Nortel Networks is also listed as a potentially responsible party (“PRP”) under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel Networks share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $33 referred to above.

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

22.	Subsequent events

Nortel Networks Audit Committee Independent Review; restatements; related matters

As previously announced by NNC in October 2003, in late October 2003 the Nortel Networks and NNC Audit Committee initiated the Independent Review of the facts and circumstances leading to the First Restatement and engaged WCPHD to advise it in connection with the Independent Review.

On March 10, 2004, NNC announced that as a result of the work done to date in connection with the Independent Review, it was re-examining the establishment, timing of, support for and release to income of certain accruals and provisions in prior periods. Further, it was likely that NNC and Nortel Networks would need to revise their previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of their quarterly reports for 2003, and to restate their previously filed financial results for one or more earlier periods. NNC announced on March 15, 2004 that the filing of the NNC and Nortel Networks annual reports on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Reports”) would be delayed beyond March 30, 2004.

On April 5, 2004, NNC announced that the SEC had issued a formal order of investigation in connection with NNC’s previous restatement of its financial results for certain periods, as announced in October 2003, and NNC’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, NNC announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On April 28, 2004, NNC announced that the Independent Review was extended to include the second half of 2003 and it was determined that the previously announced unaudited results for the year ended December 31, 2003 needed to be revised and that the financial results reported in each of NNC’s and Nortel Networks quarterly periods of 2003 and for earlier periods including 2002 and 2001 needed to be restated. NNC announced that it and Nortel Networks were not expected to timely file their first quarter 2004 financial statements and, in accordance with Canadian securities regulations, their 2003 Canadian GAAP audited financial statements and Annual Information Form.

In April 2004, Nortel Networks terminated for cause its former president and chief executive officer, former chief financial officer and former controller and, in August 2004, seven additional senior finance employees with significant responsibilities for Nortel Networks financial reporting as a whole or for their respective business units and geographic regions in August 2004.

On May 14, 2004, NNC announced that it had received a Federal Grand Jury Subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, prepared during the period from January 1, 2000 to the date of the subpoena. The materials sought are pertinent to an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On May 17, 2004, NNC announced that the OSC had issued a temporary order that prohibits all trading by directors,

officers and certain current and former employees in the securities of Nortel Networks and NNC, which temporary order was replaced with a final order issued on May 31, 2004. The final order remains in effect until two full business days following the receipt by the OSC of all filings required to be made by Nortel Networks and NNC pursuant to Ontario securities laws.

On June 29, 2004, NNC announced that Nortel Networks and NNC did not expect to timely file financial statements for the second quarter of 2004 and related periodic reports in accordance with U.S. and Canadian securities laws.

On August 16, 2004, NNC received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising NNC that the RCMP would be commencing a criminal investigation into NNC’s financial accounting situation.

On August 19, 2004, Nortel Networks announced a new streamlined organizational structure, effective October 1, 2004, that involved, among other things, combining the businesses of Nortel Networks four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Further, a focused workforce reduction of approximately 3,250 employees was announced. In addition, the Audit Committee anticipated that there would be work done, in addition to that portion of the inquiry which affects Nortel Networks and NNC’s ability to finalize their 2003 audited financial statements, in connection with its Independent Review, on remedial measures, internal controls and improvements to processes.

On October 27, 2004, NNC announced that Nortel Networks and NNC did not expect to file their third quarter 2004 financial statements, and the related periodic reports, by the required deadlines in November 2004 in compliance with certain U.S. and Canadian securities regulations.

Nortel Networks has terminated for cause 10 individuals, including its former president and chief executive officer, its former chief financial officer and its former controller. Nortel Networks has demanded repayment by the individuals terminated for cause of payments made under Nortel Networks bonus plans in respect of 2003.

Subsequent to the March 10, 2004 announcement, numerous class action complaints, including ERISA class action complaints, have been filed against Nortel Networks and NNC in the U.S. and Canada. In addition, a derivative action complaint has been filed against NNC. Nortel Networks and NNC are subject to significant pending civil litigation which, if decided against Nortel Networks and NNC, could result in substantial damages or other penalties which, in turn, could have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks (see note 21).

In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of Nortel Networks and NNC’s Boards of Directors has adopted those recommendations in their entirety and directed management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

Also in January 2005, the Nortel Networks Audit Committee determined to review the facts and circumstances leading to the restatement of certain revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will develop any appropriate additional remedial measures, and has engaged WCPHD to advise it in connection with such review.

EDC Support Facility

On March 10, 2004, NNC announced that the filing of the 2003 Annual Reports with the SEC would be delayed. On March 15, 2004, NNC announced that the filing of the 2003 Annual Reports with the SEC would extend beyond March 30, 2004 and that would result in EDC having the right to terminate its commitments under the EDC Support Facility and to exercise certain rights against the collateral under the related security agreements (see note 23). Nortel Networks obtained a waiver from EDC on March 29, 2004 of certain defaults under the EDC Support Facility related to the delay in filing the 2003 Annual Reports with the SEC, the trustees under Nortel Networks and NNC’s public trust indentures and EDC and to permit continued access to the EDC Support Facility in accordance with its terms while Nortel Networks and NNC completed their filing obligations. The waiver also applied to certain related breaches under the EDC

Support Facility relating to the delayed filings and the planned restatements and revisions to Nortel Networks and NNC’s prior financial results (the “Related Breaches”). The waiver was to remain in effect until the earliest of certain events or May 29, 2004. On March 29, 2004, Nortel Networks and EDC also amended the EDC Support Facility to provide that EDC may also suspend its obligation to issue Nortel Networks any additional support if events occur that have a material adverse effect on Nortel Networks business, financial position or results of operations and that such amendment would survive the waiver period.

On May 28, 2004, Nortel Networks obtained a new waiver from EDC of certain defaults under the EDC Support Facility related to the delay in filing the 2003 Annual Reports and Nortel Networks and NNC’s quarterly reports on Form 10-Q for the three months ended March 31, 2004 (the “First Quarter Reports”) and the Related Breaches, which waiver was to remain in effect until the earliest of certain events or August 30, 2004. This waiver reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support.

A further waiver was obtained from EDC effective August 20, 2004 (the “August Waiver”) related to the delay in filing the 2003 Annual Reports, the First Quarter Reports and Nortel Networks and NNC’s quarterly reports on Form 10-Q for the three months ended June 30, 2004 (the “Second Quarter Reports”) and the Related Breaches, which waiver was to remain in effect until the earliest of certain events or September 30, 2004.

On September 29, 2004, Nortel Networks obtained a new waiver from EDC (the “September Waiver”) which replaced the August Waiver on substantially the same terms as provided in the August Waiver except that the September Waiver was to remain in effect until the earliest of certain events or October 31, 2004.

On October 29, 2004, Nortel Networks obtained a new waiver from EDC (the “October Waiver”) which replaced the September Waiver on substantially the same terms as the September Waiver except that the October Waiver remained in effect until the earliest of certain events or November 19, 2004.

A further waiver was obtained from EDC effective November 19, 2004 (the “November Waiver”) related to the delay in filing the 2003 Annual Reports, the First Quarter Reports, the Second Quarter Reports and Nortel Networks and NNC’s quarterly reports on Form 10-Q for the three months ended September 30, 2004 (the “Third Quarter Reports”, and together with the 2003 Annual Reports, the First Quarter Reports and the Second Quarter Reports, the “Reports”, and the Third Quarter Reports together with the First Quarter Reports and Second Quarter Reports, the “Quarterly Reports”) and the Related Breaches, which waiver was to remain in effect until the earliest of certain events or December 10, 2004.

On December 10, 2004, Nortel Networks obtained a new waiver from EDC (the “December Waiver”) which replaced the November Waiver on substantially the same terms as the November Waiver except that: (i) the December Waiver included an amendment to the EDC Support Facility to extend the termination date of the EDC Support Facility to December 31, 2006 from December 31, 2005; and (ii) the December Waiver remains in effect until the earliest of certain events including the date on which Nortel Networks and NNC have filed all of the Reports or January 15, 2005.

As Nortel Networks and NNC will not have filed all of the Reports by January 15, 2005, EDC will have the right on such date (absent a further waiver in relation to the delayed filings and the Related Breaches) to: (i) terminate the EDC Support Facility; (ii) exercise certain rights against collateral; or (iii) require Nortel Networks to cash collateralize all existing support.

In addition, the Related Breaches will continue beyond the filing of the Reports. Accordingly, EDC will have the right beginning on January 15, 2005 (absent a further waiver of the Related Breaches) to terminate or suspend the EDC Support Facility and exercise certain other rights against collateral notwithstanding the filing of the Reports. While Nortel Networks is seeking a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that Nortel Networks will receive any waiver or as to the terms of any such waiver. The $300 revolving small bond sub-facility will not become committed support until all of the Reports have been filed with the SEC, the trustees under Nortel Networks and NNC’s public trust indentures and EDC and Nortel Networks obtains a permanent waiver of the Related Breaches.

Credit facilities and security agreements

On April 28, 2004, Nortel Networks notified the banks under the Five Year Facilities that it was terminating these facilities. Absent such termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of Nortel Networks inability to file its annual report on Form 10-K for the year ended December 31, 2003 by April 29, 2004. Upon termination, the Five Year Facilities were undrawn.

As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by Nortel Networks and various of its subsidiaries under which shares of certain subsidiaries of Nortel Networks incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel Networks and NNC’s outstanding public debt securities also terminated in accordance with their terms (see note 23). In addition, guarantees by certain subsidiaries of Nortel Networks incorporated outside of the U.S. and Canada terminated in accordance with their terms. Security agreements remain in place under which substantially all of the assets of Nortel Networks located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of Nortel Networks U.S. and Canadian subsidiaries, are pledged in favor of EDC and the holders of Nortel Networks and NNC’s outstanding public debt securities. In addition, the guarantees by certain of Nortel Networks wholly owned subsidiaries, including NNI, most of Nortel Networks Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, of Nortel Networks obligations under the EDC Support Facility and Nortel Networks and NNC’s outstanding public debt securities remain in place.

Debt securities

As a result of the delay in filing the Reports, Nortel Networks and NNC have not been in compliance with their obligations to deliver their respective SEC filings to relevant parties under Nortel Networks and NNC’s public debt indentures. As of December 31, 2004, approximately $1,800 of notes of Nortel Networks (or its subsidiaries) and $1,800 of convertible debt securities of NNC were outstanding.

These delays have not resulted in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration cannot occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant debt securities is provided to Nortel Networks or NNC, as applicable, and Nortel Networks or NNC, as applicable, fail to file and deliver the relevant report within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, neither Nortel Networks nor NNC has received a notice to the date of this report.

As a result of the delay in filing certain of the Reports, Nortel Networks and NNC continue not to be in compliance with their obligations under Nortel Networks and NNC’s public debt indentures as described above. If notice were given and acceleration of Nortel Networks and NNC’s debt securities were to occur, Nortel Networks may be unable to meet its payment obligations.

Stock-based compensation plans

As a result of NNC’s March 10, 2004 announcement, as described above under “Nortel Networks Audit Committee Independent Review; restatements; related matters”, NNC suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the ESPPs; the exercise of outstanding options granted under the 2000 Plan or 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by NNC in connection with mergers and acquisitions; and the purchase of units in a NNC stock fund or purchase of Nortel Networks Corporation common shares under Nortel Networks defined contribution and investments plans, until such time, at the earliest, that Nortel Networks and NNC are in compliance with U.S. and Canadian regulatory securities filing requirements.

Stock exchanges

As a result of the continued delay in filing the Quarterly Reports, Nortel Networks is in breach of the continued listing requirements of the NYSE and the TSX. The NYSE has granted Nortel Networks and NNC an extension up to

March 31, 2005 by which to file the 2003 Annual Reports. To date, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares and other of Nortel Networks and NNC’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

Directory and operator services business

On August 2, 2004, Nortel Networks completed the contribution of certain assets and liabilities of its directory and operator services (“DOS”) business to VoltDelta Resources LLC (“VoltDelta”), a wholly owned subsidiary of Volt Information Sciences, Inc. (“VIS”), in return for a 24 percent interest in VoltDelta. After a period of two years, Nortel Networks and VIS each have an option to cause Nortel Networks to sell its VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 Nortel Networks DOS employees in North America and Mexico joined VoltDelta. Nortel Networks recorded a gain on sale of businesses and assets of approximately $50 in the third quarter of 2004.

Evolution of Nortel Networks supply chain strategy

On June 29, 2004, Nortel Networks announced an agreement with Flextronics International Ltd. (“Flextronics”), regarding the divestiture of substantially all of Nortel Networks remaining manufacturing operations, including product integration, testing and repair operations carried out in Nortel Networks Systems Houses in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar operations at the Nortel Networks Monkstown, Northern Ireland and Chateaudun, France Systems Houses, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire Nortel Networks global repair services, as well as certain design assets in Ottawa and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

Nortel Networks and Flextronics have entered into a four year supply agreement for manufacturing services (whereby Flextronics will manage approximately $2,500 of Nortel Networks annual cost of sales) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. The portions of the transaction related to the manufacturing activities in Montreal and Calgary are expected to close in the first and second quarters of 2005, respectively. The balance of the transaction is expected to close on separate dates occurring during the first half of 2005. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 employees from Nortel Networks to Flextronics. Nortel Networks expects to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing and, with respect to each closing, will be paid on an installment basis up to nine months thereafter. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Flextronics also has the ability in certain cases to exercise rights to sell back to Nortel Networks certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. Nortel Networks does not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. The cash proceeds estimate is comprised of approximately $475 to $525 for inventory and equipment and $200 for intangible assets. The cash proceeds would be partially offset by related estimated transaction costs (including transition, potential severance, and information technology implementation and real estate costs) of approximately $200.

Other

On January 8, 2004, Nortel Networks renegotiated an agreement with a certain customer and reduced Nortel Networks aggregate undrawn customer financing commitments from $177 to $69.

On February 3, 2004, Nortel Networks sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, resulting in a gain of $18. As a result of this transaction, Nortel Networks no longer holds any equity interest in Entrust.

On March 1, 2004, Nortel Networks purchased land and two buildings for $87 that were previously leased by Nortel Networks. As a result, Nortel Networks extinguished a debt of $87.

On May 7, 2004, Nortel Networks received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which will be included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

In August 2004, Nortel Networks entered into a contract with Bharat Sanchar Nigram Limited to establish a wireless network in India. Nortel Networks commitments to date for orders received under this contract have resulted in an estimated project loss of approximately $130, which has been recorded in the third quarter of 2004.

On October 26, 2004, Nortel Networks entered into an agreement with Foundry Networks, Inc. (“Foundry”) to settle outstanding patent infringement claims and counterclaims by the parties. As part of the settlement, Nortel Networks granted Foundry a four year license under certain patents, and Foundry paid $35 to Nortel Networks.

On December 15 and 16, 2004, Nortel Networks sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $56.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount as of December 31, 2003 of $13, net of provisions for doubtful accounts of $147 ($55 of the provision is included in discontinued operations). Nortel Networks is currently assessing the value of the restructured notes receivable and expects that an increase in value from the net carrying amount has occurred.

23.	Supplemental consolidating financial information

As of December 31, 2003, and as a result of Nortel Networks credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by Nortel Networks and various of its subsidiaries that pledged substantially all of the assets of Nortel Networks in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel Networks and NNC’s outstanding public debt securities, which debt securities represent substantially all of NNC’s consolidated long-term debt (see notes 11 and 22).

The security agreements were originally entered into in connection with the $1,510 December 2001 364-day credit facilities (which expired on December 13, 2002). The security became effective April 4, 2002, following Moody’s Investors Service, Inc. (“Moody’s”) downgrade of Nortel Networks senior long-term debt rating to below investment grade, in respect of the then existing credit facilities including the Five Year Facilities. Consequently, on April 4, 2002 and in accordance with the negative pledge covenants in the indentures for all Nortel Networks and NNC’s outstanding public debt securities, all such public debt securities became, under the terms of the security agreements, secured equally and ratably with the obligations under Nortel Networks and NNI’s then existing credit facilities.

Nortel Networks obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements on February 14, 2003.

As of December 31, 2003, the security provided under the security agreements was comprised of pledges of substantially all of the assets of Nortel Networks and those of most of its U.S. and Canadian subsidiaries and pledges of shares in certain of Nortel Networks other subsidiaries. In addition, certain of Nortel Networks wholly owned subsidiaries guaranteed Nortel Networks obligations under the credit and support facilities and outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of Nortel Networks whose shares were pledged, or were the remaining subsidiaries of Nortel Networks which did not provide liens, pledges or guarantees (see note 22).

The liens, pledges and guarantees described above also applied equally and ratably to NNC’s $1,800 Senior Notes due September 1, 2008 as well as Nortel Networks guarantee of the Senior Notes.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full. If both the Five Year Facilities and the EDC Support Facility are terminated, or expire, the security and guarantees will also be released in full. Nortel Networks may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements (see note 11). Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC and if the Five Year Facilities are terminated or expire, the security and guarantees will also be released in full (see note 22 for additional related information including the termination of the Five Year Facilities).

The following supplemental consolidating financial data illustrates, in separate columns, the composition of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 (see note 22).

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities.

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$3,182	$7,566	$2,789	$(3,344)	$10,193
Cost of revenues	1,995	5,106	2,104	(3,344)	5,861

Gross profit	1,187	2,460	685	–	4,332

Selling, general and administrative expense	430	1,327	174	–	1,931
Research and development expense	814	878	273	–	1,965
Amortization of intangibles	–	–	3	–	3
Special charges
Goodwill impairment	–	–	–	–	–
Other special charges	66	246	(27)	–	285
(Gain) loss on sale of businesses and assets	4	(3)	(5)	–	(4)

Operating earnings (loss)	(127)	12	267	–	152

Other income (expense) — net	86	301	46	–	433
Interest expense
Long-term debt	(68)	(4)	(26)	–	(98)
Other	(4)	(69)	47	–	(26)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(113)	240	334	–	461
Income tax benefit (expense)	184	(50)	(101)		33

	71	190	233	–	494
Minority interests — net of tax	–	–	(28)	–	(28)
Equity in net earnings (loss) of associated companies — net of tax	351	404	9	(800)	(36)

Net earnings (loss) from continuing operations	422	594	214	(800)	430
Net earnings (loss) from discontinued operations — net of tax	184	119	–	(119)	184

Net earnings (loss) before cumulative effect of accounting change	606	713	214	(919)	614
Cumulative effect of accounting change — net of tax	(4)	(8)	–	–	(12)

Net earnings (loss)	602	705	214	(919)	602
Dividends on preferred shares	35	–	–	–	35

Net earnings (loss) applicable to common shares	$567	$705	$214	$(919)	$567

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$3,026	$8,557	$2,705	$(3,294)	$10,994
Cost of revenues	2,720	5,433	2,280	(3,294)	7,139

Gross profit	306	3,124	425	–	3,855

Selling, general and administrative expense	593	1,647	292	–	2,532
Research and development expense	870	937	277	–	2,084
Amortization of intangibles	–	20	(1)	–	19
Deferred Stock Option Compensation	–	–	–	–	–
Special charges
Goodwill impairment	–	203	61	–	264
Other special charges	346	834	178	–	1,358
(Gain) loss on sale of businesses and assets	16	(8)	(12)	–	(4)

Operating earnings (loss)	(1,519)	(509)	(370)	–	(2,398)

Other income (expense) — net	(80)	134	(82)	–	(28)
Interest expense
Long-term debt	(105)	–	(30)	–	(135)
Other	–	(53)	(2)	–	(55)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(1,704)	(428)	(484)	–	(2,616)
Income tax benefit (expense)	330	(49)	157	–	438

	(1,374)	(477)	(327)	–	(2,178)
Minority interests — net of tax	–	–	32	–	32
Equity in net earnings (loss) of associated companies — net of tax	(789)	(773)	(9)	1,554	(17)

Net earnings (loss) from continuing operations	(2,163)	(1,250)	(304)	1,554	(2,163)
Net earnings (loss) from discontinued operations — net of tax	(101)	(66)	–	66	(101)

Net earnings (loss)	(2,264)	(1,316)	(304)	1,620	(2,264)
Dividends on preferred shares	26	–	–	–	26

Net earnings (loss) applicable to common shares	$(2,290)	$(1,316)	$(304)	$1,620	$(2,290)

Supplemental Consolidating Statements of Operations for the year ended December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$5,196	$14,124	$4,837	$(5,394)	$18,763
Cost of revenues	4,639	11,044	4,222	(5,394)	14,511

Gross profit	557	3,080	615	–	4,252

Selling, general and administrative expense	679	4,499	832	–	6,010
Research and development expense	1,085	1,654	389	–	3,128
Amortization of intangibles
Acquired technology and other	–	574	–	–	574
Goodwill	22	1,561	498	–	2,081
Deferred Stock Option Compensation	18	(2)	(16)	–	–
Special charges
Goodwill impairment	–	1,257	982	–	2,239
Other special charges	505	1,654	780	–	2,939
(Gain) loss on sale of businesses and assets	(5)	(90)	(5)	–	(100)

Operating earnings (loss)	(1,747)	(8,027)	(2,845)	–	(12,619)

Other income (expense) — net	306	(354)	(91)	(380)	(519)
Interest expense
Long-term debt	(145)	3	(34)	–	(176)
Other	(26)	(72)	(10)	–	(108)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(1,612)	(8,450)	(2,980)	(380)	(13,422)
Income tax benefit (expense)	1,777	309	487	–	2,573

	165	(8,141)	(2,493)	(380)	(10,849)
Minority interests — net of tax	–	–	(7)	–	(7)
Equity in net earnings (loss) of associated companies — net of tax	(11,171)	(4,744)	2	15,763	(150)

Net earnings (loss) from continuing operations	(11,006)	(12,885)	(2,498)	15,383	(11,006)
Net earnings (loss) from discontinued operations — net of tax	(2,031)	(1,320)	–	1,320	(2,031)

Net earnings (loss) before cumulative effect of accounting change	(13,037)	(14,205)	(2,498)	16,703	(13,037)
Cumulative effect of accounting change — net of tax	15	–	–	–	15

Net earnings (loss)	(13,022)	(14,205)	(2,498)	16,703	(13,022)
Dividends on preferred shares	27	–	–	–	27

Net earnings (loss) applicable to common shares	$(13,049)	$(14,205)	$(2,498)	$16,703	$(13,049)

Supplemental Consolidating Balance Sheets as of December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$(8)	$3,164	$772	$–	$3,928
Restricted cash and cash equivalents	25	37	1	–	63
Accounts receivable — net	314	1,671	520	–	2,505
Intercompany/related party accounts receivable	345	1,053	808	(2,052)	154
Inventories — net	302	565	323	–	1,190
Income taxes recoverable	13	52	25	–	90
Deferred income taxes — net	67	302	–	–	369
Other current assets	31	178	105	–	314

Total current assets	1,089	7,022	2,554	(2,052)	8,613

Investments	1,995	(7,568)	285	5,532	244
Intercompany advances	166	537	1,855	(2,558)	–
Plant and equipment — net	475	817	362	–	1,654
Goodwill	–	1,962	163	–	2,125
Intangible assets — net	40	1	45	–	86
Deferred income taxes — net	1,673	1,655	69	–	3,397
Other assets	102	60	175	–	337

Total assets	$5,540	$4,486	$5,508	$922	$16,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$3	$12	$–	$17
Trade and other accounts payable	347	406	107	–	860
Intercompany/related party accounts payable	(4,071)	3,211	2,912	(2,052)	–
Payroll and benefit-related liabilities	137	479	148	–	764
Contractual liabilities	26	309	194	–	529
Restructuring	52	138	15	–	205
Other accrued liabilities	356	1,660	451	–	2,467
Long-term debt due within one year	11	101	7	–	119

Total current liabilities	(3,140)	6,307	3,846	(2,052)	4,961

Long-term debt	1,549	127	415	–	2,091
Deferred income taxes — net	–	173	17	–	190
Other liabilities	930	1,811	203	–	2,944
Intercompany advances	11	297	2,250	(2,558)	–

	(650)	8,715	6,731	(4,610)	10,186

Minority interests in subsidiary companies	–	–	80	–	80

SHAREHOLDERS’ EQUITY
Preferred shares	536	237	–	(237)	536
Common shares	1,211	6,089	799	(6,888)	1,211
Additional paid-in capital	22,031	1,081	3,891	(4,972)	22,031
Accumulated deficit	(17,066)	(12,661)	(5,972)	18,633	(17,066)
Accumulated other comprehensive income (loss)	(522)	1,025	(21)	(1,004)	(522)

Total shareholders’ equity	6,190	(4,229)	(1,303)	5,532	6,190

Total liabilities and shareholders’ equity	$5,540	$4,486	$5,508	$922	$16,456

Supplemental Consolidating Balance Sheets as of December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$251	$2,392	$1,099	$–	$3,742
Restricted cash and cash equivalents	6	176	67	–	249
Accounts receivable — net	288	1,524	416	–	2,228
Intercompany/related party accounts receivable	4,147	994	448	(5,535)	54
Inventories — net	546	712	248	–	1,506
Income taxes recoverable	1	51	61	–	113
Deferred income taxes — net	178	615	–	–	793
Other current assets	146	395	95	–	636

Total current assets	5,563	6,859	2,434	(5,535)	9,321

Investments	1,507	(8,055)	518	6,267	237
Plant and equipment — net	425	865	399	–	1,689
Goodwill	–	1,954	65	–	2,019
Intangible assets — net	39	2	–	–	41
Deferred income taxes — net	1,077	1,510	70	–	2,657
Other assets	605	1,278	761	(1,894)	750

Total assets	$9,216	$4,413	$4,247	$(1,162)	$16,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$3	$25	$–	$30
Trade and other accounts payable	342	391	69	–	802
Intercompany/related party accounts payable	110	3,052	2,373	(5,535)	–
Payroll and benefit-related liabilities	104	298	82	–	484
Contractual liabilities	43	536	314	–	893
Restructuring	78	329	92	–	499
Other accrued liabilities	553	2,267	395	–	3,215
Long-term debt due within one year	174	14	55	–	243

Total current liabilities	1,406	6,890	3,405	(5,535)	6,166

Long-term debt	1,603	166	391	–	2,160
Deferred income taxes — net	263	84	10	–	357
Other liabilities	764	2,071	1,816	(1,894)	2,757

	4,036	9,211	5,622	(7,429)	11,440

Minority interests in subsidiary companies	–	–	94	–	94

SHAREHOLDERS’ EQUITY
Preferred shares	536	342	–	(342)	536
Common shares	1,211	6,129	1,071	(7,200)	1,211
Additional paid-in capital	22,007	1,432	4,067	(5,499)	22,007
Accumulated deficit	(17,633)	(13,447)	(6,495)	19,942	(17,633)
Accumulated other comprehensive income (loss)	(941)	746	(112)	(634)	(941)

Total shareholders’ equity	5,180	(4,798)	(1,469)	6,267	5,180

Total liabilities and shareholders’ equity	$9,216	$4,413	$4,247	$(1,162)	$16,714

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$422	$594	$214	$(800)	$430
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	75	249	110	–	434
In-process research and development expense	–	–	–	–	–
Non-cash portion of special charges and related asset write downs	9	76	2	–	87
Equity in net loss of associated companies	(351)	(404)	(9)	800	36
Stock option compensation	4	19	3	–	26
Deferred income taxes	5	(82)	69	–	(8)
Other liabilities	83	74	4	–	161
(Gain) loss on repurchases of outstanding debt securities	(4)	–	–	–	(4)
(Gain) loss on sale or write-down of investments and businesses	(7)	(4)	(40)	–	(51)
Other — net	291	(904)	(199)	–	(812)
Change in operating assets and liabilities	190	(741)	330	–	(221)
Intercompany/related party activity	(831)	1,506	(675)	–	–

Net cash from (used in) operating activities of continuing operations	(114)	383	(191)	–	78

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(41)	(85)	(46)	–	(172)
Proceeds on disposals of plant and equipment	7	28	3	–	38
Acquisitions of investments and businesses — net of cash acquired	(60)	(6)	8	–	(58)
Proceeds on sale of investments and businesses	6	101	–	–	107
Investments in subsidiaries	–	–	–	–	–

Net cash from (used in) investing activities of continuing operations	(88)	38	(35)	–	(85)

Cash flows from (used in) financing activities
Dividends on preferred shares	(35)	–	–	–	(35)
Dividends paid by subsidiaries to minority interests	–	–	–	–	–
Increase (decrease) in notes payable — net	–	4	(49)	–	(45)
Proceeds from long-term debt	–	–	–	–	–
Repayments of long-term debt	(199)	(2)	(69)	–	(270)
Repayments of capital leases payable	–	(12)	–	–	(12)
Issuance of common shares	–	–	–	–	–

Net cash from (used in) financing activities of continuing operations	(234)	(10)	(118)	–	(362)

Effect of foreign exchange rate changes on cash and cash equivalents	2	137	37	–	176

Net cash from (used in) continuing operations	(434)	548	(307)	–	(193)
Net cash from (used in) discontinued operations	175	224	(20)	–	379

Net increase (decrease) in cash and cash equivalents	(259)	772	(327)	–	186
Cash and cash equivalents at beginning of year	251	2,392	1,099	–	3,742

Cash and cash equivalents at end of year	$(8)	$3,164	$772	$–	$3,928

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(2,163)	$(1,250)	$(304)	$1,554	$(2,163)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	87	402	64	–	553
Non-cash portion of special charges and related asset write downs	199	464	29	–	692
Equity in net loss of associated companies	789	773	9	(1,554)	17
Deferred income taxes	(417)	(137)	149	–	(405)
Other liabilities	(4)	18	(13)	–	1
(Gain) loss on repurchases of outstanding debt securities	(60)	–	–	–	(60)
(Gain) loss on sale or write-down of investments and businesses	17	18	–	–	35
Other — net	447	(553)	(177)	–	(283)
Change in operating assets and liabilities	(578)	904	293	–	619
Intercompany/related party activity	91	(152)	61	–	–

Net cash from (used in) operating activities of continuing operations	(1,592)	487	111	–	(994)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(65)	(242)	(45)	–	(352)
Proceeds on disposals of plant and equipment	16	390	–	–	406
Acquisitions of investments and businesses — net of cash acquired	(5)	(24)	–	–	(29)
Proceeds on sale of investments and businesses	23	33	5	–	61

Net cash from (used in) investing activities of continuing operations	(31)	157	(40)	–	86

Cash flows from (used in) financing activities
Dividends on preferred shares	(26)	–	–	–	(26)
Decrease in notes payable — net	–	(174)	(159)	–	(333)
Proceeds from long-term debt	–	1	32	–	33
Repayments of long-term debt	(460)	(138)	(13)	–	(611)
Repayments of capital leases payable	(3)	(13)	–	–	(16)
Issuance of common shares	2,287	–	–	–	2,287
Stock option fair value increment	–	(525)	–	–	(525)

Net cash from (used in) financing activities of continuing operations	1,798	(849)	(140)	–	809

Effect of foreign exchange rate changes on cash and cash equivalents	13	45	16	–	74

Net cash from (used in) continuing operations	188	(160)	(53)	–	(25)
Net cash from (used in) discontinued operations	104	246	–	–	350

Net increase (decrease) in cash and cash equivalents	292	86	(53)	–	325
Cash and cash equivalents at beginning of year	(41)	2,306	1,152	–	3,417

Cash and cash equivalents at end of year	$251	$2,392	$1,099	$–	$3,742

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2001:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(11,006)	$(12,885)	$(2,498)	$15,383	$(11,006)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	191	2,608	575	–	3,374
Non-cash portion of special charges and related asset write downs	88	1,459	1,588	–	3,135
Equity in net loss of associated companies	11,171	4,744	(2)	(15,763)	150
Deferred income taxes	(537)	(797)	(5)	–	(1,339)
Other liabilities	(73)	85	(21)	–	(9)
(Gain) loss on sale or write-down of investments and businesses	69	253	(54)	–	268
Other — net	(458)	(371)	(629)	–	(1,458)
Change in operating assets and liabilities	522	5,227	1,294	–	7,043
Intercompany/related party activity	(2,539)	1,788	371	380	–

Net cash from (used in) operating activities of continuing operations	(2,572)	2,111	619	–	158

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(317)	(833)	(119)	–	(1,269)
Proceeds on disposals of plant and equipment	23	185	–	–	208
Acquisitions of investments and businesses — net of cash acquired	(13)	(76)	–	–	(89)
Proceeds on sale of investments and businesses	6	403	195	–	604

Net cash from (used in) investing activities of continuing operations	(301)	(321)	76	–	(546)

Cash flows from (used in) financing activities
Dividends on preferred shares	(27)	–	–	–	(27)
Increase in notes payable — net	12	(281)	39	–	(230)
Proceeds from long-term debt	1,500	10	20	–	1,530
Repayments of long-term debt	(250)	(12)	(207)	–	(469)
Repayments of capital leases payable	(3)	(18)	(5)	–	(26)
Issuance of common shares	1,800	–	–	–	1,800

Net cash from (used in) financing activities of continuing operations	3,032	(301)	(153)	–	2,578

Effect of foreign exchange rate changes on cash and cash equivalents	1	(7)	(4)		(10)

Net cash from (used in) continuing operations	160	1,482	538	–	2,180
Net cash from (used in) discontinued operations	(108)	(200)	–		(308)

Net increase (decrease) in cash and cash equivalents	52	1,282	538	–	1,872
Cash and cash equivalents at beginning of year	(93)	1,024	614	–	1,545

Cash and cash equivalents at end of year	$(41)	$2,306	$1,152	$–	$3,417

Quarterly Financial Data (Unaudited)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
(millions of U.S. dollars)	2003**	2002	2003	2002	2003	2002	2003	2002

Revenues
As previously reported		$2,520	$2,266	$2,349	$2,340	$2,785	$2,376	$2,900
As reported or restated*	$3,266	2,611	2,344	2,321	2,288	2,916	2,295	3,146
Gross profit
As previously reported		1,021	1,177	849	1,023	955	1,052	739
As reported or restated*	1,425	1,119	1,119	714	881	1,015	907	1,007
Special charges
As previously reported		184	70	827	(1)	266	111	422
As reported or restated*	86	270	81	745	(22)	200	140	407
Other income (expense) — net
As previously reported		9	100	(18)	25	(20)	5	(5)
As reported or restated*	137	(59)	144	35	57	96	95	(100)
Net earnings (loss) from continuing operations
As previously reported		(172)	186	(1,371)	109	(500)	(103)	(702)
As reported or restated*	502	(180)	133	(1,140)	(32)	(276)	(173)	(567)
Net earnings (loss) from discontinued operations — net of tax
As previously reported		–	44	2	(2)	3	164	16
As reported or restated*	27	(99)	32	5	(8)	(62)	133	55

Net earnings (loss) before cumulative effect of accounting change
As previously reported		(172)	230	(1,369)	107	(497)	61	(686)
As reported or restated*	529	(279)	165	(1,135)	(40)	(338)	(40)	(512)
Cumulative effect of accounting change
As previously reported	–	–	–	–	–	–	(8)	–
As reported or restated*	–	–	–	–	–	–	(12)	–

Net earnings (loss)
As previously reported		(172)	230	(1,369)	107	(497)	53	(686)
As reported or restated*	529	(279)	165	(1,135)	(40)	(338)	(52)	(512)

Dividends on preferred shares
As previously reported		(6)	(6)	(6)	(7)	(5)	(5)	(5)
As reported or restated*	(9)	(8)	(9)	(8)	(9)	(5)	(8)	(5)

Net earnings (loss) applicable to common shares
As previously reported		(178)	224	(1,375)	100	(502)	48	(691)
As reported or restated*	520	(287)	156	(1,143)	(49)	(343)	(60)	(517)

*	As discussed in note 3 to the accompanying consolidated financial statements and Management’s Discussions and Analysis of Financial Condition and Results of Operations — Nortel Networks Audit Committee Independent Review; restatements; related matters, the unaudited quarterly financial data for the first three quarters of 2003 and all of 2002 have been restated. A comparison of previously reported and restated unaudited quarterly financial data is presented in the tables above.

**	The fourth quarter ended December 31, 2003 had not been previously reported.

See notes 4, 7 and 10 to the accompanying consolidated financial statements for the impact of accounting changes, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the above selected financial data. Additionally, the following significant items were recorded in the fourth quarters of 2003 and 2002:

•	During the fourth quarter of 2003, revenue of $300 and gross profit of $186 was recorded related to sales of Enterprise Networks products that had been previously deferred until software revenue recognition criteria were met. The gross profit impact was partially offset by an incremental Optical Networks inventory provision of $119. Also during the fourth quarter, bad debt recoveries of $69 were recorded as a reduction to selling, general and administrative expense.

•	During the fourth quarter of 2002, bonus and fringe benefit estimates were revised which reduced operating expenses by $33 and $101, respectively.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

ITEM 9A.     Controls and Procedures

In light of the relevance of the findings of the Independent Review to the matters addressed in this Item 9A, this Item 9A first sets forth in full the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary. The balance of this Item 9A addresses, among other matters:

•	current management’s conclusions concerning our disclosure controls and procedures as at December 31, 2003 and January 10, 2005 and certain earlier dates (see “Current Management Conclusions Concerning Disclosure Controls and Procedures”);

•	information relating to the First Restatement, including a discussion of material weaknesses in internal control over financial reporting identified at the time of the First Restatement (see “Additional Background — First Restatement”);

•	information relating to the Second Restatement, including a discussion of material weaknesses in internal control over financial reporting identified over the course of the Second Restatement (see “Additional Background — Second Restatement”);

•	the determination of the Audit Committee to review the facts and circumstances leading to the restatement of revenues, as part of the Second Restatement, for specific transactions during the periods 1999 through 2002, with particular emphasis on the underlying conduct that led to the initial recognition of these revenues, which we refer to as the Revenue Independent Review (see “Revenue Independent Review”);

•	the current status of our internal control over financial reporting and expectations as to management conclusions and the independent auditor attestation required to be included in our fiscal year 2004 Annual Report on Form 10-K, or the 2004 Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act (see “Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act”);

•	remedial measures adopted by the Board of Directors pursuant to the recommendations of WCPHD, and remedial measures identified, developed and begun to be implemented by our current management, including pursuant to recommendations from D&T (see “Remedial Measures”); and

•	changes in internal control over financial reporting (see “Remedial Measures”).

* * * * * *

SUMMARY OF FINDINGS AND
OF RECOMMENDED REMEDIAL MEASURES
OF THE INDEPENDENT REVIEW

SUBMITTED TO THE AUDIT COMMITTEE
OF THE BOARDS OF DIRECTORS
OF NORTEL NETWORKS CORPORATION
AND NORTEL NETWORKS LIMITED

Wilmer Cutler Pickering Hale and Dorr LLP 2445 M Street, N.W. Washington, D.C. 20037 Huron Consulting Services LLC 99 High Street Boston, Massachusetts 02110

In late October 2003, Nortel Networks Corporation (“Nortel” or the “Company”) announced that it intended to restate approximately $900M of liabilities carried on its previously reported balance sheet as of June 30, 2003, following a comprehensive internal review of these liabilities (“First Restatement”). The Company stated that the principal effects of the restatement would be a reduction in previously reported net losses for 2000, 2001, and 2002 and an increase in shareholders’ equity and net assets previously reported on its balance sheet. Concurrent with this announcement, the Audit Committees of the Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited (collectively, the “Audit Committee” and the “Board of Directors” or “Board,” respectively) initiated an independent review of the facts and circumstances leading to the First Restatement. The Audit Committee wanted to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance, and discipline. The Audit Committee engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WCPHD”) to advise it in connection with its independent review. Because of the significant accounting issues involved in the inquiry, WCPHD retained Huron Consulting Services LLC (“Huron”) to provide expert accounting assistance. Huron has been involved in all phases of WCPHD’s work.

Scope of the Independent Review

The independent review focused initially on events relating to the establishment and release of contractual liability and other related provisions (also called accruals, reserves, or accrued liabilities) in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. (The review did not include provisioning activity in the first half of 2002 because it was not expected that any such activity could have had a material impact on the results of those quarters in light of the significant losses in those periods.) As the review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

The Audit Committee expressly directed that requested documents be promptly provided and that employees cooperate with requests for interviews; the Audit Committee instructed senior management to implement these directions throughout the Company. Over the course of the inquiry, more than 50 current and former Nortel employees were interviewed, some more than once. While the independent inquiry did not examine the work of Nortel’s external auditor, Deloitte & Touche LLP, several current and former audit engagement partners were interviewed. Hundreds of thousands of hard copy and electronic documents and emails were collected and reviewed from corporate headquarters in Brampton, from company servers, and from key employees in the business units and in the regions.

It was beyond the scope of the independent inquiry to audit or otherwise review the substantive accuracy of Nortel’s restated financial statements. As the inquiry progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to a second restatement of financial results, filed today (the “Second Restatement”). WCPHD and Huron played no role in management’s restatement efforts. It was also beyond the scope of the independent inquiry to review other aspects of Nortel’s accounting practices. The Second Restatement addresses a number of these practices.

WCPHD and Huron reported regularly to the Audit Committee on the progress of the investigation. Most, or all, of the independent and non-management Board members attended these Audit Committee briefings. The Chairs of the Audit Committee and of the Board of Directors were briefed between Audit Committee meetings to provide them with a “real time” understanding of the progress of the investigation. At the direction of the Audit Committee, WCPHD and Huron met regularly with new management and the Company’s external auditors to provide facts developed through the inquiry, so both would have this information as they proceeded through the Second Restatement. WCPHD and Huron also briefed Canadian and U.S. regulators on a regular basis. The Audit Committee has reviewed in detail the findings of the independent review and the recommended remedial measures, and it has adopted those findings and proposed remedial measures in their entirety. This synopsis summarizes those findings and proposed remedial measures.

Summary of Findings of the Independent Review

The investigation necessarily focused on the financial picture of the Company at the time that decisions were made and actions were taken regarding provisioning activity. Because of significant changes to financial results reflected in the Second Restatement, the restated financial results differ from the historical results that formed the backdrop for this inquiry.

In summary, former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with U.S. generally accepted accounting principles (“U.S. GAAP”) in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed pro-forma earnings before taxes (“EBT”) targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003. This conduct caused Nortel to report a loss in the fourth quarter of 2002 and to pay no employee bonuses, and to achieve and maintain profitability in the first and second quarters of 2003, which, in turn, caused it to pay bonuses to all Nortel employees and significant bonuses to senior management under bonus plans tied to a pro forma profitability metric.

The failure to follow U.S. GAAP with respect to provisioning can be understood in light of the management, organizational structure, and internal controls that characterized Nortel’s finance organization. These characteristics, discussed below, include:

•	Management “tone at the top” that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable;

•	Lack of technical accounting expertise which fostered accounting practices not in compliance with U.S. GAAP;

•	Weak or ineffective internal controls which, in turn, provided little or no check on inaccurate financial reporting;

•	Operation of a complicated “matrix” structure which contributed to a lack of clear responsibility and accountability by business units and by regions; and

•	Lack of integration between the business units and corporate management that led to a lack of transparency regarding provisioning activity to achieve internal EBT targets.

Nortel posted significant losses in 2001 and 2002 and downsized its work force by nearly two-thirds. The remaining employees were asked to undertake significant additional responsibilities with no increase in pay and no bonuses. The Company’s former senior corporate management asserted, at the start of the inquiry, that the Company’s downturn, and concomitant downsizing of operations and workforce, led to a loss of documentation and a decline in financial discipline. Those factors, in their view, were primarily responsible for the significant excess provisions on the balance sheet as of June 30, 2003, which resulted in the First Restatement. While that downturn surely played a part in the circumstances leading to the First Restatement, the root causes ran far deeper.

When Frank Dunn became CFO in 1999, and then CEO in 2001, he drove senior management in his finance organization to achieve EBT targets that he set with his senior management team. The provisioning practices adopted by Dunn and other finance employees to achieve internal EBT targets were not in compliance with U.S. GAAP, particularly Statement of Financial Accounting Standards Number 5 (“SFAS 5”). SFAS 5, which governs accounting for contingencies, requires, among other things, a probability analysis for each risk before a provision can be recorded. It also requires that a triggering event — such as resolution of the exposure or a change in estimate — occur in the quarter to warrant the release of a provision. Dunn and other finance employees recognized that provisioning activity — how much to reserve for a particular exposure and when that reserve should be released — inherently involved application of significant judgment under U.S. GAAP. Dunn and others stretched the judgment inherent in the provisioning process to create a flexible tool to achieve EBT targets. They viewed provisioning as “a gray area.” They became comfortable with the concept that the value of a provision could be reasonably set at virtually any number within a wide range and that a provision release could be justified in a number of quarters after the quarter in which the exposure, which formed the basis for the provision, was resolved. Dunn and others exercised their judgment strategically to achieve EBT targets.

Third quarter, 2002.   At the direction of then-CFO Doug Beatty, a company-wide analysis of accrued liabilities on the balance sheet was launched in early August 2002. The CFO and the Controller, Michael Gollogly, learned that this analysis showed approximately $303M in provisions that were no longer required and were available for release. The CFO and the Controller, each a corporate officer, knew, or ought to have known, that excess provisions, if retained on the balance sheet, would cause the Company’s financial statements to be inaccurate and that U.S. GAAP would have required either that such provisions be released in that period and properly disclosed, or that prior period financial statements be restated. Instead, they permitted finance employees in the business units and in the regions to release excess accruals into income over the following several quarters. They acted in contravention of U.S. GAAP by failing to correct the Company’s financial statements to account for the significant excess accrued liabilities. Neither the CFO nor the Controller advised the Audit Committee and/or the Board of Directors that significant excess provisions on the balance sheet had been identified and that the Company’s financial statements might be inaccurate, nor did either suggest such information should be disclosed in the Company’s financial statements.

As a result of this company-wide review, senior finance employees recognized that their respective business unit or region had excess provisions on Nortel’s balance sheet, and directed other finance employees to track these excess provisions. Nortel finance employees had their own distinct term for a provision on the balance sheet that was no longer needed — it was “hard.” Each business unit developed, in varying levels of detail and over varying periods of time, internal “hardness” schedules that identified provisions that were no longer required and were available for release. Finance employees treated provisions identified on these schedules as a pool from which releases could be made to “close the gap” between actual EBT and EBT targets in subsequent quarters.

Fourth quarter, 2002.   By mid-2002, employees throughout the Company were being recruited by other companies and morale was low. Corporate management sought to retain these employees but recognized that other public companies had come under criticism for awarding “stay” bonuses in the face of enormous losses. At management’s recommendation, the Board determined to reward employees with bonuses under bonus plans tied to profitability. One plan, the Return to Profitability (“RTP”) bonus, contemplated a one-time bonus payment to every employee, save 43 top executives, in the first quarter in which the Company achieved pro forma profitability. The 43 executives were eligible to receive 20% of their share of the RTP bonus in the first quarter in which the Company attained profitability, 40% after the second consecutive quarter of cumulative profitability, and the remaining 40% upon four quarters of cumulative profitability. In order for the RTP bonuses to be paid, pro forma profits had to exceed, by at least one dollar, the total cost of the bonus for that quarter. Another plan, the Restricted Stock Unit (“RSU”) plan, made a significant number of share units available for award by the Board to the same 43 executives in four installments tied to profitability milestones. Once a milestone was met, the Board had discretion whether to make the award.

Through the first three quarters of 2002, Nortel experienced significant losses, and management reported to the Board that it expected losses would continue in the fourth quarter. After the initial results for the business units and regions were consolidated, they showed that Nortel unexpectedly would achieve pro forma profitability in the fourth quarter. Frank Dunn, who had been promoted to CEO in 2001, understood that profitability had been attained from an operational standpoint but determined that it was unwise to report profitability and pay bonuses in the fourth quarter because performance for the rest of the year had been poor. He determined that provisions should be taken to cause a loss for the quarter. Over a two day period late in the closing process, the CFO and the Controller worked with employees in the finance organizations in the business units, the regions, and in global operations, to identify and record additional provisions totaling more than $175 million. All of these provisions were recorded “top-side” — that is, by employees in the office of the Controller based on information provided by the business units, regions and global operations — because of the late date in the closing process on which they were made. Nortel’s results for the fourth quarter of 2002 turned from an unexpected profit into the loss previously forecasted by management to the Board of Directors. Neither the CEO, the CFO, nor the Controller advised the Audit Committee and/or the Board of Directors of this concerted provisioning activity to improperly turn a profit into a loss. Nortel has since determined that many of these provisions were not recorded in compliance with U.S. GAAP, and has reversed those provisions in the Second Restatement. The loss then reported by Nortel in the fourth quarter meant that no employee bonuses were paid for that quarter.

First quarter, 2003.   While Nortel had announced publicly that it expected to achieve pro forma profitability in the second quarter of 2003, Dunn told a number of employees that he intended to achieve profitability one quarter earlier, and he established internal EBT targets for each business unit and for corporate to reach that goal. At Dunn’s direction, “roadmaps” were developed to show how the targets could be achieved. These roadmaps made clear that the internal EBT targets for the quarter could only be met through release from the balance sheet of excess provisions that lacked an accounting trigger in the quarter. At the request of finance management in each business unit, finance employees identified excess, or “hard,” provisions from the balance sheet, and, together, they determined which provisions to release to close the gap and meet the internal EBT targets. That release activity was supplemented by releases, directed by the CFO and by the Controller, of excess corporate provisions that had been identified in the third quarter of 2002 as available for release. Releases of provisions by corporate and by each business unit and region, including excess provisions, totaling $361M, enabled Nortel to show a consolidated pro forma profit in the first quarter, notwithstanding that its operations were running at a loss. The Finance Vice Presidents of the business units and two of the three regions, the Asia Controller, the CFO, the Controller, and the CEO knew, or ought to have known, that U.S. GAAP did not permit the release, without proper justification, of excess provisions into the income statement. Nortel has since determined that many of these releases in this quarter were not in accordance with U.S. GAAP, and has reversed those releases in the First and Second Restatements and restated the releases into proper quarters.

When presenting the preliminary results for the quarter to the Audit Committee, the Controller inaccurately represented that the vast majority of these releases were “business as usual” and in compliance with U.S. GAAP, and that the remaining releases were one time, non-recurring events and in compliance with U.S. GAAP. Further, the CFO and the Controller failed to advise the Audit Committee and/or the Board of Directors that release of excess corporate provisions was required to achieve profitability and make up for the shortfall in operational results; that such releases were needed to cover the cost of the bonus compensation; that no event in the quarter triggered the releases (as required by U.S. GAAP); that the releases implicated Staff Accounting Bulletin 99 (relating to materiality) because they turned a loss for the quarter into a profit; and that they retained a significant amount of excess provisions on the balance sheet to be used, when needed, in a subsequent quarter. In separate executive sessions held by the Audit Committee with the CFO and the Controller, neither the CFO nor the Controller raised quality of earnings issues nor questioned the payment of the RTP bonus. Based on management’s representations, the Audit Committee approved the quarterly results, and the Board approved the award of the RTP bonus.

Second quarter, 2003.   Seeking to continue to show profitability in the second quarter and meet the first RSU milestone and the second tranche of the RTP bonus, senior corporate management developed internal EBT targets to achieve pro forma profitability. As was the case in the first quarter, it became clear during the quarter that operational results would be a loss. At the request of finance management in each business unit, finance employees again identified “hard” provisions from the balance sheet, and, together, they determined which provisions to release to close the gap and achieve the internal EBT targets. Nortel has since determined that many of these releases were not in accordance with U.S. GAAP, and has reversed those releases in the First and Second Restatements and restated the releases into proper quarters. In both the first and second quarters of 2003, the dollar value of many individual releases was relatively small, but the aggregate value of the releases made the difference between a pro forma loss and profit in each quarter.

The CEO, the CFO and the Controller failed to advise the Audit Committee or the Board of Directors that operations of the business units were running at a loss during the second quarter and that the validity of many of the numerous provision releases, totaling more than $370 million, could be questionable. Based on management’s representations, the Audit Committee approved the quarterly results, and the Board approved payment of the second tranche of the RTP bonus and awarded restricted stock under the RSU plan.

Third and fourth quarters, 2003.   In light of concerns raised by the inappropriate accounting judgments outlined above, the Audit Committee expanded its investigation to determine whether excess provisions were released to meet internal EBT targets in each of these two quarters. No evidence emerged to suggest an intent to release provisions strategically in those quarters to meet EBT targets. Given the significant volume of provision releases in these two quarters, the Audit Committee directed management to review provision releases, down to a low threshold, using the same methods used to evaluate the releases made in the first half of the year. This review has resulted in additional adjustments for these quarters, which are reflected in the Second Restatement.

Governing Principles for Remedial Measures

The Audit Committee asked WCPHD to recommend governing principles, based on its independent inquiry, to prevent recurrence of the inappropriate accounting conduct, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The recommendations developed by WCPHD and provided to the Audit Committee were directed at:

•	Establishing standards of conduct to be enforced through appropriate discipline;

•	Infusing strong technical skills and experience into the finance organization;

•	Requiring comprehensive, on-going training on increasingly complex accounting standards;

•	Strengthening and improving internal controls and processes;

•	Establishing a compliance program throughout the Company which is appropriately staffed and funded;

•	Requiring management to provide clear and concise information, in a timely manner, to the Board to facilitate its decision-making; and

•	Implementing an information technology platform that improves the reliability of financial reporting and reduces the opportunities for manipulation of results.

These recommendations were grouped into three categories — people, processes and technology — and are discussed below:

•	People

An effective “tone at the top” requires effective policies and procedures, but these alone are not sufficient. Those who manage and lead the Company, and are its officers, must exercise the highest fiduciary duties to the Company and shareholders and must be accountable, both to corporate management and the Board, for accurately reporting financial results.

Based on periodic reports by WCPHD on the progress of the independent inquiry, the Audit Committee recommended, and the Board of Directors approved, termination for cause of the CEO, the CFO, the Controller, and seven additional senior finance employees. The Board of Directors determined that each of these individuals had significant responsibilities for Nortel’s financial reporting as a whole, or for their respective business units and geographic regions, and that each was aware, or ought to have been aware, that Nortel’s provisioning activity, described above, did not comply with U.S. GAAP. Nortel has formally demanded the return of all bonus compensation paid to each of these individuals in 2003. Once the Board receives responses to this demand, it should determine the appropriate course of action to pursue with each of these ten former employees.

Senior corporate officers, including the four Presidents of the business units during the period covered by this inquiry, the four Presidents of the regions, and the President of Global Operations, now recognize that inappropriate activity involving provisioning occurred “on their watch.” While they lacked an understanding that certain provisioning activities in their respective business units were not in compliance with U.S. GAAP, they now recognize that such conduct was instrumental in achieving the reported results in the fourth quarter of 2002 and the first and second quarters of 2003. To demonstrate personal commitment to the governing principles stated above and to lead the Company forward, each of these officers has volunteered to return to the Company the entire RTP bonus that he or she was awarded, net of taxes already paid, and to disclaim any opportunity to receive the third and fourth installments of the RSU bonus, which the Board has accepted. In light of the Board’s expectation that senior employees of the Company will lead by example, the Board should decline to award the third and fourth tranches of the RSU plan to the remaining eligible employees, irrespective of whether the profitability metrics for such bonuses are met as a result of the Second Restatement.

The Board of Directors must make clear that it has not tolerated, and will not in the future tolerate, accounting conduct that involves the misapplication of U.S. GAAP. It must further communicate its expectation that every Nortel employee will adhere to the highest ethical standards; will have training and experience commensurate with his or her job responsibilities; and will be held accountable for his or her actions and decisions. The Board of Directors and management should continue to address the issues associated with the inappropriate use of provisions.

Recent experience has shown that the Nortel finance organization lacks sufficient technical accounting expertise. Many finance employees are “career” Nortel employees and learned accounting at Nortel. Whatever basic accounting knowledge is resident within Nortel is largely knowledge of Canadian GAAP, not U.S. GAAP. Nortel reported in accordance with Canadian GAAP until 2000, when it switched to reporting in accordance with U.S. GAAP. High quality finance employees are critical to the soundness of the Company’s financial reporting systems and controls so that the results of operations are reported accurately and in a timely manner. The Board of Directors should direct management to recruit, from outside Nortel, individuals with strong accounting and financial reporting skills and a proven record of integrity and ethical behavior to fill key finance positions. The Board should also direct management to review the training and experience of Nortel mid-level finance employees and to supplement this expertise, where appropriate, by hiring individuals from outside Nortel with strong accounting training and background.

Nortel has long had an internal “technical accounting group” to which finance employees were supposed to turn for resolution of difficult accounting questions and for technical accounting interpretations. While this practice is a sound one, the practical application has fallen short. Finance employees did not regularly turn to this group for resolution of an issue, and it was far from clear that this group had the “last word” on such issues. That technical accounting group should be led by a very senior finance executive with in-depth knowledge of, and experience in applying, U.S. GAAP. Management should be directed to conduct a benchmarking study to evaluate whether the technical accounting group is properly organized; its personnel component is consistent with other similar companies; its staff has appropriate and current expertise; and its authority to resolve accounting issues and technical interpretations is clearly defined within the organization.

Notwithstanding the enormous time and resources that the Company has devoted to restatement activities for the past year, many employees appear to lack a clear understanding of the accounting issues that gave rise to the restatements. That is perhaps not surprising in light of the lack of basic U.S. GAAP training and expertise in the finance organization. Management has taken significant steps to remedy this deficit by requiring mandatory training, developed by external consultants, and taught by knowledgeable finance employees. These remedial training programs are an important first step, but much more must be done to ensure that the finance organization is fluent in governing accounting standards and principles. Widespread training, by outside experts, at all levels of the finance organization, must continue so that all finance employees receive comprehensive training in U.S. GAAP and in the consequences of failing to follow U.S. GAAP. Going forward, management should develop in depth, on-going continuing education programs that explain continuously evolving complex accounting standards. Management should assess the staffing of its training organization, and the adequacy of its trainers. Every Nortel employee, including each finance employee, must now acknowledge annually, in writing, that he or she has read Nortel’s code of conduct and will adhere to that code. The certification for each finance employee should be expanded to include an acknowledgement that each such employee is familiar with all applicable U.S. GAAP requirements. In addition, the Board should consider whether each finance employee should be required to complete a certain number of hours of continuing professional education each year.

•	Processes

A basic component of sound corporate oversight is the control structure. Internal controls — the Company’s accounting policies, organizational structure, systems, processes, employees, leadership, and culture — working together, foster accurate financial reporting and sound disclosure in a timely manner. While management has recognized weaknesses in existing processes and controls, and has taken steps to remedy these deficiencies, more needs to be done.

Nortel is a multi-national organization that has changed organizational structure over the past several years. One legacy of this changing structure is a matrix organization in which there is no clear assignment of responsibility for assessing the adequacy and usage of contractual liability provisions; even where responsibility is clear, it is unlikely that sufficient monitoring is in place to make sure that provisioning activity is in accord with U.S. GAAP. The need for the matrix organization must be re-examined in light of the risks that it poses to financial discipline and accountability and, if a matrix structure continues to be used, clear accountability must be established.

Historically, finance employees responsible for meeting EBT targets had authority to record and release provisions. That practice must end immediately. The control organization must have sole authority to make these decisions and record these entries. The Board of Directors must insist that the re-engineering of the control organization be a management priority. In addition, the Controller and the control organization, working with the General Counsel, must develop standards of transparency in financial reporting that meet both the letter and the spirit of legal requirements.

Nortel’s written accounting policies must be reviewed and, where necessary, rewritten to ensure strict adherence to U.S. GAAP and provide numerous “real life” examples of practical applications. Procedures must be adopted to identify evolving interpretations of accounting standards and best practices under U.S. GAAP and to develop and conform Nortel’s policies in a timely manner. Employees charged with responsibility for Nortel’s accounting policies must have substantial knowledge of the strengths and weaknesses of the financial organization and knowledge of best practices in similarly situated companies and ensure that accounting practices follow Nortel’s policies. These policies must be communicated to finance and control employees, and management must stress the importance of adherence to the policies and impose sanctions if they are not followed.

The internal audit function must be strengthened and must provide an independent check on the integrity of financial reporting. Historically, Nortel’s internal auditor focused solely on “operational” reviews and had no role in determining whether Nortel’s accounting policies were in compliance with U.S. GAAP or in evaluating whether these policies were properly applied. The Audit Committee has already established new priorities for the internal auditor relating to the evaluation of risk exposures for financial reporting. Internal audit should continue its practice of proposing an annual work plan, and should ensure that the work plan focuses on the new priorities set by the Audit Committee. The Company is currently conducting a search to fill the vacant position of internal auditor. The internal audit function requires a leader with substantial experience in applying U.S. GAAP in a similarly-situated company and great familiarity in applying professional standards issued by the Institute of Internal Auditors. The internal auditor should report to the CEO to remove any potential threat to independence. The internal auditor should continue to have direct and regular access to the Board and the Audit Committee. Staffing of internal audit must be consistent with its mandate.

These governing principles are an effort to forge a framework for rebuilding the Nortel finance environment. Equally important, the Board, the CEO, and the CFO must continue to promote high ethical standards throughout the Company. Words announcing adherence to the highest standard of integrity are relatively easy to express, but it is actions, not words, that count. The Board has established the position of a Chief Ethics and Compliance Officer. The Board has also adopted a code of ethical conduct and business practices which outlines principles to guide ethical decision-making and provides practical answers to ethics questions regularly asked in the workplace. The Board should direct management to enhance significantly the existing compliance program. Together, the code and a strengthened compliance program set the tone and the standards of behavior that the Company expects from its employees. Employees must be convinced of the Company’s commitment to an ethical climate, and of the central role that they play in ensuring that the Company’s code is followed. They must view compliance with the Company’s code of conduct, standards, and control systems as a central priority, and understand they will be rewarded for ethical behavior, even if it uncovers some problem that others might prefer to remain undisclosed. On a regular basis, the Board should review the activities of the compliance office, the strength of the compliance program, and the risks it has addressed.

The Board must receive from management, in sufficient time prior to meetings, all materials necessary for it to monitor and act on business risks affecting Nortel and information relating to decisions the Board is being asked to make. The Audit Committee needs clear and concise information relating to Nortel’s financial reporting. The Board should implement a process whereby management would provide a quarterly assessment of the overall quality and transparency of Nortel’s financial reporting and suggestions for improvements in form and content, which the external auditors would review and comment. The Board’s practice of receiving all information respecting Nortel’s financial performance on a consolidated basis, and of each of its business units, only from the CFO should change. The heads of each business unit should be expected to take full responsibility for the financial results of their respective businesses and to provide quarterly presentations to the Board with the senior finance employee in that business unit. Periodically, the Audit Committee should have separate, executive sessions with the chief operations and finance employees for each business unit to discuss issues specific to their businesses.

•	Technology

Management has announced that it intends to acquire and install a SAP information technology platform to facilitate production of accurate financial results in a timely and cost effective manner. The objectives of any technology platform implemented by Nortel should include identification of existing control procedures that are redundant or inefficient; prevention/detection and correction of errors on a timely basis; prevention or detection of fraud; simplification of systems and increased productivity; reduction of opportunities for manual intervention; ability to trace transactions from start to finish; improved operation of controls; and substantive analysis of results, including both operating and financial metrics. In sum, those responsible for implementing SAP should have a strong focus on re-engineering existing processes so that the control elements intrinsic to the SAP system are effective.

* * * * * *

After thorough consideration, the Audit Committee has recommended, and the Board of Directors has approved, adoption of each of these recommendations. The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of these recommendations and intends to monitor the implementation of these principles by management.

* * * * * * [End of Independent Review Summary]

Current Management Conclusions Concerning Disclosure Controls and Procedures

In January 2005, we carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO, pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at December 31, 2003 (the end of the period covered by this report) and as at January 10, 2005. The CEO and CFO were appointed to such positions as at April 28, 2004, with the CFO having served in such capacity on an interim basis since March 15, 2004.

In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized above in the Independent Review Summary;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, D&T have identified (as more fully described below);

•	the measures we have identified, developed and begun to implement beginning in November 2003 to remedy those material weaknesses (as more fully described below);

•	our omission of 1999 and 2000 selected financial data from this report, and our decision not to amend our 2002 Form 10-K/A and our 2003 quarterly reports (as more fully described below); and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as at December 31, 2003 and January 10, 2005, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In light of this conclusion and as part of the extensive work undertaken in connection with the Second Restatement, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

The Second Restatement and other matters listed above have also resulted in the re-evaluation, in January 2005, of the effectiveness of our disclosure controls and procedures as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003. Based on these evaluations and in consideration of the Second Restatement and other matters listed above, the CEO and CFO have concluded that our disclosure controls and procedures, as at December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

These new conclusions are in contrast to conclusions reached as a result of previous evaluations carried out under the supervision and with the participation of management, including the former chief executive officer and former chief financial officer. In particular, these conclusions differ from the conclusions stated in our 2002 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 that our disclosure controls and procedures were so effective as at December 31, 2002, March 31, 2003 and June 30, 2003, respectively. They also differ from the conclusions based upon the re-evaluations carried out in December 2003 under the supervision and with the participation of management, including the former president and chief executive officer and former chief financial officer, as stated in our amended 2002 Annual Report on Form 10-K/A, or the 2002 Form 10-K/A, and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, or the 2003 Form 10-Q/As, that our disclosure controls and procedures were so effective as at December 31, 2002, March 31, 2003 and June 30, 2003, respectively, after taking into account the First Restatement and the identification of certain material weaknesses. These new conclusions also differ from the conclusions stated in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that our disclosure controls and procedures were so effective as at September 30, 2003, after taking into account the First Restatement and the identification of certain material weaknesses.

* * * * * *

Additional Background

This section provides additional information with respect to the identified material weaknesses and other deficiencies, as well as certain additional background information regarding the First Restatement and the Second Restatement.

In this report, unless otherwise indicated, the terms “material weakness” and “reportable condition” have the meanings as formerly set forth under standards established by the AICPA, which were applicable with respect to 2003. The AICPA then defined a (i) “reportable condition” as a matter that comes to an auditor’s attention that represents a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements and (ii) “material weakness” as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

First Restatement

Overview

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. Each of the former members of management terminated for cause had responsibility for their respective positions at the time of the Comprehensive Review and First Restatement. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Comprehensive Review was initiated “[I]n light of a period of unprecedented industry adjustment and subsequent restructuring actions, including workforce reductions and asset write-downs.... The amounts under review were recorded when our balance sheet and income statement were much larger. Specifically, what would have been relatively minor amounts in prior periods may be considered to be material to current periods.” As noted in the Independent Review Summary, “Nortel posted significant losses in 2001 and 2002 and downsized its work force by nearly two-thirds. The remaining employees were asked to undertake significant additional responsibilities with no additional increase in pay and no bonuses. The Company’s former senior corporate management asserted, at the start of the inquiry, that the Company’s downturn, and concomitant downsizing of operations and workforce, led to a loss of documentation and a decline in financial discipline. Those factors, in their view, were primarily responsible for the significant excess provisions on the balance sheet as at June 30, 2003, which resulted in the First Restatement. While that downturn surely played a part in the circumstances leading to the First Restatement, the root causes ran far deeper.” The root causes of the First Restatement, as identified in the Independent Review, are more fully discussed in the Independent Review Summary.

The Comprehensive Review purported to (i) identify balance sheet accounts that, as at June 30, 2003, were not supportable and required adjustment; (ii) determine whether such adjustments related to the third quarter of 2003 or prior periods; and (iii) document certain account balances in accordance with our accounting policies and procedures. The Comprehensive Review, as supplemented by additional procedures carried out between July 2003 and November 2003 to quantify the effects of potential adjustments in the relevant periods and review the appropriateness of releases of certain contractual liability and other related provisions (also called accruals, reserves or accrued liabilities) in the six fiscal quarters ending with the fiscal quarter ended June 30, 2003, formed the basis for the adjustments made to the financial statements in the First Restatement.

On December 23, 2003, we filed with the SEC the 2002 Form 10-K/A and the 2003 Form 10-Q/As reflecting the First Restatement. As disclosed in those reports, the net effect of the First Restatement adjustments was a reduction in accumulated deficit of $486 million, $171 million and $32 million as at December 31, 2002, 2001 and 2000, respectively. The following were the principal adjustments of the First Restatement:

•	Approximately $924 million and $507 million of certain liabilities (primarily accruals and provisions) carried on our previously reported consolidated balance sheet as at December 31, 2002 and 2001, respectively, were released to income in prior periods.

•	We determined to correct certain known errors previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, among other items, we made certain revenue adjustments to reflect revenue that should have been deferred instead of recognized in a particular period.

•	We made adjustments to correct errors related to deferred income tax assets and foreign currency translation accounts and made reclassification adjustments within the consolidated balance sheet to better reflect the underlying nature of certain items. These reclassifications did not impact our net assets as at the end of any period.

Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting Identified at the Time of the First Restatement

In 2003, we, together with D&T, identified a number of deficiencies in our internal control over financial reporting.

On July 24, 2003, D&T first informed the Audit Committee that deficiencies in documentary support for certain accruals and provisions on our balance sheet as at June 30, 2003 constituted a reportable condition, but not a material weakness, in our internal control over financial reporting. In particular,

D&T concluded, in respect of this reportable condition, that it was unclear, due to the lack of documentation regarding support for certain provisions and accruals, the passage of time and the turnover of personnel, as to what adjustments, if any, should have been made in prior years. D&T noted that its assessment was based on such information as was available at the date of its communication to the Audit Committee and the materiality of the underlying amounts in the context of 2003 reported results. This conclusion was initially disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

On November 18, 2003, as part of the communications by D&T to the Audit Committee with respect to D&T’s interim audit procedures for the year ended December 31, 2003, D&T informed the Audit Committee that there were two reportable conditions, each of which constituted a material weakness in our internal control over financial reporting. No other reportable conditions were communicated by D&T to the Audit Committee at the time of the First Restatement. These reportable conditions were as follows:

•	lack of compliance with established Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges; and

•	lack of compliance with established Nortel Networks procedures for appropriately applying U.S. GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52.

The foregoing material weaknesses contributed to the need for the First Restatement. Upon completion of our assessment of our internal control over financial reporting as at December 31, 2004 pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 and related SEC rules, or SOX 404, we currently expect to conclude that these material weaknesses continue to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described below.

Second Restatement

Independent Review

In late October 2003, the Audit Committee initiated the Independent Review in order to, as noted in the Independent Review Summary, “gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline.” As noted in the Independent Review Summary, “[t]he [Independent Review] focused initially on events relating to the establishment and release of contractual liability and other related provisions... in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership.... As the [Independent Review] evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the [Independent Review], the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.”

As discussed more fully above in the Independent Review Summary, the Independent Review concluded that “[i]n summary, former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with [U.S. GAAP] in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed pro-forma earnings before taxes

... targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.”

Second Restatement Process

As noted in the Independent Review Summary, “[a]s the [Independent Review] progressed, the Audit Committee directed new corporate management to examine in-depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to [the Second Restatement]....”

In addition to this examination of provisioning activity, management, including our new CFO, undertook various initiatives aimed at ensuring the reliability and integrity of the audited consolidated financial statements included in this report. As part of these efforts, our new CFO encouraged employees across our finance organization to raise any questions or concerns regarding other potential accounting errors that should be reviewed for possible adjustment in the Second Restatement. In addition, as management identified individual customer contracts and transactions for re-examination of the establishment and release of provisions, management also undertook a review of many of those contracts and transactions more generally to understand the broader nature of the original accounting for the contract or transaction. This individual contract and transaction review also identified additional accounting issues. As a result of these initiatives, management, with the assistance of outside consultants, then undertook further detailed reviews of our significant accounting policies, specific transactions and communications and other documents relating to the identified issues. As a result, the Second Restatement included adjustments to correct errors relating to a number of accounting issues other than provisioning.

In particular, management identified various errors involving recognition of revenues. To identify, assess and remedy these errors, management, assisted by outside consultants, reviewed a substantial number of individual transactions as well as significant accounting policies across all of our major product lines and geographical regions. As part of our review of individual contracts, we analyzed the relevant contractual provisions (such as delivery and acceptance terms), delivery and other data from our logistics systems, characteristics of the particular products and customers and the manner in which revenue recognition policies were applied. We also utilized databases within our accounting systems to identify additional contracts that might raise revenue recognition issues. In light of the increasing magnitude of the total revenue adjustments identified by the beginning of November 2004, the Board of Directors directed management to conduct additional focused revenue reviews in selected periods in order to test the conclusions we had reached and identify any potential additional revenue adjustments. Management has completed these reviews.

Overall in the Second Restatement, as a result of adjustments to correct errors related to revenue recognition, we increased revenues by an aggregate of $1,491 million in 2001 and $440 million in 2002. We also decreased previously reported revenues for the first three quarters of 2003 by an aggregate of $55 million. Most of these adjustments constituted the recognition of revenues that had previously been improperly recognized in prior years and should have been deferred (often over a number of years). This also had the effect of reducing previously reported revenues in 1998, 1999 and 2000 by approximately $158 million, $355 million and $2,866 million, respectively. Of these adjustments identified in the Second Restatement, approximately $1,200 million of revenues has been deferred to the fourth quarter of 2003 and to years after 2003, while approximately $250 million of revenues was permanently reversed, as described below.

In light of the total magnitude of these revenue adjustments, we present below an overview of the principal revenue adjustments required in the Second Restatement to correct accounting errors related to revenue recognition and the general circumstances that gave rise to them. In addition, as described under “Revenue Independent Review”, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The Revenue Independent Review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues, and will consider any appropriate additional remedial measures, including those involving internal controls and processes.

•	Title and delivery—An increase of $1,624 million in 2001 and $211 million in 2002.

Of this amount, we made adjustments of approximately $870 million in 2001 and $200 million in 2002 to correct errors relating to passage of product title or risk of loss. Both employee input and our review of the broader original accounting treatment of certain individual contracts identified a specific customer contract as warranting re-examination of the timing of revenue recognition relative to the timing of passage of product title. Following a detailed review, we determined that revenues had been recorded erroneously before title had passed. We also reviewed other similar contracts and determined that corrections were also required where title or risk of loss had not passed. These corrections principally impacted North American contracts in our Optical and Wireline businesses.

Some of the adjustments related to title and risk of loss issues described above resulted in a permanent reversal of revenues, rather than a deferral of revenues to later periods. In certain cases, revenues were recognized in error in a particular period (before title had passed and the criteria for revenue recognition had been met) and a bad debt expense was subsequently recorded due to collectibility issues. In such cases, both entries were reversed. Following those corrections, if title in fact never passed or the other criteria were never met, and the customer failed to pay, the revenues were not recognized in subsequent periods but instead permanently reversed. We permanently reversed a total of approximately $150 million of revenues in 2000 and $25 million in 2001 as a result of title and risk of loss adjustments.

We also identified errors related to title and delivery issues in connection with arrangements known as “bill and hold” transactions, in which revenue is recognized before actual delivery of the product. Corrections of these errors resulted in the deferral of revenue into later periods, which had the effect of a net increase to revenues of approximately $760 million in 2001 and $10 million in 2002. Our scrutiny of this issue was similarly prompted by employee input. In this situation, we determined that the relevant accounting policy had been incorrectly applied to a number of contracts, and revenues were recognized where the relevant criteria had not been fully met. In reviewing individual contracts, we examined, among other things: whether significant product returns had occurred in later periods, the accounts receivable history, whether better pricing was provided for the particular purchase order to incent a customer to enter into a bill and hold arrangement, whether purchase orders were eventually placed by the customer and whether third-party corroboration was available as to whether the arrangement was at the request of the customer or Nortel Networks. As a result of our consideration of these factors, we deferred all revenues associated with bill and hold arrangements to subsequent periods. We no longer recognize revenue on bill and hold arrangements before delivery occurs and all other criteria of revenue recognition are fully met.

•	Undelivered elements and liquidated damages—A decrease of $190 million in 2001 and an increase of $45 million in 2002.

Another area of review prompted by our review of the broader original accounting treatment of certain individual contracts was related to certain optical product transactions where revenues related to undelivered product elements were erroneously recognized. In these cases, revenues for customer orders were recognized upon delivery of interim product solutions pending the availability of the later generation optical product that the customer had ordered. In this circumstance, revenues for the order should have been deferred until the undelivered element was delivered as we did not have evidence supporting the fair value of the undelivered element. Accordingly, we restated the recorded revenues, deferring recognition to subsequent periods, which had the effect of a net decrease to revenues of approximately $40 million in 2001 and an increase to revenues of approximately $190 million in 2002.

We also focused on accounting for software revenue recognition more generally, particularly in our Optical business. In Fall 2004, we sought the views of the SEC’s Office of the Chief Accountant, or OCA, on one issue with respect to our historical and continuing accounting treatment under U.S. GAAP of revenues recognized on sales of certain optical products containing embedded software. We advised the OCA that we believed our historical accounting treatment of these optical products was appropriate, and we were fully supported in this conclusion by D&T. We, in consultation with D&T, nevertheless decided to obtain the views of the OCA on our analysis and conclusions due to the judgments involved in the applicable accounting analysis and the significant impact a different conclusion could have had on our reported revenues (namely, the deferred recognition of substantial revenues over a number of subsequent years). Following discussions with us, the OCA did not approve or disapprove our accounting in this area, and we concluded that we would not make any adjustments to our accounting treatment of the sales of these optical products as part of the Second Restatement.

We also considered revenue recognition policies related to post-contract support, or PCS, with respect to all business lines, and identified certain Enterprise products that presented issues. For these products, we recognized revenues at the time of delivery of the product but before completion of PCS or other future services agreed to in the contract. Because in some cases we did not have vendor specific objective evidence of fair value for those services (for example, where we made available free software upgrades on our website), U.S. GAAP requires the revenues to be recognized over the PCS period. Accordingly, we corrected this error and deferred the revenues to subsequent periods, resulting in a net decrease to revenues of approximately $140 million in 2001 and $155 million in 2002.

•	Fixed or determinable fees—An increase of $133 million in 2002.

As a result of our focus on accounting for software revenue recognition more generally as described above, we identified a specific contract for which revenue for sales had been recognized but the criteria for revenue recognition had not been met, including the criteria that contract fees be either fixed or determinable. Accordingly, we corrected this error and deferred the revenues to subsequent periods when customer payments became due and all criteria for revenue recognition were met.

•	Reseller transactions—An increase of $151 million in 2001.

As a result of employee input, we determined that a certain reseller lacked economic substance apart from Nortel Networks at the time of the relevant transaction. In such a case, we should have deferred revenues and recognized them only upon the reseller’s sale of the products to an end customer. Accordingly, we corrected this error and deferred the revenues to subsequent periods.

•	Reciprocal arrangements—A decrease of approximately $55 million in 2000 and $20 million in 2001.

In our review of a particular contract in connection with other issues described above, we determined that it also involved a reciprocal arrangement with the customer. Instead of recognizing the full amount of revenues we received on the sale of products or services, the amounts we paid the customer under the reciprocal arrangement should have been treated as a reduction of revenues. Through our review of a substantial number of individual contracts, as noted above, we also identified a limited number of other reciprocal arrangements, which were recorded as permanent reductions in revenue.

•	Application of SOP 81-1 and other revenue recognition items—A decrease of approximately $40 million in 2001 and an increase of approximately $80 million in 2002.

As we continued to review the application of our accounting policies, as well as specific contracts, we discovered errors related principally to the incorrect application of percentage of completion accounting for certain transactions. Our review also included an analysis of the accounting for product credits, liquidated damages and other incentives. We corrected these errors, which resulted in both deferrals of revenues to subsequent periods and movement of revenues to earlier periods.

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following (as described in more detail below):

•	our foreign exchange accounting, as part of the plan to address the identified material weakness related to foreign currency translation described above;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	special charges relating to inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations.

In sum, the key components of the Second Restatement process were as follows:

•	involvement and oversight by current senior finance personnel, with regular communications to the global finance organization to monitor progress and ensure consistency, and open and regular dialogue with our external auditors;

•	maintenance of a restatement database to track issues and adjustments;

•	establishment of a process to evaluate certain provisions and releases that may not have been fully addressed in the First Restatement, including a review of all First Restatement processes, and enhanced balance sheet reviews at the business unit, regional and statutory entity levels;

•	establishment of processes to evaluate certain potential restatement items related to our revenue recognition policies and practices and other accounting issues;

•	validation processes, including detailed review of supporting documentation to ensure adjustments were appropriately substantiated; and

•	identification, development and initial implementation of remedial actions, as further described under “Remedial Measures” below.

As discussed above under “Current Management Conclusions Concerning Disclosure Controls and Procedures”, as a result of the extensive work undertaken in connection with the Second Restatement, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Principal Adjustments

The following are the principal Second Restatement adjustments:

•	Adjustments to the previously reported 2003 quarterly revenues and net earnings applicable to common shares as follows:

•	a decrease of $81 million in previously reported revenues and $108 million in previously reported net earnings applicable to common shares for the first quarter of 2003, resulting in our reporting a net loss rather than net earnings for the period;

•	a decrease of $52 million in previously reported revenues and $149 million in previously reported net earnings applicable to common shares for the second quarter of 2003, resulting in our reporting a net loss rather than net earnings for the period; and

•	an increase of $78 million in previously reported revenues and a decrease of $68 million in previously reported net earnings applicable to common shares for the third quarter of 2003.

•	An increase of $440 million in previously reported revenues and a reduction of $456 million in previously reported net loss applicable to common shares for the year ended December 31, 2002, with the following adjustments on a quarterly basis:

•	an increase of $246 million in previously reported revenues and a decrease of $174 million in previously reported net loss applicable to common shares for the first quarter of 2002;

•	an increase of $131 million in previously reported revenues and a decrease of $159 million in previously reported net loss applicable to common shares for the second quarter of 2002;

•	a decrease of $28 million in previously reported revenues and $232 million in previously reported net loss applicable to common shares for the third quarter of 2002; and

•	an increase of $91 million in previously reported revenues and $109 million in previously reported net loss applicable to common shares for the fourth quarter of 2002.

•	An increase of $1,491 million in previously reported revenues and a reduction of $917 million in previously reported net loss applicable to common shares for the year ended December 31, 2001.

The principal adjustments primarily relate to the following matters (each of which reflects a number of related adjustments that have been aggregated for disclosure purposes):

•	Adjustments to revenues and cost of revenues to address various aspects of our revenue recognition policies and practices increased revenues by a total of $440 million in 2002 and $1,491 million in 2001, and increased cost of revenues by a total of $149 million in 2002 and $422 million in 2001. The revenue matters adjusted are discussed in detail above under “Second Restatement Process”.

•	Foreign exchange adjustments increased our pre-tax loss by a total of $57 million in 2002 and $113 million in 2001. These adjustments resulted from the re-examination of the determination of the functional currency for certain entities and the incorrect treatment of significant long-term inter-company positions, and the incorrect classification of certain foreign exchange gains and losses.

•	Correction of certain inter-company balances that did not properly eliminate upon consolidation and related provisions resulted in a decrease of $36 million and an increase of $42 million to pre-tax loss for 2002 and 2001, respectively.

•	Adjustments to previously recorded special charges relating to goodwill, inventory impairment, contract settlement costs and other charges resulted in a total decrease to special charges of $77 million in 2002 and $150 million in 2001. These adjustments consisted primarily of the following:

•	inventory impairments incorrectly classified as special charges were reclassified to cost of revenues; and

•	contract settlement costs and other items were adjusted primarily due to changes in estimates and/or assumptions that were previously recorded in the incorrect period.

•	Corrections to various accruals, provisions or other transactions, primarily due to the incorrect application of U.S. GAAP to the initial recording of such liabilities, or the failure to subsequently adjust such liabilities in the correct period, resulted in a decrease of $324 million and an increase of $47 million in our net loss in 2002 and 2001, respectively.

•	Adjustments to the accounting treatment of certain components of discontinued operations, initially recorded by us in June 2001, resulted in an increase of $122 million and a decrease of $493 million to the net loss from discontinued operations — net of tax in 2002 and 2001, respectively.

For additional information concerning adjustments made in the Second Restatement, see notes 3 and 23 to the accompanying audited consolidated financial statements and “—Developments in 2004—Restatements” in the MD&A section of this report.

Use of Estimates in Financial Reporting; Omission of 1999 and 2000 Selected Financial Data; Decision Not to Amend Certain Previous Filings

As described above, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. During the Second Restatement process, a number of additional material weaknesses in our internal control over financial reporting were identified, as described below. Due to, among other factors, these material weaknesses, the significant turnover in our finance personnel, changes in accounting systems, documentation weaknesses and the passage of time generally, the Second Restatement involved the efforts of hundreds of our finance personnel and a number of outside consultants and advisors. As described above, the process required the review and verification of a substantial number of documents and communications, and related accounting entries, over multiple fiscal periods.

In addition, the review of accruals and provisions and the application of accounting literature to certain matters in the Second Restatement, including revenue recognition, foreign exchange, special charges and discontinued operations, was complicated by the passage of time, the lack of availability of supporting records and the turnover of finance personnel noted above. As a result of this complexity, estimates and assumptions that impact both the quantum of the various recorded adjustments and the fiscal period to which they were attributed were required in the determination of certain of the Second Restatement adjustments. We believe the procedures followed in determining such estimates were appropriate and reasonable using the best available information.

Also as a result of the above factors, as well as a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in the telecommunications industry beginning in 2001, we believe that extensive additional efforts over an extended period of time would be required to restate our 1999 and 2000 selected financial data. We also believe that selected financial data for these periods would not be meaningful to investors due to this industry adjustment, which significantly impacted our financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. Given the long delay in filing the Reports, we believed that investor understanding would be better aided by the dedication of our resources to the preparation of the current financial and other information included in this and future reports. As a result, except for the selected balance sheet data as at December 31, 2000, financial data for the years ended December 31, 1999 and 2000 has not been restated or presented in the “Selected Financial Data (Unaudited)” section of this report. This omitted data is normally required to be included in an Annual Report on Form 10-K.

A number of our and NNC’s past filings with the SEC remain subject to ongoing review by the SEC’s Division of Corporation Finance (which could result in the need to amend this or our other filings). In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, for the same reasons discussed above, we do not believe that it would be feasible for us to amend our 2002 Form 10-K/A. In addition, we believe that amended disclosure in the 2002 Form 10-K/A, 2003 Form 10-Q/As and 2003 Form 10-Q would in large part repeat the disclosure in this report and expected to be contained in the 2004 Form 10-Qs. Accordingly, we do not plan to amend our 2002 Form 10-K/A, 2003 Form 10-Q/As or 2003 Form 10-Q. We believe that we have included in this report all information needed for current investor understanding and will take similar steps in our 2004 Form 10-Qs.

Material Weaknesses in Internal Control over Financial Reporting Identified During the Second Restatement

Over the course of the Second Restatement process, we, together with D&T, identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as at December 31, 2003. In September 2004, management first notified the Audit Committee of the possibility of additional material weaknesses. Over the remainder of the Second Restatement process, management and D&T identified a total of six material weaknesses. On January 10, 2005, D&T confirmed to the Audit Committee that it had identified these six material weaknesses. No other reportable conditions were identified by us or D&T at the time of the Second Restatement. The material weaknesses identified were:

•	lack of compliance with written Nortel Networks procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel Networks procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel Networks personnel; and

•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment. As reported in the Independent Review Summary included above, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

The foregoing material weaknesses contributed to the need for the Second Restatement. Upon completion of our assessment of our internal control over financial reporting as at December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described below.

* * * * * *

Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act

As noted in “MD&A—Risk factors/Forward looking statements”, our 2004 Form 10-K must comply with SOX 404, which requires management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. As noted above, upon completion of our assessment of our internal control over financial reporting as at December 31, 2004, we currently expect to conclude that the first five of the six material weaknesses in our internal control over financial reporting described immediately above continue to exist as at December 31, 2004 (and also constitute “material weaknesses” as now defined under standards established by the Public Company Accounting Oversight Board). Accordingly, management expects to conclude that our internal control over financial reporting as at December 31, 2004 is ineffective, and D&T has advised us that they expect their report on management’s assessment of internal control over financial reporting also to indicate that internal control over financial reporting is ineffective.

* * * * * *

Revenue Independent Review

As more fully described above, over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to previously reported revenues, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The Revenue Independent Review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will seek a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with the Revenue Independent Review.

* * * * * *

Remedial Measures

At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of these recommendations and will monitor their implementation. In addition, we have identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, including pursuant to recommendations from D&T. These measures are in the process of being reviewed in light of the recommendations of the Independent Review and certain of these measures may be superseded by the plans for the implementation of the recommendations of the Independent Review. A summary of these measures, as well as previously announced personnel actions, follows.

•	Personnel Actions in Response to the First Restatement and Independent Review.

•	We terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004).

•	We terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

•	Renewed Commitment to Best Corporate Practices and Ethical Conduct.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer (which has been filled on an interim basis pending the permanent appointment of Susan E. Shepard, as now announced).

•	Over the course of the Second Restatement, our current CEO and current CFO have communicated to employees the importance of the Second Restatement process, reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved that financial accountability be included as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	Extended Balance Sheet Reviews.

•	We have developed a plan to extend our balance sheet reviews through the implementation of enhanced review procedures to:

•	require greater frequency of timely statutory and segment balance sheet reviews,

•	clarify responsibilities within Nortel Networks for organizing balance sheet reviews, and

•	establish minimum documentation requirements with respect to balance sheet entries.

•	As part of the initial development of this plan, in the first quarter of 2004, we increased our focus on the review of specific balance sheet accounts.

•	Review of Finance Department Organizational Structure. We announced, and began to implement, plans to transform our finance organization, which include a renewed commitment to transparency as a fundamental goal. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and establish global contract review and global finance governance teams.

•	We engaged Accenture, a global management consulting and technology services firm, in the third quarter of 2004 to assess the finance organization’s structure, processes and systems, with an expected assessment completion date of March 2005.

•	We established a global corporate finance Sarbanes-Oxley compliance group beginning in the third quarter of 2004.

•	We have hired additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO and controller in March 2004.

•	Training Initiatives.

•	We re-established our formal training group (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally. The group’s focus includes training with respect to SFAS No. 5; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and SFAS No. 52.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our Internal Audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review is to ensure that internal audit continues to meet professional internal audit standards and moves towards audit best practices.

•	Manual Journal Entry Processes.

•	In the fourth quarter of 2003, we began to modify our manual journal entry processes by implementing new procedures, with a focus on approvals of manual journal entries, more stringent documentation processes and reduction of user access to manual journal entry functions.

As noted above, we continue to identify, develop and begin to implement remedial measures, including the development of a detailed plan and timetable for the implementation of the recommendations of the Independent Review. As part of the Revenue Independent Review, the Audit Committee will also consider any appropriate additional remedial measures, including those involving internal controls and processes.

The above mentioned changes in internal control over financial reporting materially affected our internal control over financial reporting, and these changes and expected changes as a result of remedial measures to be developed and implemented are reasonably likely to materially affect our internal control over financial reporting in the future. We intend to continue to make ongoing assessments of our internal controls and procedures periodically and as a result of the recommendations of the Independent Review and any additional recommendations of the Revenue Independent Review.

ITEM 10.	Directors and Executive Officers of the Registrant

Directors of the registrant

     The Company’s directors are also directors of Nortel Networks Corporation. Each person who is appointed or elected to the board of directors will hold that position until the earliest of: (i) the close of the next annual meeting of shareholders; (ii) the date he or she ceases to be a director by operation of law; or (iii) the date he or she resigns.

     The committee on directors of Nortel Networks Corporation and the boards of directors of the Company and Nortel Networks Corporation remain committed to ensuring an orderly succession, continuity and renewal. This process was commenced in 2003 and resulted in the appointment of Dr. Bischoff and Mr. Manley in the second quarter of 2004. On January 10, 2005, the committee on directors of Nortel Networks Corporation advised the board of directors that five of the current directors have decided not to stand for re-election to the board of directors of the Company, and to the board of directors of Nortel Networks Corporation at the next annual and special meeting of shareholders of Nortel Networks Corporation to be held as soon as practicable after the completion and filing of the 2004 and 2003 audited annual financial statements (the “AGM”). These directors and the year of their initial election to the board of directors are: Mr. Wilson (1991), Mr. Fortier (1992), Mr. Smith (1994), Mrs. Saucier (1997) and Mr. Blanchard (1997). All of the current members of the board of directors of the Company and Nortel Networks Corporation who will not be standing for re-election are committed to continuing in their current roles until the next AGM. The committee on directors has identified two additional candidates not listed below, who the board of directors expects will be nominated as directors of the Company, and as directors of Nortel Networks Corporation at the next AGM. On January 10, 2005, the board of directors of Nortel Networks Corporation appointed Mr. McCormick and Mr. Pearce directors of Nortel Networks Corporation effective immediately after the filing with the United States Securities and Exchange Commission of the Annual Report on Form 10-K of Nortel Networks Corporation for the year ended December 31, 2003 (NNC Form 10-K). As a result of the filing of the NNC Form 10-K, the appointment of Mr. McCormick and Mr. Pearce became effective on January 11, 2005. The board of directors of the Company also appointed Mr. McCormick and Mr. Pearce directors of the Company, effective immediately after the filing with the United States Securities and Exchange Commission of this Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (NNL Form 10-K). In addition, on January 17, 2005, the boards of directors of the Company and Nortel Networks Corporation appointed Messrs. McCormick and Pearce to the joint leadership resources committee of the Company and Nortel Networks Corporation, effective immediately after the filing of this NNL Form 10-K.

     Set out below is certain information concerning the individuals who currently have been nominated to be elected as directors of the Company, and who have also been nominated for election as directors of Nortel Networks Corporation at the next AGM and certain information concerning the five directors who will not be standing for re-election as directors of the Company, or as directors of Nortel Networks Corporation at the AGM.

Name	Age	Position with the Company

Dr. Manfred Bischoff	62	Director

The Hon. James Johnston Blanchard	62	Director (not standing for re-election)

Robert Ellis Brown	59	Director

John Edward Cleghorn	63	Director

L. Yves Fortier	69	Director (not standing for re-election)

Robert Alexander Ingram	62	Director

John A. MacNaughton	59	Nominee

The Hon. John Manley	55	Director

Richard D. McCormick	64	Nominee

William Arthur Owens	64	President and Chief Executive Officer and Director

Harry J. Pearce	62	Nominee

Name	Age	Position with the Company

Guylaine Saucier	58	Director (not standing for re-election)

Sherwood H. Smith, Jr.	70	Director (not standing for re-election)

Lynton Ronald Wilson	64	Chairman (non-executive) and Director (not standing for re-election)

DR. MANFRED BISCHOFF, 62, Starnberg, Federal Republic of Germany, was appointed a director of the Company and Nortel Networks Corporation on April 29, 2004. Dr. Bischoff has been Chairman of the Board of European Aeronautic Defence and Space Company EADS N.V., an aerospace company, since July 2000 and Delegate for Aerospace at DaimlerChrysler AG since January 2004. Dr. Bischoff was a member of the board of management of DaimlerChrysler AG, an automotive manufacturing company, from May 1995 to December 2003 and President and Chief Executive Officer of DaimlerChrysler Aerospace AG from May 1995 to March 2000. He is also a member of the Supervisory Board of Bayerische Hypo-und Vereinsbank AG, Fraport AG, Gerling-Konzern Versicherungs-Beteiligungs-AG, J.M. Voith AG, Lagardère SCA and Royal KPN N.V.

ROBERT ELLIS BROWN, 59, Westmount, Québec, Canada, has been a director of the Company since April 27, 2000 and of Nortel Networks Corporation since March 7, 2000. Mr. Brown has been President and Chief Executive Officer of CAE Inc., a flight training, services and equipment company, since August 2004 and has been a director of ACE Aviation Holdings Inc., the parent holding company under which the reorganized Air Canada is held, since October 2004. After being appointed a director of Air Canada, a commercial airline company, in March 2003, he was appointed Vice-Chairman of the Board from April 2003 to May 2003 and Chairman of the Board from May 2003 to September 2004. On April 1, 2003, Air Canada obtained an initial order from the Ontario Superior Court of Justice providing creditor protection under the Companies Creditors Arrangement Act, such order being subsequently amended in connection with the proceedings. On April 1, 2003, Air Canada also made a concurrent petition for recognition and ancillary relief under Section 304 of the United States Bankruptcy Code. Air Canada successfully completed its restructuring process and emerged from creditor protection in September 2004. Mr. Brown served as a Director and Chairman of the Board of Air Canada during its restructuring. Mr. Brown has been the Chairman of Vanguard Response Systems Inc. since November 2003. Mr. Brown was the President and Chief Executive Officer of Bombardier Inc. from February 1999 to December 2002.

JOHN EDWARD CLEGHORN, O.C., F.C.A., 63, Toronto, Ontario, Canada, has been a director of the Company and of Nortel Networks Corporation since May 24, 2001. Mr. Cleghorn was Chairman and Chief Executive Officer of the Royal Bank of Canada from January 1995 to July 2001. He is also Chairman of the Board of SNC—Lavalin Group Inc., an engineering and construction company, and a director of Canadian Pacific Railway Company, Canadian Pacific Railway Limited, Finning International Inc. and Molson Inc. He is Chancellor Emeritus of Wilfrid Laurier University, Member of the Faculty of Management International Advisory Board, McGill University and is the Immediate Past Chairman and a director of the Historical Foundation of Canada.

ROBERT ALEXANDER INGRAM, 62, Durham, North Carolina, United States, has been a director of the Company since April 29, 1999 and of Nortel Networks Corporation since March 7, 2000. Mr. Ingram has been Vice-Chairman Pharmaceuticals of GlaxoSmithKline plc, a corporation involved in the research, development, manufacturing and sale of pharmaceuticals, since January 2003. Mr. Ingram was the Chief Operating Officer and President, Pharmaceutical Operations of GlaxoSmithKline plc from January 2001 to January 2003. He was Chief Executive of Glaxo Wellcome plc from October 1997 to December 2000 and Chairman of Glaxo Wellcome Inc., Glaxo Wellcome plc’s United States subsidiary, from January 1999 to December 2000. Mr. Ingram is also non-executive Chairman of the Board of OSI Pharmaceuticals, Inc., a biotechnology company, and a director of Edwards Lifesciences Corporation, Lowe’s Companies, Inc., Misys plc, VALEANT Pharmaceuticals International and Wachovia Corporation.

JOHN A. MacNAUGHTON, C.M., 59, Toronto, Ontario, Canada, has been nominated for election as a director of the Company and Nortel Networks Corporation for the first time. Mr. MacNaughton has served since September 1999 as President and Chief Executive Officer of the Canada Pension Plan Investment Board, a Crown Corporation created by an Act of Parliament in 1997 to invest the assets of the Canada Pension Plan. He is due to retire from that position on January 14, 2005. Prior to September 1999, he served as President of Nesbitt Burns Inc., the investment banking arm of Bank of Montreal, from September 1994 to March 1999. Mr. MacNaughton is a Trustee of the University Health Network, an academic health science centre. He is a Governor of CCAF-FCVI Inc., a research and education foundation focused on governance, accountability, management and audit in the public sector.

THE HON. JOHN MANLEY, 55, Ottawa, Ontario, Canada, was appointed as a director of the Company and Nortel Networks Corporation on May 26, 2004. Mr. Manley has been a senior counsel at the law firm of McCarthy Tétrault LLP since May 2004. Mr. Manley was previously the Member of Parliament for Ottawa South from November 1988 to June 2004 and Chairman of the Ontario Power Generation Review Committee, which was responsible for reviewing the state of the energy system of Ontario, from December 2003 to March 2004. As a Member of Parliament, Mr. Manley also held various positions in the Canadian federal government, including Deputy Prime Minister of Canada from January 2002 to December 2003, Minister of Finance from June 2002 to December 2003, Chair of the Cabinet Committee on Public Security and Anti-Terrorism from October 2001 to December 2003, Minister of Foreign Affairs from October 2000 to January 2002 and Minister of Industry prior thereto.

RICHARD D. McCORMICK, 64, Denver, Colorado, United States, served as Chairman of US WEST, Inc., a telecommunications company, from June 1998 until his retirement in May 1999. He was chairman, president and chief executive officer of US WEST, Inc. from 1992 until 1998. He is also a director of HealthTrio Inc., United Technologies Corporation, Unocal Corporation and Wells Fargo and Company. From 1994 to 2003, Mr. McCormick was also a director of UAL Corporation, the parent holding company and sole shareholder of United Air Lines, Inc. On December 9, 2002, UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries of UAL Corporation filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

WILLIAM ARTHUR OWENS, 64, Kirkland, Washington, United States, has been a director of the Company and of Nortel Networks Corporation since February 28, 2002. Mr. Owens has been President and Chief Executive Officer of the Company and of Nortel Networks Corporation since April 2004. Mr. Owens was Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from December 2001 to April 2004, after having served as Vice Chairman and Co-Chief Executive Officer from August 1998 to December 2001. Mr. Owens was Vice-Chairman of the Board of Directors of Science Applications International Corporation (or SAIC), a research and engineering firm representing the largest employee-owned high technology company in the United States, from March 1996 to August 1998, and served as SAIC’s President and Chief Operating Officer from December 1996 to August 1998 and Vice-President from March 1996 to December 1996. Prior to joining SAIC, Mr. Owens was Vice Chairman of the Joint Chiefs of Staff, the second-ranking military officer in the United States. As part of his role with the Joint Chiefs of Staff, he had responsibility for the reorganization and restructuring of the armed forces in the post-Cold War era. Mr. Owens is also a director of DaimlerChrysler AG. Mr. Owens was the Chairman and founder of a private five-state wireless telecommunication venture. Mr. Owens was also a director of IFusion Com Corporation, a company involved in developing Internet services and systems, for approximately one year, his tenure ending in March 1997. On March 28, 1997, IFusion Com Corporation filed a voluntary petition to reorganize its businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, United States.

HARRY J. PEARCE, 62, Bloomfield Hills, Michigan, United States, was Chairman of the Board of Hughes Electronics Corporation (now The DIRECTV Group, Inc.), a company engaged in digital television entertainment, broadband satellite and network services as well as global video and data broadcasting, from June 2001 to January 2004. He was a director and Vice-Chairman of General Motors Corporation from January 1996 to June 2001. Mr. Pearce is also a director of Marriott International, Inc. and MDU Resources Group, Inc.

     We would like to acknowledge the many years of contribution and service to the Company and Nortel Networks Corporation by Messrs. Lynton Ronald Wilson, L. Yves Fortier, Sherwood H. Smith, Jr., Mrs. Guylaine Saucier and the Honorable James Johnston Blanchard.

     Mr. Wilson has been a director of the Company since April 25, 1991 and of Nortel Networks Corporation since March 7, 2000 and non-executive Chairman of the Board of the Company and of Nortel Networks Corporation since February 2002. Mr. Wilson was executive Chairman of the Board of the Company and of Nortel Networks Corporation from November 2001 to February 2002. He was non-executive Chairman of the Board of the Company and of Nortel Networks Corporation from April 2001 to November 2001. Mr. Wilson was Chairman of the Board of Directors of BCE Inc., a telecommunications company, from May 1998 to April 2000, serving in a non-executive capacity from January 1999. He is Chairman of the Board of CAE Inc., a flight training, services and equipment company, and a director of DaimlerChrysler AG and DaimlerChrysler Canada Inc.

     Mr. Fortier has been a director of the Company since April 30, 1992 and Nortel Networks Corporation since March 7, 2000. He also serves on the pension fund policy committee of the Company. He is a senior partner and Chairman of the law firm of Ogilvy Renault. Mr. Fortier was Canada’s Ambassador to the United Nations from 1988 to 1992. Since 2001, he has been a Trustee of the International Accounting Standards Committee Foundation. He is also Chairman of the Board of Alcan Inc., Governor (Chairman of the Board) of Hudson’s Bay Company, and a director of NOVA Chemicals Corporation and Royal Bank of Canada.

     Mr. Smith, having reached the age of retirement and the term limit under the Company’s corporate governance guidelines, will not be standing again for re-election as a director of the Company, or as a director of Nortel Networks Corporation at the AGM. Mr. Smith has been a director of the Company since April 28, 1994 and of Nortel Networks Corporation since March 7, 2000. He serves on the audit committee and the joint leadership resources committee of Nortel Networks Corporation, and on the audit committee, the joint leadership resources committee and the pension fund policy committee (Chairman) of the Company. Mr. Smith is Chairman Emeritus of the Board at CP&L. He is also a trustee of Northwestern Mutual Life Insurance Company, Chairman of the Triangle Universities Center for Advanced Studies and Vice-Chairman of the Research Triangle Foundation.

     Mrs. Saucier has been a director of the Company since May 1, 1997 and of Nortel Networks Corporation since March 7, 2000. Mrs. Saucier was Chair of the Joint Committee on Corporate Governance, which was established by the Canadian Institute of Chartered Accountants, the Canadian Venture Exchange, and the Toronto Stock Exchange in 2000 to review the state of corporate governance in Canada and make recommendations thereon. She was also Chair of The Canadian Institute of Chartered Accountants from June 1999 to June 2000. Mrs. Saucier was Chairman of the Board and a director of the Canadian Broadcasting Corporation, a public broadcaster, from April 1995 to December 2000. She is also a director of Altran Technologies SA, AXA Assurances Inc., Bank of Montreal, Petro-Canada and Tembec Inc.

     Mr. Blanchard has been a director of the Company since May 1, 1997 and of Nortel Networks Corporation since March 7, 2000. Mr. Blanchard has been a partner in the law firm of Piper Rudnick LLP (now DLA Piper Rudnick Gray Cary) since October 2002 and prior to October 2002 was a shareholder in the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered since April 1996. He was previously United States Ambassador to Canada, Governor of the State of Michigan and a member of the United States House of Representatives. Mr. Blanchard is also a director of Bennett Environmental, Inc., Brascan Corporation, Enbridge Inc., LDMI Communications, Inc. and Teknion Corporation.

Executive officers and certain other non-executive board appointed officers of the Registrant

     The executive officers and certain other non-executive board appointed officers of the Company are appointed, and may be removed, by the Board of Directors of the Company. Generally, executive officers and other non-executive officers hold their offices until a successor is appointed or until the officer resigns. As of December 31, 2004, the names of the executive officers and non-executive board appointed officers of the Company, their ages, offices currently held and year of appointment thereto were as follows:

		Year of
Name and age	Office and position currently held	Appointment

Martha Helena Bejar (42)	President, CALA	2004
Chahram Bolouri (50)	President, Global Services	2004
Malcolm Kevin Collins (44)	President, Enterprise Networks	2002
Tracy Sarah Jane Connelly McGilley (33)*	Assistant Secretary and Counsel — Securities	2004
Gordon Allan Davies (42)*	Assistant General Counsel — Securities and Corporate Secretary	2004
Pascal Debon (57)	President, Carrier Networks	2004
Nicholas John DeRoma (57)	Chief Legal Officer	2000
William John Donovan (47)	Senior Vice-President, Human Resources	2000
John Marshall Doolittle (41)*	Vice-President, Tax	2002
John Joseph Giamatteo (37)	President, Asia Pacific	2003
Albert Roger Hitchcock (39)	Chief Information Officer	2002
Dion Constandino Joannou (39)	Chief Strategy Officer	2004
William Robert Kerr (50)	Chief Financial Officer	2004
Richard Stephen Lowe (54)	President, CDMA	2004
Peter David MacKinnon (42)	President, GSM/UMTS	2004
Robert Yu Lang Mao (61)	President and Chief Executive Officer, Greater China	2003
William F. McCauley** (73)	Chief Ethics and Compliance Officer	2004
Brian William McFadden (51)	Chief Technology Officer	2004
Donald Gregory Mumford (58)	Special Advisor	2004
William Arthur Owens (64)	President and Chief Executive Officer	2004
MaryAnne Elisabeth Pahapill (43)	Controller	2004
Stephen Charles Pusey (43)	President, Europe, Middle East and Africa	2001
Ralph Edward Clenton Richardson (43)	Chief Marketing Officer	2004
Charles Raymond Saffell, Jr. (58)	President, Federal Network Solutions	2004
Steven Leo Schilling (48)	President, Enterprise Accounts	2002
Stephen Francis Slattery (45)	President, Wireline/Optical	2004
Karen Elizabeth Sledge (43)*	Assistant Controller	2003
Susan Louise Spradley (43)	President, Global Operations	2004
Katharine Berghuis Stevenson (42)	Treasurer	2000
Masood Ahmad Tariq (54)	President, Global Alliances	2003
Tracey Lynn Vickruck* ** (46)	Assistant Treasurer	2004

*	Non-executive board appointed officers
**	Appointed on an interim basis

     All the above-named executive officers and non-executive board appointed officers of the Company have been employed in their current position or other senior positions with Nortel Networks during the past five years, except as follows:

•	T.S.J. Connelly McGilley, prior to her appointment as Assistant Secretary effective in December 2004, held the position of Counsel — Securities in the Company’s legal department;

•	J.M. Doolittle was, prior to returning to Nortel Networks in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997 and Director, Treasury, Europe and Asia, Nortel Networks, prior thereto;

•	W.R. Kerr, prior to returning to Nortel Networks as Chief Financial Officer in March 2004, held various senior finance positions with Nortel Networks from January 1999 (and prior thereto) until his retirement in December 2001. He has also served as a director of Bank of China (Canada) since June 1, 1997;

•	R.Y.L. Mao was, prior to returning to Nortel Networks in January 2003, Chairman and Chief Executive Officer of Foxconn (Beijing) Precision Component Industries, Ltd., a manufacturer of mobile communication terminal devices, from November 2002 to December 2002, and Chief Executive Officer, Nortel China, prior thereto;

•	W.F. McCauley was a consultant prior to his appointment as Chief Ethics and Compliance Officer of Nortel Networks effective October 28, 2004. Mr. McCauley was engaged in consulting on various matters in a variety of industries during the period from 1998 until his appointment with Nortel Networks, except from September 1999 to June 2001 when he was a director of the Kyle Foundation, a non-profit enterprise engaged in causes associated with child cancer care. From August 2004 until his appointment as Chief Ethics and Compliance Officer, he acted as an independent consultant to Nortel Networks on matters related to the ethics and compliance function of Nortel Networks Corporation and its subsidiaries. In addition, Mr. McCauley is currently a member of the respective advisory committees of Actuarial Consulting Group, a pension planning and execution enterprise, and High-Tech Engineering, a specialty steel and titanium manufacturing company, as well as the Ship Systems Advisory Committee of Northrop Grumman Corp., a company engaged in ship building, primarily for the U.S. Navy. He is also a director, and member of the investment and audit committees, of Pacific Specialty Insurance Group, a property and casualty insurance enterprise, a foundation trustee of the U.S. Naval Academy and a board trustee of Scripps Foundation, an organization engaged in the oversight of six hospitals in southern California;

•	W.A. Owens was, prior to his appointment as President and Chief Executive Officer in April 2004, Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from December 2001 to April 2004, after having served as Vice Chairman and Co-Chief Executive Officer from August 1998 to December 2001. Mr. Owens was Vice-Chairman of the Board of Directors of Science Applications International Corporation (or SAIC), a research and engineering firm representing the largest employee-owned high technology company in the United States, from March 1996 to August 1998, and served as SAIC’s President and Chief Operating Officer from December 1996 to August 1998 and Vice-President from March 1996 to December 1996. Prior to joining SAIC, Mr. Owens was Vice Chairman of the Joint Chiefs of Staff, and the second-ranking military officer in the United States. As part of his role with the Joint Chiefs of Staff, he had responsibility for the reorganization and restructuring of the armed forces in the post-Cold War era. Mr. Owens is also a director of DaimlerChrysler AG. Mr. Owens was the Chairman and founder of a private five-state wireless telecommunication venture. Mr. Owens has been a director of the Company and Nortel Networks Corporation since February 2002;

•	R.E.C. Richardson was, prior to his appointment as Chief Marketing Officer effective October 1, 2004, Vice President, Global Marketing Enterprise Networks from April 2004 to September 2004. Mr. Richardson was a consultant from April 2003 to March 2004 and prior thereto was Chief Sales and Marketing Officer, and member of the board of directors, at T-Mobile UK, the UK wireless unit of Deutsche Telekom AG, from April 2001 to March 2003. Prior to that, Mr. Richardson was Vice President Worldwide Developer Relations and Worldwide Solutions Marketing, Apple Computer, a company engaged in the desktop and notebook computer industry as well as the production of operating systems and professional applications, from December 1997 to March 2001;

•	C.R. Saffell, Jr. was, prior to his appointment as President, Federal Network Solutions in October, 2004, Senior Vice President for National Security Solutions, Titan Corporation, a technology developer and systems integrator that provides a range of systems solutions primarily for the Department of Defense, the Department of Homeland Security, intelligence and other U.S. government agencies, from December 1988 to March 2004;

•	K.E. Sledge, prior to her appointment as Assistant Controller in July 2003, held various finance positions with Nortel Networks; and

•	T.L. Vickruck was, prior to returning to Nortel Networks in August 2004, Team Leader, Corporate Treasury, Financial Controls Office of Royal Bank of Canada, a Canadian chartered bank, from September 2003 to June 2004. She was Director, Global Treasury Centre, Nortel Networks from September 2000 to June 2002 and prior thereto was Director, Treasury Operations, Americas Nortel Networks from January 1999 to September 2000.

Subsequent appointment

     Susan E. Shepard, 61, will succeed Mr. W.F. McCauley in the position of Chief Ethics and Compliance Officer effective February 21, 2005. Mr. McCauley will work with Ms. Shepard to transition the position of Chief Ethics and Compliance Officer. Over the course of her career, Ms. Shepard has served in a number of positions specifically related to ethics and compliance. Ms. Shepard has been a Commissioner for the New York State Ethics Commission since May 2003. In addition, prior to becoming engaged in private practice in 1997, Ms. Shepard was Commissioner of Investigation for New York City (1990 to 1994), Chief Counsel to the New York State Commission of Investigation (1986 to 1990) and an Assistant United States Attorney for the Eastern District of New York (1976 to 1986).

Section 16(a) beneficial ownership reporting compliance

     Section 16(a) of the United States Securities Exchange Act of 1934 requires persons who beneficially own more than 10 percent of the Company’s equity securities and certain other persons to file reports concerning their ownership of Company equity securities with the United States Securities and Exchange Commission, the New York Stock Exchange, and the Company. Nortel Networks Corporation, the sole owner of the Company’s common shares, filed its required reports on a timely basis during 2004 and 2003.

Audit committee financial expert

     The boards of directors of the Company and Nortel Networks Corporation have determined that Mr. J.E. Cleghorn meets the criteria required by the United States Securities and Exchange Commission for an “audit committee financial expert” (United States GAAP). Mr. Cleghorn is “independent” under the requirements for the “independence” of audit committee members under the New York Stock Exchange (or NYSE) corporate governance listing standards.

Audit committee

     The Company and Nortel Networks Corporation have audit committees in accordance with Section 3(a)(58)(A) of the United States Securities Exchange Act of 1934, as amended. The audit committees have identical memberships. The members of both audit committees are J.E. Cleghorn (Chairman), M. Bischoff, R.E. Brown, R.A. Ingram, G. Saucier, and S.H. Smith, Jr.

Code of ethics and other corporate governance matters

     The Company and Nortel Networks Corporation have adopted a code of business conduct and ethics, known as “Living the Values: A Guide to Ethical Business Practices at Nortel Networks”, which applies to the chief executive officer, chief financial officer and controller, and other persons performing similar functions, as well as to directors and all other employees. Certain waivers under the Guide if granted by the boards of directors or any committee thereof to directors of the Company or Nortel Networks Corporation or officers will be posted on our website at www.nortel.com, in accordance with applicable law and the requirements of the stock exchanges on which the Company or Nortel Networks Corporation securities are listed and of securities regulatory authorities as adopted or amended and in force from time to time.

     The audit committees of the Company and Nortel Networks Corporation have each adopted a charter, known as the “Audit Committee Mandate”. The committee on directors of Nortel Networks Corporation acts as the nominating committee and makes corporate governance recommendations to the board of directors of Nortel Networks Corporation. The committee on directors has adopted a charter, known as the “Committee on Directors Mandate”. The joint leadership resources committee acts as the compensation committee of Nortel Networks. The joint leadership resources committee has adopted a charter, known as the “Joint Leadership Resources Committee Mandate”. The Company and Nortel Networks Corporation have adopted corporate governance guidelines, known as the “Statement of Governance Guidelines”.

     The Guide to Ethical Business Practices, the Audit Committee Mandates, the Committee on Directors Mandate, the Joint Leadership Resources Mandate, and the Statement of Governance Guidelines, as well as any future amendments to these documents, are available free of charge on our website at www.nortel.com or by writing to the corporate secretary at Nortel Networks Limited, 8200 Dixie Road, Suite 100, Brampton, Ontario L6T 5P6.

ITEM 11.	Executive Compensation

     The following tables are presented in accordance with the rules of the United States Securities and Exchange Commission.

Summary compensation table

     The following tables set forth the compensation awarded to, earned by, or paid to each of the Company’s named executive officers for services rendered by them to the Company, its subsidiaries and affiliates in (1) 2004, 2003 and 2002, and (2) 2003, 2002 and 2001, respectively.

     2004

Long Term
Compensation
					Awards	Payouts
		Annual Compensation			Securities
Name				Other Annual	Underlying	LTIP	All Other
And Principal		Salary	Bonus	Compensation	Options	Payouts	Compensation
Position	Year	($)	($)(1)	($)	(#)	(#)	($)
W.A. Owens* President and Chief Executive Officer	2004 2003 2002	681,818 – –	– – –	– – –	– – –	– – –	70,298(2) – –
P. Debon** President, Carrier Networks	2004 2003 2002	590,000 590,000 537,143	– 743,400(6) 1,475,000(8)(9) –	10,445(3) – –	– – 250,000	– 90,000(7) 745,000(10) –	85,577(4)(5) 92,346(4)(5) 125,875(4)(5)(11)
B.W. McFadden** Chief Technology Officer	2004 2003 2002	530,000 501,667 458,545	– 528,675(6) 1,291,000(8)(9) –	– – –	– – 250,000	– 90,000(7) 745,000(10) –	38,601(12)(13) 65,430(12)(13) 16,503(12)(13)
S.L. Spradley** President, Global Operations	2004 2003 2002	530,000 496,667 354,275	– 609,325(6) 1,285,000(8)(9) –	– – –	– – 291,999(15)	– 575,000(10) –	6,500(14) 6,000(14) 5,500(14)
N.J. DeRoma Chief Legal Officer	2004 2003 2002	526,000 526,000 526,000	– 524,685(6) 1,315,000(8)(9) –	– – 24,038(13)(16)	– – 250,000	– 135,000(7) 535,000(10) –	31,960(12)(13) 54,494(12)(13) 17,885(12)(13)
F.A. Dunn* Former President and Chief Executive Officer	2004 2003 2002	417,043(17) 868,750 825,000	– – (18) 3,540,000(8)(19) –	– – –	– – 750,000(20)	– 225,000(7) 745,000(10)(19) –	9,138(12)(13) 26,145(12)(13) 24,747(12)(13)

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause and Mr. Owens was appointed President and Chief Executive Officer of the Company and Nortel Networks Corporation.

**	Prior to the change in positions effective October 1, 2004 in accordance with the corporate reorganization announced by Nortel Networks Corporation on August 19, 2004, Messrs. Debon and McFadden and Ms. Spradley held, respectively, the positions of: President, Wireless Networks; President, Optical Networks; and President, Wireline Networks.

(1)	Incentive cash awards for each fiscal year under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan), including payments made in connection with the “Return to Profitability” bonus program component of that plan, in respect of each of the fiscal years, whether or not deferred by the named executive officer. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of its then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause. Nortel Networks has demanded from these individuals repayment of any payments made under bonus plans in respect of 2003, including any awards under the SUCCESS Plan. See footnotes (8) and (19) below.

(2)	Represents contributions under the Nortel Networks Long-Term Investment Plan ($1,038), expatriate expenses related to Mr. Owens’ responsibilities as President and Chief Executive Officer of the Company and Nortel Networks Corporation ($43,588) and fees earned as a non-employee director prior to being appointed as President and Chief Executive Officer of the Company and Nortel Networks Corporation ($25,672). See “Compensation of directors”.

(3)	A tax reimbursement payment in connection with certain permanent transfer expenses.

(4)	Certain payments paid in euros have been converted to United States dollars and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = .8027 euros for 2004, US$1.00 = .8830 euros for 2003 and US$1.00 = 1.0615 euros for 2002.

(5)	Represents contributions under the Nortel Networks Long-Term Investment Plan or Nortel Networks (UK) Pension Plan, as applicable ($3,268 in 2004, $7,200 in 2003 and $8,467 in 2002), and expatriate, permanent transfer and other similar expenses related to Mr. Debon’s global responsibilities as President, Wireless Networks ($82,309 in 2004, $85,146 in 2003 and $117,408 in 2002).

(6)	Represents a SUCCESS Plan annual incentive award. Nortel Networks has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay any payments made under bonus plans in respect of 2003, including SUCCESS Plan annual incentive awards.

(7)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2001 program of the Nortel Networks Limited Restricted Stock Unit Plan (or RSU Plan). Restricted stock units allocated in 2001 had a two year performance period that was divided into five shorter performance segments. The performance criteria included resizing activity targets for the first segment, and corporate performance objectives under the incentive plan for the remaining four segments. Although the joint leadership resources committee determined that certain of the distinct performance objectives were not achieved, it exercised its discretion in May 2003 to authorize the issuance and settlement in the form of common shares of Nortel Networks Corporation (net of withholding taxes) of 90 percent of the restricted stock units allocated under the 2001 program based on its consideration of the improved financial performance of Nortel Networks Corporation during the two-year performance period and Nortel Networks Corporation’s overall performance over that period as compared to its key competitors. The total before tax value of the restricted stock units that were issued and settled, using the purchase price of common shares of Nortel Networks Corporation on the date of purchase, was: Cdn$945,293 ($672,902) for Mr. Dunn; $274,050 for Mr. Debon; Cdn$378,117 ($269,161) for Mr. McFadden, and Cdn$567,176 ($403,741) for Mr. DeRoma. Amounts have been converted using the exchange rates listed in footnote (13) below.

(8)	Represents a Return to Profitability program award under the SUCCESS Plan. Nortel Networks has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay any payments made under bonus plans in respect of 2003, including any Return to Profitability program awards. See footnotes (1), (9) and (19).

(9)	Mr. Debon, Mr. McFadden, Ms. Spradley and Mr. DeRoma have voluntarily undertaken to pay to Nortel Networks Corporation over a three year period an amount equal to their Return to Profitability program bonus awarded in 2003 (net of any taxes deducted at the source). The following additional current members of senior management have similarly voluntarily agreed to pay their respective Return to Profitability program bonus awards: Messrs. Bolouri, Collins, Donovan, Giamatteo, Joannou, Mao, Mumford and Pusey. See “Voluntary undertaking: Return to Profitability bonus program and 2003 restricted stock unit program”.

(10)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. Each unit entitled the holder to receive one common share of Nortel Networks Corporation or, subject to certain conditions, a cash payment equal to the common share value. In respect of payments made under the 2003 program of the RSU Plan, each named executive officer, other than Mr. Dunn, received in July 2003 restricted stock units in connection with the achievement of the first performance threshold as at the end of the second fiscal quarter of 2003 (100% in the form of common shares) and in February 2004 restricted stock units in connection with the achievement of the second performance threshold as at the end of the third fiscal quarter of 2003 (50% in the form of common shares and 50% in the form of cash). These individuals continue to hold the common shares received as a result of the settlement of their restricted stock units. Mr. Dunn received in July 2003 restricted stock units in connection with the achievement of the first performance threshold (100% in the form of common shares) but did not receive restricted stock units in connection with the achievement of the second performance threshold. The before tax total value of restricted stock units issued and settled was: Cdn$2,983,204 ($2,123,579) for Mr. Dunn; $3,783,743 for Mr. Debon; $2,920,339 for Ms Spradley; Cdn$5,085,873 ($3,620,354)

for Mr. McFadden; and Cdn$3,652,271 ($2,599,851) for Mr. DeRoma. Restricted stock units are valued using the purchase price of the common shares of Nortel Networks Corporation on the date of purchase (for share settlement) and on the average price for the specified 20 day trading period for cash settlement (where applicable). Amounts have been converted using the exchange rates listed in footnote (13) below. See “Long-term incentive plans — awards in last two fiscal years — 2003” for a description of the applicable performance criteria. See footnote (19) below.

(11)	Certain payments paid in United Kingdom pounds have been converted to United States dollars and included in this amount. Payments have been converted using the average of the exchange rates in effect equal to US$1.00 = UK£0.6661 for 2002.

(12)	Represents contributions made under the Nortel Networks Limited Investment Plan for Employees — Canada.

(13)	Represents the United States dollar equivalent of payments actually earned or paid in Canadian dollars. Amounts have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = CDN$1.2978 for 2004, US$1.00 = Cdn$1.4048 for 2003 and US$1.00 = Cdn$1.5708 for 2002.

(14)	Represents contributions under the Nortel Networks Long-Term Investment Plan.

(15)	In June 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program whereby eligible employees could exchange certain then outstanding stock options for new options based on a prescribed formula. In January 2002, new stock options were granted to eligible employees who participated in the stock option exchange program, with exercise prices at the fair market value of Nortel Networks Corporation’s common shares on the date of grant. Prior to Ms. Spradley’s appointment as an officer of the Company, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program.

(16)	Amounts paid to reimburse Mr. DeRoma for income taxes payable by him in accordance with his employment agreement. Mr. DeRoma’s employment agreement is described below under “Certain Employment Arrangements”.

(17)	Includes Cdn$151,898 base salary for accrued vacation paid as required in accordance with corporate policy and applicable law as a result of the termination of employment for cause.

(18)	Mr. Dunn did not receive any annual incentive bonus under the SUCCESS Plan with respect to 2003. See footnotes (1), (8) and (19).

(19)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, the Company and Nortel Networks Corporation have demanded repayment of the Return to Profitability program bonus award under the SUCCESS Plan of $3,540,000 and the 745,000 restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. See footnotes (8) and (10).

(20)	These options terminated and expired automatically upon the termination of Mr. Dunn’s employment for cause on April 27, 2004.

     2003

					Long Term Compensation
		Annual Compensation			Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)	Securities Underlying Options (#)	LTIP Payouts (#)	All Other Compensation ($)
F.A. Dunn*	2003	868,750	– (2)	–	–	225,000(3)	26,145(4)(5)
President and Chief			3,540,000(6)(7)			745,000(7)(8)
Executive Officer	2002	825,000	–	–	750,000(9)	–	24,747(4)(5)
	2001	564,833	–	–	1,500,000(9)(10)	–	16,806(4)(5)
P. Debon**	2003	590,000	743,400(11)	–	–	90,000(3)	92,346(12)(13)
President, Wireless			1,475,000(6)(14)			745,000(8)
Networks	2002	537,143	–	–	250,000	–	125,875(12)(13)(15)
	2001	440,417	–	68,713(15)(16)	650,000	–	332,020(13)(15)
S.L. Spradley**	2003	496,667	609,325(11)	–	–	575,000(8)	6,000(17)
President, Wireline			1,285,000(6)(14)
Networks	2002	354,275	–	–	291,999(18)	–	5,500(17)
	2001	269,026	–	–	– (19)	–	5,100(17)
C. Bolouri**	2003	510,000	589,050(11)	–	–	135,000(3)	63,404(4)(5)
President, Global			1,275,000(6)(14)			535,000(8)
Operations	2002	510,000	–	–	250,000	–	18,358(4)(5)
	2001	459,000	–	–	700,000	–	27,440(4)(5)
N.J. DeRoma	2003	526,000	524,685(11)	–	–	135,000(3)	54,494(4)(5)
Chief Legal Officer			1,315,000(6)(14)			535,000(8)
	2002	526,000	–	24,038(5)(20)	250,000	–	17,885(4)(5)
	2001	493,750	–	62,921(5)(20)	650,000	–	27,642(4)(5)

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause and Mr. W.A. Owens was appointed President and Chief Executive Officer of the Company and Nortel Networks Corporation. The compensation for Mr. W.A. Owens, President and Chief Executive Officer of the Company and Nortel Networks Corporation, is described below under “Certain Employment Arrangements”.

**	In accordance with the corporate reorganization announced by Nortel Networks Corporation on August 19, 2004, effective October 1, 2004, Messrs. Debon and Bolouri and Ms. Spradley were, respectively, appointed to the positions of: President, Carrier Networks; President, Global Services; and President, Global Operations.

(1)	Incentive cash awards for each fiscal year under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan), including payments made in connection with the “Return to Profitability” bonus program component of that plan, in respect of each of the fiscal years, whether or not deferred by the named executive officer. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause. Nortel Networks has demanded from these individuals repayment of any payments made under bonus plans in respect of 2003, including any awards under the SUCCESS Plan. See footnotes (6) and (7) below.

(2)	Mr. Dunn did not receive any annual incentive bonus under the SUCCESS Plan with respect to 2003. See footnotes (1), (6) and (7).

(3)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2001 program of the Nortel Networks Limited Restricted Stock Unit Plan (or RSU Plan). Restricted stock units allocated in 2001 had a two year performance period that was divided into five shorter performance segments. The performance criteria included resizing activity targets for the first segment, and corporate performance objectives under the incentive plan for the remaining four segments. Although the joint leadership resources committee determined that certain of the distinct performance objectives were not achieved, it exercised its discretion in May 2003 to authorize the issuance and settlement in the form of common shares of Nortel Networks Corporation (net of withholding taxes) of 90 percent of the restricted stock units allocated under the 2001 program based on its consideration of the improved financial performance of Nortel Networks Corporation during the two-year performance period and Nortel Networks Corporation’s overall performance over that period as compared to its key competitors. The total before tax value of the restricted stock units that were issued and settled, using the purchase price of common shares of Nortel Networks Corporation on the date of purchase, was: Cdn$945,293 ($672,902) for Mr. Dunn; $274,050 for Mr. Debon; Cdn$567,176 ($403,741) for Mr. Bolouri; and Cdn$567,176 ($403,741) for Mr. DeRoma. Amounts have been converted using the exchange rates listed in footnote (5) below.

(4)	Represents contributions made under the Nortel Networks Limited Investment Plan for Employees — Canada.

(5)	Represents the United States dollar equivalent of payments actually earned or paid in Canadian dollars. Amounts have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = Cdn$1.4048 for 2003, US$1.00 = Cdn$1.5708 for 2002 and US$1.00 = Cdn$1.5489 for 2001.

(6)	Represents a Return to Profitability program award under the SUCCESS Plan. Nortel Networks has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay any payments made under bonus plans in respect of 2003, including any Return to Profitability program awards. See footnotes (1), (7) and (14).

(7)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, the Company and Nortel Networks Corporation have demanded repayment of the Return to Profitability program bonus award under the SUCCESS Plan of $3,540,000 and the 745,000 restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. See footnotes (6) and (8).

(8)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. Each unit entitled the holder to receive one common share of Nortel Networks Corporation or, subject to certain conditions, a cash payment equal to the common share value. In respect of payments made under the 2003 program of the RSU Plan, each named executive officer, other than Mr. Dunn, received in July 2003 restricted stock units in connection with the achievement of the first performance threshold as at the end of the second fiscal quarter of 2003 (100% in the form of common shares) and in February 2004 restricted stock units in connection with the achievement of the second performance threshold as at the end of the third fiscal quarter of 2003 (50% in the form of common shares and 50% in the form of cash). These individuals continue to hold the common shares received as a result of the settlement of their restricted stock units. Mr. Dunn received in July 2003 restricted stock units in connection with the achievement of the first performance threshold (100% in the form of common shares) but did not receive restricted stock units in connection with the achievement of the second performance threshold. The before tax total value of restricted stock units issued and settled was: Cdn$2,983,204 ($2,123,579) for Mr. Dunn; $3,783,743 for Mr. Debon; $2,920,339 for Ms Spradley; Cdn$3,652,271 ($2,599,851) for Mr. Bolouri; and Cdn$3,652,271 ($2,599,851) for Mr. DeRoma. Restricted stock units are valued using the purchase price of the common shares of Nortel Networks Corporation on the date of purchase (for share settlement) and on the average price for the specified 20 day trading period for cash settlement (where applicable). Amounts have been converted using the exchange rates listed in footnote (5) above. See “Long-term incentive plans — awards in last two fiscal years — 2003” for a description of the applicable performance criteria. See footnote (7) above.

(9)	These options terminated and expired automatically upon the termination of Mr. Dunn’s employment for cause on April 27, 2004.

(10)	This amount has been reduced from the previously reported amount to reflect Mr. Dunn’s voluntary return for immediate cancellation in June 2003 of 250,000 stock options that were originally granted in 2001.

(11)	Represents a SUCCESS Plan annual incentive award. Nortel Networks has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay any payments made under bonus plans in respect of 2003, including any SUCCESS Plan annual incentive awards.

(12)	Certain payments paid in euros have been converted and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = .8830 euros for 2003 and US$1.00 = 1.0615 euros for 2002.

(13)	Represents contributions under the Nortel Networks Long-Term Investment Plan or Nortel Networks (UK) Pension Plan, as applicable ($7,200 in 2003, $8,467 in 2002 and $6,068 in 2001), and expatriate, permanent transfer and other similar expenses related to Mr. Debon’s global responsibilities as President, Wireless Networks ($85,146 in 2003, $117,408 in 2002 and $325,952 in 2001).

(14)	Mr. Debon, Bolouri, Ms. Spradley and Mr. DeRoma have voluntarily undertaken to pay to Nortel Networks Corporation over a three year period an amount equal to their Return to Profitability program bonus awarded in 2003 (net of taxes deducted at the source). The following additional current members of senior management have similarly voluntarily agreed to pay their respective Return to Profitability program bonus awards: Messrs. Collins, Donovan, Giamatteo, Joannou, Mao, McFadden, Mumford and Pusey. See “Voluntary undertaking: Return to Profitability bonus program and 2003 restricted stock unit program”.

(15)	Certain payments paid in United Kingdom pounds have been converted and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = UK£0.6661 for 2002 and US$1.00 = UK£0.6909 for 2001.

(16)	Mr. Debon’s responsibilities during 2001 as President, Wireless Networks were global in nature and his offices and personal residences spanned several geographies. As a result, transportation services and benefits (automobile benefits, commercial air travel, train and car services) for Mr. Debon totaled $48,010 in 2001.

(17)	Represents contributions under the Nortel Networks Long-Term Investment Plan.

(18)	In June 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program whereby eligible employees could exchange certain then outstanding stock options for new options based on a prescribed formula. In January 2002, new stock options were granted to eligible employees who participated in the stock option exchange program, with exercise prices at the fair market value of Nortel Networks Corporation’s common shares on the date of grant. Prior to Ms. Spradley’s appointment as an officer of the Company, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program.

(19)	All of Ms. Spradley’s options that were granted in 2001 were cancelled in connection with her participation in the voluntary stock option exchange program. See footnote (18) above.

(20)	Amounts paid to reimburse Mr. DeRoma for income taxes payable by him in accordance with his employment agreement. Mr. DeRoma’s employment agreement is described below under “Certain Employment Arrangements”.

Annual cash incentive awards

     Annual cash bonus awards under the SUCCESS Plan are based on achieving corporate and individual performance objectives for a calendar year. The joint leadership resources committee retains full discretion in determining whether, and the extent to which, corporate performance objectives have been met and whether, and to what extent, an annual award under the SUCCESS Plan will be made. An annual award is determined as a percentage of annual base salary by reference to individual job scope, complexity, and responsibilities, and by individual performance and contribution, as well as corporate performance.

     The joint leadership resources committee recommended the corporate performance objectives for 2004, which were approved by the boards of directors of the Company and Nortel Networks Corporation in January 2004. The corporate performance objectives for 2004 were revenue, earnings, cash flow and leadership (which included customer engagement, technology leadership and market perception). The joint leadership resources committee also have discretion to consider other business factors in making a final determination of corporate performance for 2004. In June 2004, management recommended, and the joint leadership resources committee and the boards of directors of the Company and Nortel Networks Corporation subsequently approved, that financial accountability be included as a key quantitative factor in the individual leadership performance objectives for determination of incentive cash awards under the SUCCESS Plan. The financial accountability objective includes, among other things: (i) compliance with financial reporting obligations under United States and Canadian securities laws and the requirements of the Sarbanes-Oxley Act of 2002; (ii) an assessment of training with respect to financial reporting responsibilities and understanding of generally accepted accounting principles across Nortel Networks; and (iii) progress on the implementation of process and system improvements related to accounting and management information systems across Nortel Networks. As of the date of this report, no annual cash bonus awards have been made with respect to the fiscal year ended December 31, 2004.

Voluntary undertaking: Return to Profitability bonus program and 2003 restricted stock unit program

     In a letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the board of directors of the Company and Nortel Networks Corporation, the members of the core executive leadership team of Nortel Networks (each, a “Member”) affirmed their voluntary, unilateral and unconditional undertaking to (i) pay to Nortel Networks Corporation over a three year period an amount equal to the entire Return to Profitability (“RTP”) bonus paid to each such Member in 2003 (net of any taxes deducted at the source) regardless of whether the profitability metrics associated with the RTP were met on a restated basis and (ii) not accept, and accordingly disclaim, any potential award of either the third or fourth tranches of 2003 restricted stock units (regardless whether applicable financial targets for these bonuses were achieved). The Members indicated in their letter that, while they did not engage in the improper accounting activities identified by the Independent Review, they share the board of directors’ deep disappointment in these actions and events and are determined to make clear to Nortel Networks employees, investors and others that such activities are unacceptable to them.

     The following table sets forth the amount of the RTP bonus (the “RTP Amount”) to be paid by each Member:

Member	RTP Amount (Net)

Chahram Bolouri	Cdn. $891,697
Malcolm Kevin Collins	GBP £395,409
Pascal Debon	U.S. $1,078,963
Nicholas John DeRoma	Cdn. $953,747
William John Donovan	U.S. $640,271
John Joseph Giamatteo	U.S. $259,875
Dion Constandino Joannou	U.S. $328,412
Robert Yu Lang Mao	U.S. $627,500
Brian William McFadden	Cdn. $899,630
Donald Gregory Mumford	Cdn. $921,500
Stephen Charles Pusey	GBP £473,173
Susan Louise Spradley	U.S. $967,694

Option grants in 2004 and 2003

     No options were granted to any of the named executive officers for 2004 during the fiscal year ended December 31, 2004 and no options were granted to any of the named executive officers for 2003 during the fiscal year ended December 31, 2003.

Aggregate option exercises in 2004 and 2003 and year-end option values

     No options to purchase common shares of Nortel Networks Corporation were exercised by any named executive officers for 2004 during the fiscal year ended December 31, 2004 and no options to purchase common shares of Nortel Networks Corporation were exercised by any named executive officers for 2003 during the fiscal year ended December 31, 2003. The following tables set forth: (i) the value of unexercised options to purchase common shares of Nortel Networks Corporation held by named executive officers for 2004 as at December 31, 2004; and (ii) the value of unexercised options to purchase common shares of Nortel Networks Corporation held by named executive officers for 2003 as at December 31, 2003, respectively.

     2004

	Common Shares Acquired On Exercise (#)		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)(2)(3)(4)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(4)

Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
W.A. Owens	–	–	–	–	–	–
P. Debon	–	–	1,358,666(5)	243,334	–	–
B.W. McFadden	–	–	1,133,666(Cdn)	163,334(Cdn)	–	–
S.L. Spradley	–	–	238,665(6)	83,334	–	–
N.J. DeRoma	–	–	1,290,000(Cdn)(5) 80,000	243,334(Cdn)	–	–
F.A. Dunn*	– –	– –	– (7)	– (Cdn)(7) – (7)	–	–

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause.

(1)	As adjusted to reflect the two-for-one stock split of the Company’s common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation’s common shares effective at the close of business on May 5, 2000, where applicable.

(2)	Includes the following number of “replacement options”: 160,000 for Mr. Debon; 80,000 for Mr. McFadden (which will expire in January 2009 and which are unavailable for exercise pursuant to the terms of the replacement option program); and 160,000 for Mr. DeRoma. Mr. Dunn had also received 120,000 replacement options, which he subsequently voluntarily returned for immediate cancellation in June 2003. See also footnote (6) below. Replacement options are granted pursuant to the key contributor stock option program. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes, and brokerage costs associated with the exercise of the initial options.

(3)	As Nortel Networks Corporation grants both United States dollar and Canadian dollar stock options, the options are listed separately for each currency, where applicable. Unless otherwise stated, all options are United States dollar options.

(4)	As at December 31, 2004, none of the outstanding exercisable or unexercisable United States dollar or Canadian dollar stock options held by the named executive officers had an exercise price that exceeded the closing price of

Nortel Networks Corporation’s common shares on the last trading day of the year on, respectively, the New York Stock Exchange for United States stock options and on the Toronto Stock Exchange for Canadian stock options. On December 31, 2004, the closing price of Nortel Networks Corporation’s common shares on the New York Stock Exchange and the Toronto Stock Exchange was $3.47 and Cdn$4.16, respectively. The weighted average exercise price of the outstanding exercisable and unexercisable United States dollar and Canadian dollar stock options as at December 31, 2004 was: $14.51 for options held by Mr. Debon; $6.30 for options held by Ms. Spradley; Cdn$24.32 for options held by Mr. McFadden; and Cdn$25.18 for Mr. DeRoma’s Canadian dollar stock options and $11.29 for his United States dollar stock options. Where applicable, weighted average price has been calculated assuming that replacement options that currently do not have set exercise prices will have exercise prices equal to the exercise prices of the corresponding initial options. See footnote (2) above.

(5)	The remaining two thirds of the performance accelerated stock options previously granted to Messrs. Debon, McFadden and DeRoma vested and became exercisable in January 2004, the other one third having vested and became exercisable in December 2003.

(6)	Prior to Ms. Spradley’s appointment as an officer of the Company and Nortel Networks Corporation, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program. All of those options were exercisable as of December 31, 2004.

(7)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, all United States dollar and Canadian dollar options held by Mr. Dunn terminated and expired automatically on April 27, 2004, including all performance accelerated stock options.

     2003

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)(2)(3)(4)
	Common Shares Acquired On Exercise (#)					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(4)

		Value Realized ($)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
F.A. Dunn	– –	– –	750,000(Cdn)	(5)(6)	1,500,000(Cdn)(5) – (7)	–	–
P. Debon	–	–	891,999	(6)	710,001	–	–
S.L. Spradley	–	–	148,665	(8)	173,334(8)	–	–
C. Bolouri	–	–	931,332(Cdn)	(6)	686,668(Cdn)	–	–
N.J. DeRoma	–	–	663,333(Cdn) 80,000	(6)	870,001(Cdn)	–	–

(1)	As adjusted to reflect the two-for-one stock split of the Company’s common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation’s common shares effective at the close of business on May 5, 2000, where applicable.

(2)	Includes the following number of previously granted “replacement options”: 160,000 for Mr. Debon; 120,000 for Mr. Bolouri; and 160,000 for Mr. DeRoma. Mr. Dunn had also been granted 120,000 replacement options, which he subsequently voluntarily returned for immediate cancellation in June 2003. See also footnotes (5) and (7) below. Replacement options are granted pursuant to the key contributor stock option program. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes, and brokerage costs associated with the exercise of the initial options.

(3)	As Nortel Networks Corporation grants both United States dollar and Canadian dollar stock options, the options are listed separately for each currency, where applicable. Unless otherwise stated, all options are United States dollar options.

(4)	As at December 31, 2003, all of the outstanding exercisable or unexercisable United States dollar or Canadian dollar stock options held by the named executive officers had an exercise price that exceeded the closing price of Nortel Networks Corporation’s common shares on the last trading day of the year on, respectively, the New York Stock Exchange for United States stock options and on the Toronto Stock Exchange for Canadian stock options. On December 31, 2003, the closing price of Nortel Networks Corporation’s common shares on the New York Stock Exchange and the Toronto Stock Exchange was $4.23 and Cdn$5.49, respectively. The weighted average exercise price of the outstanding exercisable and unexercisable United States dollar and Canadian dollar stock options as at December 31, 2003 was: Cdn$8.95 for options held by Mr. Dunn; $14.51 for options held by Mr. Debon; $6.30 for options held by Ms. Spradley; Cdn$37.06 for options held by Mr. Bolouri; and Cdn$25.18 for Mr. DeRoma’s Canadian dollar stock options and $11.29 for his United States dollar stock options. Where applicable, weighted average price has been calculated assuming that replacement options that currently do not have set exercise prices will have exercise prices equal to the exercise prices of the corresponding initial options. See footnote (2) above.

(5)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, all options held by Mr. Dunn terminated and expired automatically on April 27, 2004, including all performance accelerated stock options. Previously, in June 2003, Mr. Dunn voluntarily returned for immediate cancellation 934,668 previously granted Canadian dollar stock options, comprised of 851,334 exercisable plus 83,334 unexercisable options as well as 120,000 exercisable replacement options referenced in footnote (2) above. See also footnote (7) below.

(6)	One third of the performance accelerated stock options previously granted to Messrs. Dunn, Debon, Bolouri and DeRoma in 2001 vested and became exercisable in December 2003. Other than Mr. Dunn, who did not have any additional performance accelerated stock options accelerated, the remaining two thirds of the performance accelerated stock options held by Messrs. Debon, Bolouri and DeRoma vested and became exercisable in January 2004.

(7)	In June 2003, Mr. Dunn voluntarily turned in for immediate cancellation 200,000 unexercisable United States dollar stock options originally granted in July 1999.

(8)	Prior to Ms. Spradley’s appointment as an officer of the Company and Nortel Networks Corporation, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program. Of those options, 35,332 were exercisable as of December 31, 2003.

Long-term incentive plans — awards in last two fiscal years

     No long-term incentives were granted under any long-term incentive plan to any of the named executive officers for 2004 during the fiscal year ended December 31, 2004.

     The following table sets forth certain information concerning the allocation of restricted stock units to the named executive officers for 2003 under the Nortel Networks Limited Restricted Stock Unit Plan (or RSU Plan) during the fiscal year ended December 31, 2003.

		Performance or Other Period Until Maturation or Payout (2)	Estimated Future Payouts Under Non-Share Price Based Plans
	Number of Shares, Units or Other Rights (#)(1)(2)
Name			Threshold (#)	Target (#)	Maximum (#) (2)
F.A. Dunn	2,980,000(3)	2003 to 2005	0	0	2,980,000(3)
P. Debon	1,490,000	2003 to 2005	0	0	1,490,000
S.L. Spradley	1,150,000	2003 to 2005	0	0	1,150,000
C. Bolouri	1,070,000	2003 to 2005	0	0	1,070,000
N.J. DeRoma	1,070,000	2003 to 2005	0	0	1,070,000

(1)	When issued and settled, a restricted stock unit entitles the holder to receive one common share of Nortel Networks Corporation or, in the discretion of the joint leadership resources committee or at the election of the holder in certain circumstances, cash in lieu thereof.

(2)	The 2003 program has a three-year performance period ending December 31, 2005. The three-year performance period includes four performance thresholds that may be achieved at any time during the performance period. The performance criteria for each of the four thresholds are distinct “Return on Sales before Tax” (or ROSBT) percentage targets, calculated on a rolling four-quarter basis. The joint leadership resources committee assesses Nortel Networks Corporation’s performance on a quarterly basis against each of these thresholds and further considers Nortel Networks Corporation’s performance as compared to its competitors and certain business, financial, competitive, political and other relevant criteria in determining, in the committee’s discretion, whether any or a portion of the allocated restricted stock units will be issued and settled to participants. In respect of 2003, the committee exercised its discretion to authorize the issuance of restricted stock units to the named executive officers based, among other things, on the achievement of two performance thresholds. On January 10, 2005, the joint leadership resources committee exercised the discretion reserved to it with respect to the 2003 program of the RSU Plan and determined, and the boards of directors of the Company and Nortel Networks Corporation confirmed and approved, that no additional restricted stock units will be issued with respect to the 2003 program (including in connection with the achievement of the third and fourth ROSBT performance targets or otherwise) and that all unissued restricted stock units under the 2003 program are immediately terminated and cancelled in their entirety. Information regarding restricted stock units issued and settled under the 2003 program of the RSU Plan is disclosed in the “Summary Compensation Table — 2003” above under “Long Term Compensation — Payouts”. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then chief financial officer and controller. The Company and Nortel Networks Corporation have demanded repayment from the chief financial officer and controller of the restricted stock units issued and settled in July 2003 with respect to the achievement of the first performance threshold and, with respect to the controller, the restricted stock units issued and settled in January 2004 with respect to the achievement of the second performance threshold. All restricted stock units allocated to the chief financial officer and the controller that were not issued have been forfeited. See footnote (3) regarding restricted stock units allocated to the president and chief executive officer.

(3)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, Mr. Dunn’s allocated but unissued restricted stock units were automatically forfeited. With respect to the restricted stock units issued to him and settled in July 2003 with respect to the achievement of the first performance threshold, the Company and Nortel Networks Corporation have demanded repayment as noted in the “Summary Compensation Table” above.

Retirement plans

     Nortel Networks Corporation has several pension plans. The following descriptions relate to pension plans to which the named executive officers for 2004 and the named executive officers for 2003 are eligible to participate.

     The non-contributory defined benefit pension plans (or base plans) in Canada and in the United States are generally available to employees and executives who were participants prior to May 1, 2000. There is also the Nortel Networks Supplementary Executive Retirement Plan which is available to eligible executives. The benefit calculated under the Supplementary Executive Retirement Plan is reduced by the pension benefits payable under the registered/qualified defined benefit pension plans and the non-qualified/excess plans. Effective January 1, 2000, the Supplementary Executive Retirement Plan was closed to new participants.

Defined Benefit Pension Plan — Canada

     A defined benefit pension plan, the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan, is maintained for eligible employees and executives in Canada. This plan has two different formulas, called Part I and Part II.

     The Part I formula provides a monthly benefit at retirement based on years of service and a pension accrual of 1.3 percent of the average annual earnings of the best three consecutive years. An early retirement reduction applies for retirement prior to age 60. Eligible earnings include base salary and, where applicable, overtime, off-shift differentials and an individual sales commission factor. Effective January 1, 1999, the Part I defined benefit formula was closed to new participants.

     The Part II formula was introduced January 1, 1999. Employees who were participants in Part I could continue to participate in Part I, or move to the new Part II formula, at their election. Part II provides a benefit based on pension credits and the average annual earnings for the highest three consecutive years in the last ten years prior to retirement or other termination of employment. Pension credits are earned during each year of participation based on the participant’s age attained in the year and on years of service. Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan), overtime, off-shift differentials and sales commissions. Effective May 1, 2000, the Part II defined benefit formula was closed to new participants.

     The Part II benefit can be paid in a lump sum or as an actuarially equivalent annuity. Under the annual income option, there are reductions for retirement prior to normal retirement age of 65. Certain grandfathering rules exist for employees and executives who were participating in the pension plan as at December 31, 1998.

     The Income Tax Act (Canada) (or ITA) limits the amount of pension that may be paid under a registered pension plan. Pension benefits within the ITA limit are funded by a pension trust that is separate from the general assets of the Company. Pension benefits that exceed the ITA limits are paid from an excess plan, and are funded from the Company’s general assets and the general assets of Nortel Networks Technology Corporation (or NNTC), an affiliate of the Company.

Defined Benefit Pension Plan — United States

     A defined benefit pension plan, the Nortel Networks Retirement Income Plan, is maintained for eligible employees and executives in the United States. Benefits are paid to plan participants under one of two formulas, depending on elections made by the plan participant: the Pension Service Plan (or PSP) formula or the Cash Balance Plan formula.

     The PSP formula is available for participants who are employees of Nortel Networks Inc. (or NNI) or other Nortel Networks subsidiaries located in the United States who enrolled in the plan prior to May 1, 2000, and who elected prior to May 1, 2000 to be covered by the PSP formula. As of May 1, 2000, the PSP formula under the Nortel Networks Retirement Income Plan was closed to new participants. The PSP formula provides a benefit based on pension credits and average earnings for the highest 1,095 consecutive calendar days of compensation out of the last 3,650 days prior to retirement or other termination of employment. Pension credits are earned during each year of participation based on the participant’s age attained in the year and on years of service. Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the SUCCESS Plan, overtime, off-shift differentials and sales commissions.

     A new defined benefit pension formula, the Cash Balance Plan, was established, effective May 1, 2000, based on pay credits and interest credits. Employees who were participants in the PSP could continue to participate in the PSP, or move to the new Cash Balance Plan, or elect to opt out of the pension plan. The Cash Balance Plan formula provides a monthly credit equal to 4% of eligible earnings, with interest being credited monthly based on the month’s starting balance. Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the SUCCESS Plan, overtime, off-shift differentials and sales commissions earned prior to retirement or other termination of employment.

     The PSP and Cash Balance Plan benefits can be paid in a lump sum or as an actuarially equivalent annuity.

     Certain grandfathering rules exist for employees and executives who were participating in the pension plan as at December 31, 1998.

     Federal laws place limitations on compensation amounts that may be included under a qualified pension plan ($205,000 in 2004) as well as limitations on the total benefit that may be paid from such plans. Pension benefits within the limit are funded by a pension trust that is separate from the general assets of NNI. Pension benefits applicable to compensation that exceeds federal limitations and pension benefits in excess of the limitations on total benefits are paid from a restoration (excess) plan, and are funded from NNI’s general assets.

Supplementary Executive Retirement Plan

     Eligible executives in Canada and the United States also participate in the Supplementary Executive Retirement Plan (or SERP). Effective January 1, 2000, the SERP was closed to new participants and there are only 19 executives who remain eligible to participate in the SERP.

     For Canadian executives participating in the SERP as at December 31, 1998 who elected, effective January 1, 1999, to remain in Part I of the pension plan, the SERP formula provides a benefit based on years of service and a pension accrual of 1.3 percent of the final average earnings of the best three consecutive years. An early retirement reduction of seven percent a year prior to age 60 applies in the case of retirement prior to this age. The maximum total annual retirement benefit cannot exceed 60 percent of an executive’s final average earnings at retirement. Eligible earnings include base salary plus the incentive award or bonus, if any, paid under the SUCCESS Plan, and commissions, however a bonus or commissions will not be included in a given year to the extent that it exceeds 60 percent of a participant’s base salary for that calendar year.

     New SERP plan provisions, which became effective January 1, 1999 and are applicable to Part II members participating in the Canadian plan and to US PSP formula members, provide a benefit based on pension credits and final average earnings for the highest three consecutive years in the last ten years prior to retirement, to a maximum benefit of 550 percent of final average earnings. Pension credits are earned during each year of participation based on the participant’s age attained in the year and on years of service. Eligible earnings include base salary plus the incentive award or bonus, if any, paid under the SUCCESS Plan, and commissions, however a bonus or commissions will not be included in a given year to the extent that it exceeds 60 percent of a participant’s base salary for that calendar year.

     All participating executives at December 31, 1998 have their benefits protected under the pre-1999 grandfathered SERP formula.

     Pension benefits from the SERP are funded from the general assets of, respectively, the Company and NNTC in Canada and Nortel Networks Inc. in the United States.

     The following tables show the aggregate approximate annual retirement benefits for an eligible executive officer for certain compensation and years of service categories assuming retirement at age 65, and assuming grandfathering provisions do not apply.

     Table I estimates the total retirement benefit (including the SERP) for all participating United States executives (PSP formula members), and for participating Canadian executives who elected and continue to participate in Part II of the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan. It estimates the benefit payable as a life annuity with a 60 percent survivor pension.

     The approximate benefits for the service of Messrs. Debon, McFadden and DeRoma (named executive officers in 2004) and Mr. Bolouri (a named executive officer in 2003, along with Messrs. Debon and DeRoma) are shown in Table I. The approximate total eligible earnings and years of credited pensionable service at December 31, 2004 was: $808,525 and

4.92 years of United States service for Mr. Debon; $708,816 and 27.50 years of Canadian service for Mr. McFadden; and $823,931 and 5.58 years of Canadian pensionable service for Mr. DeRoma. Mr. DeRoma is also eligible to receive additional credited pensionable service, up to a maximum of 8.125 years, under the terms of his employment agreement. See “Certain Employment Arrangements”. The approximate total eligible earnings and years of credited pensionable service for Mr. Bolouri at December 31, 2003 was $696,984 and 22 years of Canadian service.

Table I

	Years of Service
Total Earnings	15	20	25	30	35

$600,000	$138,578	$169,034	$207,612	$235,023	$273,602
700,000	161,674	197,206	242,215	274,194	319,202
800,000	184,770	225,379	276,817	313,365	364,802
900,000	207,866	253,551	311,419	352,535	410,403
1,000,000	230,963	281,724	346,021	391,706	456,003
1,100,000	254,059	309,896	380,623	430,876	501,603
1,200,000	277,155	338,068	415,225	470,047	547,203
1,300,000	300,251	366,241	449,827	509,217	592,804
1,400,000	323,348	394,413	484,429	548,388	638,404
1,500,000	346,444	422,585	519,031	587,558	684,004
1,600,000	369,540	450,758	553,633	626,729	729,605
1,700,000	392,636	478,930	588,235	665,900	775,205
1,800,000	415,733	507,102	622,837	705,070	820,805
1,900,000	438,829	535,275	657,439	744,241	866,406
2,000,000	461,925	563,447	692,042	783,411	912,006

     Table II estimates the benefits calculated under the United States Cash Balance Plan formula under the Nortel Networks Retirement Income Plan for participating employees and executives, payable as a straight life annuity.

     The approximate benefits for Mr. Owens and Ms. Spradley’s service are shown in Table II. The approximate total eligible earnings and years of credited service at December 31, 2004 for Mr. Owens was $680,328 and .75 years of United States service and $1,139,325 and 16.67 years of United States service for Ms. Spradley. As Mr. Owens and Ms. Spradley are in the Cash Balance Plan, eligible earnings for 2004 reflect 2004 base salary and for Ms. Spradley it also included the one-time award paid during 2004 under the SUCCESS Plan. Mr. Owens is also eligible for a Special Pension Arrangement. See “Certain Employment Arrangements”.

Table II

	Years of Service
Total Earnings	5	10	15	20	25	30	35

$600,000	$10,330	$20,659	$30,989	$41,318	$51,648	$61,978	$72,308
700,000	12,051	24,102	36,153	48,204	60,256	72,307	84,359
800,000	13,773	27,546	41,318	55,091	68,864	82,637	96,411
900,000	15,494	30,989	46,483	61,977	77,472	92,967	108,462
1,000,000	17,216	34,432	51,648	68,863	86,080	103,296	120,513
1,100,000	18,938	37,875	56,813	75,750	94,688	113,626	132,565
1,200,000	20,659	41,318	61,977	82,636	103,296	123,956	144,616
1,300,000	22,381	44,762	67,142	89,522	111,904	134,285	156,667
1,400,000	24,103	48,205	72,307	96,409	120,512	144,615	168,719
1,500,000	25,824	51,648	77,472	103,295	129,120	154,945	180,770
1,600,000	27,546	55,091	82,636	110,181	137,728	165,274	192,821
1,700,000	29,267	58,534	87,801	117,068	146,336	175,604	204,873
1,800,000	30,989	61,978	92,966	123,954	154,944	185,933	216,924
1,900,000	32,711	65,421	98,131	130,840	163,552	196,263	228,975
2,000,000	34,432	68,864	103,296	137,727	172,160	206,593	241,027

     On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause and that Nortel Networks will demand repayment of payments made under bonus plans in respect of 2003. As a result, where applicable and permitted under applicable law, the pension benefits for the terminated executives were recalculated to include base salary only in 2003.

     As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, he was no longer eligible for any SERP benefit that would have otherwise applied as a result of his past election to remain in Part I of the pension plan. Upon the termination of his employment for cause, Mr. Dunn received Cdn$2,416,517.18 representing the commuted value of the pension benefits accrued pursuant to the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan. The payment was calculated based on Mr. Dunn’s 27.92 years of service in accordance with the Part I formula described under “Defined Benefit Pension Plan — Canada”.

Certain employment arrangements

     On August 31, 2004, the Company and Nortel Networks Corporation entered into an employment agreement with William A. Owens confirming Mr. Owens’ appointment as President and Chief Executive Officer of the Company and Nortel Networks Corporation as of April 27, 2004. The agreement provides that Mr. Owens will receive a base salary of $1,000,000 and will be eligible for a targeted annual bonus of 170% of base salary under the Nortel Networks Limited SUCCESS Incentive Plan. Under the agreement, Mr. Owens will receive a special pension benefit that will accrue ratably over the first five years of his employment as President and Chief Executive Officer. Assuming retirement at the end of such five years, Mr. Owens will receive an estimated monthly pension benefit of $33,540, payable over the five year period following his retirement.

     Mr. Owens is based at the registrant’s offices in Ontario, Canada. In connection with his relocation to Ontario, Mr. Owens will be eligible for certain benefits under the Nortel Networks-International Assignment Relocation program, in accordance with the generally applicable terms of such program and consistent with his senior executive position.

     Mr. DeRoma entered into an employment agreement in April 1997, prior to commencing employment as Vice-President and Deputy General Counsel. Pursuant to the agreement, the Company agreed to make a gross-up payment to Mr. DeRoma for calendar years 1997 through 2000. The gross-up payment was intended to place Mr. DeRoma in the same after-tax position with respect to his base salary and any annual incentive award as if he were a resident of the State of Connecticut and a taxpayer in the United States. After June 2000, this gross-up was subject to annual review by the joint leadership resources committee of the boards of directors of the Company and Nortel Networks Corporation, and was not renewed subsequent to March 2002. Under the terms of the agreement, Mr. DeRoma is also eligible for the Nortel Networks Limited Special Pension Credit Program which covered new executive hires older than age 35. Mr. DeRoma will be credited, for pension purposes, with additional years and months equal to one half of the years between the age of 35 and Mr. DeRoma’s age at the time of hire, if he retires after the age of 60, to a maximum of 8.125 years.

     Other than Mr. Dunn, each of the named executive officers and certain other executive officers of the Company, including the current President and Chief Executive Officer, currently participate in the Nortel Networks Corporation Executive Retention and Termination Plan (or ERTP). The ERTP provides that if a participant’s employment is terminated without cause within a period commencing 30 days prior to the date of a change in control of Nortel Networks Corporation and ending 24 months after the date of a change in control of Nortel Networks Corporation, or the participant resigns for good reason (including, among other things, a reduction in overall compensation, geographic relocation or reduction in responsibility, in each case without the consent of the participant) within 24 months following the date of a change in control of Nortel Networks Corporation, the participant will be entitled to certain payments and benefits, including (i) the payment of an amount equal to three times (in the case of the chief executive officer) and two times (in the case of the other named executive officers) of the participant’s annual base salary; (ii) the payment of an amount equal to 300 percent (in the case of the chief executive officer) and 200 percent (in the case of the other named executive officers) of the participant’s target annual incentive bonus; (iii) accelerated vesting of all or substantially all stock options; and (iv) the “pay-out” at target of any restricted stock units under the Nortel Networks Limited Restricted Stock Unit Plan.

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

     Until June 30, 2003, each of the named executive officers (other than Mr. Dunn) and certain other executive officers of Nortel Networks Corporation were eligible to participate in the Nortel Networks Corporation Special Retention Plan (or SRP). The SRP provided that if a participant’s employment was terminated by the participant for good reason or by Nortel Networks Corporation without cause during the period from November 1, 2001 to June 30, 2003, that participant would have been entitled to certain payments and benefits. Other than payments made in accordance with the SRP in March 2003 in connection with a former executive officer’s previously announced termination of employment, no amounts were paid or became payable in 2003 to any executive officer prior to June 30, 2003.

Compensation of directors

     Effective January 1, 2002, each non-employee director of the Company and Nortel Networks Corporation elected to receive all compensation for services rendered as a member of the board of directors of the Company and Nortel Networks Corporation, any committees thereof, and as board or committee chairperson, in the form of share units, instead of cash, under the Directors’ Deferred Share Compensation Plans maintained by the Company and Nortel Networks Corporation. The share units are settled a specified number of trading days following the release of Nortel Networks Corporation’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share of Nortel Networks Corporation. Effective January 1, 2004, each non-employee director of the Company and Nortel Networks Corporation was entitled to elect to receive fees in cash, in share units under the Directors’ Deferred Share Compensation Plans or in a combination of cash and share units.

     The compensation of directors is considered on a combined basis in light of the overall governance structure of the Company and Nortel Networks Corporation. Director compensation is set solely on an annual fee basis (paid quarterly in arrears) and fees are not paid for board or committee meeting attendance. From January 1, 2002 to December 31, 2003, directors of the Company and Nortel Networks Corporation, who were not salaried employees of the Company or any of its subsidiaries, received an annual Company board retainer of $50,000, an annual committee membership retainer of $12,500 (or $6,250 each for membership on the same committee of the boards of the Company and Nortel Networks Corporation) and, except as noted below, an annual committee chairperson fee of $7,500 (or $3,750 each for chairing the same committee of the boards of the Company and Nortel Networks Corporation). Effective July 25, 2002, the fee for the audit committee chairperson was increased to $17,500 (or $8,750 for each audit committee of the Company and Nortel Networks Corporation) in recognition of the significant responsibilities assumed by the audit committee chairperson.

     Annual directors’ fees were initially increased effective January 1, 2004, after having been essentially unchanged for the previous two year period, as described above. However, in light of the challenges subsequently faced by the Company and Nortel Networks Corporation, the boards of directors in July 2004 decreased the annual directors’ fees back to the fees in effect prior to January 1, 2004. The boards of directors also determined that the directors’ fees to be paid during the remainder of 2004 would be reduced so that the total amount of the directors’ fees paid for 2004 would equal the amount of fees that would have been paid under the 2003 directors’ fee schedule. Accordingly, the net effect of these determinations was that the directors’ fees paid to non-employee directors remain essentially unchanged since January 1, 2002.

     Between January 1, 2004 to June 30, 2004, directors of the Company and Nortel Networks Corporation, who were not salaried employees of Nortel Networks Corporation or any of its subsidiaries, received an annual Company board retainer of $60,000 and an annual committee membership retainer and, except as described below, an annual committee chairperson retainer of $12,500 (or $6,250 each for membership on or chairing the same committee of the boards of the Company and Nortel Networks Corporation). The fee for the audit committee chairperson was $27,500 or $13,750 for each audit committee, in recognition of the significant responsibilities assumed by the audit committee chairperson.

     Nortel Networks Corporation maintains, at its cost, life insurance for directors, who are not salaried employees of the Company and Nortel Networks Corporation. Such insurance is in an amount of Cdn$100,000 while a director and in an amount of Cdn$75,000 following retirement at or after age 65 or, at any lesser age after ten years of board membership (including Company board membership).

     Directors entitled to the above remuneration are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the boards of directors of the Company and Nortel Networks Corporation or their committees or for performing services as directors.

     Effective January 1, 2004, amended share ownership guidelines adopted by the boards of directors of the Company and Nortel Networks Corporation require each non-chairman director to own, directly or indirectly, common shares of Nortel Networks Corporation having a fair market value of at least $300,000 within five years from the earlier of the date he or she was first elected or appointed to the boards of directors of the Company or Nortel Networks Corporation. Share ownership guideline compliance must thereafter be maintained during an individual’s tenure as a director. The chairman of the board must own, directly or indirectly, common shares of Nortel Networks Corporation having a fair market value of at least $1,600,000 within five years from the earlier of the date he or she was first appointed as chairman of the boards of directors of the Company or Nortel Networks Corporation. A newly elected director is required to elect to receive at least 50 percent of his or her annual compensation for serving as a director of the Company and Nortel

Networks Corporation or, in the case of a newly appointed chairman of the board of directors, at least 50 percent of his or her annual compensation for serving as a director and as chairman of the board of directors of the Company and Nortel Networks Corporation, in the form of share units until such time as the share ownership guidelines are met. Share units credited under the Directors’ Deferred Share Compensation Plans are included in the calculation of the number of common shares of Nortel Networks Corporation owned by a director for this purpose. Messrs. Bischoff and Manley have been prevented under applicable securities laws from participating in the Directors Deferred Share Compensation Plans due to the delay in the filing of the restated financial statements and related periodic reports of the Company and Nortel Networks Corporation.

     Retirement benefits are not paid to non-employee directors of Nortel Networks Corporation, or to non-employee directors of the Company elected after January 1, 1996. Non-employee directors of the Company elected prior to January 1, 1996 are entitled to receive retirement benefits equal to 75 percent of the greater of $27,500 and the annual retainer paid to each director at retirement, indexed to reflect approximately half of the increase in directors’ retainers after retirement. The benefits are payable for a maximum of ten years.

     From his appointment in April 2001 to December 31, 2003, Mr. Wilson’s additional compensation for serving as non-executive chairman of the board of directors of the Company and Nortel Networks Corporation from each of the Company and Nortel Networks Corporation was $45,000 per fiscal quarter. As with the directors’ annual fees, Mr. Wilson’s additional compensation for serving as non-executive chairman of the board of the Company and of Nortel Networks Corporation was initially increased to $50,000 per fiscal quarter from each of the Company and Nortel Networks Corporation for the period from January 1, 2004 to June 30, 2004. Effective July 1, 2004, his additional compensation for serving as non-executive chairman of the board of directors of the Company and of Nortel Networks Corporation was reduced back to the $45,000 per fiscal quarter that was being paid prior to January 1, 2004 by each of the Company and Nortel Networks Corporation. The boards of directors also determined that the amount of additional compensation for serving as non-executive chairman paid to Mr. Wilson from July 1, 2004 to December 31, 2004 would be reduced so that the total amount of additional compensation to be paid to Mr. Wilson in 2004 for serving as non-executive Chairman would equal his pre-2004 compensation. The net effect of these determinations was that the additional fees paid to Mr. Wilson for serving as non-executive Chairman remain unchanged since his original appointment.

Compensation committee interlocks and insider participation

     The joint leadership resources committee of the boards of directors of the Company and Nortel Networks Corporation is comprised of members from the boards of directors of the Company and Nortel Networks Corporation. The members of the joint committee are Messrs. R.E. Brown (chairman), S.H. Smith, Jr., and L.R. Wilson. Mr. Owens served as a member of the joint committee until April 27, 2004, but resigned from the committee prior to being appointed President and Chief Executive Officer of the Company and Nortel Networks Corporation. No other changes to the membership of the joint committee have occurred during 2004 or 2003. No member of the joint committee was an officer (within the meaning of applicable United States securities rules) or employee of Nortel Networks Corporation or any of its subsidiaries at any time during 2004 or 2003.

     No executive officer of the Company serves on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s board of directors.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

     The following table shows the number of common shares of the Company beneficially owned by persons who are known to the Company to be beneficial owners of more than five percent of the Company’s common shares as of December 31, 2004.

Name and Address of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership	Percent of Class
Nortel Networks Corporation 8200 Dixie Road, Suite 100 Brampton, Ontario, Canada L6T 5P6	Common shares of the Company	1,460,978,638	100

Security ownership of directors and management

     The following table shows the number of common shares of Nortel Networks Corporation and Bookham Technology plc beneficially owned, as of January 7, 2005 (unless otherwise noted), by each of the Company’s directors, nominees for directors and the individuals named in the 2004 and 2003 summary compensation tables set forth above under “Executive Compensation”, as well as by the directors and executive officers as a group, with the exception that common shares held under Canadian and U.S. investment plans and common shares subject to stock options are as of December 31, 2004. Bookham Technology plc was an affiliate of the Company as of December 31, 2004. None of the directors, nominees for election as director, or executive officers of the Company beneficially own any common or preferred shares of the Company.

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

		Amount and Nature of
Name of Beneficial Owner	Title of Class of Security	Beneficial Ownership(1)
M. Bischoff*	Common shares of Nortel Networks Corporation	–
J.J. Blanchard	Common shares of Nortel Networks Corporation Share units	19,392 114,395	(2) (3)
R.E. Brown	Common shares of Nortel Networks Corporation Share units	417,281 123,254	(4) (3)
J.E. Cleghorn	Common shares of Nortel Networks Corporation Share units	29,000 132,249	(5) (3)
L.Y. Fortier	Common shares of Nortel Networks Corporation Share units	22,585 132,889	(6) (3)
R.A. Ingram	Common shares of Nortel Networks Corporation Share units	10,756 133,243	(7) (3)
J.A. MacNaughton**	Common shares of Nortel Networks Corporation Share units	42,804,520 –	(8)
J. Manley*	Common shares of Nortel Networks Corporation	–
R.D. McCormick**	Common shares of Nortel Networks Corporation	100,000
W.A. Owens	Common shares of Nortel Networks Corporation Share units	– 103,917	(3)
H.J. Pearce**	Common shares of Nortel Networks Corporation	10,000
G. Saucier	Common shares of Nortel Networks Corporation Share units	28,673 129,397	(9) (3)
S.H. Smith, Jr.	Common shares of Nortel Networks Corporation Share units	131,192 157,173	(10) (3)
L.R. Wilson	Common shares of Nortel Networks Corporation Share units	1,201,871 564,470	(11) (3)
F.A. Dunn***	Common shares of Nortel Networks Corporation	793,510	(12)
P. Debon	Common shares of Nortel Networks Corporation	1,958,167	(13)
B.W. McFadden	Common shares of Nortel Networks Corporation	1,718,388	(14)
S.L. Spradley	Common shares of Nortel Networks Corporation	615,255	(15)
C. Bolouri****	Common shares of Nortel Networks Corporation	1,909,380	(16)
N.J. DeRoma	Common shares of Nortel Networks Corporation	1,919,233	(17)
Directors and executive officers as a group (consisting of 36 persons, comprised of the current directors and current executive officers)	Common shares of Nortel Networks Corporation Share units Common shares of Bookham Technology plc	23,396,591 1,590,987 –	(18) (3)

*	Messrs. Bischoff and Manley were each appointed a director of the Company and of Nortel Networks Corporation on April 29, 2004 and May 26, 2004, respectively. Messrs. Bischoff and Manley have been prevented under applicable securities laws from participating in the Directors’ Deferred Share Compensation Plans due to the delay in the filing of the restated financial statements and related periodic reports of the Company and Nortel Networks Corporation and, since May 31, 2004, have been subject to an Ontario Securities Commission management cease trade order prohibiting trading by directors, officers and certain current and former employees in securities of Nortel Networks Corporation until after the filing of the restated financial statements and related periodic reports of the Company and Nortel Networks Corporation.

**	Nominee for election as a director of the Company for the first time.

***	Mr. Dunn ceased to be President and Chief Executive Officer of the Company and Nortel Networks Corporation on April 27, 2004 and ceased to be a director of the Company and Nortel Networks Corporation on May 21, 2004.

****	A named executive officer in 2003 only.

(1)	Except as set forth below, each person has sole investment and voting power with respect to the common shares beneficially owned by such person. Includes common shares subject to stock options exercisable by December 31, 2004 or that become exercisable within 60 days from December 31, 2004 (whether or not the market price of the underlying common shares is below the stock option exercise price). As of December 31, 2004, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0 percent of the outstanding common shares of Nortel Networks Corporation.

(2)	Includes 8,000 common shares subject to stock options.

(3)	Share units issued under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan. Each share unit represents the right to receive one common share of Nortel Networks Corporation. Those plans are described under “Compensation of directors”.

(4)	Includes 8,000 common shares subject to stock options. Excludes 94 common shares beneficially owned by Mr. Brown’s son residing with Mr. Brown and 671 common shares beneficially owned by Mr. Brown’s spouse. Mr. Brown disclaims beneficial ownership of those excluded shares.

(5)	Includes 4,000 common shares subject to stock options.

(6)	Includes 8,000 common shares subject to stock options. Excludes 5,000 common shares beneficially owned by Mr. Fortier’s spouse. Mr. Fortier disclaims beneficial ownership of those excluded shares.

(7)	Includes 8,000 common shares subject to stock options and 1,800 common shares as to which Mr. Ingram shares investment and voting power with his spouse.

(8)	Represents common shares beneficially owned as of December 31, 2004 by the Canada Pension Plan Investment Board of which Mr. MacNaughton is the President and Chief Executive Officer. He is due to retire from that position on January 14, 2005. Mr. MacNaughton disclaims beneficial ownership of these shares.

(9)	Includes 8,000 common shares subject to stock options and 20,673 common shares beneficially owned by a corporation that is wholly-owned by Mrs. Saucier.

(10)	Includes 8,000 common shares subject to stock options. Excludes 1,600 common shares beneficially owned by Mr. Smith’s spouse. Mr. Smith disclaims beneficial ownership of those excluded shares.

(11)	Includes 38,000 common shares subject to stock options and 1,157,855 common shares beneficially owned by a corporation that is wholly-owned by Mr. Wilson. Excludes 2,204 common shares beneficially owned by Mr. Wilson’s spouse. Mr. Wilson disclaims beneficial ownership of those excluded shares.

(12)	Includes 5,000 common shares beneficially owned by Mr. Dunn’s son as to which Mr. Dunn shares investment power. Excludes 10,000 common shares beneficially owned by Mr. Dunn’s spouse and daughter residing with Mr. Dunn. Mr. Dunn disclaims beneficial ownership of those 15,000 included and excluded shares. As Mr. Dunn was no longer an insider of the Company effective May 21, 2004, the number of common shares reported as part of his holdings is based on information in our corporate records and Mr. Dunn’s filings on the Canadian insider reporting system, the System for Electronic Disclosure by Insiders, as at May 12, 2004 and reports filed pursuant to Section 16(a) of the U.S. Securities Exchange Act of 1934.

(13)	Includes 1,442,000 common shares subject to stock options.

(14)	Includes 1,217,000 common shares subject to stock options.

(15)	Includes 321,999 common shares subject to stock options.

(16)	Includes 1,498,000 common shares subject to stock options.

(17)	Includes 1,453,334 common shares subject to stock options and 397,127 common shares as to which Mr. DeRoma shares investment and voting power with his spouse.

(18)	Includes 15,124,239 common shares subject to stock options. Also includes 420,920 common shares as to which investment and voting power is shared with one or more other persons. Excludes 52,854 common shares as to which beneficial ownership is disclaimed.

ITEM 13.   Certain Relationships and Related Transactions

     Nortel Networks Corporation and its subsidiaries paid the law firm of Ogilvy Renault, of which Mr. Fortier is a senior partner and Chairman, fees for legal services with respect to several matters in 2003 and 2004 and are expected to continue to pay fees for legal services in 2005.

     Nortel Networks Corporation and its subsidiaries paid the law firm of Piper Rudnick LLP, of which Mr. Blanchard is a partner, fees for legal services with respect to several matters in 2003 and 2004 and are expected to continue to pay fees for legal services in 2005.

     Nortel Networks Corporation and its subsidiaries paid the law firm of McCarthy Tétrault LLP fees for legal services in 2003 and 2004. In May 2004, Mr. Manley became a senior counsel of the law firm of McCarthy Tétrault LLP, serving as an independent consultant but not a partner. McCarthy Tétrault LLP represents a former executive of Nortel Networks in connection with matters related to his former association with Nortel Networks, including certain civil proceedings commenced in 2001, the fees for which are being paid by Nortel Networks Corporation pursuant to indemnification provisions of applicable law.

Indebtedness of management

     Nortel Networks Corporation and the Company provide relocation assistance to employees who are requested to relocate that is designed to minimize the financial exposure to employees as a result of the move. In the past, the assistance has included housing loans, advances on real estate equity, and payments on behalf of employees of direct costs associated with the move. The assistance offered is specific to each employee and is structured to be competitive in the area to which the employee is relocated, subject to the overall relocation policy. Effective July 30, 2002, and in accordance with the United States Sarbanes-Oxley Act of 2002, Nortel Networks Corporation and the Company no longer offers its executive officers housing loans as part of their relocation assistance.

     No loans have been extended by Nortel Networks Corporation and the Company or its subsidiaries to any director or executive officer of the Company since January 1, 2003. Neither Nortel Networks Corporation, the Company nor its subsidiaries have given any guarantee, support agreement, letter of credit, or similar arrangement or understanding, to any other entity in connection with indebtedness of current and former directors or executive officers since January 1, 2003.

     As at December 31, 2004, approximately $3.6 million of indebtedness was owed by current and former employees to Nortel Networks Corporation, the Company and its subsidiaries. Except for the indebtedness previously owed by a recently appointed executive officer as set out in the table below, no current or former director or executive officer had any loans outstanding since January 1, 2003.

Table of Indebtedness of Directors and Executive Officers

Name and Principal Position	Involvement of Company or Subsidiary	Largest Amount Outstanding January 1, 2003 - December 31, 2004 ($)	Amount Outstanding as at December 31, 2004 ($)
Martha H. Bejar(1) President, CALA	Lender	200,000	0

(1)	A subsidiary of Nortel Networks Corporation extended a housing loan to Ms. Bejar in 2001 in connection with a relocation. The loan was for a period of 10 years, interest-free and secured against Ms. Bejar’s residence. The full amount of this indebtedness was repaid by Ms. Bejar prior to her appointment as an executive officer effective October 1, 2004.

Related party transactions

     The Company and its subsidiaries engage in transactions with Nortel Networks Corporation and its subsidiaries (other than the Company). These transactions include sales, purchases, research and development services and other financial arrangements and funding activities between such entities.

     2004

     As at June 30, 2004, the balance in trade and other payables owing from Nortel Networks Corporation was $74 million, and the balance in trade and other payables owing from Nortel Networks subsidiaries (other than the Company) was $121 million.

     2003

     As at December 31, 2003, the balance in trade and other payables owing from Nortel Networks Corporation was $67 million, and the balance in trade and other payables owing from Nortel Networks subsidiaries (other than the Company) was $87 million. During the year ended December 31, 2003, Nortel Networks Corporation and its subsidiaries (other than the Company) provided research and development services to the Company for $30 million.

ITEM 14.   Principal Accountant Fees and Services

     Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (or, collectively, the Deloitte Entities) are the principal independent accountants of the Company and Nortel Networks Corporation.

     In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the audit committees of the Company and Nortel Networks Corporation pre-approve all audit and non-audit services to be provided by the Deloitte Entities. In addition, in April 2002, the audit committees of the Company and Nortel Networks Corporation recommended for approval, and the boards of directors of the Company and Nortel Networks Corporation approved, a policy that thereafter the Company’s and Nortel Networks Corporation’s auditors would be retained solely to provide audit and audit-related services and advice with respect to tax matters, and that the auditors would not be retained to provide consulting services, such as information technology services. The boards’ policy applies to new engagements and did not affect limited term engagements in effect at the time the policy was approved.

     Certain services in each fee category below were not subject to the audit committee pre-approval requirements as the fees related to engagements for services prior to the audit committee pre-approval requirements coming into effect. Five percent of the fees billed for 2003 are for engagements that were undertaken prior to the pre-approval requirements coming into effect and were primarily for tax compliance services. Services for which the fees were less than one percent of the total fees billed by the Deloitte Entities for 2003 were inadvertently not pre-approved by the audit committees but were promptly brought to the attention of the audit committees and, in accordance with applicable laws and the requirements of securities regulatory authorities, were approved prior to the completion of the services associated with those fees.

Audit Fees

     The Company and Nortel Networks Corporation prepare financial statements in accordance with United States generally accepted accounting principles (or US GAAP) and Canadian generally accepted accounting principles (or Canadian GAAP). Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $14.3 million for 2004 for the following audit services: (i) interim audit work related to the audit of the annual consolidated financial statements of the Company and Nortel Networks Corporation for the year ended December 31, 2004; (ii) reviews of the financial statements of the Company and Nortel Networks Corporation included as comparative financial statements in Forms 10-Q for the periods ended March 31, 2004 and June 30, 2004; and (ii) audit of internal controls over financial reporting as required under the United States Sarbanes-Oxley Act of 2002. Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $55.0 million and $8.1 million for 2003 and 2002, respectively, for the following audit services: (i) audits of the annual consolidated financial statements of the Company and Nortel Networks Corporation included in annual reports on Form 10-K and annual reports to shareholders for the fiscal years ended December 31, 2003 and 2002; (ii) reviews of the interim financial statements of the Company and Nortel Networks Corporation included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2003 and 2002 (and in the Company’s amended Form 10-Q/A for the period ended September 30, 2003); (iii) audits and reviews of the restated financial statements of the Company and Nortel Networks Corporation included in their respective amended annual reports on Form 10-K/A for the fiscal year ended December 31, 2002 and amended quarterly reports on Form 10-Q/A for the periods ended March 31 and June 30, 2003; (iv) audits and reviews of the restated financial statements of the Company and Nortel Networks Corporation included as comparative financial statements in their respective Form 10-K for the fiscal year ended December 31, 2003; (v) audits of individual subsidiary statutory financial statements; and (vi) comfort letters, attest services, statutory and regulatory audits, consents and other services related to United States Securities and Exchange Commission matters.

Audit-Related Fees

     Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $2.8 million, $3.1 million and $1.1 million for 2004, 2003 and 2002, respectively, for the following audit-related services: (i) audit of pension plan financial statements; (ii) financial accounting and reporting consultations; (iii) information system reviews; (iv) advisory services related to the United States Sarbanes-Oxley Act of 2002; (v) accounting consultations and audits in connection with dispositions; (vi) internal control reviews; and (vii) accounting consultations regarding financial accounting standards for various local business-related transactions.

Tax Fees

     Deloitte Entities billed Nortel Networks Corporation and its subsidiaries $7.1 million, $14.6 million and $13.7 million for 2004, 2003 and 2002, respectively for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings and consisted of: (i) assistance in filing tax returns in various jurisdictions; (ii) sales and use, property and other tax return assistance; (iii) research and development tax credit documentation and analysis for purposes of filing amended returns; (iv) transfer pricing documentation; (v) requests for technical advice from taxing authorities; (vi) assistance with tax audits and appeals; and (vii) preparation of expatriate tax returns.

All Other Fees

     Deloitte Entities billed Nortel Networks Corporation and its subsidiaries $0, $0 and $1.7 million for 2004, 2003 and 2002, respectively, for the following services: (i) non-financial information systems design and implementation; (ii) financial information systems design and implementation; (iii) immigration services; and (iv) review of import/export and social security requirements/reports. Approximately $1.0 million of the above services billed by Deloitte Entities in 2002 were for services provided by Deloitte Consulting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 114

2.	Financial Statement Schedules

Page
Quarterly Financial Data (Unaudited)	F-91
Report of Independent Registered Chartered Accountants	182
II — Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	183
Audited Financial Statements and the notes thereto of Nortel Networks S.A., prepared in accordance with United States generally accepted accounting principles, for the three years ended December 31, 2003	184

All other schedules are omitted because they are inapplicable or not required.

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2003.

3.	Reports on Form 8-K

Nortel Networks Limited filed a Current Report on Form 8-K dated October 24, 2003 related to its financial results for the third quarter of 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 13, 2003 related to a press release announcing the expected timing for the filing of its Form 10-Q for the third quarter of 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated December 23, 2003 relating to a press release announcing the confirmation of the filing of a Form 10-K/A for 2002, a Form 10-Q/A for the first quarter of 2003 and a Form 10-Q/A for the second quarter of 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 29, 2004 concerning its financial results for the fourth quarter of 2003 and full year 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated March 10, 2004 related to a press release announcing the delay of filing of its financial results for the fiscal year of 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated March 15, 2004 related to a press release announcing the appointments of a new Chief Financial Officer and Controller on an interim basis.

Nortel Networks Limited filed a Current Report on Form 8-K dated March 30, 2004 related to a press release announcing the waiver from Export Development Canada and update regarding the timing of the first quarter 2004 results announcement and Annual Shareholders’ Meeting.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 5, 2004 related to a press release updating the status of the Securities and Exchange Commission inquiry.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 14, 2004 related to a press release updating the status of the Ontario Securities Commission inquiry.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 28, 2004 related to a press release announcing the appointment of William A. Owens as President and Chief Executive Officer, other management changes and an update on a number of matters, including the status of certain prior year financial statements.

Nortel Networks Limited filed a Current Report on Form 8-K/A dated April 28, 2004 amending debt securities information contained in a press release dated March 10, 2004.

Nortel Networks Limited filed a Current Report on Form 8-K dated April 29, 2004 related to a press release announcing the appointment of Dr. rer. Pol. Manfred Bischoff to the Nortel Networks Board of Directors.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 14, 2004 related to a press release announcing Nortel Networks receipt of a federal grand jury subpoena from the U.S. Attorney’s Office for the production of certain documents.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 18, 2004 related to a press release announcing a temporary cease trade order issued by the Ontario Securities Commission.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 25, 2004 related to the resignation of Frank Andrew Dunn as a director effective May 21, 2004.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 26, 2004 related to a press release announcing the appointment of The Hon. John Manley to the Nortel Networks Board of Directors.

Nortel Networks Limited filed a Current Report on Form 8-K dated May 31, 2004 related to a press release announcing that Nortel Networks Limited had obtained a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 2, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 15, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 23, 2004 related to a press release announcing court approval for extending the time for calling the 2004 Annual Shareholders’ Meeting.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 24, 2004 related to a letter received from the Toronto Stock Exchange advising of a breach of its financial statements filing requirements.

Nortel Networks Limited filed a Current Report on Form 8-K dated June 29, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated July 6, 2004 related to an agreement reached with Flextronics International Ltd.

Nortel Networks Limited filed a Current Report on Form 8-K dated July 13, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated July 27, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated August 10, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated August 17, 2004 related to a press release providing a status update of the RCMP review.

Nortel Networks Limited filed a Current Report on Form 8-K dated August 19, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated August 20, 2004 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K dated September 2, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated September 2, 2004 related to an employment agreement with William Owens, President and Chief Executive Officer.

Nortel Networks Limited filed a Current Report on Form 8-K dated September 16, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated September 30, 2004 related to a press release providing a status update on its financial restatement process and announcing a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K/A dated September 30, 2004 amending details of its previously announced work plan contained in a press release dated August 19, 2004.

Nortel Networks Limited filed a Current Report on Form 8-K dated October 14, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K/A dated October 18, 2004 amending certain information concerning the timing and implementation of certain matters under the existing agreement with Flextronics International Ltd. contained in a press release dated June 29, 2004.

Nortel Networks Limited filed a Current Report on Form 8-K dated October 27, 2004 related to a press release providing a status update on its financial restatement process and other matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 2, 2004 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 12, 2004 related to a press release providing a status update on its financial restatement process and other matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 19, 2004 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 24, 2004 related to a press release providing a status update on its financial restatement process and other matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated November 30, 2004 updating certain information concerning Nortel Networks Corporation’s Annual Shareholders’ Meeting.

Nortel Networks Limited filed a Current Report on Form 8-K dated December 8, 2004 related to a press release providing a status update on its financial restatement process and other matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated December 10, 2004 related to a press release announcing a new waiver from Export Development Canada.

Nortel Networks Limited filed a Current Report on Form 8-K dated December 16, 2004 related to a press release providing limited estimated unaudited financial results for the third quarter of 2004, and updated limited estimated unaudited results for the first and second quarters of 2004 and for the years 2001, 2002 and 2003.

Nortel Networks Limited filed a Current Report on Form 8-K dated December 22, 2004 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 4, 2005 related to a press release advising that the New York Stock Exchange has granted a three month extension to file the 2003 Annual Reports on Form 10-K with the Securities and Exchange Commission.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 7, 2005 related to a press release providing a status update on its financial restatement process and other related matters.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 10, 2005 related to a press release regarding the filing of Nortel Networks Corporation’s 2003 Financial Statements.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 11, 2005 related to a press release announcing the filing of Nortel Network Corporation’s Form 10-K.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 13, 2005 related to an employment agreement with Susan E. Shepard in connection with her appointment as Chief Ethics and Compliance Officer and the appointment of Richard McCormick and Harry Pearce as directors.

Nortel Networks Limited filed a Current Report on Form 8-K dated January 14, 2005 related to a press release announcing a new waiver from Export Development Canada.

4.	Exhibit Index

The items listed as Exhibits 10.2 to 10.7, 10.27 to 10.37 and item 10.41 relate to management contracts or compensatory plans or arrangements.

Exhibit

Number	Description
*2.	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Limited’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Limited (filed as Exhibit 3 to Nortel Networks Limited’s Current Report on Form 8-K dated October 18, 2000).

*3.2	By-Law No. 1 of Nortel Networks Limited (filed as Exhibit 3.2 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2000).

*4.1	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6 7/8% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.2	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.3	Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to debt securities authenticated and delivered thereunder (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-51888) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	First Supplemental Indenture dated as of February 1, 2001 to Indenture dated as of December 15, 2000 among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, and Citibank, N.A., as trustee, related to 6.125% Notes due 2006 (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2001).

*  Incorporated by reference

Number	Description
*4.5	Instrument of Resignation, Appointment and Acceptance entered into as of December 19, 2002, effective as of January 2, 2003, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, as issuer, Citibank, N.A. and Deutsche Bank Trust Company Americas, with respect to the Indenture dated as of December 5, 2000, as supplemented by a First Supplemental Indenture dated as of February 1, 2001 related to debt securities (filed as Exhibit 4.5 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

*4.6	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited, and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002 (filed as Exhibit 10.2 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.3	Agreement dated April 29, 1997 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.3 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.4	Acknowledgement effective as of June 1, 2000 related to the remuneration of the Chief Legal Officer (filed as Exhibit 10.4 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.5	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.6	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.7	Nortel Networks Corporation Special Retention Plan effective August 1, 2001 and expired on June 30, 2003 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*  Incorporated by reference

Number	Description
*10.9	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as borrower, various banks, as lenders, Royal Bank of Canada and Toronto Dominion Bank, as co-syndication agents, and J.P. Morgan Canada, as administrative agent (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10	Five Year Credit Agreement dated as of April 12, 2000, among Nortel Networks Limited, as guarantor, Nortel Networks Inc., as borrower, various banks, as lenders, ABN AMRO Bank N.V., Bank of America N.A. and Citibank N.A., as co-syndication agents, and Morgan Guaranty Trust Company of New York, as administrative agent (which terminated on April 28, 2004) (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.11	U.S. Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited, Nortel Networks Inc. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated January 18, 2002).

*10.12	Amendment No. 1 dated as of December 12, 2002 to the U.S. Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Lien Grantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.13	Canadian Guarantee and Security Agreement dated as of the first day of the “Collateral Period” (as defined therein) among Nortel Networks Limited and certain of its subsidiaries and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 4, 2002).

*10.14	Amendment No. 1 dated as of December 12, 2002 to the Canadian Guarantee and Security Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.3 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.15	Form of Nortel Networks Limited Foreign Subsidiary Guarantee dated as of April 4, 2002 and schedule thereto listing the specific foreign subsidiary guarantees which are not attached as exhibits (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.16	Amendment No. 1 dated as of December 12, 2002 to certain Foreign Subsidiary Guarantees dated as of April 4, 2002 among Nortel Networks (Ireland) Limited, Nortel Networks UK Limited, Nortel Networks (Asia) Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 99.4 to Nortel Networks Limited’s Current Report on Form 8-K dated December 13, 2002).

*10.17	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.6 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*  Incorporated by reference

Number	Description
*10.18	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Corporation and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.7 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.19	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Inc. and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.8 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.20	Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, Nortel Networks International Finance & Holding B.V., Nortel Networks S.A., and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.9 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.21	Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Supplementing Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding, B.V. and JPMorgan Chase Bank, as Collateral Agent, (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, and (c) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks U.K. Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.10 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.22	Foreign Pledge Agreement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, together with (a) the Pledge Agreement Supplement, dated as of April 4, 2002 between Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent, and (b) the Pledge Agreement Supplement dated as of April 4, 2002 between Nortel Networks International Finance & Holding B.V., Nortel Networks Optical Components Limited and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.11 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.23	Pledge Agreement Supplement dated as of May 20, 2002 between Nortel Networks Mauritius Ltd and JPMorgan Chase Bank, as Collateral Agent supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.24	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks International Finance & Holding B.V. and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*  Incorporated by reference

Number	Description
*10.25	Pledge Agreement Supplement dated as of June 4, 2002 between Nortel Networks Singapore Pte Ltd, and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks International Finance & Holding B.V., Nortel Communications Holdings (1997) Limited, Nortel Networks AB and JPMorgan Chase Bank, as Collateral Agent (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.26	Pledge Agreement Supplement dated as of May 15, 2002 between Nortel Networks Limited and JPMorgan Chase Bank, as Collateral Agent, supplementing the Foreign Pledge Agreement dated as of April 4, 2002 among Nortel Networks Limited, the Subsidiary Guarantors party thereto and JP Morgan Chase Bank, as Collateral Agent (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.27	Nortel Networks Limited SUCCESS Plan as amended and restated on July 28, 2003 with effect from January 1, 2003 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.28	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement on Form S-1 (No. 2-71087)).

*10.29	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.30	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Resolutions of the Board of Directors of Nortel Networks Limited dated December 18, 2003, related to the remuneration of the chairman of the board, directors and chairman of the audit committee, effective January 1, 2004.

*10.32	Resolutions of the Board of Directors of Nortel Networks Limited dated December 17, 1993, as amended by resolutions of the Board of Directors of Nortel Networks Limited dated February 29, 1996, providing for retirement compensation of directors who are not salaried employees of Nortel Networks Limited or its subsidiaries (filed as Exhibit 10.32 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.33	Agreement between a director of Nortel Networks Corporation and Nortel Networks Limited and the respective companies dated June 22, 2001, setting forth the arrangements with respect to serving as non-executive chairman of each of the board of directors of Nortel Networks Corporation and Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.34	Amended General description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.1 to the Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*  Incorporated by reference

Number	Description
*10.35	Nortel Networks Limited Restricted Stock Unit Plan dated as of January 30, 1997, as amended effective April 29, 1999, September 1, 1999, February 15, 2000, May 1, 2000,November 15, 2000 and January 23, 2003 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.36	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000, as amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004.

*10.37	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

*10.38	Master Facility Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated February 14, 2003).

*10.39	Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 99.3 to Nortel Networks Limited’s Current Report on Form 8-K dated February 14, 2003).

*10.40	Amending Agreement No. 1 dated as of July 10, 2003 to the Master Facility Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated July 10, 2002).

*10.41	Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.3 to the Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

21.	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Associes.

24.	Power of Attorney of certain directors and officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of the Chief Financial Officer.

32.	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS’ REPORT

To the Shareholders of Nortel Networks Limited

We have audited the consolidated financial statements of Nortel Networks Limited and its subsidiaries (“Nortel Networks”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 10, 2005, which report expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement of the consolidated financial statements as of December 31, 2002 and 2001 and for each of the years then ended and the change in the method of accounting for stock-based compensation, asset retirement obligations and goodwill; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Nortel Networks listed in Item 15. This financial statement schedule is the responsibility of Nortel Networks management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Toronto, Canada
January 10, 2005

Schedule II
Consolidated

NORTEL NETWORKS LIMITED
Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles (a)
(millions of U.S. dollars)

		Additions
	Balance at	charged		Balance at
	beginning of	to costs		end of
U.S. GAAP	year	and expenses	Deductions(b)	year(c)

Year 2003	$1,282	$(179)	$612	$491
Year 2002(d)	$1,537	$292	$547	$1,282
Year 2001(d)	$807	$1,789	$1,059	$1,537

(a)	Excludes Discontinued Operations.
(b)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(c)	Includes provisions for uncollectibles on long-term accounts receivable of $297, $780, and $761 as of December 31, 2003, 2002, and 2001, respectively.
(d)	As restated (see note 3 to the accompanying consolidated financial statements).

NORTEL NETWORKS S.A.

(A Subsidiary of Nortel Networks Limited)

For the three years ended December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Nortel Networks S.A.

We have audited the accompanying consolidated balance sheets of Nortel Networks S.A., a subsidiary of Nortel Networks Limited, and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 (all expressed in Euros). These financial statements are the responsibility of Nortel Networks S.A. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel Networks S.A. and its subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements of Nortel Networks S.A. as of December 31, 2002, and for each of the two years in the period then ended have been restated.

As described in note 4 to the consolidated financial statements, effective January 1, 2003, Nortel Networks S.A. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure”. Also, as described in note 4, effective January 1, 2002, Nortel Networks S.A. changed its method of accounting for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

Deloitte & Associés
(formerly Deloitte Touche Tohmatsu)

Société de Commissaires aux Comptes

/s/ Nicholas L.E. ROLT

Neuilly, France

January 10, 2005

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Consolidated Statements of Operations for the years ended December 31

(thousands of Euros)	2003	2002	2001

		As restated*	As restated*
Revenues — external	€344,008	€356,316	€767,713
— related parties	515,478	458,918	439,072

	859,486	815,234	1,206,785
Cost of revenues	657,128	600,367	1,116,766

Gross profit	202,358	214,867	90,019

Selling, general and administrative expense	70,274	69,482	175,433
Research and development expense	236,967	264,275	249,603
Amortization of intangibles
Acquired technology and other	255	–	–
Goodwill	–	–	3,434
Special charges
Goodwill impairment	–	–	20,607
Other special charges	24,563	83,427	74,772
(Gain) loss on sale of businesses and assets	13,883	16,171	(10,243)

Operating earnings (loss)	(143,584)	(218,488)	(423,587)

Other income (expense) — net	2,015	23,038	53,998
Foreign exchange gain (loss)	1,043	(5,531)	(1,710)
Interest expense	(3,221)	(9,885)	(11,286)

Earnings (loss) before income taxes and minority interest	(143,747)	(210,866)	(382,585)
Minority interest	(756)	3,052	8,973
Income tax benefit	5,614	1,640	34,073

Net earnings (loss)	€(138,889)	€(206,174)	€(339,539)

* See note 3

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Consolidated Balance Sheets as at December 31

(thousands of Euros)	2003	2002

		As restated*
ASSETS
Current assets
Cash and cash equivalents	€74,352	€150,419
Accounts receivable (less provisions of €19,324 for 2003, €32,499 for 2002)	113,411	83,955
Inventories — net	66,197	80,070
Receivables from related parties	254,697	234,071
Other current assets	17,469	106,364

Total current assets	526,126	654,879

Long-term receivable from related party	–	140,010
Investments at cost	–	16,176
Plant and equipment — net	184,169	218,121
Goodwill	19,683	–
Intangible assets — net	8,929	3,454
Deferred income taxes — net	47,510	43,268
Other assets	–	6

Total assets	€786,417	€1,075,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable to related party	€160	€–
Trade and other accounts payable	141,799	91,151
Payables to related parties	32,002	89,326
Payroll and benefit-related liabilities	68,960	50,809
Contractual liabilities	23,822	37,818
Restructuring	9,224	13,346
Other accrued liabilities	105,739	174,260
Long-term debt due within one year	3,241	3,073

Total current liabilities	384,947	459,783

Other liabilities	9,615	2,837
Long-term deferred income	18,092	17,231
Long-term debt	73,217	76,457
Long-term note payable to related party	70,000	220,000

Total liabilities	555,871	776,308

Minority interest	–	9,757

Commitments (note 13)

SHAREHOLDERS’ EQUITY
Common shares, €0.005 par value — Authorized shares: unlimited;
Issued and outstanding: 91,308,951 for 2003 and 61,308,951 for 2002	456,544	306,544
Additional paid-in capital	(26,417)	43,997
Accumulated deficit	(199,581)	(60,692)

Total shareholders’ equity	230,546	289,849

Total liabilities and shareholders’ equity	€786,417	€1,075,914

* See note 3

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Consolidated Statements of Shareholders’ Equity

		Additional	Retained	Total
	Common	paid-in	earnings	shareholders’
(thousands of Euros)	shares	capital	(deficit)	equity

Balance at December 31, 2000 as restated*	€35,762	€202,171	€148,039	€385,972

Payment of dividends	–	–	(35,773)	(35,773)
Net earnings (loss)	–	–	(339,539)	(339,539)

Balance at December 31, 2001 as restated*	€35,762	€202,171	€(227,273)	€10,660

Common shares issued	485,363	–	–	485,363
Capital restructuring	(214,581)	(158,174)	372,755	–
Net earnings (loss)	–	–	(206,174)	(206,174)

Balance at December 31, 2002 as restated*	€306,544	€43,997	€(60,692)	€289,849

Common shares issued	150,000	–	–	150,000
Stock based compensation	–	1,333	–	1,333
Acquisition of Northern Telecom France	–	(83,800)	–	(83,800)
Acquisition of Nortel Networks France	–	(31,017)	–	(31,017)
Gain on related party transactions	–	43,070	–	43,070
Net earnings (loss)	–	–	(138,889)	(138,889)

Balance at December 31, 2003	€456,544	€(26,417)	€(199,581)	€230,546

* See note 3

A Statement of Other Comprehensive Income (Loss) has not been presented as there are no other comprehensive income (loss) items.

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Consolidated Statements of Cash Flows for the years ended December 31

(thousands of Euros)	2003	2002	2001

		As restated*	As restated*
Cash flows from (used in) operating activities
Net loss	€(138,889)	€(206,174)	€(339,539)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	63,536	45,964	50,060
Non-cash portion of special charges and related assets write down	–	–	20,607
Deferred income taxes	(4,242)	(3,728)	(37,249)
(Gain) loss on disposal of assets	13,883	16,171	5,997
(Gain) loss on disposal of investments	–	–	(16,240)
Current and deferred stock option compensation	1,333	–	–
Changes in operating assets and liabilities:
Accounts receivable	(29,456)	22,451	124,235
Receivables from related parties	27,947	246,248	24,699
Inventories	13,873	31,612	40,672
Accounts payable and accrued liabilities	(17,843)	(25,908)	(179,972)
Payables to related parties	(57,165)	(437,236)	257,754
Income taxes	4	(161)	(27,416)
Other operating assets and liabilities	89,510	(36,488)	44,679

Net cash used in operating activities	(37,509)	(347,249)	(31,713)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(41,246)	(57,631)	(108,601)
Expenditure for investments	(154,192)	(2,490)	(9,296)
Proceeds on disposal of investments	58,940	9,909	23,834
Proceeds on disposal of plant and equipment	596	754	8,855
Divestiture of investments & businesses — net cash divested	–	–	(6,614)
Increase (decrease) in other financial assets	9,147	(7,147)	–

Net cash used in investing activities	(126,755)	(56,605)	(91,822)

Cash flows from (used in) financing activities
Issuance of common shares	–	204,363	–
(Increase) decrease in receivables from related parties — net	91,437	(142,329)	2,319
Increase (decrease) in notes payable to related parties — net	–	320,000	181,000
(Increase) decrease in long-term receivables	–	–	531
Increase (decrease) in notes payable	(3,240)	(3,295)	4,750
Dividend paid	–	–	(29,736)

Net cash from financing activities	88,197	378,739	158,864

Net increase (decrease) in cash and cash equivalents	(76,067)	(25,115)	35,329

Cash and cash equivalents, beginning of year	150,419	175,534	140,205

Cash and cash equivalents, end of year	€74,352	€150,419	€175,534

* See note 3

The accompanying notes are an integral part of these financial statements

NORTEL NETWORKS S.A.
(a Subsidiary of Nortel Networks Limited)
Notes to Consolidated Financial Statements
(thousands of euros, unless otherwise stated)

1.	Nortel Networks S.A.

All of the shares of Nortel Networks S.A. are owned by Nortel Networks Limited (“Nortel Networks”) and Nortel Networks International Finance & Holding B.V. (“NNIF&H B.V.”), which is an indirect wholly owned subsidiary of Nortel Networks. Nortel Networks S.A. (formerly known as Nortel Matra Cellular SCA) is a French société anonyme (limited liability company) established in 1992.

Nortel Networks S.A. develops wireless network equipment for Nortel Networks customers. This includes the engineering, configuration and implementation of various Nortel Networks products for wireless network applications.

On June 24, 2003, Nortel Networks S.A. acquired the outstanding shares of Northern Telecom France S.A. (“Northern Telecom France”) from Nortel Networks Inc. (“NNI”), a subsidiary of Nortel Networks (see note 9). Northern Telecom France is a holding company that was then holding interests of 17.8 percent in Nortel Networks France S.A.S. (“Nortel Networks France”) and 13.2 percent in EADS Telecom S.A.S., formerly EADS Defence and Security Networks S.A.S. (“EADS Telecom”).

On December 18, 2003, through a series of transactions Nortel Networks S.A. acquired all outstanding shares of Nortel Networks France not already under its control from Nortel Networks and from NNIF&H B.V. (see note 9). Nortel Networks France primarily distributes Wireline, Optical and Enterprise products of Nortel Networks in France either directly or through various distribution channels.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Nortel Networks S.A. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements.

Nortel Networks S.A. and certain affiliates entered into a series of complex transactions during the periods presented that constituted a reorganization and transfers of share ownership of entities under common control (see note 9). The transactions have been accounted for at historical cost in a manner similar to a pooling of interest, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”) all prior period financial statements presented have been restated as if the reorganization took place at the beginning of such periods.

As described in note 3, the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002 and 2001 and the consolidated balance sheet as of December 31, 2002, including the applicable notes, were restated.

These financial statements have been prepared on the basis that Nortel Networks S.A. is a going concern. Nortel Networks S.A. has received a pledge of support from Nortel Networks.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel Networks S.A. through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel Networks S.A. has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation (“FIN”) No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel Networks S.A. when it is determined, that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates

Nortel Networks S.A. makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits, taxes, restructuring and other provisions, stock-based compensation and contingencies.

(c)	Translation of foreign currencies

The functional currency of Nortel Networks S.A. is the euro.

Transactions and financial statement items denominated in a currency other than the euro are translated into euros at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue and expenses are translated at average rates for the period, except for amortization and depreciation which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net earnings (loss).

(d)	Revenue recognition

Nortel Networks S.A. products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods.

Depending upon the terms of the contract and types of products and services sold, Nortel Networks S.A. recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized net of cash discounts and allowances.

Effective July 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Nortel Networks S.A. generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel Networks S.A. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

For arrangements that include hardware and software where software is considered more than incidental to the hardware, provided that the software is not essential to the functionality of the hardware and the hardware and software represent separate units of accounting, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 104. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, or where the hardware is not considered a separate unit of accounting from the software deliverables, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2 for off-the-shelf products and pursuant to SOP 81-1 for customized products.

Prior to July 1, 2003, for contracts involving multiple elements, Nortel Networks S.A. allocated revenue to each element based on the relative fair value or the residual method, as applicable. Provided none of the undelivered elements are essential to the functionality of the delivered elements, revenue related to the software element is recognized under SOP 97-2 and revenue related to the hardware element is recognized under SOP 81-1 or SAB 101.

For accounting units related to customized network solutions and certain network build outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues within other accrued liabilities.

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer.

Engineering, installation and other service revenues are recognized as the services are performed.

Nortel Networks S.A. makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, Nortel Networks allocates revenue to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair values, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when: persuasive evidence of an arrangement exists; the software is delivered in accordance with all terms and conditions of the customer contracts; the fee is fixed or determinable; and collection is reasonably assured. Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades (“PCS”), is recognized ratably over the PCS term. Nortel Networks S.A. provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which Nortel Networks S.A. has a standard business practice of providing extended payment terms and has a history of successfully collecting under the original payment terms without making concessions.

Under SAB 104 or SOP 97-2, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

(e)	Research and development

Research and development (“R&D”) costs are charged to net earnings (loss) in the periods in which they are incurred. However, costs incurred pursuant to specific contracts with third parties for which Nortel Networks S.A. is obligated to deliver a product are charged to cost of revenues in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

(f)	Income taxes

Nortel Networks S.A. provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates.

In establishing the appropriate income tax valuation allowances, Nortel Networks S.A. assesses the realizability of its net deferred tax assets and based on all available evidence, both positive and negative, determines whether it is more likely than not that the remaining net deferred tax assets or a portion thereof will be realized.

(g)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements.

(h)	Provision for doubtful accounts

The provision for doubtful accounts for trade, notes and long-term receivables due from customers is established based on an assessment of a customer’s credit quality, as well as subjective factors and trends, including the aging of receivable balances. Generally, these credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure.

(i)	Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) or market. The cost of finished goods and work in process is comprised of material, labor and manufacturing overhead. Provisions for inventory are based on estimates of future customer demand for products, including general economic conditions, growth prospects within the customer’s ultimate marketplaces and market acceptance of current and pending products. In addition, full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete.

(j)	Receivables sales

Transfers of accounts receivable that meet the criteria for surrender of control under FASB Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are accounted for as sales. Generally, Nortel Networks S.A. retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded in other income (expense) — net at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks. Retained interests are classified as available for sale securities.

Nortel Networks S.A., when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Certain transactions will enable Nortel Networks S.A., when acting as the servicing agent, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based primarily on the collectibility and credit experience of the receivables sold and is sometimes paid at the discretion of the transferee. Nortel Networks S.A. initially records the non-discretionary servicing bonus at fair value which is the discounted value of the estimated future cash flows taking into consideration future estimated interest rates and credit losses. Generally, the discretionary servicing bonus is initially recorded at a fair value of nil due to the fact that it is paid at the discretion of the transferee and based on the determination that future credit losses will offset any such servicing bonus. Nortel Networks S.A. reviews the fair value assigned to retained interests, including the servicing bonus, at each reporting date subsequent to the date of the transfer to determine if there is an other than temporary impairment. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any other than temporary impairments are recorded in other income (expense) — net.

(k)	Investments

Investments in equity securities of companies over which Nortel Networks S.A. does not exert significant influence are accounted for using the cost method. Nortel Networks S.A. monitors its investments for factors indicating other than temporary impairment and records a charge to net earnings (loss) when appropriate.

(l)	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years.

(m)	Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

Long-lived assets held and used

Nortel Networks S.A. tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets have been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.

Nortel Networks S.A. measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Long-lived assets to be disposed of other than by sale

Nortel Networks S.A. classifies assets that will be disposed of other than by sale as held and used until the disposal transaction occurs. The assets continue to be depreciated based on revisions to their estimated useful lives until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

(n)	Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value of the identifiable assets acquired and liabilities assumed. Nortel Networks S.A. tests for impairment of goodwill on an annual basis as of October 1 and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount (see note 4(i)).

Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

(o)	Intangible assets

The intangible assets are comprised principally of customer related intangibles which are amortized over their estimated useful lives of approximately nine years.

(p)	Warranty costs

As part of the normal sale of product, Nortel Networks S.A. provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. A liability for the expected cost of warranty-related claims is established when products are sold. In estimating warranty liability, historical material replacement costs and the associated labor to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects are specifically accrued for as Nortel Networks S.A. becomes aware of such defects.

(q)	State sponsored pension plans

All employees are covered for pension entitlements under state sponsored pension plans, funded by regular contributions that are reflected in net earnings (loss).

(r)	Financial instruments

The financial instruments that may subject Nortel Networks S.A. to concentrations of credit risk are principally comprised of cash and cash equivalents and trade accounts receivable. The carrying values of monetary assets and liabilities approximate their fair value. Cash and cash equivalents are, when not held with related parties, for the most part held by three major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand. Nortel Networks S.A. customer base is dispersed across the main Western European countries. Nortel Networks S.A. performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses for sales in high-risk countries.

(s)	Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), for companies electing to recognize employee stock-based compensation using the fair value based method.

Prior to January 1, 2003, Nortel Networks S.A., as permitted under SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock-based compensation plans.

Effective January 1, 2003, Nortel Networks S.A. elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the stock option vesting period. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in €1,333 (net of tax of nil) of stock option expense during 2003.

Stock-based awards that are settled or may be settled in cash or shares purchased on the open market at the option of employees or directors are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award and is recorded in net earnings (loss) over the vesting period of the award. Changes in Nortel Networks payment obligation subsequent to vesting of the award and prior to the settlement date are recorded in net earnings (loss) in the period incurred. The payment amount is established for Stock Appreciation Rights (“SARs”) on the date of exercise of the award by the employee, for Restricted Stock Units (“RSUs”) on the vesting date of the award. Stock-based awards which are substantively discretionary in nature are recorded in the period that the issuance and settlement of the award is approved.

Under various stock option programs of Nortel Networks Corporation (“NNC”), the ultimate parent company of Nortel Networks S.A., options may be granted to various eligible employees and directors of Nortel Networks S.A. to purchase common shares of Nortel Networks Corporation.

NNC has stock purchase plans for eligible employees in eligible countries (including France), to facilitate the acquisition of the common shares of Nortel Networks Corporation at a discount (“ESPPs”). Nortel Networks S.A. contribution to the ESPPs is recorded as compensation expense on a quarterly basis as the obligation to contribute is incurred.

Had Nortel Networks S.A. applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) would have been adjusted to the pro forma amounts indicated below for the following years ended December 31:

	2003	2002	2001

Net earnings (loss) — reported	€(138,889)	€(206,174)	€(339,539)
Stock-based compensation — reported(a)	2,133	463	917
Stock-based compensation — pro forma(b)	(10,435)	(34,685)	(45,134)

Net earnings (loss) — pro forma	€(147,191)	€(240,396)	€(383,756)

(a)	Stock-based compensation — reported, included, for the years ended December 31, 2003, 2002 and 2001:
	i.	Stock option expense of €1,333, nil and nil, respectively, which was net of tax of nil in each period;
	ii.	Employer portion of ESPPs contributions expense of €314, €463 and €917, respectively, which was net of tax of €25, €51 and €72, respectively;
	iii.	RSUs expense of €486, nil and nil, respectively, which was net of tax of €98, nil and nil respectively.
(b)	Stock-based compensation — pro forma expense for the years ended December 31, 2003, 2002 and 2001, which was net of tax of nil.

The following weighted average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	2003	2002	2001

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	92.49%	71.33%	70.36%
Risk-free interest rate	2.81%	4.49%	4.49%
Expected option life in years	4	4	4
Weighted-average stock option fair value per option granted (U.S.$)	$1.6	$3.5	$8.4

(t)	Recent accounting pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel Networks S.A. results of operations and financial position.

Comparative figures

Certain 2002 and 2001 figures in the consolidated financial statements have been reclassified to conform to the 2003 presentation and have been restated as set out in note 3.

3.	Restatement

First Restatement

In May 2003, NNC and its subsidiaries (including Nortel Networks S.A.) commenced certain balance sheet reviews at the direction of certain members of former management that led to a comprehensive review and analysis of its assets and liabilities (the “Comprehensive Review”), which resulted in the restatement (effected in December 2003) of its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”).

The Comprehensive Review purported to (i) identify balance sheet accounts that, as of June 30, 2003, were not supportable and required adjustment; (ii) determine whether such adjustments related to the third quarter of 2003 or prior periods; and (iii) document certain account balances in accordance with NNC accounting policies and procedures. The Comprehensive Review, as supplemented by additional procedures carried out between July 2003 and November 2003 to quantify the effects of potential adjustments in the relevant periods and review the appropriateness of releases of certain contractual liability and other related provisions (also called accruals, reserves or accrued liabilities) in the six fiscal quarters ending with the fiscal quarter ended June 30, 2003, formed the basis for the adjustments made to the financial statements in the First Restatement.

On December 23, 2003, NNC filed with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “2002 Form 10-K/A”) and amended Quarterly Reports on Form 10-Q/A for the first and second quarters of 2003 (the “2003 Form 10-Q/As”) reflecting the First Restatement. As disclosed in those reports, the net effect of the First Restatement adjustments for Nortel Networks S.A. was a reduction in accumulated deficit of €27,835 and €6,022 as of December 31, 2002 and 2001, respectively, and a reduction in the accumulated retained earnings of €1,975 as of December 31, 2000.

Second Restatement

In late October 2003, the Audit Committee of NNC’s and Nortel Networks’s Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP (“WCPHD”) to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to the restatement of Nortel Networks consolidated financial statements and Nortel Networks S.A.’s consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002 (the “Second Restatement”).

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews.

Due to, among other factors, significant turnover in NNC finance personnel, changes in accounting systems, documentation weaknesses, and identified material weaknesses in internal controls over financial reporting the Second Restatement involved hundreds of NNC finance personnel and a number of outside consultants and advisors. The process required the review and verification of a substantial number of documents and communications and related accounting entries over multiple fiscal periods. In addition, the review of accruals and provisions and the application of accounting literature to certain matters in the Second Restatement, including revenue recognition, foreign exchange, special charges and discontinued operations, was complicated by the passage of time, lack of availability of supporting records and the turnover of finance personnel. As a result of this complexity, estimates and assumptions that impact both the quantum of the various recorded adjustments and the fiscal period to which they were attributed were required in the determination of certain of the Second Restatement adjustments. Nortel Networks S.A. believes the procedures followed in determining such estimates were appropriate and reasonable using the best available information.

The following tables present the impact of the Second Restatement adjustments (and Pooling of Interest adjustments, see notes 2 and 9) to Nortel Networks S.A.’s previously reported consolidated statements of operations and a summary of the adjustments from the Second Restatement for the years ended December 31, 2002 and 2001. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below:

•	Accruals and provisions

•	Related party transactions

•	Plant and equipment

Consolidated Statement of Operations for the year ended December 31, 2002

	As	Second	Pooling of	As
	previously	Restatement	interest	pooled and
	reported	Adjustments	Adjustments	restated

Revenues — external	€214,922	€–	€141,394	€356,316
— related parties	473,223	(5,362)	(8,943)	458,918

	688,145	(5,362)	132,451	815,234
Cost of revenues	595,637	(45,011)	49,741	600,367

Gross profit	92,508	39,649	82,710	214,867

Selling, general and administrative expense	31,998	(3,700)	41,184	69,482
Research and development expense	257,585	6,690	–	264,275
Special charges — other special charges	58,854	2,646	21,927	83,427
(Gain) loss on sale of businesses and assets	–	–	16,171	16,171

Operating earnings (loss)	(255,929)	34,013	3,428	(218,488)

Other income (expenses) — net	18,962	(1,486)	5,562	23,038
Foreign exchange gain (loss)	(1,557)	331	(4,305)	(5,531)
Interest expense	(6,524)	(3,280)	(81)	(9,885)

Earnings (loss) before income taxes and minority interest	(245,048)	29,578	4,604	(210,866)

Minority interest — net of tax	–	–	3,052	3,052
Income tax benefit	1,680	–	(40)	1,640

Net earnings (loss)	€(243,368)	€29,578	€7,616	€(206,174)

Summary of Restatement Adjustments for the year ended December 31, 2002:

	Accruals and	Related party	Plant and	Total
	provisions	transactions	equipment	adjustments

Revenues — external	€–	€–	€–	€–
Revenues — related parties	–	(5,362)	–	(5,362)

	–	(5,362)	–	(5,362)
Cost of revenues	9,030	(54,524)	483	(45,011)

Gross profit	(9,030)	49,162	(483)	39,649

Selling, general and administrative expense	(420)	–	(3,280)	(3,700)
Research and development expense	6,690	–	–	6,690
Special charges — other special charges	2,646	–	–	2,646
Other income (expense) — net	(1,541)	184	(129)	(1,486)
Foreign exchange gain (loss)	306	25	–	331
Interest expense	–	–	(3,280)	(3,280)

Total restatement adjustments	€(19,181)	€49,371	€(612)	€29,578

Consolidated Statements of Operations for the year ended December 31, 2001

	As	Second	Pooling of	As
	previously	Restatement	interest	pooled and
	reported	Adjustments	Adjustments	restated

Revenues — external	€275,915	€–	€491,798	€767,713
— related parties	429,643	9,800	(371)	439,072

	705,558	9,800	491,427	1,206,785
Cost of revenues	809,472	(74,439)	381,733	1,116,766

Gross profit (loss)	(103,914)	84,239	109,694	90,019

Selling, general and administrative expense	74,617	(2,876)	103,692	175,433
Research and development expense	253,327	(13,677)	9,953	249,603
Amortization of goodwill	–	–	3,434	3,434

Special charges
Goodwill impairment	–	–	20,607	20,607
Other special charges	74,463	(8,095)	8,404	74,772
(Gain) loss on sale of businesses and assets	–	–	(10,243)	(10,243)

Operating earnings (loss)	(506,321)	108,887	(26,153)	(423,587)

Other income (expense) — net	46,240	(266)	8,024	53,998
Foreign exchange gain (loss)	4,442	–	(6,152)	(1,710)
Interest expense	(5,033)	(2,821)	(3,432)	(11,286)

Earnings (loss) before income taxes and minority interest	(460,672)	105,800	(27,713)	(382,585)
Minority interest — net of tax	–	–	8,973	8,973

Income tax benefit	26,198	–	7,875	34,073

Net earnings (loss)	€(434,474)	€105,800	€(10,865)	€(339,539)

Summary of Restatement Adjustments for the year ended December 31, 2001:

	Accruals and	Related party	Plant and	Total
	provisions	transactions	equipment	adjustments

Revenues — external	€–	€–	€–	€–
Revenues — related parties	–	9,800		9,800

	–	9,800	–	9,800
Cost of revenues	(13,700)	(60,747)	8	(74,439)

Gross profit	13,700	70,547	(8)	84,239
Selling, general and administrative expense	(55)	–	(2,821)	(2,876)
Research and development expense	(13,358)	–	(319)	(13,677)
Special charges — other special charges	(8,095)	–	–	(8,095)
Other income (expense) — net	(435)	75	94	(266)
Interest expense	–	–	(2,821)	(2,821)

Total restatement adjustments	€34,773	€70,622	€405	€105,800

(a)	Accruals and provisions

The adjustments primarily correct certain accruals, provisions or other transactions which were either initially recorded incorrectly in prior periods or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate periods. The adjustments primarily impacted cost of revenues, selling, general and administrative expense, research and development expense, special charges and other expense and resulted in an increase to the net loss in the year ending December 31, 2002 and a decrease to the net loss for the year ended December 31, 2001. These adjustments are described below.

	2002	2001

Increase (decrease) from adjustments of accruals and provisions
Cost of revenues	€9,030	€(13,700)
Selling, general and administrative expense	(420)	(55)
Research and development expense	6,690	(13,358)
Special charges	2,646	(8,095)
Other expense	1,541	435
Foreign exchange	(306)	–

Net increase (decrease) to net loss	€19,181	€(34,773)

Details of the items listed above are provided in the following tables.

Cost of revenues

The variations to cost of revenues were due to the following factors:

	2002	2001

Increase (decrease) of cost of revenues
Product related	€1,036	€(4,194)
Customer related	(1,042)	(743)
Related party	(157)	(500)
Employee related	4,423	(4,330)
Other accounts payable	2,010	(920)
Tax	2,645	(3,110)
Other	115	97

Net increase (decrease) of cost of revenues	€9,030	€(13,700)

Selling, general and administrative expense

The variations to selling, general and administrative expense were due to the following factors:

	2002	2001

Increase (decrease) of selling, general and administrative expense
Customer related	€(102)	€–
Employee related	(300)	–
Other accounts payable	(28)	(44)
Tax	1,910	(1,910)
Other	(1,900)	1,899

Net increase (decrease) of selling, general and administrative expense	€(420)	€(55)

Research and development expense

The variations to research and development costs were due to the following factors:

	2002	2001

Increase (decrease) of research and development
Product related	€(5,734)	€(1,585)
Related party	(150)	–
Other accounts payable	9,334	(7,787)
Tax	3,521	(3,986)
Other	(281)	–

Net increase (decrease) of research and development	€6,690	€(13,358)

Special Charges

As part of the Second Restatement process, the transactions impacting special charges were reviewed. As a result, various adjustments have been made to correct certain items. The adjustments resulted in an increase of €2,646 and a decrease of €8,095 to special charges for the years ended December 31, 2002 and 2001, respectively. Adjustments for restructuring related mainly to plant and equipment and real estate related items. Nortel Networks S.A. determined that these items were accrued in error and the Second Restatement therefore cancels the original accruals in the period they were recorded. Accruals originally set-up in the year ended December 31, 2002 amounting to €5,449 were adjusted. This adjustment was more than offset by the cancellation of accruals amounting to €8,095 originally setup in the year ended December 31, 2001 and released in the year ended December 31, 2002.

Other expenses

For the year ended December, 31 2002 the €1,235 increase in the other expenses was primarily the result of adjustments to provisions for litigations of €816, unrecoverable advances to suppliers for €594 partially offset by foreign exchange gains of €306 relating to items provided in error under restructuring. For the year ended December 31, 2001 the €435 increase in the other expenses was the result of an adjustment for €497 to a payroll related accrual partially offset by a gain recorded on payments received from doubtful accounts fully provided for €62.

(b)	Related party transactions

A large portion of the activity of Nortel Networks S.A. is carried out with related parties. The adjustments to the financial statements of Nortel Networks have therefore resulted in changes in revenues and cost of revenues from and to related parties of Nortel Networks S.A. The analysis of out of balances positions (see below) has also led to certain corrections of revenue and cost of revenues with related parties. The following table summarizes the adjustments to related party revenues and cost of revenues:

	2002	2001

Increase (decrease) of revenue from related parties	€(5,362)	€9,800
Increase (decrease) of cost of revenues to related parties
Residual profit sharing adjustment	(49,668)	(60,747)
Other	(4,856)	–

Net increase (decrease) of gross profit from related parties	€49,162	€70,547

Residual profit sharing

Adjustments to cost of revenues of Nortel Networks S.A. are primarily due to adjustments to the results of Nortel Networks resulting from the restatements. These adjustments impact the cost of revenues of Nortel Networks S.A. through the global profit split methodology implemented since 2001 (see note 10). The share of Nortel Networks S.A. in the global profit of Nortel Networks was increased by €49,668 and €60,747 for the years ending December 31, 2002 and December 31, 2001 respectively.

Related party revenues and cost of revenues

Adjustments to revenues from related parties of Nortel Networks S.A. are primarily due to errors in the timing of the revenue recognition from a profit split agreement by which Nortel Networks S.A. is entitled to receive a share of the profit recognized by certain affiliated parties. An amount of €9,800 of revenue related to this agreement was recognized in the year ended December 31, 2002 whereas Nortel Networks S.A. determined that this revenue should have been recognized in the year ended December 31, 2001.

The reduction of €9,800 of related party revenues in the year ended December 31, 2002 resulting from this adjustment is partially offset by another adjustment for an amount of €4,438 that was recorded to correct a reduction in related party revenues recorded in the year ended December, 31 2002. The reduction of related party revenue recorded in the year ended December 31, 2002 was a correction of related party revenues recorded in error in the year ended December 31, 2000. The adjustment is reprofiling the reduction of revenues from related parties to the year ended December 31, 2000. An adjustment was recorded to the cost of revenues to related parties (see below) on the same transaction for the same amount resulting in an increase to cost of revenues to related parties by €4,438.

The reduction of €4,856 in cost of revenues to related parties in the year ended December 31, 2001 related mainly to the correction of an amount of €9,900 billed to Nortel Networks S.A. in error under a profit split agreement partially offset by an increase of cost of revenues to related parties for €4,438 due to the correction of an error recorded in the year ended December, 31 2002 and that was correcting an error that had taken place in the year ended December 31, 2000. Another adjustment for €365 to cost of revenues to related parties was recorded to correct certain charges that had not been expensed in error.

Related party out of balances

As part of the Second Restatement process, Nortel Networks S.A. undertook a review of the inter-company out-of-balance positions. The timing of the significant underlying out-of-balance positions has been identified and corrections recorded in the appropriate periods. The adjustments for the out-of-balance positions resulted in approximately a €61 and a €75 decrease to the previously reported net loss for the years ended December 31, 2002 and 2001, respectively.

(c)	Plant and equipment

As a result of the Independent Review, various accounts were examined. Certain known errors that were previously not recorded because the amount of the errors was not material to the financial statements of Nortel Networks S.A. were also corrected. The following table summarizes the adjustments relative to plant and equipment.

	2002	2001

Net increase (decrease) from other adjustments to above items
Cost of revenues	€483	€8
Selling, general and administrative expense	(3,280)	(2,821)
Research and development expense	–	(319)
Other income (expense) — net	129	(94)
Interest on long-term debt	3,280	2,821

Net increase (decrease) from other adjustments to above items	€612	€(405)

Costs of revenues, research and development expense

Adjustments to cost of revenues and research and development were mainly driven by corrections of errors in the depreciation periods of various plant and equipment, items that had been classified as plant and equipment in error and that should have been expensed, as well as the timing of the write off of certain plant and equipment. Adjustments to other expenses were related to items that had been classified as fixed assets in error and that should have been expensed, as well as a reclassification of selling, general and administration expense to interest payment (see below “Interest on long term debt”).

Interest on long- term debt

As part of the Second Restatement process, the accounting for a lease transaction entered into by Nortel Networks S.A. in 1999 was also reviewed and it was determined that the lease had incorrectly been recorded as an operating lease. The lease should have been classified as a capital lease in accordance with SFAS No. 98 and was therefore restated as such. The impact on the balance sheet of Nortel Networks S.A. as of December 31, 2002 of that restatement was an increase of plant and equipment by €79,028, an increase of the long term debt by €76,457 and an increase of the short term debt by €3,073. The related interest expense were also reclassified from selling, general and administration expense to interest expense for €3,280 and €2,821 for the years ending December 31, 2002 and 2001 respectively. That restatement had no impact on net earnings.

Consolidated balance sheet as at December 31, 2002, as restated

In addition to the effects on the consolidated statements of operations discussed above, the restatement impacted the consolidated balance sheet as at December 31, 2002. The following consolidated balance sheet presents the cumulative impact of the restatement adjustments described above classified by balance sheet line item as at December 31, 2002.

Consolidated Balance Sheets as of December 31, 2002

	As	Second	Pooling of	As
	previously	Restatement	interest	pooled and
	reported	Adjustments	Adjustments	restated

ASSETS
Current assets
Cash and cash equivalents	€66,687	€897	€82,835	€150,419
Accounts receivable	45,665	164	38,126	83,955
Inventories — net	58,385	838	20,847	80,070
Receivables from related parties	123,272	115,237	(4,438)	234,071
Other current assets	99,490	(2,972)	9,846	106,364

Total current assets	393,499	114,164	147,216	654,879

Long-term receivable from related party	140,010	–	–	140,010
Investments at cost	5,632	–	10,544	16,176
Plant and equipment — net	126,948	82,629	8,544	218,121
Goodwill	–	–	–	–
Intangible assets — net	–	–	3,454	3,454
Deferred income taxes — net	35,304	–	7,964	43,268
Other assets	6	–	–	6

Total assets	€701,399	€196,793	€177,722	€1,075,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	€80,257	€1,406	€9,488	€91,151
Payables to related parties	52,023	(7,531)	44,834	89,326
Payroll and benefit-related liabilities	44,503	333	5,973	50,809
Contractual Liabilities	33,818	(1,488)	5,488	37,818
Restructuring	15,231	(3,401)	1,516	13,346
Other accrued liabilities	161,005	(4,500)	17,755	174,260
Long-term debt due within one year	–	3,073	–	3,073

Total current liabilities	386,837	(12,108)	85,054	459,783

Other liabilities	1,837	268	732	2,837
Long-term deferred Income	–	–	17,231	17,231
Long-term debt	–	76,457	–	76,457
Long-term note payable to related party	200,000	–	20,000	220,000

Total liabilities	588,674	64,617	123,017	776,308

Minority interest	–	–	9,757	9,757

SHAREHOLDERS’ EQUITY
Common shares, €0.005 par value	306,544	–	–	306,544
Additional paid-in capital	–	–	43,997	43,997
Accumulated deficit	(193,819)	132,176	951	(60,692)

Total shareholders’ equity	112,725	132,176	44,948	289,849

Total liabilities and shareholders’ equity	€701,399	€196,793	€177,722	€1,075,914

4.	Accounting changes

(a)	Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires a guarantor to pay a guaranteed party as a result of changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. Guarantees issued prior to January 1, 2003 are not subject to the recognition and measurement provisions, but are subject to expanded disclosure requirements. Nortel Networks S.A. has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. Effective December 31, 2002, Nortel Networks S.A. adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel Networks S.A. adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel Networks S.A. (see note 12).

(b)	Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to net earnings (loss). When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement. Effective January 1, 2003, Nortel Networks S.A. adopted the initial recognition and measurement provisions of SFAS 143 and identified certain asset retirement obligations to remediate leased premises and buildings and equipment situated on leased land. The adoption of SFAS 143 did not have a material impact on the results of operations and financial condition of Nortel Networks S.A.

(c)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred, whereas under EITF 94-3, a liability for an exit cost was recognized when an entity committed to an exit plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The effect of SFAS 146 was to change the timing of recognition and the basis for measuring certain liabilities and therefore created valuation differences between SFAS 146 and EITF 94-3. Exit and disposal activities initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel Networks S.A. adopted the requirements of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on Nortel Networks S.A. results of operations and financial condition.

(d)	Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’ (“FIN 46”)”. FIN 46 clarifies the application of consolidation guidance to those entities defined as VIEs (which includes, but is not limited to special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB Interpretation No. 46”, deferring the effective date for applying the provisions of FIN 46 for VIEs created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. While the criteria for deferral were met, Nortel Networks S.A. elected early application of FIN 46. In December 2003, the FASB issued FIN 46R which amends and supercedes the original FIN 46. Effective December 2003, Nortel Networks S.A. adopted FIN 46R. Any impacts of applying FIN 46R to an entity to which FIN 46 had previously been applied are considered immaterial to Nortel Networks S.A. results of operations and financial condition and Nortel Networks S.A. accounting treatment of VIEs.

(e)	Accounting for revenue arrangements with multiple deliverables

In November 2002, the EITF reached a consensus on EITF 00-21. In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. Nortel Networks S.A. adopted the requirements of EITF 00-21 on a prospective basis effective July 1, 2003. On October 1, 2003, Nortel Networks S.A. also adopted related interpretive guidance contained in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-5”), which addresses whether non-software deliverables included in an arrangement that contains software is more than incidental to the products or services as a whole are included within the scope of

SOP 97-2. The adoption of EITF 00-21 and EITF 03-5 did not have a material impact on Nortel Networks S.A. results of operations and financial condition.

(f)	Amendment of SFAS 133 on derivative instruments and hedging activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133; clarifies when a derivative contains a financing component; amends the definition of an “underlying” to conform it to the language used in FIN 45; and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

The provisions of SFAS 149 that relate to guidance in SFAS 133 that have been effective for fiscal quarters which began prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist are applied to both existing contracts as well as new contracts entered into after June 30, 2003.

Effective July 1, 2003, Nortel Networks S.A. applied the requirements of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Nortel Networks S.A. results of operations and financial condition.

(g)	Determining whether an arrangement contains a lease

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in EITF 01-8 is based on whether the arrangement conveys to the purchaser (or the lessee) the right to use or control the use of a specific asset, and is effective for Nortel Networks S.A. for arrangements entered into or modified after June 30, 2003. The impact of EITF 01-8 on Nortel Networks S.A. future results of operations and financial condition will depend on the terms contained in contracts signed or contracts amended in the future.

(h)	Stock-based compensation

In December 2002, the FASB issued SFAS 148, which amended the transitional provisions of SFAS 123 for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003, Nortel Networks S.A. elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003 (see note 2(s)).

(i)	Accounting for goodwill and other intangible assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations and amortization of intangibles with an indefinite life, ceased upon adoption of SFAS 142. For any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. Nortel Networks S.A. adopted the provisions of SFAS 142 effective January 1, 2002.

The following table presents the impact on net earnings (loss) for the year ended December 31, 2001 of the SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning January 1, 2001.

2001

Net earnings (loss) — reported	€(339,539)
Amortization of goodwill	3,434

Net earnings (loss) — adjusted	€(336,105)

(j)	Impairment or disposal of long-lived assets (plant and equipment)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addressed financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is applicable to certain long-lived assets, including those reported as discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. Nortel Networks S.A. adopted the provisions of SFAS 144 effective January 1, 2002.

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadened the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The adoption of SFAS 144 did not have a material impact on Nortel Networks S.A. results of operations and financial condition.

(k)	Derivative financial instruments

Effective January 1, 2001, Nortel Networks S.A. adopted SFAS 133, and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133” (“SFAS 138”).

The adoption of SFAS 133 did not have a material impact on Nortel Networks S.A. results of operations and financial condition.

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31 for the consolidated balance sheets and for each of the years ended December 31 for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Research and development expense:

	2003	2002	2001

R&D expense	€236,967	€264,275	€249,603
R&D costs incurred on behalf of others(a)	5,445	9,098	2,885

Total	€242,412	€273,373	€252,488

(a)	These costs included R&D charged to customers of Nortel Networks S.A. pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other income (expense) — net:

	2003	2002	2001

Royalties(a) — net	€(4,479)	€16,559	€29,888
Other — net	6,494	6,479	24,110

Other income (expenses) — net	€2,015	€23,038	€53,998

(a)	Certain affiliated entities pay royalty fees to Nortel Networks S.A. on their total Global System for Mobile communications (“GSM”) technology sales (4 percent of total GSM sales in 2003, 5 percent in 2002, and 10 percent in 2001). Nortel Networks France pays 7 percent of its revenue to affiliated entities.

Consolidated balance sheets

Accounts receivable — net:

	2003	2002

Total receivables	€77,924	€78,013
Contracts in process	35,487	5,942

Accounts receivable — net	€113,411	€83,955

Inventories — net:

	2003	2002

Raw materials	€11,628	€21,801
Work in process	42,244	43,122
Finished goods	12,325	15,147

Inventories — net(a)	€66,197	€80,070

(a)	Net of inventory provisions of €41,064 and €31,638 as of December 31, 2003 and 2002, respectively. Included in trade and other accounts payable are accruals of €12,941 as of December 31, 2003 for cancellation charges, for inventory in excess of future demand and for the settlement of certain other claims related to contract manufacturers or suppliers.

Other current assets:

	2003	2002

Employee receivables	€1,196	€1,047
Put option(a)	–	77,500
Prepaid rent and other	8,654	15,250
Other receivables	7,619	12,567

Other current assets	€17,469	€106,364

(a)	The put option was exercised on July 1, 2003 (see note 9).

Plant and equipment — net:

	2003	2002

Cost:
Land and buildings	€104,810	€114,660
Leasehold improvements	31,243	38,310
Machinery and equipment	219,818	203,553
Furniture and fixtures	44,058	37,146
Computers	6,893	22,130
Other	1,430	15,885

	408,252	431,684

Less accumulated depreciation:
Buildings	(15,943)	(16,681)
Leasehold improvements	(21,872)	(34,356)
Machinery and equipment	(141,072)	(115,201)
Furniture and fixtures	(38,604)	(19,355)
Computers	(5,700)	(19,340)
Other	(892)	(8,630)

	(224,083)	(213,563)

Plant and equipment — net(a)(b)	€184,169	€218,121

(a)	Included assets held for sale with a carrying value of €10,897 and €14,799 as of December 31, 2003 and 2002, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel Networks S.A. expects to dispose of all of these facilities by mid-2005.
(b)	Included leased assets as required by SFAS No. 98 of €75,927 and €79,028 as of December 31, 2003 and 2002, respectively.

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as of December 31, 2001 and 2002	€–	€–	€–	€–	€–	€–
Change:
Additions(a)		8,857	8,070	2,756		19,683
Foreign exchange	–	–	–	–	–	–

Balance — net as of December 31, 2003	€–	€8,857	€8,070	€2,756	€–	€19,683

(a)	See note 9 for additional information.

During the year ended December 31, 2003, Nortel Networks S.A. performed its annual goodwill impairment test and concluded that there was no impairment.

Intangible assets — net:

	2003	2002

Other intangible assets — net(a)	€8,929	€3,454

(a)	Other intangible assets are being amortized over their estimated useful lives. Amortization expense is expected to be €1,020 for each of the next eight years commencing in 2004 and €769 thereafter.

Investment at cost — net:

	2003	2002

European Aeronautic Defense & Space Telecom S.A.S	€–	€15,871
Matra Nortel Communication Distribution S.A.S	–	305

Investment at cost — net	€–	€16,176

Other accrued liabilities:

	2003	2002

Put option(a)	€–	€77,500
Selling, general and administrative related	4,565	9,079
Customer deposit	9,676	19,994
Product related	4,772	10,535
Warranty	6,379	3,776
Miscellaneous taxes	4,755	1,538
Deferred income	48,050	15,181
Research and development	7,104	16,114
Contract manufacturers	12,941	7,958
Guarantees to purchasers of disposed businesses	3,856	4,075
Other	3,641	8,510

Other accrued liabilities	€105,739	€174,260

(a)	The put option was exercised on July 1, 2003 (see note 9).

Long-term debt:

The amounts of long-term debt payable for each of the years ending December 31 consisted of:

	2003	2002

2003	€–	€3,073
2004	3,241	3,241
2005	3,417	3,417
2006	3,603	3,603
2007	3,798	3,798
2008	4,005	4,005
Thereafter	58,394	58,393

	76,458	79,530
Less: Long-term debt due within one year	3,241	3,073

Long-term debt	€73,217	€76,457

Long term debt is entirely related to the lease of a building entered into by Nortel Networks S.A. in the year ended December 31, 1999. The lease is classified as a capital lease. As such, the transaction has been recorded as a financing transaction and the building and related accounts will continue to be recognized in the consolidated financial statements. The lease term is May 2013. The payable amounts above exclude interest as such interest is variable and is based on Euribor (2.1% at December 31, 2003).

Consolidated statements of cash flows

Interest and taxes paid (recovered):

	2003	2002	2001

Cash interest paid	€3,376	€9,937	€10,694
Cash taxes paid (recovered) — net	€(1,801)	€(2,940)	€28,779

Receivables sales:

	2003	2002	2001

Proceeds from collections reinvested in revolving period securitizations	€–	€30,273	€346,536

6.	Segment information

General description

During 2003 and up to September 30, 2004, Nortel Networks S.A. operations (including the operations of Northern Telecom France and Nortel Networks France (see note 2)) were organized around four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. Wireless Networks included network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks and related professional services. Enterprise Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by enterprise customers. Wireline Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by service provider customers. Optical Networks included metropolitan, regional and long-haul optical transport and switching solutions and managed broadband services and related professional services for both service provider and enterprise customers.

“Other” represented miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments.

Effective October 1, 2004, a new streamlined organizational structure was established that involved, among other things, combining the businesses of Nortel Networks S.A. four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Nortel Networks S.A. is reviewing the impact of these changes on its reportable segments.

Nortel Networks S.A. president and chief executive officer together with the president of Nortel Networks France have been identified as the chief operating decision makers (the “Decision Makers”) in assessing the performance of the segments and the allocation of resources to the segments. The Decision Makers rely on the information derived directly from the Nortel Networks Corporation management reporting system. The primary financial measure used by the Decision Makers in assessing performance and allocating resources is management earnings (loss) before income taxes (“Management EBT”), a measure that includes contribution margin, R&D expense, interest expense, other income (expense) — net and minority interest. Previously, the primary financial measure used by the Decision Makers in assessing performance and allocating resources was contribution margin, a measure that was comprised of gross profit less SG&A. As both contribution margin and Management EBT were available to the Decision Makers during 2003, Nortel Networks S.A. has determined that it is appropriate to disclose both contribution margin and Management EBT for the periods presented.

Costs associated with shared services and other corporate costs are allocated to the segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to corporate compliance and other non-operational activities and are included in “other”. In addition, the Decision Makers do not review asset information on a segmented basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

Segments

The following tables set forth information by segment for the years ended December 31:

	2003	2002	2001

Revenues
Wireless Networks	€214,732	€164,829	€202,741
Enterprise Networks	51,018	64,538	87,860
Wireline Networks	50,729	63,523	130,322
Optical Networks	21,065	40,083	136,753
Other	6,464	23,343	210,037

Total	€344,008	€356,316	€767,713

Contribution Margin
Wireless Networks	€1,361	€51,869	€(105,374)
Enterprise Networks	9,956	20,554	(5,786)
Wireline Networks	28,774	52,369	52,157
Optical Networks	3,989	16,728	(19,765)
Other	88,004	3,865	(6,646)

Total	€132,084	€145,385	€(85,414)

Management EBT
Wireless Networks	€(150,465)	€(289,002)	€(265,215)
Enterprise Networks	13,735	14,958	(13,588)
Wireline Networks	27,681	55,661	44,421
Optical Networks	8,863	14,003	(34,813)
Other	(5,616)	96,164	(15,847)

Total	€(105,802)	€(108,216)	€(285,042)

Amortization of acquired technology and other	255	–	–
Amortization of Goodwill	–	–	3,434
Special charges	24,563	83,427	95,379
(Gain) loss on sale of businesses and assets	13,883	16,171	(10,243)
Income tax benefit	(5,614)	(1,640)	(34,073)

Net earnings (loss)	€(138,889)	€(206,174)	€(339,539)

The “Other” segment includes disposed business such as the products contributed to EADS Telecom (see note 9). These products would mainly have been reported in the Enterprise segment prior to the contribution.

Major customers

The following table sets forth information on revenue and receivables from two separate external customers located in France for the years ended December 31:

	2003	2002	2001

Revenues from largest customers as a percentage of external revenues:
Largest customer	23%	16%	11%
Second largest customer	23%	15%	7%
Receivables from largest customers as a percentage of external receivables
Largest customer	11%	9%	10%
Second largest customer	52%	24%	19%

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2003	2002	2001

External revenues
France	€264,398	€259,717	€614,648
EMEA (a) - excluding France	79,550	95,950	150,872
Other	60	649	2,193

Total	€344,008	€356,316	€767,713

(a)	Europe, Middle East and Africa

Long-lived assets

Substantially all long-lived assets are located in France.

7.	Special charges

During 2003, Nortel Networks S.A. continued to implement its restructuring work plan initiated in 2001. Special charges recorded from January 1, 2001 to December 31, 2003 were as follows:

		Contract
		settlement	Plant and		Intangible
	Workforce	and lease	equipment		asset
	reduction	costs	write downs	Other	impairments	Total

Provision balance as of January 1, 2001	€1,042	€–	€–	€661	€–	€1,703
Goodwill impairment	–	–	–	–	20,607	20,607
Other special charges	34,419	17,123	21,294	1,936	–	74,772
Cash drawdowns	(34,372)	(176)	–	(378)	–	(34,926)
Non-cash drawdowns	–	–	(21,294)	–	(20,607)	(41,901)

Provision balance as of December 31, 2001	€1,089	€16,947	€–	€2,219	€–	€20,255

Other special charges	73,105	612	9,294	416	–	83,427
Cash drawdowns	(64,232)	(13,208)	–	(1,677)	–	(79,117)
Non-cash drawdowns		(1,925)	(9,294)	–	–	(11,219)

Provision balance as of December 31, 2002	€9,962	€2,426	€–	€958	€–	€13,346

Other special charges	19,133	4,382	776	272	–	24,563
Cash drawdowns	(24,399)	(2,310)	–	(1,200)	–	(27,909)
Non-cash drawdowns	–	–	(776)	–	–	(776)

Provision balance as of December 31, 2003	€4,696	€4,498	€–	€30	€–	€9,224

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:
During 2001	140	170	310
During 2002	41	677	718
During 2003	169	24	193

RFT employee notifications as at December 31, 2003	350	871	1221

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks S.A. products.
(b)	Indirect employees included employees performing manufacturing management, sales, marketing, research and development and administrative activities.

Year ended December 31, 2003

For the year ended December 31, 2003, Nortel Networks S.A. recorded total special charges of €24,563.

Workforce reduction charges of €19,133 were related to severance and benefit costs associated with the approximately 193 employees notified of termination. During 2003, the workforce reduction provision balance was drawn down by cash payments of €24,399, resulting in an ending provision balance for workforce reduction of €4,696. The remaining provision is expected to be substantially drawn down by the end of 2004.

Contract settlement and lease costs consisted of €4,382 for negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities that were identified as no longer required. During 2003, the provision balance for contract settlement and lease costs was drawn down by cash payments of €2,310 resulting in an ending balance of €4,498. The remaining provision, net of approximately €2,953 in estimated sublease income, is expected to be substantially drawn down by the end of 2008.

Year ended December 31, 2002

For the year ended December 31, 2002, Nortel Networks S.A. recorded total special charges of €83,427.

Workforce reduction charges of €73,105 were related to severance and benefit costs associated with the approximately 718 employees notified of termination. During 2002, the workforce reduction provision balance was drawn down by cash payments of €64,232, resulting in an ending provision balance for workforce reduction of €9,962.

Contract settlement and lease costs consisted of €612 negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities that were identified as no longer required. During 2002, the provision balance for contract settlement and lease costs was drawn down by cash payments of €13,208, resulting in an ending provision balance of €2,426.

Plant and equipment write downs of approximately €9,294 related primarily to the write down to net realizable value of leasehold improvements and manufacturing equipment.

Other consists primarily of contract settlement costs to either cancel or renegotiate existing supply contracts.

Year ended December 31, 2001

For the year ended December 31, 2001, Nortel Networks S.A. recorded total special charges of €95,379 related to streamlining its operations and activities.

Workforce reduction charges of €34,419 were related to severance and benefit costs associated with the approximately 310 employees notified of termination. During 2001, the workforce reduction provision balance was drawn down by cash payments of €34,372, resulting in an ending provision balance for workforce reduction of €1,089.

Contract settlement and lease costs of €17,123 consisted of €2,009 of negotiated settlements to cancel or renegotiate contracts and €15,114 of net lease charges related to a number of operating leases no longer required. Lease costs represent Nortel Networks S.A. future contractual obligations under its applicable operating leases net of approximately €2,964 in expected sublease revenue on leases that Nortel Networks S.A. cannot terminate. During 2001, the provision balance for contract settlement and lease costs was drawn down by cash payments of €176, resulting in a provision balance of €16,947.

Plant and equipment write downs of approximately €21,294 related primarily to the write down to net realizable value of leasehold improvements and manufacturing equipment in the Châteaudun facility.

Other consisted primarily of contract settlement costs to either cancel or renegotiate existing supply contracts.

Goodwill impairment charge of €20,607 related to the goodwill of Nortel Networks France.

8.	Income taxes

The following is a reconciliation of income taxes, calculated at the French income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for the years ended December 31:

	2003	2002	2001

Income taxes at French rates (2003 - 35.4% 2002 - 35.4% 2001 - 36.4%)	€50,886	€74,647	€139,325
Research and development credit	6,104	6,098	14,058
Foreign tax	(485)	(2,119)	(2,950)
Change in valuation allowance	(16,347)	(77,259)	(138,796)
Other (a)	(34,544)	273	22,436

Income tax benefit/(provision)	€5,614	€1,640	€34,073

Income tax benefit/(provision)
Current	€(490)	€(2,270)	€5,068
Deferred	6,104	3,910	29,005

Income tax benefit/(provision)	€5,614	€1,640	€34,073

(a)	Other includes rate differential as well as permanent differences.

The following table shows the significant components included in deferred income taxes as of December 31:

	2003	2002

Assets:
Tax benefit of tax credits	€24,398	€20,065
Tax benefit of losses	302,380	333,946
Provisions and reserves	12,710	(40,719)

	339,488	313,292
Valuation allowance	(263,894)	(247,547)

	75,594	65,745
Liabilities:
Plant and equipment	28,084	22,477

Net deferred income tax assets	€47,510	€43,268

The deferred income tax assets are all receivable in cash from the French government within the next 3 years as of December 31, 2003 or can be offset against taxes currently payable in that same period.

As of December 31, 2003, Nortel Networks S.A. had consolidated net operating loss carry forwards of approximately €747,359 which will carry forward indefinitely and net capital loss carryforwards of €73,997 which expire in 2006 to 2013.

Nortel Networks S.A. and certain subsidiaries are currently subject to an examination by taxation authorities in France and have received a preliminary notice of proposed assessment for a material amount. No amount has been included in the provision for income taxes for this notice of proposed assessment as Nortel Networks S.A. believes that this proposed assessment is without merit. However, if this matter is ultimately resolved unfavourably, it could have a material adverse effect on the consolidated financial position, results of operations, cash flows or tax carryforward attributes of Nortel Networks S.A.

9.	Acquisitions and divestitures

Acquisitions

Northern Telecom France

On June 24, 2003, Nortel Networks S.A. acquired the outstanding shares of Northern Telecom France from NNI for a purchase price of €83,800 in cash. The purchase price has been presented as a decrease of €83,800 in the additional paid-in capital of Nortel Networks S.A. as Northern Telecom France has already been included in the financial statement presentation for all periods (see note 2). Northern Telecom France is a holding company that was then holding interests of 17.8% in Nortel Networks France and 13.2% in EADS Telecom.

Nortel Networks France

On October 19, 2002, Nortel Networks S.A., and certain other subsidiaries of Nortel Networks, entered into a number of conditional put option and call option agreements as well as a share exchange agreement with European Aeronautic Defence and Space Company EADS N.V. (“EADS”), Nortel Networks partner at that time in three European joint ventures. On July 1, 2003, EADS exercised its put option to sell its minority interest of 45 percent in Nortel Networks France to Nortel Networks S.A., which then immediately exercised its put option to sell this interest to Nortel Networks. The transactions were completed on September 18, 2003. As a result, the put option liability to EADS and the put option asset from Nortel Networks, both in the amount of €77,500, were removed from the balance sheet of Nortel Networks S.A. as of that date.

On December 18, 2003, Nortel Networks S.A. acquired the remaining interest in Nortel Networks France from Nortel Networks and NNIF&H B.V. for a purchase price of €39,375 (including €34,460 in cash) and €31,017 respectively. The acquisition of the remaining interest in the net assets of Nortel Networks France was recorded using their historical costs as recorded by Nortel Networks and NNIF&H B.V. The interest acquired from Nortel Networks was recorded in the accompanying financial statements on September 18, 2003, the date the interest was acquired by Nortel Networks from EADS. This acquisition resulted in a reduction of minority interest of €10,512 and recording of €9,180 related primarily to customer contracts and customer relationships (“customer related intangibles”) and €19,683 of goodwill. The customer related intangibles will be amortized over their estimated useful lives averaging nine years. The purchase price relating to the interest acquired from NNIF&H B.V. has been presented as a decrease of €31,017 in additional paid-in capital of Nortel Networks S.A. as this interest in Nortel Networks France has already been included in the financial statement presentation for all periods (see note 2).

Divestitures

EADS Telecom

On July 18, 2003, Nortel Networks and its subsidiaries exercised the call option and share exchange rights to acquire the minority interest held by EADS of 42 percent in Nortel Networks Germany GmbH & Co. KG (“NNG”) and to sell Nortel Networks equity interest of 41 percent in EADS Telecom to EADS. These transactions were completed on September 18, 2003 along with the purchase of Nortel Networks France. Nortel Networks S.A. held an aggregate interest in EADS Telecom of 15 percent or 259,969 shares as of that date. During that period, Nortel Networks S.A. sold 215,170 shares of EADS Telecom to NNIF&H B.V. for €48,783. The resulting gain from this related party transaction of €35,648 has been recorded as additional paid-in capital. Nortel Networks S.A. also sold 44,799 shares of EADS Telecom directly to EADS for €10,157 in cash. As this transaction was part of a greater transaction between Nortel Networks S.A. affiliates and EADS, the resulting gain of €7,422 has also been recorded as paid in capital.

On May 29, 2001, Nortel Networks France contributed certain of its enterprise activities to EADS Telecom in exchange for shares of EADS Telecom. The activities that were contributed were assessed to be approximately 8 percent of the value of Nortel Networks France before the contribution. The fair value of the net assets contributed to EADS Telecom was estimated to be €73,480. The contribution included the full ownership of five foreign subsidiaries of Nortel Networks France. The contribution was effective as of May 1, 2001. A gain of €14,262 was recorded on that transaction.

Subsequent to the contribution, Nortel Networks France transferred the shares received from EADS Telecom in consideration for the contribution to its shareholders as an in-kind dividend.

Matra Nortel Communication Distribution

On September 30, 2001, Nortel Networks France sold 80.1% of its participation in its subsidiary, Matra Nortel Communication Distribution S.A.S. (“MNCD”), to third parties for €30,032 in cash. Cash has been collected in 2002 and 2001, respectively for €9,909 and €20,123. MNCD was the main distribution channel of Nortel Networks France and EADS Telecom in France. A gain of €16,240 was recorded on that transaction.

Following the sale of MNCD, Nortel Networks France subscribed on December 10, 2002 for 249,000 common shares of SPIE Communication (formerly MNCD) at par for an amount of €2,490. The additional subscription represented 15.33 percent of the share capital of SPIE Communication. 199,449 of the new shares of SPIE Communication subscribed by Nortel Networks France representing 12.28 percent of the share capital of SPIE Communication were sold on the same day to third parties for nil. A loss of €1,995 was recorded on that transaction. Nortel Networks France had entered into the transaction as part of the commitment taken in favour of the purchasers of MNCD (see note 13).

The remaining 3.05 percent interest of Nortel Networks France in SPIE Communication was sold on June 30, 2003 to third parties for an amount of €915 in cash. A gain of €610 was recorded on that transaction.

Nortel Networks France also granted in the year ended December 31, 2002 a loan amounting to €9,146 to SPIE Communication. The loan was refunded in the year ended December 31, 2003.

10.	Related party transactions

In the ordinary course of business, Nortel Networks S.A. engages in transactions with Nortel Networks and certain of Nortel Networks affiliates. These transactions are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2003	2002	2001

Billed to related parties
Revenues	€515,478	€458,918	€439,072
Other income (expense) — net	19,572	43,741	58,389

Billed from related parties
Purchases	127,327	230,763	424,816
Selling, general and administrative expense	19,494	44,085	15,149
Research and development expense	16,536	22,722	18,105
Interest expense	778	4,617	627
Capital acquisitions	88	4,450	23,624
Business transferred to related parties	15,365	33,755	21,905

Issuance of common shares	150,000	485,363	–

The following table shows the balance sheet position in respect of related parties as of December 31:

	2003	2002

Receivables from related parties
Due from Nortel Networks Limited	€109,388	€152,892
Due from affiliates	145,309	81,179
Payables to related parties
Due to Nortel Networks Limited	1,991	12,529
Due to affiliates	30,011	76,797

Long-term notes receivable from Nortel Networks Limited	–	140,010

Notes payable to related parties
Current	160	–
Long-term	70,000	220,000

Head office cost

Nortel Networks S.A. was charged until December 31, 2001 by Nortel Networks for its share of head office costs incurred by Nortel Networks that are attributable to the activities of Nortel Networks S.A. These charges, which are included in selling, general and administrative expense, amounted to €4,017 in 2001.

Global profit split

Nortel Networks S.A. participates with Nortel Networks and certain of Nortel Networks S.A. affiliates in various agreements with respect to intercompany product sale and purchase transactions, including research and development costs. Prior to 2001, the pricing of intercompany transactions between Nortel Networks S.A. and certain of its affiliates was determined through the application of various methodologies intended to produce arm’s length results and pricing for Nortel Networks S.A. Nortel Networks S.A. also shared in global research and development costs based on the benefits derived from the research and development utilized in its geographic market. Effective January 1, 2001, the global research and development cost sharing methodology was replaced with a global profit split methodology based upon the historical research and development costs of the participants, and further intended to produce arm’s length results for Nortel Networks S.A. Under that methodology, Nortel Networks S.A. received a charge in 2001 of approximately €114,271, a credit of approximately €65,013 for 2002 and a charge of approximately €58,224 for 2003. These were all allocated to the cost of revenues.

Other profit sharing agreements

Nortel Networks S.A. has entered into certain agreements with a related party under which the profit or loss that the affiliate is recording on certain contracts with external customers is split on a defined basis between the affiliate and Nortel Networks S.A. The agreements are aimed to produce arm’s length results and pricing for Nortel Networks S.A. and remunerate the know-how that Nortel Networks S.A. is sharing with the affiliate.

In accordance with these agreements Nortel Networks S.A. recorded related party revenues of approximately €35,903, €3,000, and €28,963 in the years 2003, 2002, and 2001 respectively. No cost of revenues to related parties are directly linked to these transactions.

Representative activity

Nortel Networks France is acting as the representative of certain of its affiliates in certain transactions with a French based customer. The benefit of these transactions is not retained by Nortel Networks France and is transferred back to the affiliates having actually performed the transaction. No revenue is recognized by Nortel Networks France on these transactions. The amounts billed to Nortel Networks France under these agreements were €15,365, €33,755 and €21,905 for 2003, 2002 and 2001, respectively.

Royalties

Nortel Networks France pays royalties amounting to seven percent of its revenue to certain of its affiliates in remuneration for the right to market Nortel Networks products in the French market. The amounts billed to Nortel Networks France under these agreements were €6,527, €9,997 and €21,694 for 2003, 2002 and 2001, respectively.

Sale of investment

Through a series of complex transactions taking place from July 2003 to September 2003, Nortel Networks S.A. sold the interest it was holding in EADS Telecom to NNIF&H B.V. and EADS. As these transactions were part of a greater transaction between Nortel Networks S.A.’s affiliates and EADS the resulting gain of €43,070 has been recorded as paid in capital (see note 9).

Financing transactions

On December 31, 2002, Nortel Networks provided Nortel Networks S.A. with a subordinated loan in the aggregate amount of €200,000. This loan is classified as a long-term note payable to a related party. The repayment of the loan, in case of bankruptcy, insolvency or liquidation, is subordinated to the prior repayment of any of Nortel Networks S.A. existing or future secured and unsecured creditors. Nortel Networks S.A. may repay the whole or any part of the outstanding amount of the loan subject to notifying Nortel Networks in advance of its irrevocable decision to make the repayment. The loan bears interest at a rate per annum equal to Euribor rate plus one percent (3.1 percent at December 31, 2003). Interest is payable at the end of each interest period, subject to Nortel Networks S.A. having positive net earnings and the interest payments not exceeding 40 percent of the positive net earnings. The amount outstanding under that loan as of December 31, 2003 and 2002 was €50,000 and €200,000, respectively. The loan is payable upon the discretion of Nortel Networks S.A. and has been classified as long-term in the accompanying balance sheet as management does not intend on repayment prior to January 1, 2005.

On December 19, 2002, Nortel Networks S.A. provided Nortel Networks with a revolving loan in the amount of €200,000. This loan is classified as a long-term note receivable to a related party. The loan bears interest at a rate per annum equal to Euribor plus one percent. Interest is accrued and due unless an amount larger than the outstanding amount of advances is outstanding under the subordinated loan. The term of the loan is two year and can be accelerated at the request of Nortel Networks S.A. The amount outstanding under that loan as of December 31, 2003 and 2002 was €48,573 and €140,010 respectively.

At December 31, 2001, Nortel Networks S.A. had a revolving note payable with an affiliated company in the amount of €106,048. This payable was settled in full in 2002.

On December 31, 2002, Nortel Networks provided Nortel Networks France with a subordinated loan in the aggregate amount of €20,000. This loan is classified as a long-term note payable to a related party. This loan is included in the balance due to related parties for Nortel Networks S.A. as of December 31, 2003, as a result of the acquisition of Nortel Networks France (see note 9). The repayment of the loan, in case of bankruptcy, insolvency or liquidation, is subordinated to the prior repayment of any of Nortel Networks France’s existing or future secured and unsecured creditors. Nortel Networks France may repay the whole or any part of the outstanding amount of the loan subject to notifying Nortel Networks in advance of its irrevocable decision to make the repayment. The loan bears interest at a rate per annum equal to Euribor plus one percent (3.1 percent at December 31, 2003). Interest is payable at the end of each interest period, subject to Nortel Networks France having positive net earnings and the interest payments not exceeding 40 percent of the positive net earnings.

11.	Financial instruments

Share pledge

The security agreements that were entered into in connection with the December 2001 364-day syndicated credit facilities of Nortel Networks and its subsidiary, NNI , provided for the granting of security in the event that Nortel Networks debt ratings fell below investment grade. As of December 31, 2003, the security included pledges by Nortel Networks and NNIF&H B.V. of their shares of Nortel Networks S.A. (see note 16).

The security became effective in the second quarter of 2002, following the downgrade by Moody’s Investors Services, Inc. (“Moody’s”) of Nortel Networks senior long-term debt to below investment grade. At that time, the security became effective in respect of the December 2001 364-day syndicated credit facilities, which have since expired, as well as any other credit facilities and public debt securities of Nortel Networks which, by their terms, required that the security also apply to them. This included: the April 2002 364-day revolving credit facilities of Nortel Networks and NNI, which were terminated in the fourth quarter of 2002; the April 2000 five year syndicated credit facilities of Nortel Networks and NNI, which were terminated in the second quarter of 2004 (the “Five Year Facilities”); Nortel Networks consolidated outstanding public debt securities; and Nortel Networks guarantee of NNC’s 4.25% Convertible Senior Notes due September 1, 2008.

On February 14, 2003, Nortel Networks entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel Networks (the “EDC Support Facility”). On February 14, 2003, Nortel Networks obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements with the banks under the Five Year Facilities and the public debt holders.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security will be released in full. If both the Five Year Facilities and the EDC Support Facilities are terminated, or expire, the security and guarantees will also be released in full (see note 16). Nortel Networks may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC and if the Five Year Facilities are terminated or expire, the security and guarantees will also be released in full for additional information related to the security agreements, the termination of the pledges of the Five Year Facilities subsequent to December 31, 2003 (and the resulting termination by Nortel Networks and NNIF&H B.V. of their shares in Nortel Networks S.A., see note 16).

Receivables sales

In 2002 and 2001, Nortel Networks S.A. entered into various agreements to sell certain of its receivables. These receivables were sold at a discount of €463 and €2,884 from book value for the years ended December 31, 2002 and 2001, respectively, at annualized discount rates of approximately 3 percent to 4.5 percent and 5 percent to 6 percent for the years ended December 31, 2002 and 2001, respectively. These programs were discontinued in 2002.

12.	Guarantees

Nortel Networks S.A. has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as a contract that contingently requires Nortel Networks S.A. to make payments (either in cash, financial instruments, other assets, or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel Networks S.A. outstanding guarantees as of December 31, 2003 is provided below.

Nortel Networks S.A. has entered into an agreement to indemnify a certain lessor, through the term of the lease, which expires in May 2013, against costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by them or if the transaction becomes invalid. The maximum amount that Nortel Networks may be required to pay if the transaction becomes invalid is approximately €76,457. The lease pursuant to which the guarantee was provided is a capital lease and this liability is, therefore, part of the debt of Nortel Networks S.A.

The maximum potential losses resulting from the other types of lease guarantees cannot be reasonably estimated. The difficulties in assessing the amount of liability result primarily from the unpredictability of the triggering events of the guarantees and the lack of limitations on the potential liability. Historically, Nortel Networks S.A. has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Other indemnification agreements

Nortel Networks S.A. has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements and asset sale agreements. These indemnification agreements generally require Nortel Networks S.A. to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not typically provide for any limit on the maximum potential payment amount.

The nature of such agreements prevents Nortel Networks S.A. from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability.

Historically, Nortel Networks S.A. has not made any significant indemnification payments under such agreements and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2003	2002

Balance at beginning of the year	€14,311	€31,223
Payments	(37,697)	(43,092)
Warranties issued	34,537	26,180

Balance at the end of the year	€11,151	€14,311

13.	Commitments

Bid, performance related and other bonds

Nortel Networks S.A. has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel Networks S.A. non-performance under the applicable contract. Historically, Nortel Networks S.A. has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The total amount of the bonds that were available and undrawn was €31,719, as of December 31, 2003, €31,674, as of December 31, 2002 and €29,398 as of December 31, 2001.

Joint ventures/minority interests/disposed business

Nortel Networks France entered into an agreement on December 31, 1997 under which Financière Matra Communication (“Fimacom”) (a subsidiary of Nortel Networks France) was sold to a third party. Fimacom’s business was to finance Nortel Networks France’s customers and certain volume commitments were undertaken by Nortel Networks France to the purchaser for the following ten years. Through December 31, 2003, the cumulative actual volumes realized by the purchaser are above the commitments of Nortel Networks France but, because the commitments are larger each year and the business has been shrinking for the last three years, it is probable that the targeted cumulative volumes for 2004 and the following years will not be met. Depending on the actual volume booked by the purchaser in 2004, Nortel Networks France could be obliged to pay up to a maximum of €6,629 to the purchaser as a result of the transaction (in 2004 or in any subsequent year until December 31, 2007). In this regard, an amount of €5,055 was accrued during 2003, the related liability is included within “Other liabilities”.

On September 30, 2001, Nortel Networks France sold its subsidiary MNCD to a third party. Under this transaction, Nortel Networks France has taken certain commitments relative to the amount of the net assets of MNCD as of September 30, 2001. Nortel Networks France has already had to make several payments under this commitment. An amount of €2,226 was accrued and is included in “Other accrued liabilities”. Further costs could be incurred in relation to this transaction that cannot be reasonably estimated at this time.

Operating leases and other commitments

As of December 31, 2003, the future minimum payments under both operating leases and outsourcing contracts consisted of:

	Operating	Outsourcing
	leases*	contracts*

2004	€6,796	€18,887
2005	2,805	17,483
2006	2,502	17,260
2007	291	17,049
2008	–	16,843
Thereafter	–	16,646

Total future minimum payments	€12,394	€104,168

*	All figures exclude value added taxes.

Rental expense on operating leases for the years ended December 31, 2003, 2002 and 2001 amounted to €7,928, €27,441 and €31,960, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2003, 2002 and 2001 amounted to €15,614, €23,341 and €16,026, respectively, and were for services provided to Nortel Networks S.A. primarily related to a portion of information services, accounts payable and purchasing. The amount payable under Nortel Networks S.A. outsourcing contracts is variable to the extent that Nortel Networks S.A. workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

14.	Shareholders’ equity

On December 30, 2003, Nortel Networks S.A. issued 30,000,000 common shares to Nortel Networks for proceeds of €150,000, which was comprised of a conversion of the subordinated loan granted by Nortel Networks (see note 10).

On December 18, 2003, Nortel Networks S.A. purchased the outstanding shares of Nortel Networks France under the control of NNIF&H B.V. (see note 9). As a result of the acquisition of these shares the additional paid-in capital of Nortel Networks S.A. was decreased by €31,017.

On July 18, 2003, Nortel Networks S.A. sold the shares of EADS Telecom that it was then holding to NNIF&H B.V. and EADS (see note 9). A gain of €43,070 was recorded on that related party transaction that was recorded as additional paid-in capital.

On June 24, 2003, Nortel Networks S.A. purchased the outstanding shares of Northern Telecom France (see note 9). As a result of the acquisition of these shares the additional paid in capital of Nortel Networks S.A. was decreased by €83,800.

On December 16, 2002 Nortel Networks S.A. issued 40,872,534 common shares to Nortel Networks for net cash proceeds of €204,363.

On May 21, 2002, Nortel Networks S.A. issued 11,677,519 common shares to Nortel Networks and 6,451,612 shares to NNIF&H B.V. for net proceeds of €281,000, which was comprised of a conversion of long-term notes payable.

On May 21, 2002 Nortel Networks S.A. Board of Directors approved a reorganization of Nortel Networks S.A. capital accounts that resulted in the reduction of accumulated deficit of €372,755, the reduction of additional paid-in capital of €158,174 and the reduction of common shares of €214,581.

On June 30, 2001 the shareholders meeting of Nortel Networks France approved a dividend payment of €61,812 payable in EADS Telecom shares that resulted in the reduction of retained earnings of €21,912 and minority interest of €27,816. An amount of €12,084 was paid to other companies pooled by Nortel Networks S.A.

On June 25, 2001 the shareholders meeting of Nortel Networks France approved a dividend payment of €35,275 payable in cash that resulted in the reduction of retained earnings of €13,861, and the reduction of minority interest of €15,874. An amount of €5,540 was paid to other companies pooled by Nortel Networks S.A.

15.	Stock-based compensation plans

Stock options

Nortel Networks Corporation grants options to purchase Nortel Networks Corporation common shares under two existing stock option plans, Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase Nortel Networks Corporation common shares may be granted to employees, and under the 2000 Plan, options may be granted to directors of Nortel Networks that entitle the holders to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally options granted prior to 2003 vest 33 1/3 percent on the anniversary date of the grant for three years. Options granted in 2003 generally vest 25 percent each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel Networks that administers both plans has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years.

Options granted under the 2000 Plan and 1986 Plan may be granted with or without a SAR. A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other.

As of December 31, 2003, the maximum number of common shares authorized by the shareholders and reserved for issuance by the Board of Directors of Nortel Networks Corporation under the 1986 Plan and 2000 Plan is as follows:

(number of common shares in thousands)	Maximum

1986 Plan(a)
Issuable to employees(b)	469,718

2000 Plan(a)
Issuable to non-employee directors	500
Issuable to employees	94,000

(a)	In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established. Under the terms of the Key Contributor Program, participants are granted an equal number of initial options and replacement options. The initial options generally vest after five years and expire after ten years. The replacement options are granted concurrently with the initial options and also expire after ten years. No Key Contributor Program options were granted for the years ended December 31, 2003, 2002 and 2001, respectively, under both stock option plans.
(b)	As of December 31, 2003, the maximum number of Nortel Networks Corporation common shares with respect to which options may be granted in any given year under the 1986 Plan is three percent of Nortel Networks Corporation common shares issued and outstanding at the commencement of the year, subject to certain adjustments.

Nortel Networks S.A. assumed stock options plans in connection with the acquisition of various companies and granted options to purchase Nortel Networks Corporation common shares. The vesting periods for these assumed plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel Networks overall use of stock-based compensation.

On June 20, 2001, NNC commenced a voluntary stock option exchange program (the “Exchange Program”) for Nortel Networks S.A. employees allowing employees to exchange certain outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program required that the new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Nortel Networks Corporation then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program.

The following is a summary of the total number of outstanding stock options issued to employees of Nortel Networks S.A.:

	Outstanding	Weighted
	options	average exercise
	(thousands)	price (U.S.$)

Balance at December 31, 2000	6,976	$38.10
Granted options under all stock option plans	1,320	$30.36
Options exercised	(157)	$8.91
Options cancelled	(1,086)	$47.84
Options cancelled under stock option exchange program(a)	(3,604)	$51.43

Balance at December 31, 2001	3,449	$19.47
Granted options under all stock option plans(a)	5,556	$6.39
Options exercised	–	$–
Options cancelled	(1,312)	$13.56

Balance at December 31, 2002	7,693	$11.03
Eligible employees transferred out of Nortel Networks S.A.	(681)	$9.77
Eligible employees transferred in Nortel Networks S.A.	227	$10.21
Granted options under all stock option plans	4,247	$2.37
Options exercised	(4)	$2.89
Options cancelled	(843)	$11.40

Balance at December 31, 2003	10,639	$7.70

(a)	Approximately 3,604 stock options were tendered for exchange and cancelled. On January 29, 2002, Nortel Networks granted approximately 2,264 new stock options in connection with the Exchange Program with exercise prices in the range of U.S.$7.16 to U.S.$7.39 per common share.

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
	Number	Remaining	average	Number	average
	outstanding	contractual	exercise	exercisable	exercise
Range of exercise prices	(thousands)	life (in years)	price (U.S.$)	(thousands)	price (U.S.$)

U.S.$1.0600 — U.S.$2.3900	4,001	9.1	$2.34	38	$1.96
U.S.$2.3901 — U.S.$3.5852	304	9.1	$2.58	4	$3.34
U.S.$3.5853 — U.S.$5.3779	96	1.9	$4.50	85	$4.52
U.S.$5.3780 — U.S.$8.0670(a)	4,006	7.4	$6.44	2,182	$6.77
U.S.$8.0671 — U.S.$12.1006(a)	933	4.6	$9.51	870	$9.61
U.S.$12.1007 — U.S.$18.1510	130	4.8	$15.31	130	$15.31
U.S.$18.1511 — U.S.$27.2267	914	5.8	$23.21	884	$23.35
U.S.$27.2268 — U.S.$40.8402	98	6.6	$34.30	74	$33.99
U.S.$40.8403 — U.S.$61.2605	68	6.3	$50.47	69	$50.47
U.S.$61.2606 — U.S.$84.6834	89	6.2	$74.41	89	$74.41

	10,639	7.6	$7.70	4,425	$13.30

(a)	Includes approximately 1,591 stock options granted on January 29, 2002 under the Exchange Program.

Employee stock purchase plans

Nortel Networks has ESPPs (including in France) to facilitate the acquisition of common shares of Nortel Networks Corporation at a discount and the retention of such common shares by eligible employees. The ESPPs have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees may have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. The Nortel Networks Corporation common shares are purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

For non-North American eligible employees, common shares are purchased at a purchase price equal to the greater of:

(i)	85 percent of the average of the high and low prices of common shares on the first trading day of the offering period; and

(ii)	71.5 percent of the market price of the common shares on the last trading day of the offering period; or

(iii)	if the market price on the last trading day is equal to or less than the average of the high and low on the first trading day, the purchase price shall be 85 percent of the market price on the last trading day of the offering period.

Nortel Networks Company Savings Plan

Eligible employees of Nortel Networks S.A. and other direct or indirect subsidiaries of Nortel Networks in France, including joint ventures in which Nortel Networks holds an interest of greater than 50% as of October 30, 2002, may elect to participate in the Nortel Networks Company Savings Plan (the “PEE”) instead of the ESPP in France. Under the PEE, which is a collective savings scheme governed by French labor law, participants hold units of a Nortel Networks collective investment fund of which approximately 60% is invested mainly in common shares of Nortel Networks Corporation, and the remainder in liquid assets. Participants may make voluntary contributions up to 10% of their eligible gross earnings, and the employer contributes an amount equal to 25% of each participant’s contributions, up to certain maximum amounts per participant per year. The employer contributions are subject to welfare surtaxes but exempt from social security charges and income tax in France. The common shares are purchased on a monthly basis by the plan custodian, through the facilities of the New York Stock Exchange.

16.	Subsequent events

Nortel Networks Audit Committee Independent Review; restatements; related matters

As previously announced by NNC in October 2003, in late October 2003 the Audit Committee initiated the Independent Review of the facts and circumstances leading to the First Restatement and engaged WCPHD to advise it in connection with the Independent Review.

On March 10, 2004, NNC announced that as a result of the work done to date in connection with the Independent Review, it was re-examining the establishment, timing of, support for and release to income of certain accruals and provisions in prior periods. Further, it was likely that NNC and Nortel Networks would need to revise its previously announced unaudited results for the year ended December 31, 2003, and the results reported in certain of its quarterly reports for 2003, and to restate its previously filed financial results for one or more earlier periods. NNC announced on March 15, 2004 that the filing of NNC and Nortel Networks annual reports on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Reports”) would be delayed beyond March 30, 2004.

On April 5, 2004, NNC announced that the SEC had issued a formal order of investigation in connection with NNC’s previous restatement of its financial results for certain periods, as announced in October 2003, and NNC’s announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, NNC announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On April 28, 2004, NNC announced that the Independent Review was extended to include the second half of 2003 and it was determined that the previously announced unaudited results for the year ended December 31, 2003 needed to be revised and that the financial results reported in each of NNC’s and Nortel Networks quarterly periods of 2003 and for earlier periods including 2002 and 2001 needed to be restated. NNC announced that it and Nortel Networks were not expected to timely file their first quarter 2004 financial statements and, in accordance with Canadian securities regulations, their 2003 Canadian GAAP audited financial statements and Annual Information Form.

In April 2004, NNC terminated for cause its former president and chief executive officer, former chief financial officer and former controller and, in August 2004, seven additional senior finance employees with significant responsibilities for NNC financial reporting as a whole or for their respective business units and geographic regions in August 2004.

On May 14, 2004, NNC announced that it had received a Federal Grand Jury Subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, prepared during the period from January 1, 2000 to the date of the subpoena. The materials sought are pertinent to an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On May 17, 2004, NNC announced that the OSC had issued a temporary order that prohibits all trading by directors, officers and certain current and former employees in the securities of Nortel Networks and NNC, which temporary order was replaced with a final order issued on May 31, 2004. The final order remains in effect until two full business days following the receipt by the OSC of all filings required to be made by Nortel Networks and NNC pursuant to Ontario securities laws.

On June 29, 2004, NNC announced that it did not expect to timely file financial statements for the second quarter of 2004 and related periodic reports in accordance with U.S. and Canadian securities laws.

On August 16, 2004, NNC received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising NNC that the RCMP would be commencing a criminal investigation into NNC’s financial accounting situation.

On August 19, 2004, NNC announced a new streamlined organizational structure, effective October 1, 2004, that involved, among other things, combining the businesses of NNC’s four segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Further, a focused workforce reduction of approximately 3,250 employees was announced. In addition, the Audit Committee anticipated that there would be work done, in addition to that portion of the inquiry which affects Nortel Networks and NNC’s ability to finalize their 2003 audited financial statements, in connection with its Independent Review, on remedial measures, internal controls and improvements to processes.

On October 27, 2004, NNC announced that Nortel Networks and NNC did not expect to file their third quarter 2004 financial statements, and the related periodic reports, by the required deadlines in November 2004 in compliance with certain U.S. and Canadian securities regulations.

Subsequent to the March 10, 2004 announcement, numerous class action complaints, including ERISA class action complaints, have been filed against Nortel Networks and NNC in the U.S. and Canada. In addition, a derivative action complaint has been filed against NNC. Nortel Networks and NNC are subject to significant pending civil litigation which, if decided against Nortel Networks and NNC, could result in substantial damages or other penalties which, in turn, could have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks.

In January 2005, the Audit Committee reported the findings of the Independent Review, together with its recommendations for governing principles for remedial measures that were developed for the Audit Committee by WCPHD. Each of NNC and Nortel Networks’ Boards of Directors has adopted those recommendations in their entirety and directed management to develop a detailed plan and timetable for their implementation, and will monitor their implementation.

Also in January 2005, the Audit Committee determined to review the facts and circumstances leading to the restatement of certain revenues for specific transactions identified in the Second Restatement. This review will have a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will develop any appropriate additional remedial measures, and has engaged WCPHD to advise it in connection with such review.

Security agreements

On April 28 2004, Nortel Networks notified the lenders under the Five Year Facilities that it was terminating the Five Year Facilities. As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by Nortel Networks and various of its subsidiaries, including the pledges by Nortel Networks and NNIF&H B.V. of their shares in Nortel Networks S.A, also terminated in accordance with their terms.

Stock-based compensation plans

As a result of Nortel Networks March 10, 2004 announcement, as described above under “Nortel Networks Audit Committee Independent Review; restatements; related matters”, Nortel Networks suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the ESPPs; the exercise of outstanding options granted under the 2000 Plan or 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel Networks in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under Nortel Networks defined contribution and investments plans, until such time that Nortel Networks is in compliance with U.S. and Canadian regulatory securities filing requirements.

Evolution of Nortel Networks supply chain strategy

On June 29, 2004, Nortel Networks announced an agreement with Flextronics International Ltd. (“Flextronics”), regarding the divestiture of substantially all of Nortel Networks remaining manufacturing operations, including product integration, testing and repair operations carried out in Nortel Networks Systems Houses in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar operations at the Nortel Networks Monkstown, Northern Ireland and Chateaudun, France Systems Houses, subject to the completion of the required information and consultation process. The Chateaudun System House is a property of Nortel Networks S.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 17th day of January, 2005.

NORTEL NETWORKS LIMITED
By:	/s/ William A. Owens
(William A. Owens, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of January, 2005.

Signature	Title

Principal Executive Officer

/s/ William A. Owens	President and Chief Executive Officer, and a Director
(WILLIAM A. OWENS)

Principal Financial Officer

/s/ William R. Kerr	Chief Financial Officer

(WILLIAM R. KERR)

Principal Accounting Officer

/s/ Maryanne E. Pahapill	Controller

(MARYANNE E. PAHAPILL)

Directors:

M. Bischoff*		R.A. Ingram*

(M. BISCHOFF)		(R.A. INGRAM)

J.J. Blanchard*		J.P. Manley*

(J.J. BLANCHARD)		(J. MANLEY)

R.E. Brown*		W.A. Owens*

(R.E. BROWN)		(W.A. OWENS)

J.E. Cleghorn*		G. Saucier*

(J.E. CLEGHORN)		(G. SAUCIER)

L.Y. Fortier*		S.H. Smith, JR.*

(L.Y. FORTIER)		(S.H. SMITH, JR.)

L.R. Wilson*

(L.R. WILSON)

	By:*	/s/ Gordon A. Davies

(GORDON A. DAVIES, as attorney-in fact) January 17th, 2005