Form 10-Q
period 2004-06-30
NORTEL NETWORKS LTD
filed 2005-02-01
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

The unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2003, including the applicable notes, contained in this Quarterly Report on Form 10-Q, have been restated.

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

PART I
FINANCIAL INFORMATION

		PAGE
ITEM 1.	Consolidated Financial Statements (unaudited)	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	123

ITEM 4.	Controls and Procedures	123

PART II OTHER INFORMATION
ITEM 1.	Legal Proceedings	136

ITEM 6.	Exhibits and Reports on Form 8-K	137

SIGNATURES		141
EX-10.1
EX-10-.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL NETWORKS, NORTEL NETWORKS LOGO, NT, the GLOBEMARK, BAYSTACK, OPTERA and PASSPORT are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

RCMP is a trademark of the Royal Canadian Mounted Police.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

Any other company or product names may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

NORTEL NETWORKS LIMITED

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions of U.S. dollars)	2004	2003	2004	2003

		As restated*		As restated*

Revenues	$2,590	$2,288	$5,034	$4,583
Cost of revenues	1,538	1,407	2,910	2,795

Gross profit	1,052	881	2,124	1,788

Selling, general and administrative expense	538	439	1,076	929
Research and development expense	489	501	955	978
Amortization of acquired technology and other	2	–	5	–
Special charges	(1)	(22)	6	118
(Gain) loss on sale of businesses and assets	(75)	13	(75)	12

Operating earnings (loss)	99	(50)	157	(249)

Other income (expense) — net	(14)	57	74	152
Interest expense
Long-term debt	(22)	(24)	(46)	(49)
Other	(6)	(5)	(14)	(13)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	57	(22)	171	(159)
Income tax benefit (expense)	(7)	1	2	4

	50	(21)	173	(155)
Minority interests — net of tax	(1)	(8)	(7)	(25)
Equity in net loss of associated companies — net of tax	(1)	(3)	(2)	(25)

Net earnings (loss) from continuing operations	48	(32)	164	(205)
Net earnings (loss) from discontinued operations — net of tax	6	(8)	7	125

Net earnings (loss) before cumulative effect of accounting change	54	(40)	171	(80)
Cumulative effect of accounting change — net of tax	–	–	–	(12)

Net earnings (loss)	54	(40)	171	(92)
Dividends on preferred shares	7	9	16	17

Net earnings (loss) applicable to common shares	$47	$(49)	$155	$(109)

* See note 2

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(millions of U.S. dollars)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$3,647	$3,928
Restricted cash and cash equivalents	52	63
Accounts receivable — net	2,582	2,659
Inventories — net	1,282	1,190
Income taxes recoverable	83	90
Deferred income taxes — net	407	369
Other current assets	329	314

Total current assets	8,382	8,613

Investments	156	244
Plant and equipment — net	1,537	1,654
Goodwill	2,121	2,125
Intangible assets — net	77	86
Deferred income taxes — net	3,272	3,397
Other assets	307	337

Total assets	$15,852	$16,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$31	$17
Trade and other accounts payable	900	860
Payroll and benefit-related liabilities	485	764
Contractual liabilities	485	529
Restructuring	124	205
Other accrued liabilities	2,416	2,467
Long-term debt due within one year	21	119

Total current liabilities	4,462	4,961

Long-term debt	2,062	2,091
Deferred income taxes — net	162	190
Other liabilities	2,843	2,944

Total liabilities	9,529	10,186

Minority interests in subsidiary companies	85	80

Commitments and contingencies (notes 13 and 18)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 30,000,000 at June 30, 2004 and December 31, 2003	536	536
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 1,460,978,638 at June 30, 2004 and December 31, 2003	1,211	1,211
Additional paid-in capital	22,067	22,031
Accumulated deficit	(16,911)	(17,066)
Accumulated other comprehensive loss	(665)	(522)

Total shareholders’ equity	6,238	6,190

Total liabilities and shareholders’ equity	$15,852	$16,456

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(millions of U.S. dollars)	2004	2003

		As restated *
Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$164	$(205)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	171	213
Non-cash portion of special charges and related asset write downs	–	39
Equity in net loss of associated companies	2	25
Stock option compensation	36	12
Deferred income taxes	(2)	23
Other liabilities	113	47
(Gain) loss on repurchases of outstanding debt securities	–	(4)
(Gain) loss on sale or write down of investments and businesses	(109)	21
Other — net	(232)	(329)
Change in operating assets and liabilities	(353)	309

Net cash from (used) in operating activities	(210)	151

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(102)	(64)
Proceeds on disposals of plant and equipment	10	21
Acquisitions of investments and businesses — net of cash acquired	(6)	(2)
Proceeds on sale of investments and businesses	132	8

Net cash from (used in) investing activities	34	(37)

Cash flows from (used in) financing activities
Dividends on preferred shares	(16)	(17)
Increase (decrease) in notes payable — net	15	(14)
Proceeds from long-term debt	–	–
Repayments of long-term debt	(98)	(94)
Repayments of capital leases payable	(8)	(6)

Net cash from (used in) financing activities of continuing operations	(107)	(131)

Effect of foreign exchange rate changes on cash and cash equivalents	(9)	78

Net cash from (used in) continuing operations	(292)	61
Net cash from (used in) discontinued operations	11	324

Net increase (decrease) in cash and cash equivalents	(281)	385
Cash and cash equivalents at beginning of period — net	3,928	3,742

Cash and cash equivalents at end of period — net	$3,647	$4,127

* See note 2

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTEL NETWORKS LIMITED
Notes to Consolidated Financial Statements (unaudited)
(millions of U.S. dollars, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

The unaudited consolidated financial statements of Nortel Networks Limited (“Nortel Networks”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited consolidated financial statements are the same as those described in Nortel Networks audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2003, except as described in note 3. Although Nortel Networks is headquartered in Canada, the unaudited consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel Networks are denominated in U.S. dollars.

As described in note 2, the unaudited consolidated statements of operations for the three and six months ended June 30, 2003, and the consolidated statement of cash flows for the six months ended June 30, 2003, including the applicable notes, were restated.

Nortel Networks believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and six months ended June 30, 2004 are not necessarily indicative of financial results for the full year. The unaudited consolidated financial statements should be read in conjunction with Nortel Networks Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (“Nortel Networks 2003 Annual Report”).

Comparative figures

Certain 2003 figures in the unaudited consolidated financial statements have been reclassified to conform to the 2004 presentation and certain 2003 figures have been restated as set out in note 2.

Recent accounting pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ ”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel Networks results of operations and financial position.

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

Second Restatement

In late October 2003, the Audit Committee of Nortel Networks and Nortel Networks Corporation’s (“NNC”) Boards of Directors (the “Audit Committee”) initiated an independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”) and engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP (“WCPHD”) to advise it in connection with the Independent Review. The Audit Committee sought to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

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

The following tables present the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated statements of operations and a summary of the adjustments from the Second Restatement for the three and six months ended June 30, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the tables below:

•	Revenues and cost of revenues;

•	Foreign exchange;

•	Intercompany balances;

•	Special charges;

•	Other;

•	Reclassifications; and

•	Discontinued operations.

Consolidated Statement of Operations

	Three months ended June 30, 2003			Six months ended June 30, 2003
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenues	$2,340	$(52)	$2,288	$4,716	$(133)	$4,583
Cost of revenues	1,317	90	1,407	2,641	154	2,795

Gross profit	1,023	(142)	881	2,075	(287)	1,788

Selling, general and administrative expense	413	26	439	926	3	929
Research and development expense	472	29	501	974	4	978
Special charges	(1)	(21)	(22)	110	8	118
(Gain) loss on sale of businesses and assets	(4)	17	13	(8)	20	12

Operating earnings (loss)	143	(193)	(50)	73	(322)	(249)

Other income (expense) — net	25	32	57	30	122	152
Interest expense
Long-term debt	(23)	(1)	(24)	(46)	(3)	(49)
Other	(2)	(3)	(5)	(9)	(4)	(13)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	143	(165)	(22)	48	(207)	(159)
Income tax benefit (expense)	(2)	3	1	(8)	12	4

	141	(162)	(21)	40	(195)	(155)
Minority interests — net of tax	(12)	4	(8)	(4)	(21)	(25)
Equity in net loss of associated companies — net of tax	(20)	17	(3)	(30)	5	(25)

Net earnings (loss) from continuing operations	109	(141)	(32)	6	(211)	(205)
Net earnings (loss) from discontinued operations — net of tax	(2)	(6)	(8)	162	(37)	125

Net earnings (loss) before cumulative effect of accounting change	107	(147)	(40)	168	(248)	(80)
Cumulative effect of accounting change — net of tax	–	–	–	(8)	(4)	(12)

Net earnings (loss)	107	(147)	(40)	160	(252)	(92)
Dividends on preferred shares	7	2	9	12	5	17

Net earnings (loss) applicable to common shares	$100	$(149)	$(49)	$148	$(257)	$(109)

Summary of Restatement Adjustments for the three months ended June 30, 2003:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$(52)	$–	$–	$–	$–	$–	$–	$(52)
Cost of revenues	5	(2)	(9)	–	88	8	–	90

Gross profit	(57)	2	9	–	(88)	(8)	–	(142)

Selling, general and administrative expense	–	–	1	–	22	3	–	26
Research and development expense	–	–	(3)	–	32	–	–	29
Special charges	–	–	–	(21)	–	–	–	(21)
(Gain) loss on sale of businesses and assets	–	–	–	–	7	10	–	17
Other income (expense) — net	–	5	(26)	–	32	21	–	32
Interest expense — long term debt	–	–	–	–	(1)	–	–	(1)
Interest expense — other	–	–	–	–	(3)	–	–	(3)
Income tax benefit (expense)	–	–	–	–	3	–	–	3
Minority interests — net of tax	–	–	–	–	4	–	–	4
Equity in net loss of associated companies — net of tax	–	–	–	–	17	–	–	17
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(6)	(6)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–	–	–

Total restatement adjustments	$(57)	$7	$(15)	$21	$(97)	$–	$(6)	$(147)

Summary of Restatement Adjustments for the six months ended June 30, 2003:

	Revenues		Inter-				Dis-
	and cost of	Foreign	company	Special		Reclassifi-	continued	Total
	revenues	exchange	balances	charges	Other	cations	operations	adjustments

Revenues	$(133)	$–	$–	$–	$–	$–	$–	$(133)
Cost of revenues	32	9	(2)	–	97	18	–	154

Gross profit	(165)	(9)	2	–	(97)	(18)	–	(287)

Selling, general and administrative expense	–	–	2	–	(10)	11	–	3
Research and development expense	–	–	(3)	–	12	(5)	–	4
Deferred stock option compensation	–	–	–	–	–	–	–	–
Special charges	–	–	–	8	–	–	–	8
(Gain) loss on sale of businesses and assets	–	–	–	–	7	13	–	20
Other income (expense) — net	–	106	(25)	–	15	37	(11)	122
Interest expense — long term debt	–	–	–	–	(3)	–	–	(3)
Interest expense — other	–	–	1	–	(5)	–	–	(4)
Income tax benefit (expense)	–	–	–	–	12	–	–	12
Minority interests — net of tax	–	–	–	–	(21)	–	–	(21)
Equity in net loss of associated companies — net of tax	–	–	–	–	5	–	–	5
Net earnings (loss) from discontinued operations — net of tax	–	–	–	–	–	–	(37)	(37)
Cumulative effect of accounting change — net of tax	–	–	–	–	(4)	–	–	(4)

Total restatement adjustments	$(165)	$97	$(21)	$(8)	$(107)	$–	$(48)	$(252)

The effect of the Second Restatement adjustments on the consolidated balance sheet as of June 30, 2003 is shown following the discussion below.

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. These items are further described below. The net impact to revenues of the adjustments was a decrease of $52 and $133 for the three and six months ended June 30, 2003, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $90 and $154 for the three and six months ended June 30, 2003, respectively. The following table summarizes the revenue recognition adjustments and other adjustments to revenues and cost of revenues, which decreased gross profit by $142 and $287 in the three and six months ended June 30, 2003, respectively:

	Three months ended June 30		Six months ended June 30

		Cost of		Cost of
	Revenues	revenues	Revenues	revenues

Revenue recognition adjustments:
Application of SAB 101 or SOP 97-2 (a)
Title and delivery	$–	$3	$35	$12
Undelivered elements and liquidated damages	(81)	(16)	(98)	12
Application of SOP 81-1 (b)	36	19	18	50
Persuasive evidence of an arrangement	(13)	(7)	(13)	(7)
Other revenue recognition adjustments	6	6	(75)	(35)

Increase (decrease) associated with revenue recognition	(52)	5	(133)	32

Other adjustments:
Foreign exchange	–	(2)	–	9
Intercompany	–	(9)	–	(2)
Other	–	88	–	97
Reclassifications	–	8	–	18

Increase (decrease) to revenues and cost of revenues	$(52)	$90	$(133)	$154

(a)	Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” (“SAB 101”); Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”).
(b)	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

Persuasive evidence of an arrangement

For a specific transaction in the Asia Pacific region, revenues were recognized after a notice of award was received but before a contract was executed. Revenues should have been deferred until a contract was executed. To correct for this item, revenues and related cost of revenues were deferred until contract execution occurred.

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

Foreign exchange

As part of the plan to address a material weakness reported in Nortel Networks Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact was a decrease to pre-tax loss of $7 and $97 for the three and six months ended June 30, 2003, respectively. The following presents the impact of these restatement adjustments on the consolidated statements of operations for the three and six months ended June 30, 2003, which are described below:

	Three	Six
	months	months
	ended	ended
	June 30,	June 30,
	2003	2003

Gross profit
Other errors	$2	$(9)

Total increase (decrease) to gross profit	$2	$(9)

Other income
Functional currency designation	$24	$86
Intercompany transaction designation	(38)	(57)
Revaluation errors related to discontinued operations	9	38
Other errors	10	39

Total increase to other income	$5	$106

Total decrease to pre-tax loss	$7	$97

Functional currency designation

The determination of the functional currency for certain entities was re-examined, based on the guidance under SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). As a result, Nortel Networks identified four instances in which the functional currency designation of an entity was incorrect. These revisions resulted in increases to other income (expense) — net.

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

Intercompany balances

Historically, Nortel Networks had certain intercompany balances that did not eliminate upon consolidation (“out-of-balance positions”), and provisions had been recorded accordingly. As part of the Second Restatement, Nortel Networks reviewed these provisions and determined that they should not have been recorded. Adjustments were recorded in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact was an increase of $15 and $21 to pre-tax loss for the three and six months ended June 30, 2003, respectively.

Special charges

As part of the Second Restatement, the components of special charges were re-examined and the impact to special charges was a decrease of $21 and an increase of $8 for the three and six months ended June 30, 2003, respectively. Adjustments for restructuring were recorded to special charges related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs. Nortel Networks determined that these items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. The following presents the impact of these other adjustments on special charges for the three and six months ended June 30, 2003:

	Three	Six
	months	months
	ended	ended
	June 30,	June 30,
	2003	2003

Contract settlement costs	$(26)	$(29)
Plant and equipment impairment costs	3	32
Severance and fringe benefit related costs	2	5

Total increase (decrease) to special charges	$(21)	$8

Other

Other adjustments were primarily to correct certain accruals, provisions or other transactions which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The components of these adjustments for the three and six months ended June 30, 2003, are described below.

	Three	Six
	months	months
	ended	ended
	June 30,	June 30,
	2003	2003

Other adjustments
Cost of revenues	$(88)	$(97)
Selling, general and administrative expense	(22)	10
Research and development expense	(32)	(12)
(Gain) loss on sale of businesses and assets	(7)	(7)
Other income (expense) — net	32	15
Interest expense	(4)	(8)
Income tax benefit (expense)	3	12
Minority interests — net of tax	4	(21)
Equity in net loss of associated companies — net of tax	17	5
Cumulative effect of accounting change — net of tax	–	(4)

Net decrease to net earnings	$(97)	$(107)

Cost of revenues

For the three months ended June 30, 2003, the increase to cost of revenues of $88 was comprised primarily of an increase of approximately $28 for customer and contract related accruals, approximately $22 for warranty costs, approximately $19 to reflect an adjustment to the timing of employee bonus related accruals, including as a result of the applicable performance metrics for the bonus awards not having been met in the period in which the bonuses were originally awarded as a result of the Second Restatement, approximately $13 for inventory and product related accruals, and approximately $6 related to other accruals.

For the six months ended June 30, 2003, the increase to cost of revenues of $97 was comprised primarily of an increase of approximately $39 for customer and contract related accruals, approximately $33 for warranty costs, $15 for inventory and product related accruals, and approximately $10 related to other accruals.

Selling, general and administrative expense

For the three months ended June 30, 2003, the increase of $22 to selling, general and administrative expense was comprised primarily of increases of approximately $30 related to contract amendments and settlements with certain service providers, increases of approximately $16 to other accruals and an increase of $3 to reflect net adjustments to the timing of employee bonus related accruals, partially offset by approximately $24 related to bad debt expense.

For the six months ended June 30, 2003, the decrease of $10 to selling, general and administrative expense was comprised primarily of reductions of approximately $48 related to bad debt expense and approximately $42 to reflect net adjustments to the timing of employee bonus related accruals, partially offset by approximately $42 related to contract amendments and settlements with certain service providers and increases of approximately $38 to other accruals.

Research and development expense

For the three months ended June 30, 2003, the increase of $32 in research and development expense was primarily the result of an increase of approximately $26 to reflect an adjustment to the timing of employee bonus related accruals, including as a result of the applicable performance metrics for the bonus awards not having been met in the period in which the bonuses were originally awarded as a result of the Second Restatement and increases of approximately $21 to accruals related to various research and development projects and other accruals, partially offset by approximately $15 to correctly treat certain software repair costs as warranty costs.

For the six months ended June 30, 2003, the increase of $12 in research and development expense was primarily the result of approximately $40 to accruals related to various research and development projects and other accruals, partially offset by approximately $28 to correctly treat certain software repair costs as warranty costs.

Other income (expense) — net

For the three months ended June 30, 2003, the increase of $32 in other income was primarily the result of adjustments of approximately $9 related to sales and use tax provisions, and approximately $23 related to other accruals.

For the six months ended June 30, 2003, the increase of $15 in other income was primarily the result of an increase of approximately $17 from corrections to the timing of the recognition of the impairment of certain investments, approximately $16 for unused customer credits originally recognized as a reduction to customer revenues in this period and approximately $19 related to other accruals, partially offset by a decrease of approximately $22 related to sales and use tax accruals and adjustments of approximately $15 related to sales of receivables and customer financing.

Interest expense

For the three months ended June 30, 2003, the increase to interest expense of $4 was primarily related to long-term debt for corrections to accounting for certain sale-leaseback transactions.

For the six months ended June 30, 2003, the increase to interest expense of $8 was primarily the result of a $9 increase related to long-term debt for corrections to accounting for certain sale-leaseback transactions, partially offset by a $2 decrease from adjustments to the timing of the recognition of costs associated with sales of receivables and customer financing.

Income taxes, minority interests and equity in net loss of associated companies — net of tax

Income tax benefit and minority interests were also adjusted as part of the Second Restatement. The adjustment to income tax benefit was an increase of $3 and $12 for the three and six months ended June 30, 2003, respectively primarily related to investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests as a result of the Second Restatement adjustments was a decrease of $4 and an increase of $21 for the three and six months ended June 30, 2003, respectively.

As part of the Second Restatement, equity in net loss of associated companies — net of tax was adjusted to reflect the final reported losses of the associated companies for the period rather than the estimates that were used when originally recorded. The adjustment resulted in a decrease to net loss of $17 and $5 for the three and six months ended June 30, 2003, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statements of operations. The reclassifications were made for royalty expense, (gain) loss on sale of businesses and assets, and other items including certain functional spending and specific expenses. The amounts that were reclassified for the three and six months ended June 30, 2003 are detailed below:

	Royalty	Disposal
	expense	of assets	Other	Total

Three months ended June 30, 2003
Cost of revenues	$11	$–	$(3)	$8
Selling, general and administrative expense	–	–	3	3
(Gain) loss on sale of businesses and assets	–	10	–	10
Other expense	(11)	(10)	–	(21)

Net impact of reclassifications	$–	$–	$–	$–

Six months ended June 30, 2003
Cost of revenues	$24	$–	$(6)	$18
Selling, general and administrative expense	–	–	11	11
Research and development expense	–	–	(5)	(5)
(Gain) loss on sale of businesses and assets	–	13	–	13
Other expense	(24)	(13)	–	(37)

Net impact of reclassifications	$–	$–	$–	$–

Discontinued operations

As a result of the restatement process, the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004 were re-examined. Nortel Networks concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments was a $6 (net of tax of $1) increase to the previously reported net loss from discontinued operations for the three months ended June 30, 2003 and a $37 (net of tax of $1) decrease to the previously reported net earnings from discontinued operations — net of tax for the six months ended June 30, 2003.

For the three months ended June 30, 2003, the $6 increase to net loss from discontinued operations consisted primarily of increases of approximately $12 resulting from additional provisions related to discontinued operations and approximately $9 related to the revaluation of certain foreign denominated customer financing provisions, partially offset by a $17 net decrease from adjustments to contingent liabilities.

For the six months ended June 30, 2003, the $37 decrease to net earnings from discontinued operations consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired, a decrease of approximately $39 related to the revaluation of certain foreign denominated customer financing provisions and a decrease of approximately $12 resulting from additional provisions related to discontinued operations, partially offset by an increase of $37 for corrections to accrued liabilities, a $50 net increase from adjustments to contingent liabilities and an increase of approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

Balance sheet

The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated balance sheet as of June 30, 2003. The impact on inventories — net and various liabilities, including deferred revenue, was primarily due to the adjustments to revenues and cost of revenues described above. The adjustments to plant and equipment — net and long-term debt primarily related to corrections to the accounting for certain sale-leaseback transactions. In addition, there were reclassifications resulting from the restatement adjustments and to conform to the 2003 presentation in the consolidated balance sheet.

Consolidated Balance Sheet as of June 30, 2003

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$4,115	$12	$4,127
Restricted cash and cash equivalents	115	–	115
Accounts receivable — net	2,008	(32)	1,976
Inventories — net	879	559	1,438
Income taxes recoverable	57	54	111
Deferred income taxes — net	399	–	399
Other current assets	428	(26)	402

Total current assets	8,001	567	8,568

Investments	199	82	281
Plant and equipment — net	1,378	246	1,624
Goodwill	2,022	(2)	2,020
Intangible assets — net	47	–	47
Deferred income taxes — net	3,418	21	3,439
Other assets	601	(128)	473

Total assets	$15,666	$786	$16,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$48	$–	$48
Trade and other accounts payable	798	(93)	705
Payroll and benefit-related liabilities	627	5	632
Contractual liabilities	1,007	(227)	780
Restructuring	296	(72)	224
Other accrued liabilities	2,463	461	2,924
Long-term debt due within one year	184	11	195

Total current liabilities	5,423	85	5,508

Long-term debt	1,900	214	2,114
Deferred income taxes — net	458	(17)	441
Other liabilities	2,426	415	2,841

Total liabilities	10,207	697	10,904

Minority interests in subsidiary companies	125	(17)	108

SHAREHOLDERS’ EQUITY
Preferred shares	536	–	536
Common shares	1,211	–	1,211
Additional paid-in capital	22,017	–	22,017
Accumulated deficit	(17,459)	(283)	(17,742)
Accumulated other comprehensive loss	(971)	389	(582)

Total shareholders’ equity	5,334	106	5,440

Total liabilities and shareholders’ equity	$15,666	$786	$16,452

3.	Accounting changes

(a)	Stock-based compensation

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

Had Nortel Networks applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for each of the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net earnings (loss) applicable to common shares — reported	$47	$(49)	$155	$(109)
Stock-based compensation — reported (a)	20	10	78	16
Stock-based compensation — pro forma (b)	(35)	(79)	(108)	(192)

Net earnings (loss) applicable to common shares — pro forma	$32	$(118)	$125	$(285)

(a)	Stock-based compensation — reported, included:
i.	Stock option expense for the three and six months ended June 30, 2004 of $21 and $36, respectively, which was net of tax of nil in each period. For the three and six months ended June 30, 2003, the amounts were $8 and $12, respectively, which was net of tax of nil in each period;
ii.	Employer portion of stock purchase plan contributions expense for the three and six months ended June 30, 2004 of nil. For the three and six months ended June 30, 2003, the amounts were $2 and $3, respectively, which was net of tax of nil in each period;
iii.	Restricted stock units expense for the three and six months ended June 30, 2004 of nil and $41, respectively, which was net of tax of nil in each period. For the three and six months ended June 30, 2003, the amounts were nil; and
iv.	Deferred stock units expense for the three and six months ended June 30, 2004 of $ (1) and $1, respectively, which was net of tax of nil in each period. For the three and six months ended June 30, 2003, the amounts were nil and $1, respectively, which was net of tax of nil in each period.
(b)	Stock-based compensation — pro forma was net of tax of nil in each period.

The following weighted-average assumptions were used in computing the fair value of stock options for each of the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004(a)	2003	2004	2003

Black-Scholes weighted-average assumptions
Expected dividend yield	–	0.00%	0.00%	0.00%
Expected volatility	–	92.86%	94.47%	92.48%
Risk-free interest rate	–	2.48%	2.96%	2.81%
Expected option life in years	–	4	4	4

Weighted-average stock option fair value per option granted	$–	$1.91	$5.21	$1.57

(a)	For the three months ended June 30, 2004, no stock options were granted.

(b)	Asset retirement obligations

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

(c)	Employee benefits plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”) was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP Financial Accounting Standard (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, Nortel Networks chose to make the one-time deferral election which remained in effect for its plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act or the remeasurement of plan assets and obligations subsequent to January 31, 2004. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. Nortel Networks expects to have portions of its post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. Nortel Networks expects that other portions of the plans will not be actuarially equivalent. Nortel Networks adopted FSP FAS 106-2 for the three months ended June 30, 2004. The financial impact of the federal subsidies was determined by remeasuring Nortel Networks retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs are expected to decrease by $1 for the remainder of 2004 as a result of the subsidy.

(d)	Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable non-controlling interests, and requires that those instruments be classified as liabilities on the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FSP FAS 150-3”), which deferred indefinitely the effective date for applying the specific provisions within SFAS 150 related to the classification and measurement of mandatorily redeemable non-controlling interests. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel Networks results of operations and financial condition.

As of December 31, 2003 and June 30, 2004, Nortel Networks continued to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interest included in the consolidated balance sheet related to these entities as of June 30, 2004 was $48. Nortel Networks has not yet determined the fair value of this minority interest as of June 30, 2004.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as of June 30, 2004 and December 31, 2003 for the consolidated balance sheets and for each of the six months ended June 30, 2004 and 2003 for the consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable — net:

	June 30,	December 31,
	2004	2003

Trade receivables	$2,132	$2,271
Contracts in process	625	582

	2,757	2,853

Less: provision for doubtful accounts	(175)	(194)

Accounts receivable — net	$2,582	$2,659

Inventories — net:

	June 30,	December 31,
	2004	2003

Raw materials	$183	$249
Work in process	278	221
Finished goods	821	720

Inventories — net (a)	$1,282	$1,190

(a)	Net of inventory provisions of $997 and $1,226 as of June 30, 2004 and December 31, 2003, respectively. Other reserves for claims related to contract manufacturers and suppliers of $78 and $120 as of June 30, 2004 and December 31, 2003, respectively, were included in other accrued liabilities. These accruals were related to cancellation charges, contracted-for inventory in excess of future demand and the settlement of certain other claims.

Other current assets:

	June 30,	December 31,
	2004	2003

Prepaid expenses	$225	$176
Current assets of discontinued operations (a)	24	28
Other	80	110

Other current assets	$329	$314

(a)	See note 17 for additional information.

Plant and equipment — net:

	June 30,	December 31,
	2004	2003

Cost:
Land	$59	$63
Buildings	1,420	1,483
Machinery and equipment	2,544	2,705

	4,023	4,251

Less accumulated depreciation:
Buildings	(451)	(457)
Machinery and equipment	(2,035)	(2,140)

	(2,486)	(2,597)

Plant and equipment — net (a) (b) (c)	$1,537	$1,654

(a)	Included assets held for sale with a carrying value of $25 and $30 as of June 30, 2004 and December 31, 2003, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel Networks expects to dispose of all of these facilities by mid-2005.
(b)	Included variable interest entity assets consolidated prospectively, as required by FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), of $91 and $183 as of June 30, 2004 and December 31, 2003, respectively.
(c)	Included embedded leases recorded prospectively, as required by EITF 01-8, “Determining Whether an Arrangement Contains a Lease”, of $2 and $2 as of June 30, 2004 and December 31, 2003, respectively.

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Total

Balance — net as of December 31, 2003	$35	$1,555	$526	$9	$2,125
Change:
Foreign exchange	–	(2)	(2)	–	(4)

Balance — net as of June 30, 2004	$35	$1,553	$524	$9	$2,121

Intangible assets — net:

	June 30,	December 31,
	2004	2003

Other intangible assets (a)	$38	$45
Pension intangible assets (b)	39	41

Intangible assets — net	$77	$86

(a)	Other intangible assets are being amortized over a ten year period ending in 2013. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates. Other intangible assets are amortized over their expected pattern of benefit to future periods using estimates of undiscounted cash flows.
(b)	Pension intangible assets were recorded as required by SFAS No. 87, “Employers’ Accounting for Pensions”. Amounts are not amortized but are adjusted as part of the annual minimum pension liability assessment.

Other accrued liabilities:

	June 30,	December 31,
	2004	2003

Outsourcing and selling, general and administrative related	$287	$298
Customer deposits	45	73
Product related	78	120
Warranty	327	382
Deferred income	927	761
Miscellaneous taxes	34	75
Income taxes payable	95	110
Current liabilities of discontinued operations	4	6
Interest payable	36	37
Advance billings in excess of revenues recognized as long-term contracts	493	509
Other	90	96

Other accrued liabilities	$2,416	$2,467

Other liabilities:

	June 30,	December 31,
	2004	2003

Pension, post-employment and post-retirement benefits liability	$2,036	$1,973
Long-term provisions	807	971

Other liabilities	$2,843	$2,944

Consolidated statements of cash flows

Change in operating assets and liabilities:

	June 30,	June 30,
	2004	2003

Restricted cash and cash equivalents	$10	$144
Accounts receivable	60	300
Inventories	(90)	145
Income taxes	(36)	(7)
Restructuring	(139)	(342)
Accounts payable and accrued liabilities	(406)	(321)
Other operating assets and liabilities	248	390

Change in operating assets and liabilities	$(353)	$309

Interest and taxes paid:

	June 30,	June 30,
	2004	2003

Cash interest paid	$53	$55
Cash taxes paid — net	$21	$8

5.	Segment information

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

Nortel Networks president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from the Nortel Networks management reporting system. In April 2004, Nortel Networks and NNC’s boards of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues and selling, general and administrative expense, research and development (“R&D”) expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. Contribution margin differs from Management EBT in that it excludes R&D expense, interest expense, other income (expense) — net, minority interest — net of tax and equity in net loss of associated companies — net of tax.

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

Segments

The following tables set forth information by segment for each of the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues
Wireless Networks	$1,281	$973	$2,506	$1,842
Enterprise Networks	578	520	1,112	1,105
Wireline Networks	444	495	883	1,010
Optical Networks	280	288	525	605
Other	7	12	8	21

Total	$2,590	$2,288	$5,034	$4,583

Management EBT
Wireless Networks	$168	$112	$389	$162
Enterprise Networks	31	(11)	56	35
Wireline Networks	(11)	56	(16)	94
Optical Networks	(34)	(107)	(87)	(159)
Other	(173)	(92)	(244)	(211)

Total	$(19)	$(42)	$98	$(79)

Amortization of acquired technology and other	(2)	–	(5)	–
Special charges	1	22	(6)	(118)
Gain (loss) on sale of businesses and assets	75	(13)	75	(12)
Income tax benefit (expense)	(7)	1	2	4

Net earnings (loss) from continuing operations	$48	$(32)	$164	$(205)

6.	Special charges

During the three and six months ended June 30, 2004, Nortel Networks continued to implement its restructuring work plans initiated in 2001 and 2003. Special charges recorded from January 1, 2004 to June 30, 2004 were as follows:

		Contract
		settlement
	Workforce	and lease
	reduction	costs	Total

Provision balance as of December 31, 2003 (a)	$64	$455	$519
Special charges:
For the three months ended March 31, 2004	6	–	6
For the three months ended June 30, 2004	–	–	–
Revisions to prior accruals:
For the three months ended March 31, 2004	–	1	1
For the three months ended June 30, 2004	–	(1)	(1)
Cumulative provision (drawdowns) adjustments in 2004:	–	–	–
Cash drawdowns	(39)	(100)	(139)
Non-cash drawdowns	–	–	–
Foreign exchange and other adjustments	–	6	6

Provision balance as of June 30, 2004 (a)	$31	$361	$392

(a)	As of June 30, 2004 and December 31, 2003, the short-term provision balance was $124 and $205, respectively, and the long-term provision balance was $268 and $314, respectively, which was included in long-term provisions, as a component of other liabilities.

Regular full-time (“RFT”) employee notifications included in special charges were as follows:

	Employees (approximate)
	Direct (a)	Indirect(b)	Total

RFT employee notifications for the three months ended:
March 31, 2004	40	40	80
June 30, 2004	–	–	–

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel Networks products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

Three and six months ended June 30, 2004

During the three and six months ended June 30, 2004, Nortel Networks recorded special charges of $(1) and $6, respectively, which included revisions of $(1) and nil, respectively, related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination during the three months ended March 31, 2004, which related entirely to Optical Networks. During the six months ended June 30, 2004, the workforce reduction provision balance was drawn down by cash payments of $39. The remaining provision is expected to be substantially drawn down by the end of 2004.

No new contract settlement and lease costs were incurred during the period. Net revisions to prior accruals for contract settlement and lease costs of nil were identified for the six months ended June 30, 2004. During the six months ended June 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $100. The remaining provision, net of approximately $307 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

In 2003, Nortel Networks initiated activities to exit certain leased facilities and leases for assets no longer used, across all segments. The costs associated with these planned activities have been valued using the estimated fair value method prescribed under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The table below summarizes the total costs estimated to be incurred as a result of these activities, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of June 30, 2004 and the movement in the accrual for the six months ended June 30, 2004. These costs are included in the provision balance above as of June 30, 2004.

		Costs	Payments	Adjustments
	Accrued	incurred	made	made
	balance as	during the	during the	during the	Accrued
	of December 31,	six months ended	six months ended	six months ended	balance as at
	2003	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004

Lease costs (a)	$36	$–	$(6)	$–	$30

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $62, of which $14 was drawn down by cash payments of $8 and non-cash adjustments of $6 prior to January 1, 2004.

Three and six months ended June 30, 2003

For the three and six months ended June 30, 2003, respectively, Nortel Networks recorded total special charges of $(22) and $118, which was net of revisions of $85 and $88 related to prior accruals.

Workforce reduction charges of $96 in the six months ended June 30, 2003 were related to severance and benefit costs associated with approximately 1,100 employees notified of termination, which extended across all segments. Offsetting these charges were revisions of $36, which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments.

Contract settlement and lease costs of $58 in the six months ended June 30, 2003 consisted of net lease charges related to leased facilities (comprised of office, warehouse and manufacturing space) and leased furniture that were newly identified as no longer being used and which were valued using the estimated fair value method prescribed under SFAS 146. These costs extended across all segments. Offsetting these charges were revisions of $39 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments.

Plant and equipment charges of $52 in the six months ended June 30, 2003 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment. Offsetting these charges were revisions of $13 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

7.	Income taxes

During the six months ended June 30, 2004, Nortel Networks recorded a tax benefit of $2 on earnings from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $171.

During the six months ended June 30, 2003, Nortel Networks recorded a tax benefit of $4 on loss from continuing operations before income taxes, minority interests and equity in net loss of associated companies of $159.

As of June 30, 2004, Nortel Networks net deferred tax assets, excluding discontinued operations, were $3,517, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards. These carryforwards expire at various dates beginning in 2004. The valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that tax valuation allowances be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. The valuation allowances were attributed to an assessment of positive and negative evidence, including forecasts of future taxable income to support realization for the net deferred tax assets and Nortel Networks cumulative consolidated loss position.

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

The following details the net pension expense for the defined benefit plans for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Pension expense:
Service cost	$30	$30	$60	$59
Interest cost	103	106	207	207
Expected return on plan assets	(101)	(108)	(203)	(211)
Amortization of prior service cost	1	2	2	4
Amortization of net losses (gains)	19	12	38	23
Settlement losses (gains)	–	1	–	3

Net pension expense	$52	$43	$104	$85

The following details the net cost components, all related to continuing operations, of post-retirement benefits other than pensions for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Post-retirement benefit cost:
Service cost	$2	$3	$5	$5
Interest cost	10	10	20	20
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net losses (gains)	1	(1)	2	(2)

Net post-retirement benefit cost	$12	$11	$25	$21

During the six months ended June 30, 2004, contributions of $34 were made to the defined benefit plans and $17 to the post-retirement benefit plans. Nortel Networks contributed an additional $181 in 2004 to the defined benefit plans for a total contribution of $215, which excluded $78 of deferred contributions for 2004 which were made in 2003, and an additional $13 in 2004 to the post-retirement benefit plans for a total contribution of $30.

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

On May 7, 2004, Nortel Networks received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

10.	Long-term debt, credit and support facilities

Long-term debt

As a result of the delay in the filing of Nortel Networks 2003 Annual Report and the annual report on Form 10-K for the year ended December 31, 2003 of Nortel Networks parent corporation, NNC (the “NNC 2003 Annual Report”, and together with the Nortel Networks 2003 Annual Report, the “2003 Annual Reports”), and as a result of the delay in the filing of Nortel Networks and NNC’s quarterly reports on Form 10-Q for the three months ended March 31, 2004 (the “First Quarter Reports”), Nortel Networks and NNC were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel Networks and NNC’s public debt indentures. Approximately $1,800 of notes of Nortel Networks (or its subsidiaries) and $1,800 of convertible debt securities of NNC were outstanding under such indentures as of June 30, 2004. The delay did not result in an automatic event of default and acceleration of the long-term debt of Nortel Networks or NNC and such default and acceleration could not occur unless notice of such non-compliance was provided to Nortel Networks or NNC, as applicable, and Nortel Networks or NNC, as applicable, failed to file and deliver the relevant report within 90 days after such notice was provided, all in accordance with the terms of the indentures. Neither Nortel Networks nor NNC received any such notice by June 30, 2004. For additional information, see note 19.

During the six months ended June 30, 2004, Nortel Networks purchased land and two buildings for $87 that were previously leased by Nortel Networks, through a single transaction variable interest entity that was consolidated under the provisions of FIN 46R. As a result, Nortel Networks extinguished a debt of $87.

During the six months ended June 30, 2003, Nortel Networks purchased a portion of its 6.125% Notes due February 15, 2006 with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the six months ended June 30, 2003.

Credit facilities

On April 28, 2004, Nortel Networks notified the banks under the Nortel Networks and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities (the “Five Year Facilities”) that it was terminating these facilities. Absent such termination, the banks would have been permitted to terminate their commitments under the Five Year Facilities as a result of Nortel Networks inability to file the Nortel Networks 2003 Annual Report by April 29, 2004. Upon termination, the Five Year Facilities were undrawn. For information relating to the impact of the termination of the Five Year Facilities under the security agreements entered into by Nortel Networks and various of its subsidiaries, see note 21.

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

On May 28, 2004, Nortel Networks obtained a new waiver from EDC of certain defaults under the EDC Support Facility related to the delay in filing the 2003 Annual Reports and the First Quarter Reports which waiver was to remain in effect until the earliest of certain events or August 30, 2004. This waiver reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support. For additional information relating to the EDC Support Facility, the waiver and the related security agreements, see notes 19 and 21.

As of June 30, 2004, the EDC Support Facility provided for up to $750 in support including $300 of uncommitted revolving support for performance bonds or similar instruments, of which $205 was utilized, $150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized, and $300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized.

11.	Financial instruments and hedging activities

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the six months ended June 30, 2004 and 2003 and were reported within other income (expense) - net in the consolidated statements of operations.

12.	Guarantees

Nortel Networks has entered into agreements that contain features which meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 defines a guarantee as a contract that contingently requires Nortel Networks to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel Networks outstanding guarantees as of June 30, 2004 is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel Networks guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel Networks may be required to pay under the volume guarantee as of June 30, 2004 is $8. A liability of $8 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of June 30, 2004.

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

The nature of the intellectual property indemnification obligations generally prevents Nortel Networks from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel Networks has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of June 30, 2004.

(c)	Lease agreements

Nortel Networks has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel Networks vacated prior to the end of the term of its lease. These lease agreements require Nortel Networks to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel Networks to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel Networks may be required to pay under these types of agreements is $53 as of June 30, 2004. Nortel Networks generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel Networks has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Debt agreements

Nortel Networks has guaranteed the debt of certain customers. These third party debt agreements require Nortel Networks to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel Networks may be required to pay under these types of debt agreements is $8 as of June 30, 2004. Under most such arrangements, the Nortel Networks guarantee is secured, usually by the assets being purchased or financed. A liability of $7 has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of June 30, 2004.

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

(e)	Indemnification under EDC Support Facility and security agreements

As of June 30, 2004, Nortel Networks had agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel Networks has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the support facilities or for as long as the security agreements remain in effect (see notes 10 and 19).

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

Nortel Networks has agreed to indemnify its counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel Networks to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2004, Nortel Networks had approximately $252 of securitized receivables which were subject to repurchase under this provision, in which case Nortel Networks would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amounts by the counterparty.

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

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of June 30, 2004:

Balance as of December 31, 2003	$382
Payments	(144)
Warranties issued	110
Revisions	(21)

Balance as of June 30, 2004	$327

13.	Commitments

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

	June 30,	December 31,
	2004	2003

Bid and performance related bonds (a)	$407	$427
Other bonds (b)	54	53

Total bid, performance related and other bonds	$461	$480

(a)	Net of restricted cash and cash equivalent amounts of $3 and $14 as of June 30, 2004 and December 31, 2003, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $29 and $31 as of June 30, 2004 and December 31, 2003, respectively.

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

	June 30,	December 31,
	2004	2003

Drawn and outstanding — gross	$369	$401
Provisions for doubtful accounts	(278)	(281)

Drawn and outstanding — net (a)	91	120
Undrawn commitments (b)	65	180

Total customer financing	$156	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.
(b)	On January 8, 2004, Nortel Networks negotiated an agreement with a certain customer and reduced Nortel Networks aggregate undrawn customer financing commitments from $180 to $69.

During the six months ended June 30, 2004 and 2003, Nortel Networks recorded net customer financing bad debt recoveries of nil and $70, respectively.

During the six months ended June 30, 2004 and 2003, Nortel Networks entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel Networks received cash consideration of approximately $15 and $210, respectively, to settle outstanding receivables with a net carrying value of $14 and $117, respectively.

During the six months ended June 30, 2004 and 2003, Nortel Networks reduced undrawn customer financing commitments by $115 and $131, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans. As of June 30, 2004, all undrawn commitments were available for funding under the terms of the financing agreements.

Venture capital financing

Nortel Networks has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel Networks to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel Networks had remaining commitments, if requested, of $19 and $24 as of June 30, 2004 and December 31, 2003, respectively. These commitments expire at various dates through 2012.

14.	Restricted cash and cash equivalents

As of June 30, 2004 and December 31, 2003, approximately $52 and $63, respectively, of cash and cash equivalents was restricted as collateral for certain bid, performance related and other bonds as well as for certain normal course of business transactions. The cash and cash equivalents collateral was in addition to the payment of fees and was required as a result of the general economic and industry environment and Nortel Networks credit ratings.

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

16.	Comprehensive income (loss)

The following are the components of comprehensive income (loss), net of tax, for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net earnings (loss)	$54	$(40)	$171	$(92)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment (a)	(68)	220	(72)	294
Unrealized gain (loss) on investments — net (b)	(41)	43	(60)	44
Minimum pension liability adjustment — net	–	–	1	–
Unrealized derivative gain (loss) on cash flow hedges — net (c)	(6)	8	(12)	21

Comprehensive income (loss)	$(61)	$231	$28	$267

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel Networks were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three months and six months ended June 30, 2004, respectively, and net of tax of $(2) and $3 for the three and six months ended June 30, 2003, respectively.
(c)	During the three and six months ended June 30, 2004, nil and $3 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. During the three and six months ended June 30, 2003, $12 and $13 of net derivative gains (losses) were reclassified to other income (expense) — net, respectively. Nortel Networks estimates that no derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

17.	Discontinued operations

During the year ended December 31, 2003, Nortel Networks substantially completed the wind down of its access solutions operations. During the six months ended June 30, 2004, there was no change to the initial disposal strategy or intent to exit the business which was approved by the Nortel Networks Board of Directors on June 14, 2001.

The following unaudited consolidated financial results for discontinued operations are presented as of June 30, 2004 and December 31, 2003 for the consolidated balance sheets and for the three and six months ended June 30, 2004 and 2003 for the consolidated statements of operations and for the six months ended June 30, 2004 and 2003 for the consolidated statements of cash flows:

Consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$–	$3	$1	$7
Net earnings (loss) from discontinued operations — net of tax (a)	$6	$(8)	$7	$125

(a)	Net earnings (loss) from discontinued operations was net of applicable income tax of nil and nil for the three and six months ended June 30, 2004, respectively, and net of applicable income tax of nil and $8 for the three and six months ended June 30, 2003, respectively.

Consolidated balance sheets:

	June 30,	December 31,
	2004	2003

Deferred income taxes	$22	$26
Other current assets	2	2

Total current assets of discontinued operations (a) (b)	24	28
Other long-term assets (b) (c)	4	4

Total assets of discontinued operations	$28	$32

Current liabilities (b) (d)	$4	$6
Long-term liabilities (b)	1	1

Total liabilities of discontinued operations	$5	$7

(a)	Included accounts receivable of nil, which was net of provisions of $3 and $5, as of June 30, 2004 and December 31, 2003, respectively. Included inventories of nil and nil, which was net of provisions of $66 and $75, as of June 30, 2004 and December 31, 2003, respectively.
(b)	Current assets, other long-term assets, current liabilities and long-term liabilities of discontinued operations were included in other current assets, other assets, other accrued liabilities and other liabilities, respectively, on the consolidated balance sheets.
(c)	Included customer financing receivables of $4 and $4, which was net of provisions of $55 and $55, as of June 30, 2004 and December 31, 2003, respectively.
(d)	Consisted of future contractual obligations and estimated liabilities of $4 and $6 as of June 30, 2004 and December 31, 2003, respectively.

Consolidated statements of cash flows:

	June 30,	June 30,
	2004	2003

Cash flows from (used in) discontinued operations
Operating activities	$11	$83
Investing activities	–	241

Net cash from (used in) discontinued operations	$11	$324

Activity during the six months ended June 30, 2003

Nortel Networks recorded net earnings from discontinued operations — net of tax, of $125 for the six months ended June 30, 2003. The significant items included in net earnings are summarized below.

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

Nortel Networks is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of June 30, 2004, the accruals on the consolidated balance sheet for environmental matters were $30. Based on information available as of June 30, 2004, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel Networks.

Nortel Networks has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel Networks anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $30.

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

New Canadian securities regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for interim periods in fiscal 2004 and 2005, Nortel Networks will include in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2004, Nortel Networks prepared interim financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.

The consolidated financial statements of Nortel Networks have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel Networks would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

		As restated *		As restated *
Net earnings (loss)
U.S. GAAP	$54	$(40)	$171	$(92)
Derivative accounting(b)	–	(15)	26	(19)
Cumulative effect of accounting change — net of tax(c)	–	–	–	12
Other	1	(1)	5	(20)

Canadian GAAP	$55	$(56)	$202	$(119)

*	See note 20(i).

The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets(g)	$8,382	$6	$8,388	$8,613	$4	$8,617
Investments(d)	156	(22)	134	244	(105)	139
Plant and equipment — net	1,537	(1)	1,536	1,654	(5)	1,649
Goodwill(a)	2,121	(910)	1,211	2,125	(910)	1,215
Intangible assets — net(h)	77	(39)	38	86	(41)	45
Deferred income taxes — net (h)	3,272	(199)	3,073	3,397	(197)	3,200
Other assets(b) (h)	307	7	314	337	24	361

Total assets	$15,852	$(1,158)	$14,694	$16,456	$(1,230)	$15,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities(f) (g)	$4,462	$5	$4,467	$4,961	$5	$4,966
Long-term debt(b)	2,062	(36)	2,026	2,091	(55)	2,036
Deferred income taxes — net(h)	162	13	175	190	13	203
Other liabilities(b) (h)	2,843	(1,172)	1,671	2,944	(1,155)	1,789

Total liabilities	9,529	(1,190)	8,339	10,186	(1,192)	8,994

Minority interests in subsidiary companies	85	–	85	80	–	80

Total shareholders’ equity(d)(f)(h)	6,238	32	6,270	6,190	(38)	6,152

Total liabilities and shareholders’ equity	$15,852	$(1,158)	$14,694	$16,456	$(1,230)	$15,226

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

Effective January 1, 2004, Nortel Networks adopted Accounting Guideline 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel Networks had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13. Concurrent with the adoption of AcG-13, Nortel Networks also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the six months ended June 30, 2004.

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

(e)	Other financial statement presentation differences

Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are required to be deducted from the income tax benefit (expense). The impact of this difference in the three and six months ended June 30, 2004 of $13 and $24, respectively, and in the three and six months ended June 30, 2003 of $10 and $19, respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

Under Canadian GAAP, Nortel Networks is required to present a consolidated statement of cash flows for the three and six months ended June 30, 2004 and 2003, whereas under U.S. GAAP, a consolidated statement of cash flows is only required for the six months ended June 30, 2004 and 2003. The following table presents consolidated statement of cash flows data for the three and six months ended June 30, 2004 and 2003 prepared in accordance with Canadian GAAP. There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net cash from (used in) operating activities of continuing operations	$98	$302	$(194)	$185
Net cash from (used in) investing activities of continuing operations	20	(26)	34	(37)
Net cash from (used in) financing activities of continuing operations	5	(64)	(107)	(131)
Effect of foreign exchange rate changes on cash and cash equivalents	(22)	60	(9)	78

Net cash from (used in) continuing operations	101	272	(276)	95
Net cash from (used in) discontinued operations	14	9	(4)	293

Net increase (decrease) in cash and cash equivalents	115	281	(280)	388
Cash and cash equivalents at beginning of period	3,537	3,850	3,932	3,743

Cash and cash equivalents at end of period	$3,652	$4,131	$3,652	$4,131

(f)	Other

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

As described in note 2, Nortel Networks has restated its consolidated financial statements for the years ended December 31, 2002 and 2001, and the quarters ended March 31, June 30, and September 30, 2003. The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated statement of operations for the three and six months ended June 30, 2003 prepared in accordance with Canadian GAAP:

	Three months ended June 30, 2003			Six months ended June 30, 2003
	As previously			As previously
(millions of U.S. dollars)	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenues	$2,340	$(52)	$2,288	$4,716	$(132)	$4,584
Cost of revenues	1,315	92	1,407	2,638	157	2,795

Gross profit	1,025	(144)	881	2,078	(289)	1,789
Selling, general and administrative expense	424	26	450	933	9	942
Research and development expense	465	24	489	962	(4)	958
Amortization of acquired technology and other	–	–	–	–	–	–
Special charges	(1)	(20)	(21)	114	8	122
(Gain) loss on sale of businesses and assets	(4)	16	12	(8)	16	8

Operating earnings (loss)	141	(190)	(49)	77	(318)	(241)
Other income (expense) — net	35	14	49	18	118	136
Interest expense
Long-term debt	(23)	(1)	(24)	(46)	(3)	(49)
Other	(2)	(3)	(5)	(9)	(4)	(13)

Earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies	151	(180)	(29)	40	(207)	(167)
Income tax benefit (expense)	(5)	(3)	(8)	(27)	–	(27)

	146	(183)	(37)	13	(207)	(194)
Non-controlling interests — net of tax	(12)	4	(8)	(4)	(21)	(25)
Equity in net loss of associated companies — net of tax	(20)	17	(3)	(30)	5	(25)

Net earnings (loss) from continuing operations	114	(162)	(48)	(21)	(223)	(244)
Net earnings (loss) from discontinued operations — net of tax	(1)	(7)	(8)	163	(38)	125

Net earnings (loss)	113	(169)	(56)	142	(261)	(119)
Dividends on preferred shares	7	2	9	12	5	17

Net earnings (loss) applicable to common shares	$106	$(171)	$(65)	$130	$(266)	$(136)

The impact of the Second Restatement adjustments for the three months ended June 30, 2003 was an increase to net loss prepared in accordance with Canadian GAAP and U.S. GAAP of $169 and $147, respectively and for the six months ended June 30, 2003 was in increase to net loss prepared in accordance with Canadian GAAP and U.S. GAAP of $261 and $252, respectively. The Second Restatement adjustments primarily related to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes: revenues and cost of revenues; foreign exchange; intercompany balances; special charges; other; reclassifications; and discontinued operations. See note 2 for a description of these differences.

The following table presents the impact of the Second Restatement adjustments on Nortel Networks previously reported consolidated balance sheet prepared in accordance with Canadian GAAP as of June 30, 2003:

	As previously
	reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$4,118	$13	$4,131
Restricted cash and cash equivalents	115	–	115
Accounts receivable — net	2,009	(33)	1,976
Inventories — net	879	558	1,437
Income taxes recoverable	57	54	111
Future income taxes — net	399	–	399
Other current assets	429	(26)	403

Total current assets	8,006	566	8,572

Investments	158	48	206
Plant and equipment — net	1,376	244	1,620
Goodwill	1,112	(1)	1,111
Intangible assets — net	–	–	–
Future income taxes — net	3,270	21	3,291
Other assets	491	(86)	405

Total assets	$14,413	$792	$15,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$48	$–	$48
Trade and other accounts payable	786	(81)	705
Payroll and benefit-related liabilities	627	5	632
Contractual liabilities	1,008	(227)	781
Restructuring	299	(72)	227
Other accrued liabilities	2,456	468	2,924
Long-term debt due within one year	184	11	195

Total current liabilities	5,408	104	5,512

Long-term debt	1,818	224	2,042
Future income taxes — net	464	(17)	447
Other liabilities	1,528	383	1,911

Total liabilities	9,218	694	9,912

Minority interests in subsidiary companies	125	(17)	108

SHAREHOLDERS’ EQUITY
Preferred shares	536	–	536
Common shares	1,794	–	1,794
Contributed surplus	22,148	12	22,160
Accumulated deficit	(19,060)	(233)	(19,293)
Foreign currency translation adjustment	(348)	336	(12)

Total shareholders’ equity	5,070	115	5,185

Total liabilities and shareholders’ equity	$14,413	$792	$15,205

21.	Supplemental consolidating financial information

As of June 30, 2004 and as a result of Nortel Networks credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by Nortel Networks and various of its subsidiaries (see note 10).

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

As a result of Nortel Networks terminating the Five Year Facilities (see note 10), certain foreign security agreements entered into by Nortel Networks and various of its subsidiaries under which shares of certain subsidiaries of Nortel Networks incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel Networks and NNC’s outstanding public debt securities also terminated in accordance with their terms. In addition, guarantees by certain subsidiaries of Nortel Networks incorporated outside of the U.S. and Canada terminated in accordance with their terms. As of June 30, 2004, the security agreements pledge substantially all of the assets of Nortel Networks located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of Nortel Networks U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel Networks and NNC’s outstanding public debt securities (see note 10). In addition, certain of Nortel Networks wholly owned subsidiaries, including NNI, most of Nortel Networks Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed Nortel Networks obligations under the EDC Support Facility and Nortel Networks and NNC’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of Nortel Networks whose shares were pledged, or were the remaining subsidiaries of Nortel Networks which did not provide liens, pledges or guarantees.

If Nortel Networks senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full. If the EDC Support Facility is terminated or expires, the security and guarantees will also be released in full. Nortel Networks may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC, the security and guarantees will also be released in full.

The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, respectively.

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

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$766	$1,803	$922	$(901)	$2,590
Cost of revenues	521	1,167	751	(901)	1,538

Gross profit	245	636	171	–	1,052

Selling, general and administrative expense	109	314	115	–	538
Research and development expense	230	190	69	–	489
Amortization of acquired technology	–	–	2	–	2
Special charges	1	(4)	2	–	(1)
(Gain) loss on sale of businesses and assets	–	(1)	(74)	–	(75)

Operating earnings (loss)	(95)	137	57	–	99

Other income (expense) — net	(18)	21	(17)	–	(14)
Interest expense
Long-term debt	(16)	–	(6)	–	(22)
Other	(1)	(17)	12	–	(6)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(130)	141	46	–	57
Income tax benefit (expense)	9	(1)	(15)	–	(7)

	(121)	140	31	–	50
Minority interests — net of tax	–	–	(1)	–	(1)
Equity in net loss of associated companies — net of tax	169	287	(8)	(449)	(1)

Net earnings (loss) from continuing operations — net of tax	48	427	22	(449)	48
Net earnings (loss) from discontinued operations — net of tax	6	3	–	(3)	6

Net earnings (loss) from continuing operations before cumulative effect of accounting change — net of tax	54	430	22	(452)	54
Cumulative effect of accounting change — net of tax	–	–	–	–	–

Net earnings (loss)	54	430	22	(452)	54
Dividends on preferred shares	7	–	–	–	7

Net earnings (loss) applicable to common shares	$47	$430	$22	$(452)	$47

Supplemental Consolidating Statements of Operations for the three months ended June 30, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$754	$1,613	$794	$(873)	$2,288
Cost of revenues	492	1,146	642	(873)	1,407

Gross profit	262	467	152	–	881

Selling, general and administrative expense	82	274	83	–	439
Research and development expense	209	220	72	–	501
Amortization of acquired technology	–	–	–	–	–
Special charges	32	(23)	(31)	–	(22)
(Gain) loss on sale of businesses and assets	2	10	1	–	13

Operating earnings (loss)	(63)	(14)	27	–	(50)

Other income (expense) — net	40	159	(142)	–	57
Interest expense
Long-term debt	(17)	–	(7)	–	(24)
Other	–	(16)	11	–	(5)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(40)	129	(111)	–	(22)
Income tax benefit (expense)	7	(11)	5	–	1

	(33)	118	(106)	–	(21)
Minority interests — net of tax	–	–	(8)	–	(8)
Equity in net loss of associated companies — net of tax	1	(214)	(36)	246	(3)

Net earnings (loss) from continuing operations — net of tax	(32)	(96)	(150)	246	(32)
Net earnings (loss) from discontinued operations — net of tax	(8)	(5)	–	5	(8)

Net earnings (loss) from continuing operations before cumulative effect of accounting change — net of tax	(40)	(101)	(150)	251	(40)
Cumulative effect of accounting change — net of tax	–	–	–	–	–

Net earnings (loss)	(40)	(101)	(150)	251	(40)
Dividends on preferred shares	9	–	–	–	9

Net earnings (loss) applicable to common shares	$(49)	$(101)	$(150)	$251	$(49)

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,664	$3,481	$1,824	$(1,935)	$5,034
Cost of revenues	1,008	2,355	1,482	(1,935)	2,910

Gross profit	656	1,126	342	–	2,124

Selling, general and administrative expense	213	644	219	–	1,076
Research and development expense	424	391	140	–	955
Amortization of acquired technology	–	–	5	–	5
Special charges	4	(4)	6	–	6
(Gain) loss on sale of businesses assets	–	(1)	(74)	–	(75)

Operating earnings (loss)	15	96	46	–	157

Other income (expense) — net	15	81	(22)	–	74
Interest expense
Long-term debt	(32)	(1)	(13)	–	(46)
Other	(1)	(37)	24	–	(14)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	(3)	139	35	–	171
Income tax benefit (expense)	46	(26)	(18)	–	2

	43	113	17	–	173
Minority interests — net of tax	–	–	(7)	–	(7)
Equity in net loss of associated companies — net of tax	121	174	(6)	(291)	(2)

Net earnings (loss) from continuing operations — net of tax	164	287	4	(291)	164
Net earnings (loss) from discontinued operations — net of tax	7	4	–	(4)	7

Net earnings (loss) from continuing operations before cumulative effect of accounting change — net of tax	171	291	4	(295)	171
Cumulative effect of accounting change — net of tax	–	–	–	–	–

Net earnings (loss)	171	291	4	(295)	171
Dividends on preferred shares	16	–	–	–	16

Net earnings (loss) applicable to common shares	$155	$291	$4	$(295)	$155

Supplemental Consolidating Statements of Operations for the six months ended June 30, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,623	$3,263	$1,494	$(1,797)	$4,583
Cost of revenues	952	2,545	1,095	(1,797)	2,795

Gross profit	671	718	399	–	1,788

Selling, general and administrative expense	229	610	90	–	929
Research and development expense	402	432	144	–	978
Amortization of acquired technology	–	–	–	–	–
Special charges	64	60	(6)	–	118
(Gain) loss on sale of businesses and assets	2	13	(3)	–	12

Operating earnings (loss)	(26)	(397)	174	–	(249)

Other income (expense) — net	174	147	(169)	–	152
Interest expense
Long-term debt	(35)	–	(14)	–	(49)
Other	(2)	(30)	19	–	(13)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	111	(280)	10	–	(159)
Income tax benefit (expense)	161	(298)	141	–	4

	272	(578)	151	–	(155)
Minority interests — net of tax	–	–	(25)	–	(25)
Equity in net loss of associated companies — net of tax	(485)	(329)	(55)	844	(25)

Net earnings (loss) from continuing operations — net of tax	(213)	(907)	71	844	(205)
Net earnings (loss) from discontinued operations — net of tax	125	81	–	(81)	125

Net earnings (loss) from continuing operations before cumulative effect of accounting change — net of tax	(88)	(826)	71	763	(80)
Cumulative effect of accounting change — net of tax	(4)	(8)	–	–	(12)

Net earnings (loss)	(92)	(834)	71	763	(92)
Dividends on preferred shares	17	–	–	–	17

Net earnings (loss) applicable to common shares	$(109)	$(834)	$71	$763	$(109)

Supplemental Consolidating Balance Sheets as of June 30, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$40	$2,595	$1,012	$–	$3,647
Restricted cash and cash equivalents	24	19	9	–	52
Accounts receivable — net	411	1,327	649	–	2,387
Intercompany/related party accounts receivable	429	1,050	715	(1,999)	195
Inventories — net	299	599	384	–	1,282
Income taxes recoverable	13	54	16	–	83
Deferred income taxes — net	50	357	–	–	407
Other current assets	20	169	140	–	329

Total current assets	1,286	6,170	2,925	(1,999)	8,382

Investments	2,080	(7,196)	616	4,656	156
Intercompany advances	267	904	1,986	(3,157)	–
Plant and equipment — net	430	743	364	–	1,537
Goodwill	–	1,957	164	–	2,121
Intangible assets — net	38	1	38	–	77
Deferred income taxes — net	1,669	1,543	60	–	3,272
Other assets	77	47	183	–	307

Total assets	$5,847	$4,169	$6,336	$(500)	$15,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$3	$26	$–	$31
Trade and other accounts payable	404	499	(3)	–	900
Intercompany/related party accounts payable	(3,731)	3,170	2,560	(1,999)	–
Payroll and benefit-related liabilities	96	267	122	–	485
Contractual liabilities	24	250	211	–	485
Restructuring	33	70	21	–	124
Other accrued liabilities	326	1,486	604	–	2,416
Long-term debt due within one year	11	12	(2)	–	21

Total current liabilities	(2,835)	5,757	3,539	(1,999)	4,462

Long-term debt	1,529	123	410	–	2,062
Deferred income taxes — net	1	130	31	–	162
Other liabilities	914	1,717	212	–	2,843
Intercompany advances	–	297	2,860	(3,157)	–

Total Liabilities	(391)	8,024	7,052	(5,156)	9,529

Minority interests in subsidiary companies	–	–	85	–	85

SHAREHOLDERS’ EQUITY
Preferred shares	536	237	–	(237)	536
Common shares	1,211	5,417	1,622	(7,039)	1,211
Additional paid-in capital	22,067	749	4,236	(4,985)	22,067
Accumulated deficit	(16,911)	(10,987)	(6,839)	17,826	(16,911)
Accumulated other comprehensive income (loss)	(665)	729	180	(909)	(665)

Total shareholders’ equity	6,238	(3,855)	(801)	4,656	6,238

Total liabilities and shareholders’ equity	$5,847	$4,169	$6,336	$(500)	$15,852

Supplemental Consolidating Balance Sheets as of December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$(8)	$2,963	$973	$–	$3,928
Restricted cash and cash equivalents	25	19	19	–	63
Accounts receivable — net	314	1,462	729	–	2,505
Intercompany/related party accounts receivable	345	1,017	870	(2,078)	154
Inventories — net	302	527	361	–	1,190
Income taxes recoverable	13	52	25	–	90
Deferred income taxes — net	67	302	–	–	369
Other current assets	31	136	147	–	314

Total current assets	1,089	6,478	3,124	(2,078)	8,613

Investments	1,995	(6,801)	758	4,292	244
Intercompany advances	166	661	1,963	(2,790)	–
Plant and equipment — net	475	775	404	–	1,654
Goodwill	–	1,956	169	–	2,125
Intangible assets — net	40	1	45	–	86
Deferred income taxes — net	1,673	1,655	69	–	3,397
Other assets	102	39	196	–	337

Total assets	$5,540	$4,764	$6,728	$(576)	$16,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2	$3	$12	$–	$17
Trade and other accounts payable	347	378	135	–	860
Intercompany/related party accounts payable	(4,071)	3,217	2,932	(2,078)	–
Payroll and benefit-related liabilities	137	449	178	–	764
Contractual liabilities	26	272	231	–	529
Restructuring	52	129	24	–	205
Other accrued liabilities	356	1,558	553	–	2,467
Long-term debt due within one year	11	100	8	–	119

Total current liabilities	(3,140)	6,106	4,073	(2,078)	4,961

Long-term debt	1,549	127	415	–	2,091
Deferred income taxes — net	–	143	47	–	190
Other liabilities	930	1,774	240	–	2,944
Intercompany advances	11	297	2,482	(2,790)	–

Total Liabilities	(650)	8,447	7,257	(4,868)	10,186

Minority interests in subsidiary companies	–	–	80	–	80

SHAREHOLDERS’ EQUITY
Preferred shares	536	237	–	(237)	536
Common shares	1,211	5,416	1,621	(7,037)	1,211
Additional paid-in capital	22,031	726	4,228	(4,954)	22,031
Accumulated deficit	(17,066)	(10,838)	(6,684)	17,522	(17,066)
Accumulated other comprehensive income (loss)	(522)	776	226	(1,002)	(522)

Total shareholders’ equity	6,190	(3,683)	(609)	4,292	6,190

Total liabilities and shareholders’ equity	$5,540	$4,764	$6,728	$(576)	$16,456

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$164	$287	$4	$(291)	$164
Adjustments to reconcile net earnings (loss) from operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	21	85	65	–	171
Non-cash portion of special charges and related asset write downs	–	–	–	–	–
Equity in net loss of associated companies	(121)	(174)	6	291	2
Current and deferred stock option compensation	16	14	6	–	36
Deferred income taxes	(1)	9	(10)	–	(2)
Other liabilities	40	61	12	–	113
(Gain) loss on repurchases of outstanding debt securities	–	–	–	–	–
(Gain) loss on sale of investments and businesses	–	(35)	(74)	–	(109)
Other — net	1	(270)	37	–	(232)
Change in operating assets and liabilities	(295)	(27)	(31)	–	(353)
Intercompany/related party activity	236	(199)	(37)	–	–

Net cash from (used in) operating activities	61	(249)	(22)	–	(210)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(15)	(70)	(17)	–	(102)
Proceeds on disposals of plant and equipment	4	1	5	–	10
Acquisitions of investments and businesses	(1)	(5)	–	–	(6)
— net of cash acquired
Proceeds on sale of investments and businesses	1	55	76	–	132

Net cash from (used in) investing activities	(11)	(19)	64	–	34

Cash flows from (used in) financing activities
Dividends on preferred shares	(16)	–	–	–	(16)
Increase (decrease) in notes payable — net	–	–	15	–	15
Repayments of long-term debt	–	(85)	(13)	–	(98)
Repayments of capital leases payable	(1)	(7)	–	–	(8)

Net cash from (used in) financing activities	(17)	(92)	2	–	(107)

Effect of foreign exchange rate changes on cash and cash equivalents	–	(4)	(5)	–	(9)

Net cash from (used in) continuing operations	33	(364)	39	–	(292)
Net cash from (used in) discontinued operations	15	(4)	–	–	11

Net increase (decrease) in cash and cash equivalents	48	(368)	39	–	(281)
Cash and cash equivalents at beginning of period	(8)	2,963	973	–	3,928

Cash and cash equivalents at end of period	$40	$2,595	$1,012	$–	$3,647

Supplemental Consolidating Statements of Cash Flows for the six months ended June 30, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(213)	$(907)	$71	$844	$(205)
Adjustments to reconcile net earnings (loss) from operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	47	114	52	–	213
Non-cash portion of special charges and related asset write downs	67	(32)	4	–	39
Equity in net loss of associated companies	485	329	55	(844)	25
Current and deferred stock option compensation	2	9	1	–	12
Deferred income taxes	3	13	7	–	23
Other liabilities	51	(7)	3	–	47
(Gain) loss on repurchases of outstanding debt securities	(4)	–	–	–	(4)
(Gain) loss on sale of investments and businesses	2	18	1	–	21
Other — net	114	(317)	(126)	–	(329)
Change in operating assets and liabilities	183	58	68	–	309
Intercompany/related party activity	(955)	1,289	(334)	–	–

Net cash from (used in) operating activities	(218)	567	(198)	–	151

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(18)	(26)	(20)	–	(64)
Proceeds on disposals of plant and equipment	6	12	3	–	21
Acquisitions of investments and businesses	–	(2)	–	–	(2)
— net of cash acquired
Investments in subsidiaries	1	7	–	–	8

Net cash from (used in) investing activities	(11)	(9)	(17)	–	(37)

Cash flows from (used in) financing activities
Dividends on preferred shares	(17)	–	–	–	(17)
Increase (decrease) in notes payable — net	–	4	(18)	–	(14)
Repayments of long-term debt	(34)	1	(61)	–	(94)
Repayments of capital leases payable	–	(6)	–	–	(6)

Net cash from (used in) financing activities	(51)	(1)	(79)	–	(131)

Effect of foreign exchange rate changes on cash and cash equivalents	1	42	35	–	78

Net cash from (used in) continuing operations	(279)	599	(259)	–	61
Net cash from (used in) discontinued operations	66	257	1	–	324

Net increase (decrease) in cash and cash equivalents	(213)	856	(258)	–	385
Cash and cash equivalents at beginning of period	251	2,177	1,314	–	3,742

Cash and cash equivalents at end of period	$38	$3,033	$1,056	$–	$4,127

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	63

Our business	63
Our segments	63
Our business environment	64
How we measure performance	65
Our strategic plan and outlook	66

Developments in 2004	67

First half consolidated results summary	67
Nortel Networks Audit Committee Independent Review; restatements; related matters	68
Comprehensive Review and First Restatement	68
Independent Review	68
Second Restatement	68
Material weaknesses in internal control over financial reporting identified in Second Restatement	71
Revenue Independent Review	72
Personnel actions	72
EDC Support Facility	72
Credit facilities and security agreements	73
Debt securities	73
Shelf registration statement	73
Credit ratings	74
Regulatory actions and pending litigation	74
Stock-based compensation plans	74
Evolution of our supply chain strategy	74
Other business developments	75
Customer financing commitments	75
Sale of Entrust shares	75
Real estate	75
Customer contract settlement	76
Directory and operator services business	76
Bharat Sanchar Nigram Limited contract	76
Patent infringement settlement	76
Customer financing arrangements	76
Joint Ventures	76

Results of operations — continuing operations	76

Segment revenues	76
Geographic revenues	77
Consolidated revenues	77
Wireless Networks revenues	79
Enterprise Networks revenues	81
Wireline Networks revenues	83
Optical Networks revenues	84
Gross profit and gross margin	86
Segment gross profit and gross margin	86
Operating expenses	87
Selling, general and administrative expense	87
Segment selling, general and administrative expense	87
Research and development expense	88
Segment research and development expense	88
Segment Management EBT	89
Special charges	89

Gain (loss) on sale of businesses and assets	90
Other income (expense) — net	91
Interest expense	91
Income tax benefit (expense)	91
Net earnings (loss) from continuing operations	91

Results of operations — discontinued operations	91

Liquidity and capital resources	92

Cash flows	92
Uses of liquidity	93
Contractual cash obligations	94
Customer financing	94
Discontinued operations	95
Sources of liquidity	95
Credit facilities	95
Available support facility	95
Shelf registration statement and base shelf prospectus	96
Credit ratings	97

Off-balance sheet arrangements	97

Bid, performance related and other bonds	97
Receivables securitization and certain lease financing transactions	98
Other indemnifications or guarantees	98

Application of critical accounting estimates	99

Provisions for doubtful accounts	99
Provisions for inventory	100
Tax asset valuation	101

Accounting changes and recent accounting pronouncements	101

Accounting changes	101
Recent accounting pronouncements	102

Canadian supplement	103

Market risk	103

Equity price risk	104

Legal proceedings	104

Risk factors/forward looking statements	104

Risks relating to our restatements and related matters	105
Risks relating to our business	112

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

Our president and chief executive officer, or CEO, has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately with each segment manager reporting directly to the CEO. The CEO relies on the information derived directly from our management reporting system. In April 2004, our and NNC’s boards of directors appointed a new CEO. Commencing in the second quarter of 2004, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes, or Management EBT, a measure that includes the cost of revenues and selling, general and administrative expense, or SG&A, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. Contribution margin differs from Management EBT in that it excludes R&D expense, interest expense, other income (expense) — net, minority interest — net of tax and equity in net loss of associated companies — net of tax. See “Segment information - General description” in note 5 of the accompanying unaudited consolidated financial statements.

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

Developments in 2004

First half consolidated results summary

In the second quarter of 2004, our consolidated revenues were $2,590 compared to $2,288 in the second quarter of 2003 and $5,034 in the first half of 2004 compared to $4,583 in the first half of 2003. In the second quarter of 2004 compared to the second quarter of 2003, revenues in Wireline Networks decreased 10% and Optical Networks decreased 3% while revenues in Wireless Networks increased 32% and Enterprise Networks increased 11%. In the first half of 2004 compared to the first half of 2003, revenues in Wireline Networks decreased 13%, Optical Networks decreased 13% while Wireless Networks increased 36% and Enterprise Networks increased 1%.

Our gross margin increased to 41% in the second quarter of 2004 compared to 39% in the second quarter of 2003 and increased to 42% in the first half of 2004 compared to 39% in the first half of 2003. SG&A expense increased 23% in the second quarter of 2004 compared to the second quarter of 2003 and increased 16% in the first half of 2004 compared to the first half of 2003. R&D expense decreased slightly in both the second quarter of 2004 and in the first half of 2004 compared to the same periods in 2003. The increase in SG&A was primarily due to increased employee related expenses and unfavorable foreign exchange rate fluctuation impacts associated with the Canadian dollar, euro and British pound. R&D expense decreased slightly due to the continued impact of our workforce reductions partially offset by unfavorable foreign exchange impacts. Our levels of R&D spending are commensurate with our technology focus and commitment to invest in next-generation solutions. Special charges declined in the second quarter of 2004 compared to the second quarter of 2003, primarily as a result of our completion of a substantial portion of activities associated with our restructuring work plan initiated in 2001. These activities included workforce reductions, contract settlements and facility closures.

Our discontinued operations reported net earnings of $6 in the second quarter of 2004 compared to a net loss of $8 in the second quarter of 2003 and net earnings of $7 in the first half of 2004 compared to net earnings of $125 in the first half of 2003 reflecting the continued wind-down activities of our discontinued operations.

We reported net earnings before cumulative effect of accounting change of $54 in the second quarter of 2004 and $171 in the first half of 2004 compared to net loss before cumulative effect of accounting change of $40 in the second quarter of 2003 and $80 in the first half of 2003.

In the first half of 2004, our cash and cash equivalents, or cash, decreased $281 from $3,928 to $3,647 as of June 30, 2004. The decrease was due to $210 of net cash used in our operating activities, unfavorable foreign exchange impacts of $9 and decrease of $107 used in our financing activities. These decreases were partially offset by an increase in cash of $34 from our investing activities and net cash of $11 from our discontinued operations.

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

Three and six months ended June 30, 2003

The following table presents the impact of the Second Restatement adjustments on our previously reported consolidated statement of operations data for the three and six months ended June 30, 2003. The Second Restatement adjustments related primarily to the following items, each of which reflect a number of related adjustments that have been aggregated for disclosure purposes, and are described in the paragraphs following the table below. See “Restatement” in note 2 of the accompanying unaudited consolidated financial statements.

•	revenues and cost of revenues;
•	foreign exchange;
•	intercompany balances;
•	special charges;
•	other;
•	reclassifications; and
•	discontinued operations.

Consolidated Statement of Operations data for the three and six months ended June 30, 2003

	Three months ended June 30, 2003			Six months ended June 30, 2003

(millions of U.S. dollars)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenues	$2,340	$(52)	$2,288	$4,716	$(133)	$4,583
Gross profit	1,023	(142)	881	2,075	(287)	1,788
Operating earnings (loss)	143	(193)	(50)	73	(322)	(249)
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	143	(165)	(22)	48	(207)	(159)
Net earnings (loss) from continuing operations	109	(141)	(32)	6	(211)	(205)
Net earnings (loss) from discontinued operations — net of tax	(2)	(6)	(8)	162	(37)	125

Net earnings (loss)	107	(147)	(40)	160	(252)	(92)
Dividends on preferred shares	7	2	9	12	5	17

Net earnings (loss) applicable to common shares	$100	$(149)	$(49)	$148	$(257)	$(109)

Revenues and cost of revenues

Revenues and cost of revenues were impacted by various errors related to revenue recognition, corrections to foreign exchange accounting, intercompany related items and other adjustments, including financial statement reclassifications. The net impact to revenues of the adjustments was a decrease of $52 and $133 for the three and six months ended June 30, 2003, respectively. The net impact to cost of revenues related to these revenue adjustments, and the other corrections was an increase of $90 and $154 for the three and six months ended June 30, 2003, respectively. The Second Restatement adjustments to revenues and cost of revenues related primarily to the following items:

•	incorrect application of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition (preceded by SAB 101), or SAB 104, or AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, the most significant of which related to revenue that should have been deferred until title or risk of loss had passed, or products had been delivered;
•	incorrect application of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, with respect to percentage-of-completion accounting for certain long-term construction contracts;
•	corrections to defer revenue for a specific transaction until contract execution occurred; and
•	various other adjustments included corrections primarily related to an overstatement of revenues and cost of revenues as a result of two specific transactions recorded in the first quarter of 2003 which should have been recorded in 2002. In addition, other revenue recognition adjustments were made which relate to a specific contract in the Caribbean and

Latin America, or CALA, region, other errors related to non-cash incentives and concessions provided to customers and other calculation errors.

Foreign exchange

As part of the plan to address a material weakness reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, a review of foreign exchange accounting was undertaken. The net impact to pre-tax loss was a decrease of $7 and $97 for the three and six months ended June 30, 2003, respectively. The significant items were as follows:

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

Intercompany balances

Historically, we had certain intercompany balances that did not eliminate upon consolidation, or out-of-balance positions, and provisions had been recorded accordingly. As part of the Second Restatement, we reviewed these provisions and determined that they should not have been recorded. We recorded adjustments in the appropriate periods to reverse these provisions and to correct the significant out-of-balance positions. The adjustments to reverse the provisions affected the second quarter of 2003 and periods prior to 2000. The net impact was an increase of $15 and $21 to pre-tax loss for the three and six months ended June 30, 2003, respectively.

Special charges

As part of the Second Restatement, we re-examined the components of special charges, and recorded a decrease of $21 and an increase of $8 to special charges for the three and six months ended June 30, 2003, respectively. We determined that certain items were either recorded in special charges in error or, although correctly recorded when originally recognized, were not adjusted in the appropriate subsequent periods for changes in estimates and/or assumptions. These items related to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs.

Other

We recorded other adjustments primarily to correct certain accruals, provisions or other transactions, which were either initially recorded incorrectly in prior periods, or not properly released or adjusted for changes in estimates and/or assumptions in the appropriate subsequent periods. The impact of these adjustments was an increase to pre-tax loss of $97 and $107 for the three and six months ended June 30, 2003, respectively, and included tax and minority interests impacts of all Second Restatement adjustments.

The adjustment to income tax benefit was an increase of $3 and $12 for the three and six months ended June 30, 2003, respectively, primarily related to investment tax credits and taxes attributable to preferred share dividends. The adjustment to minority interests as a result of the Second Restatement adjustments was a decrease of $4 and an increase of $21 for the three and six months ended June 30, 2003, respectively.

Reclassifications

As a result of the restatement process, various presentation inconsistencies were identified. Adjustments were made to appropriately reflect certain items in the consolidated statement of operations. The reclassifications were made for royalty expense, gain (loss) on sale of businesses and assets and other items including certain functional spending and specific expenses.

Discontinued operations

As a result of the restatement process, we re-examined the initial provision for loss on disposal of the access solutions discontinued operations recorded in June 2001, and the subsequent activity during 2001 through 2004. We concluded that the net loss on disposal of operations recognized in the second quarter of 2001 was overstated. In addition, other adjustments were necessary to correct certain items that were either initially recorded incorrectly, or not properly released or adjusted for changes in estimates in the appropriate periods subsequent to the second quarter of 2001. The net impact of the adjustments was a $6 increase to the previously reported net loss from discontinued operations — net of tax for the three months ended June 30, 2003 and a $37 decrease to previously reported net earnings from discontinued operations — net of tax for the six months ended June 30, 2003.

For the three months ended June 30, 2003, the $6 increase to net loss from discontinued operations consisted primarily of increases of approximately $12 resulting from additional provisions related to discontinued operations and approximately $9 related to the revaluation of certain foreign denominated customer financing provisions, partially offset by a $17 net decrease from adjustments to contingent liabilities. For the six months ended June 30, 2003, the $37 decrease to net earnings from discontinued operations consisted primarily of a decrease of approximately $90 resulting from the elimination of a gain on redemption of an investment interest due to the reversal in an earlier period of a full valuation allowance that had been recorded against the investment interest when acquired, a decrease of approximately $39 related to the revaluation of certain foreign denominated customer financing provisions and a net decrease of $12 resulting from additional provisions related to discontinued operations, partially offset by an increase of $37 for corrections to accrued liabilities, a net increase of $50 from adjustments to contingent liabilities and approximately $11 related to a gain on settlement of a sales representation agreement which had previously been recorded in continuing operations.

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

We and NNC continue to provide periodic updates to the NYSE and the TSX concerning our and NNC’s delay in filing certain of the Reports. The NYSE granted us and NNC an extension of up to March 31, 2005 to file our 2003 Annual Reports, during which the Nortel Networks Corporation common shares and our and NNC’s other securities would remain listed on the NYSE and we and NNC filed the 2003 Annual Reports in January 2005. To the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNC’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange. See “Risk factors/forward looking statements”.

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

Other business developments

Customer financing commitments

During the six months ended June 30, 2004 and 2003, we reduced our undrawn customer financing commitments by $115 and $131, respectively, primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of June 30, 2004, all undrawn commitments were available for funding under the terms of our financing agreements. For additional information, see “Customer financing”.

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

Customer contract settlement

On May 7, 2004, we received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which is included in (gain) loss on sale of businesses and assets for the three months ended June 30, 2004.

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

Results of operations — continuing operations

Segment revenues

The following table summarizes our revenues for the three months and six months ended June 30, 2004 and 2003,

respectively, by segment:

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Wireless Networks	$1,281	$973	$308	32	$2,506	$1,842	$664	36
Enterprise Networks	578	520	58	11	1,112	1,105	7	1
Wireline Networks	444	495	(51)	(10)	883	1,010	(127)	(13)
Optical Networks	280	288	(8)	(3)	525	605	(80)	(13)
Other(a)	7	12	(5)	(42)	8	21	(13)	(62)

Consolidated	$2,590	$2,288	$302	13	$5,034	$4,583	$451	10

(a)	“Other” represented miscellaneous business activities and corporate functions.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

United States	$1,322	$1,148	$174	15	$2,539	$2,308	$231	10
EMEA(a)	643	556	87	16	1,239	1,135	104	9
Canada	137	134	3	2	291	265	26	10
Asia Pacific	330	329	1	0	677	632	45	7
CALA(b)	158	121	37	31	288	243	45	19

Consolidated	$2,590	$2,288	$302	13	$5,034	$4,583	$451	10

(a)	The Europe, Middle East and Africa region, or EMEA.
(b)	The Caribbean and Latin America region, or CALA.

Consolidated revenues

The following chart summarizes our recent quarterly revenues:

Q2 2004 vs. Q2 2003 and first half of 2004 vs. first half of 2003

Our consolidated revenues increased 13% in the second quarter of 2004 compared to the second quarter of 2003 and increased 10% in the first half of 2004 compared to the first half of 2003. Wireless Networks revenues improved substantially as a result of increased spending by our wireless service provider customers on our Universal Mobile Telecommunications Systems, or UMTS, Global System for Mobile Communications, or GSM and Code Division Multiple Access, or CDMA, technologies. Our Wireless Networks business benefited from new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services. Enterprise Networks revenues increased significantly in the second quarter due to a substantial increase in the circuit and packet voice portion of this segment as customers continued to migrate towards converged packet voice solutions. Declines in the other segments were primarily due to continued capital spending restrictions experienced by our service provider customers. Customer spending remained cautious, with many of our customers realigning capital spending with their current levels of revenues and profits in order to maximize their return on invested capital. As a result, our customers continued to focus on conserving capital, decreasing their debt levels, reducing costs and/or increasing the capacity utilization rates and efficiency of existing networks. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products.

From a geographic perspective, the 13% increase in revenues in the second quarter of 2004 and 10% increase in revenues in the first half of 2004 compared to the same periods in 2003 was primarily due to a:

•	15% increase in the U.S. in the second quarter (10% for the first half of 2004) primarily due to the upgrading of CDMA networks in the region to higher data speeds and GSM network expansion that has been tied to increased subscriber demand. The increase was partially offset by continued capital spending restrictions experienced by wireline and optical service providers and pricing and competitive pricing pressures on certain Enterprise Networks data networking products;
•	16% increase in EMEA in the second quarter (9% for the first half of 2004) primarily due to GSM and UMTS network expansion that has been tied to increased subscriber demand, which was partially offset by continued capital spending restrictions experienced by wireline service providers; and
•	31% increase in CALA in the second quarter (19% for the first half of 2004) primarily due to the upgrading and expanding of CDMA networks to higher data speeds and GSM network expansion that has been tied to increased subscriber demand.

In addition, the first half of 2004 was impacted by a:

•	10% increase in revenues in Canada primarily due to GSM network expansion that has been tied to increased subscriber demand partially offset by a substantial decline in CDMA revenues; and
•	7% increase in revenues in Asia Pacific primarily due to new GSM contracts with certain service providers coupled with CDMA network upgrades, which was partially offset by increased competition and reductions in capital spending for Optical Networks products in the region.

Q2 2004 vs. Q1 2004

Our consolidated revenues increased 6% in the second quarter of 2004 compared to the first quarter of 2004 primarily due to an increase in Wireless Networks revenues and Enterprise Networks revenues. Wireless Networks results improved as a result of network upgrades executed by certain key customers and as migration from older to newer technology continued. Enterprise Networks revenues increased in the second quarter due to a significant increase in the circuit and packet voice portion segment as customers continued to migrate towards converged packet voice solutions.

From a geographic perspective, the 6% increase in revenues in the second quarter of 2004 compared to the first quarter of 2004 was primarily due to a:

•	9% increase in revenues in the U.S., 8% increase in EMEA and 22% increase in CALA primarily due new contracts with certain service provider customers and the upgrading of CDMA networks to higher data speeds and GSM network expansion that has been tied to increased subscriber demand. The increase was partially offset by continued capital spending restrictions experienced by wireline service providers; partially offset by
•	5% decrease in revenues in Asia Pacific primarily due to completion of network projects and slower build-out of new networks partially offset by 2002 sales that had been deferred as a result of liquidated damages and right of return provisions; and
•	11% decrease in revenues in Canada primarily due to completion of network projects and slower build-out of new networks.

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

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

Q2 2004 vs. Q2 2003

Wireless Networks revenues increased 32% in the second quarter of 2004 compared to the second quarter of 2003 due to increased spending by our wireless service provider customers on our UMTS, GSM and CDMA technologies. We benefited from new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

CDMA revenues increased significantly in the second quarter of 2004 compared to the second quarter of 2003 due to a substantial increase in the U.S., CALA and EMEA. The substantial increase in the U.S. was primarily a result of our customers upgrading and expanding their existing networks to accommodate higher data speeds. The substantial increase in CALA and EMEA was primarily due to new contracts with certain service provider customers and other customers expanding their existing networks to meet increased subscriber demand. These increases in revenues were partially offset by substantial revenue declines in Canada and Asia Pacific primarily due to the completion of key customer network deployments during the first half of 2003.

Time Division Multiple Access, or TDMA, revenues declined substantially in the second quarter of 2004 compared to the second quarter of 2003 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers across all regions continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the second quarter of 2004, TDMA revenues accounted for less than 2% of total Wireless Networks revenues compared to 7% in the second quarter of 2003.

GSM revenues increased substantially in the second quarter of 2004 compared to the second quarter of 2003. The substantial increase was due to substantial increased revenues across all regions primarily related to accelerated network expansions with certain service providers to meet increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks.

UMTS revenues increased substantially in the second quarter of 2004 compared to the second quarter of 2003 primarily due to increased subscriber demand, new contracts with certain service provider customers and continued transition to this next generation technology in EMEA and the U.S.

From a geographic perspective, the 32% increase in Wireless Networks revenues in the second quarter of 2004 compared to the same period in 2003 was primarily due to a 35% increase in revenues in the U.S., a 63% increase in revenues in EMEA and a 36% increase in revenues in CALA primarily due to new contracts with certain service provider customers and other customers expanding or enhancing their existing networks to meet increased subscriber demand and in the U.S., customers expanding and upgrading their existing networks to accommodate higher data speeds.

First half 2004 vs. first half 2003

Wireless Networks revenues increased 36% in the first half of 2004 compared to the first half of 2003 due to increased spending by our wireless service provider customers on our CDMA, GSM and UMTS technologies as a result of new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

CDMA revenues increased significantly in the first half of 2004 compared to the first half of 2003 due to substantial increases in the U.S. and CALA. The substantial increases in the U.S. and CALA were primarily due to new contracts with certain service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand. These increases in revenues were partially offset by a substantial decline in CDMA revenue in Canada primarily due to the completion of certain customer network deployments during the first half of 2003.

TDMA revenues declined substantially in the first half of 2004 compared to the first half of 2003 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers across all regions continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In the first half of 2004, TDMA revenues accounted for less than 2% of total Wireless Networks revenues compared to 8% in the first half of 2003.

GSM revenues increased substantially in the first half of 2004 compared to the first half of 2003. The substantial increase was due to substantial increased revenues across all regions primarily related to accelerated network expansions with certain service providers to meet increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks.

UMTS revenues increased substantially in the first half of 2004 compared to the first half of 2003 primarily due to increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to this next generation technology.

From a geographic perspective, the 36% increase in Wireless Networks revenues in the first half of 2004 compared to the same period in 2003 was primarily due to a 32% increase in revenues in the U.S., a 52% increase in revenues in EMEA, a 47% increase in Asia Pacific, a 34% increase in revenues in Canada, and a 17% increase in CALA primarily due to new contracts with certain service provider customers and other customers expanding or enhancing their existing networks to meet increased subscriber demand and in the U.S., customers expanding and upgrading their existing networks to accommodate higher data speeds.

Q2 2004 vs. Q1 2004

Wireless Networks revenues increased 5% in the second quarter of 2004 compared to the first quarter of 2004 due to an increase in GSM revenues. The increase for GSM was primarily due to increased customer spending on network enhancements and strong subscriber growth in certain markets.

From a geographic perspective, the 5% increase in Wireless Networks revenues in the second quarter of 2004 compared to the first quarter in 2004 was primarily due to a 10% increase in revenues in the U.S., a 14% increase in revenues in EMEA, and a 40% increase in revenues in CALA, partially offset by a 28% decrease in revenues in Asia Pacific and a 28% decrease in revenues in Canada. The decreases in Canada and Asia Pacific were mainly related to completion of network projects and slower build-out of new networks. The increases in the U.S., EMEA and CALA are primarily due to new contracts with certain service provider customers and other customers expanding or enhancing their existing networks to meet increased subscriber demand and in the U.S., customers expanding and upgrading their existing networks to accommodate higher data speeds.

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

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

Q2 2004 vs. Q2 2003

Enterprise Networks revenues increased 11% in the second quarter of 2004 compared to the second quarter of 2003 due to a substantial increase in the circuit and packet voice portion of this segment partially offset by a decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased substantially in the second quarter of 2004 compared to the same period in 2003. The substantial increase is primarily due to the substantial increase in revenues associated with our converged internet protocol, or IP, telephony solutions as customers continued to migrate towards converged packet voice solutions. Our traditional circuit switching revenue increased slightly as we experienced an increase in volume with certain of our large U.S. channel partners during the second quarter of 2004.

Revenues associated with the data networking and security portion of this segment decreased in the second quarter of 2004 compared to the second quarter of 2003. The decrease to revenue was primarily due to pricing pressures driven by increased competition and a decrease in volume of certain of our largest channel partners.

From a geographic perspective, the 11% increase in Enterprise Networks revenues in the second quarter of 2004 compared to the same period in 2003 was primarily due to a 16% increase in revenues in the U.S., a 5% increase in revenues in EMEA and a 38% increase in revenues in CALA. The increases were primarily due to an increase in volume of certain of our largest U.S. channel partners partially offset by pricing and competitive pressures on certain of our data products. The increase is also due to revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

First half 2004 vs. first half 2003

Enterprise Networks revenues was essentially flat in the first half of 2004 compared to the first half of 2003 due to a significant increase in the circuit and packet voice portion of this segment partially offset by a significant decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased significantly in the first half of 2004 compared to the same period in 2003. We experienced a reduction in revenues associated with our traditional circuit switching products primarily due to a decline in volume with certain of our large U.S. channel partners. As IP telephony continues to grow in acceptance, we continue to experience revenue declines in our traditional circuit switching. However, these declines were more than offset by a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in the first half of 2004 compared to the same period in 2003. The significant decrease in revenues was primarily due to a decline in sales of our legacy routing portfolio and associated declines in new service contracts and service contract renewals. We also experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. These declines were partially offset by growth from improved market penetration of certain new products.

From a geographic perspective, Enterprise Networks revenues was essentially flat in the first half of 2004 compared to the first half of 2003 primarily due to an 4% increase in the U.S. and a 20% increase in CALA partially offset by a 9% decline in Asia Pacific and a 3% decline in EMEA. The increases in the U.S. and CALA were primarily due to an increase in volume of certain of our largest U.S. channel partners partially offset by pricing and competitive pressures on certain of our data products. The increase is also due to revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions. The declines in Asia Pacific and EMEA were primarily due to pricing and competitive pressures on certain data networking products, continuing economic uncertainty in the EMEA region and a reduction in our traditional circuit switching products.

Q2 2004 vs. Q1 2004

Enterprise Networks revenues increased 8% in the second quarter of 2004 compared to the first quarter of 2004 due to a significant increase in the circuit and packet voice portion of this segment and an increase in the data networking and security portion of this segment.

Revenues associated with the circuit and packet voice portion of this segment increased significantly as customers continued to migrate towards converged packet voice solutions. The increase was primarily due to an increase in volume with certain of our large U.S. channel partners as well as U.S. federal government sales, which were down in the first quarter of 2004 due to seasonal declines.

Revenues associated with the data networking and security portion of this segment increased in the second quarter of 2004 compared to the first quarter of 2004 primarily due to an increase in volume of certain of our largest channel partners.

From a geographic perspective, the 8% increase in Enterprise Networks revenues in the second quarter of 2004 compared to the first quarter of 2004 was primarily due to a 12% increase in the U.S., an 18% increase in Asia Pacific and a 4% increase in EMEA. The increases are primarily due to an increase in volume of certain of our largest U.S. channel partners partially offset by competitive pressures on certain of our data products. The increase is also due to revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

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

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

Q2 2004 vs. Q2 2003

Wireline Networks revenues declined 10% in the second quarter of 2004 compared to the second quarter of 2003 due to a decline in the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment decreased in the second quarter of 2004 compared to the second quarter of 2003 primarily due to a significant decline in our traditional circuit switching product revenues. The significant decline in our circuit switching product revenues was primarily due to the continued capital spending restrictions experienced by our U.S. service provider customers and also uncertainty related to the impact of the Federal Communications Commission, or FCC, decision regarding regulation of the availability of unbundled network elements, or UNEs, released on August 21, 2003 and subsequent judicial review and FCC reconsideration of the decision. The significant decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions as customers transitioned to these products from our traditional circuit switching products.

Revenues from the data networking and security portion of this segment decreased significantly in the second quarter of 2004 compared to the second quarter of 2003 primarily due to a substantial decline in EMEA as we experienced a decline in demand for our mature products primarily due to the continued capital spending restrictions experienced by our service provider customers.

From a geographic perspective, the 10% decline in Wireline Networks revenues in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to a:

•	20% decline in revenues in EMEA primarily due to a decline in demand for our mature products primarily due to the ongoing industry adjustment as service providers continued to reduce their capital expenditures; and
•	12% decline in revenues in the U.S. primarily due to the continued impact of capital spending restrictions experienced by our service provider customers; partially offset by
•	60% increase in revenues in CALA primarily due to demand for next generation packet voice solutions.

First half 2004 vs. first half 2003

Wireline Networks revenues declined 13% in the first half of 2004 compared to the first half of 2003 due to a decline in the circuit and packet voice portion of this segment and a significant decline in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment decreased in the first half of 2004 compared to the first half of 2003 primarily due to a significant decline in our traditional circuit switching product revenues. The significant decline was primarily due to the continued impact of capital spending restrictions experienced by our U.S. service provider customers and the uncertainty related to the impact of the FCC decision regarding UNEs. The significant decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions as customers transitioned from our traditional circuit switching products.

Revenues from the data networking and security portion of this segment decreased significantly in the first half of 2004 compared to the first half of 2003 primarily due to substantial declines in the U.S., Canada and EMEA. In these regions, we experienced a decline in demand for our mature products primarily due to the continued capital spending restrictions experienced by our service provider customers.

From a geographic perspective, the 13% decline in Wireline Networks revenues in the first half of 2004 compared to the first half of 2003 was primarily due to a:

•	18% decline in revenues in the U.S. primarily due to the continued impact of capital spending restrictions experienced by our service provider customers; and
•	15% decline in revenues in EMEA primarily due to a decline in demand for our mature products primarily due to the ongoing industry adjustment as service providers continued to reduce their capital expenditures.

Q2 2004 vs. Q1 2004

Wireline Networks revenues were essentially flat in the second quarter of 2004 compared to the first quarter of 2004 due to a decrease in the circuit and packet voice portion of this segment almost completely offset by a significant increase in the data networking and security portion of this segment.

From a geographic perspective, Wireline Networks revenues were essentially flat in the second quarter of 2004 compared to the first quarter of 2004 primarily due to a 1% decline in the U.S. and 4% decline in CALA partially offset by a 10% increase in Canada, a 2% increase in EMEA, and a 5% increase in Asia Pacific.

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

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

Q2 2004 vs. Q2 2003 and first half 2004 vs first half 2003

Optical Networks revenues declined 3% in the second quarter of 2004 compared to the second quarter of 2003 and declined 13% in the first half of 2004 compared to the first half of 2003.

Revenues in the long-haul portion of this segment declined substantially in the second quarter of 2004 compared to the second quarter of 2003 and in the first half of 2004 compared to the first half of 2003. The substantial decline was primarily due to continued capital spending restrictions in U.S. and Asia Pacific as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures across all regions.

Revenues in the metro optical portion of this segment increased substantially in the second quarter of 2004 compared to the second quarter of 2003 and in the first half of 2004 compared to the first half of 2003. The substantial increase in revenues was primarily due to certain service provider customers upgrading and expanding their existing networks.

From a geographic perspective, the 3% decline in Optical Networks revenues in the second quarter of 2004 compared to the same period in 2003 was primarily due to a:

•	18% decline in revenues in the U.S. primarily related to the completion of certain long-haul network build-outs and other one-time shipments to certain customers in 2003; partially offset by
•	50% increase in revenues in Canada and an 11% increase in revenues in EMEA primarily related to certain service provider customers upgrading and expanding their regional networks.

From a geographic perspective, the 13% decline in Optical Networks revenues in the first half of 2004 compared to the first half of 2003 was primarily due to a:

•	29% decline in revenues in Asia Pacific primarily due to increased competition and reductions in capital spending for optical products; and
•	6% decline in revenues in the U.S. and a 9% decline in EMEA primarily related to the completion of certain long-haul network build-outs and other one-time shipments to certain customers in 2003.

Q2 2004 vs. Q1 2004

Optical Networks revenues increased 14% in the second quarter of 2004 compared to the first quarter of 2004. The significant increase was primarily the result of a certain service provider customer upgrading and expanding their existing networks and deferred revenue that was recognized in Asia Pacific related to liquidated damages and right of return on sales of equipment that were manufactured in the second quarter of 2002. Shipments related to previously established North American partnership agreements also contributed to the sales growth.

From a geographic perspective, the 14% increase in Optical Networks revenues in the second quarter of 2004 compared to the first quarter of 2004 was primarily due to a 52% increase in Asia Pacific. The increase in Asia Pacific was primarily due to the recognition of revenue in the second quarter of 2004 related to 2002 sales that had been deferred as a result of liquidated damages and right of return provisions.

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

Gross profit and gross margin

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	Change	% Change	2004	2003	Change	% Change

Gross profit	$1,052	$881	$171	19	$2,124	$1,788	$336	19
Gross margin	40.6%	38.5%	2.1 pts		42.2%	39.0%	3.2 pts

Gross margin improved 2.1 percentage points in the second quarter of 2004 compared to the second quarter of 2003 and improved 3.2 percentage points for the first half of 2004 compared to the first half of 2003 primarily due to:

•	continued improvements in our cost structure primarily as a result of favorable supplier pricing; partially offset by
•	changes in product mix mainly related to decreased volumes of certain products with higher margins; and
•	pricing pressures on certain of our products.

While we cannot predict the extent to which changes in product mix and pricing pressures will impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable material pricing. Considering the impacts of our strategic plan described under “Business overview — Our strategic plan and outlook” and the higher costs associated with initial customer deployments in emerging markets, we expect that gross margin will trend in the range of 40% to 44% through 2005. See “Risk factors/ forward looking statements” for factors that may affect our gross margins.

Segment gross profit and gross margin

Wireless Networks

Wireless Networks gross margin decreased by approximately 4 percentage points in the second quarter of 2004 compared to the second quarter of 2003 and was essentially flat in the first half of 2004 compared to the same period in 2003 primarily due to:

•	reductions in the selling price of certain products as a result of increased competition for service provider customers;
•	changes in product mix mainly related to decreased volumes of certain products with higher margins; and
•	an increase in contract-related costs including customer trials.

Enterprise Networks

Enterprise Networks gross margin improved by approximately 5 percentage points in the second quarter of 2004 compared to the second quarter of 2003 and improved by approximately 2 percentage points in the first half of 2004 compared to the same period in 2003 primarily due to:

•	improvements in our product costs primarily as a result of favorable material pricing; and
•	reductions in other operations related costs including customer service and warranty costs; partially offset by
•	reductions in the selling price of certain of our products in 2003 as a result of increased competition for enterprise customers.

Wireline Networks

Wireline Networks gross margin decreased by approximately 5 percentage points in the second quarter of 2004 compared to the second quarter of 2003 and decreased by approximately 1 percentage point in the first half of 2004 compared to the same period in 2003 primarily due to changes in product mix mainly related to decreased volumes of certain products with higher margins.

Optical Networks

Optical Networks gross margin improved by approximately 24 percentage points in the second quarter of 2004 compared to the second quarter of 2003 and improved by approximately 13 percentage points in the first half of 2004 compared to the same period in 2003 primarily due to:

•	increased volume of higher margin sales contracts;
•	continued cost reduction on our current generation products in both the long-haul portion and metro optical portion of this segment; and
•	reductions in operations related costs, primarily in the U.S. and EMEA; partially offset by
•	continued pricing pressures on the sale of certain products.

Operating expenses

Selling, general and administrative expense

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

SG&A expense	$538	$439	$99	23	$1,076	$929	$147	16
As % of revenues	20.8%	19.2%	1.6 pts		21.4%	20.3%	1.1 pts

SG&A expense increased $99 in the second quarter of 2004 compared to the second quarter of 2003 and $147 in the first half of 2004 compared to the first half of 2003 primarily due to:

•	an increase in expense related to our stock-based compensation plans, including restricted stock unit and stock option programs;
•	net trade and customer financing receivable recoveries of $1 in the second quarter of 2004 compared to a recovery of $81 in the second quarter of 2003. Recoveries were higher in 2003 as a result of favorable settlements related to the sale or restructuring of various receivables and net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery;
•	costs related to our restatement activities of approximately $29 in the first half of 2004; and
•	significant unfavorable foreign exchange impacts associated with the Canadian dollar, euro and British pound.

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

Segment selling, general and administrative expense

Wireless Networks

Wireless Networks SG&A expense increased substantially in both the second quarter of 2004 compared to the second quarter of 2003 and the first half of 2004 compared to the first half of 2003 primarily due to:

•	increases in employee related expenses;
•	net trade and customer financing receivable recoveries in 2003 not repeated in 2004; and
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar and euro.

Enterprise Networks

Enterprise Networks SG&A expense increased in the second quarter of 2004 compared to the second quarter of 2003 and increased slightly in the first half of 2004 compared to the same period in 2003 primarily due to:

•	significant unfavorable foreign exchange impacts associated with the Canadian dollar, euro and British pound;
•	increases in sales and marketing expenses; and
•	increases in employee related expenses.

Wireline Networks

Wireline Networks SG&A expense increased in the second quarter of 2004 compared to the second quarter of 2003 and increased slightly in the first half of 2004 compared to the same period in 2003 primarily due to:

•	significant unfavorable foreign exchange impacts associated with the Canadian dollar, euro and British pound;
•	increases in employee related expenses; and
•	planned investment in strategic businesses.

Optical Networks

Optical Networks SG&A expense decreased slightly in the second quarter of 2004 compared to the second quarter of 2003 and decreased in the first half of 2004 compared to the same period in 2003. These reductions were primarily due to the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.

Research and development expense

	For the three months ended June 30,					For the six months ended June 30,
	2004	2003	$ Change		% Change	2004	2003	$ Change		% Change

R&D expense	$489	$501	$(12)		(2)	$955	$978	$(23)		(2)
As % of revenues	18.9%	21.9%	(3.0 pts	)		19.0%	21.3%	(2.3 pts	)

R&D expense decreased by 3.0 percentage points in the first quarter of 2004 and decreased by 2.3 percentage points in the first half of 2004 compared to the same periods in 2003 primarily due to the continued impact of our workforce reductions partially offset by unfavorable foreign exchange impacts.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. We maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. As a result, our R&D expense as a percentage of our consolidated revenues decreased slightly to 18.9% in the second quarter of 2004 compared to 21.9% in the second quarter of 2003 and 19.0% in the first half of 2004 compared to 21.3% in the first half of 2003.

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

Segment research and development expense

Wireless Networks

Wireless Networks R&D expense increased in the second quarter of 2004 compared to the second quarter of 2003 and increased slightly in the first half of 2004 compared to the first half of 2003 primarily due to:

•	continued investment in the development of new CDMA products;

•	acceleration of programs to increase the feature content in GSM product offering; and
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar and euro.

Enterprise Networks

Enterprise Networks R&D expense decreased in the second quarter of 2004 compared to the second quarter of 2003 and in the first half of 2004 compared to the first half of 2003 primarily due to:

•	effectively prioritizing investment in data products and increased outsourcing activity; partially offset by
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar; and
•	acceleration of IP portfolio R&D programs.

Wireline Networks

Wireline Networks R&D expense increased in the second quarter of 2004 compared to the second quarter of 2003 and in the first half of 2004 compared to the first half of 2003 primarily due to:

•	continued investment in the development of new voice and data products;
•	accelerated development of certain new products; and
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar.

Optical Networks

Optical Networks R&D expense decreased substantially in the second quarter of 2004 compared to the second quarter of 2003 and in the first half of 2004 compared to the first half of 2003 primarily due to

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	unfavorable foreign exchange rate impacts associated with the Canadian dollar.

Segment Management EBT

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Wireless Networks	$168	$112	$56	50	$389	$162	$227	140
Enterprise Networks	31	(11)	42	382	56	35	21	60
Wireline Networks	(11)	56	(67)	(120)	(16)	94	(110)	(117)
Optical Networks	(34)	(107)	73	68	(87)	(159)	72	45
Other	(173)	(92)	(81)	(88)	(244)	(211)	(33)	(16)

Total	$(19)	$(42)	$23	55	$98	$(79)	$177	224

The changes in segment Management EBT are a result of the gross margin, SG&A expense and R&D expense changes discussed above. See “Segment information” in note 5 of the accompanying unaudited consolidated financial statements for a reconciliation of segment Management EBT to net earnings (loss) from continuing operations.

Special charges

During the three and six months ended June 30, 2004, we continued to implement our restructuring work plan initiated in 2001. In addition, as described below, certain exit activities initiated in 2003 were continued. Special charges recorded from January 1, 2004 to June 30, 2004 were as follows:

		Contract
		settlement
	Workforce	and lease
	reduction	costs	Total

Provision balance as of December 31, 2003 (a)	$64	$455	$519
Special charges:
For the three months ended March 31, 2004	6	–	6
For the three months ended June 30, 2004	–	–	–
Revisions to prior accruals:
For the three months ended March 31, 2004	–	1	1
For the three months ended June 30, 2004	–	(1)	(1)
Cumulative provision (drawdowns) adjustments in 2004:
Cash drawdowns	(39)	(100)	(139)
Non-cash drawdowns	–	–	–
Foreign exchange and other adjustments	–	6	6

Provision balance as of June 30, 2004 (a)	$31	$361	$392

(a)	As of June 30, 2004 and December 31, 2003, the short-term provision balance was $124 and $205, respectively, and the long-term provision balance was $268 and $314, respectively, (which was included in long-term provisions, as a component of other liabilities).

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

We recorded special charges of $(1) and $6, in the second quarter and first half of 2004 respectively, which included revisions of $(1) and nil respectively, related to prior accruals.

In the first half of 2004, we recorded special charges of $6 related to our continued restructuring work plan. No new charges related to our continued restructuring work plan were incurred in the second quarter of 2004. Our workforce reduction provision balance was drawn down by cash payments of $39. The remaining provision is expected to be substantially drawn down by the end of 2004.

No new contract settlement and lease costs were incurred during for the three months and six months ended June 30, 2004. During the six months ended June 30, 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $100. The remaining provision, net of approximately $307 in estimated sublease revenue, is expected to be substantially drawn down by the end of 2013.

On December 31, 2003, our workforce was 35,160. In 2004 and into 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a strategic plan that includes a work plan involving focused workforce reductions and a voluntary retirement program relating in the aggregate of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Expected cash costs in connection with this work plan are approximately $430. See “Business overview — Our strategic plan and outlook”.

For additional information on expected future cash outflows related to special charges, see “Liquidity and capital resources — Uses of liquidity”. For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying unaudited consolidated financial statements.

Gain (loss) on sale of businesses and assets

Gain on sale of businesses and assets were $75 in the second quarter of 2004 and were $75 in the first half of 2004 primarily related to the sale of certain assets in CALA compared to a loss on sale of businesses and assets of $13 and $12, respectively, for the same periods in 2003.

For additional information relating to these asset sales, see “Divestitures” in note 9 of the accompanying unaudited financial statements.

Other income (expense) — net

In the first half of 2004, other income — net was $74 which primarily included:

•	gain of $18 related to the sale of our remaining 7 million common shares of Entrust;
•	interest income of $30 and dividend income of $9 on our short-term investments;
•	$11 related to the gain on prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units; and
•	gain of $13 related to the sale of Arris Group, Inc., or Arris Group, shares. For additional information on our investment in Arris Group see “Results of operations — discontinued operations”; partially offset by
•	loss of $18 related to changes in fair value of derivative financial instruments.

In the first half of 2003, other income — net was $152, which primarily included:

•	interest income of $38 and dividend income of $10 on our short-term investments;
•	foreign exchange gains of $95 primarily related to day-to-day transactional activities; and
•	a payment of $25 received from a settlement related to intellectual property use; partially offset by
•	adjustments to various sales tax reserves of $19.

Interest expense

Interest expense decreased $1 in the second quarter of 2004 and decreased $2 in the first half of 2004 compared to the same periods in 2003 primarily due to a reduction in the outstanding balances of our notes payable and long-term debt.

Our quarterly interest expense in the first quarter of 2004 and the second quarter of 2004 was $32 and $28 respectively. We expect that the quarterly interest expense for the remainder of 2004 will remain at similar levels.

Income tax benefit (expense)

In the first half of 2004, we recorded a tax benefit of $2 on pre-tax earnings from continuing operations before minority interests and equity in net loss of associated companies of $171. This tax benefit resulted from the settlement of certain tax audits partially offset by the draw down of our deferred tax assets and current income tax provisions in certain taxable jurisdictions and various corporate minimum related income taxes.

As of June 30, 2004, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Our valuation allowance is primarily attributed to ongoing industry concerns. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual cash results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting estimates — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under our “Results of operations — continuing operations”, net earnings from continuing operations was $48 in the second quarter of 2004 and was $164 in the first half of 2004. This amount represented an improvement of $80 and $369, respectively, compared to our net loss from continuing operations of $32 and $205, respectively, in the second quarter of 2003 and the first half of 2003.

Results of operations — discontinued operations

As of December 31, 2003, we had substantially completed the wind-down of our access solutions operations.

In the first half of 2004, there was almost no activity in discontinued operations and we recorded net earnings from discontinued operations (net of tax) of $7 in the six months ended June 30, 2004.

In the first half of 2003, we recorded $125 in net earnings from discontinued operations (net of tax) primarily related to the following activity:

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

Liquidity and capital resources

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of June 30:

	June 30,
	2004	2003

Net cash from (used in) operating activities of continuing operations	$(210)	$151
Net cash from (used in) investing activities of continuing operations	34	(37)
Net cash from (used in) financing activities of continuing operations	(107)	(131)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	78

Net cash from (used in) continuing operations	(292)	61
Net cash from (used in) discontinued operations	11	324

Net increase (decrease) in cash and cash equivalents	(281)	385
Cash and cash equivalents at beginning of period	3,928	3,742

Cash and cash equivalents at end of period	$3,647	$4,127

As of June 30, 2004, our primary source of liquidity was our cash. As of June 30, 2004, we had cash of $3,647 excluding $52 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with the strategic plan (see “Business overview — Our strategic plan and outlook”), manage our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently our ability is limited due to the impact of the delay in filing the Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations including those related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.

In the first half of 2004, our cash flows used in operating activities were $210 due to net earnings from continuing operations of $164, less net adjustments of $21 for non-cash and other items and less an adjustment of $353 related to the net change in our operating assets and liabilities. The use of cash of $353 resulting from the change in our operating assets and liabilities was primarily due to:

•	cash of $10 due to decrease in restricted cash;
•	net cash of $60 from accounts receivable related primarily to an increase in collections in the first half of 2004 as a result of the increase in revenues in the first half of 2004 compared to the first half of 2003; more than offset by
•	$90 primarily related to product shipments not exceeding additions to inventories during the first half of 2004;
•	use of cash of $36 related to income taxes;
•	$139 in restructuring related cash outflows; and
•	a net decrease of $158 related to accounts payable and accrued liabilities and other operating assets and liabilities.

The net decrease of $158 related to accounts payable and accrued liabilities and other operating assets and liabilities was mainly a result of:

•	payments related to our employee bonus plans;
•	payments related to our stock-based compensation plans, including restricted stock unit programs;
•	payments of certain contract manufacturer and supplier accruals;
•	settlement of certain obligations related to our internal information systems infrastructure;
•	activities associated with our outsourcing contracts;
•	reduction of certain customer contract settlement costs;
•	an increase in accounts payable of approximately $36 due to increased diligence in paying suppliers in accordance with supply management minimum terms; and
•	the proportionate decrease in these assets and liabilities as a result of the decline in the size of our business.

As a result of previously incurred tax losses and tax credits, we do not expect that we will have to make significant cash income tax payments for the foreseeable future.

Cash flows from investing activities were $34 and were primarily due to proceeds of $132 from the sale of certain investments and businesses which we no longer considered strategic including $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust partially offset by an increase of $102 in expenditures for plant and equipment. Also, we recorded proceeds of $10 primarily from the sale of plant and equipment in the U.S. These amounts were partially offset by $6 associated with acquisitions of certain investments and businesses.

Cash flows used in financing activities were $107 and were primarily due to $98 used to reduce our long-term debt, a repayment of capital leases payable of $8, and dividends of $16 paid by us related to our outstanding preferred shares partially offset by an increase of our notes payable by a net of $15. The reduction of our long-term debt is primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S.

In the first half of 2004, our cash decreased $9 due to unfavorable effects of changes in foreign exchange rates. The decrease was primarily a result of unfavorable changes of approximately $13 in the euro and Australian dollar partially offset by a favorable change of approximately $8 in the British pound.

Also in the first half of 2004, our discontinued operations generated net cash of $11 related to the continued wind down of our discontinued operations.

Uses of liquidity

As of June 30, 2004, our cash requirements for the next 12 months are primarily to fund:

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

Contractual cash obligations

Our contractual cash obligations for long-term debt, purchase obligations, operating leases, outsourcing contracts, obligations under special charges, pension, post-retirement and post-employment obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2004 from the amounts disclosed as of December 31, 2003 in our 2003 Annual Report.

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

	June 30,	December 31,
	2004	2003

Drawn and outstanding — gross	$369	$401
Provisions for doubtful accounts	(278)	(281)

Drawn and outstanding — net(a)	91	120
Undrawn commitments	65	180

Total customer financing	$156	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

In the first half of 2004 and 2003, we entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $15 and $210, respectively, to settle outstanding receivables with a net carrying value of approximately $14 and $117, respectively.

During the first half of 2004 and 2003, we reduced undrawn customer financing commitments by $115 and $131, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans.

On January 8, 2004, we renegotiated an agreement with a certain customer which reduced our aggregate undrawn customer financing commitments from $180 to $69.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. We cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments. We are currently directly supporting most outstanding balances and expect to initially fund any future commitments in the normal course of business from our working capital. We expect to fund substantially all of our current remaining undrawn commitments in 2004 or 2005. However, we also expect that we will be able to arrange for third party lenders to assume these obligations in the same timeframe. At the end of the first half of 2004, all undrawn commitments were available for funding under the terms of the financing agreements.

Discontinued operations

As of June 30, 2004, accruals related to our discontinued access solutions operations totaled $4 and were related to future contractual obligations and estimated liabilities during the planned period of disposition. The remaining accruals are expected to be substantially drawn down by cash payments by the end of 2005.

For additional information related to our discontinued operations, see “Discontinued operations” in note 17 of the accompanying unaudited consolidated financial statements.

Sources of liquidity

Credit facilities

Until April 28, 2004, we had $750 in undrawn credit under the Five Year Facilities scheduled to expire in April 2005. These credit facilities were entered into on April 12, 2000 by us and NNI and permitted borrowings for general corporate purposes. The Five Year Facilities contained a financial covenant requiring that our consolidated tangible net worth be not less than $1,888 at any time. On April 28, 2004, we notified the lenders under the Five Year Facilities that we were terminating these facilities. Due to our failure to file our 2003 Annual Report on Form 10-K by April 29, 2004, the banks, under the Five Year Facilities, would have otherwise been permitted to, upon 30 days notice, terminate their commitments under the Five Year Facilities. Upon termination, we were in compliance with that financial covenant and the Five Year Facilities were undrawn. For additional information relating to the Five Year Facilities and the impact of the termination of these facilities under the related security agreements, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements” and “Risk factors/forward looking statements”.

Available support facility

On February 14, 2003, we entered into the EDC Support Facility. As of June 30, 2004, the facility provided for up to $750 in support including:

•	$300 of uncommitted revolving support for performance bonds or similar instruments, of which $205 was utilized;
•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and
•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $183 was utilized.

For additional information related to the EDC Support Facility subsequent to June 30, 2004 and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/ forward looking statements”.

On March 29, 2004, we and EDC amended the EDC Support Facility to provide that EDC may suspend its obligation to issue us any additional support if events occur that would have a material adverse effect on our business, financial position or results of operation. As a result of an amendment on December 10, 2004, the EDC Support Facility will expire on December 31, 2006.

The EDC Support Facility does not materially restrict our ability to sell any of our assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. The EDC Support Facility can be suspended or terminated if our senior long-term debt rating by Moody’s has been downgraded to less than B3 or if our debt rating by S&P has been downgraded to less than B–.

As of June 30, 2004, our obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by us and various of our subsidiaries that pledged substantially all of our and NNC’s subsidiaries’ assets in favor of the holders of our public debt securities and the holders of NNC’s 4.25% Convertible Senior Notes. As of June 30, 2004, the security provided under the security agreements was comprised of:

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

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying unaudited consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees as of June 30, 2004, see “Supplemental consolidating financial information” in note 21 of the accompanying unaudited consolidated financial statements. For information related to the security pledged, those subsidiaries providing guarantees and the impact of the termination of the Five Year Facilities on the related security agreements, subsequent to June 30, 2004, see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements”. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/ forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we and NNC filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify for the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include guaranteed debt securities of Nortel Networks Limited. As of June 30, 2004, approximately $1,700 under the shelf registration statement and base shelf prospectus has been utilized. As of June 6, 2004, the Canadian shelf registration expired. Owing to matters described above in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports, we are currently unable to utilize the remaining capacity under the SEC shelf registration statement in its current form. For the same reasons, we are also unable to permit holders of our prepaid forward purchase contracts to exercise certain “early settlement” rights and receive Nortel Networks Corporation common shares in advance of the otherwise applicable August 15, 2005 settlement date. These rights will again become exercisable upon the effectiveness of a registration statement (or a post-effective amendment to the shelf registration statement) filed with the SEC (with respect to the common shares to be delivered) that contains a related current prospectus. Under the terms of the Purchase Contract and Unit Agreement which governs the purchase contracts, we have agreed to use commercially reasonable efforts to have, in effect, a registration statement covering the common shares to be delivered and to provide a prospectus in connection therewith.

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

The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2004	2003

Bid and performance related bonds(a)	$407	$427
Other bonds(b)	54	53

Total bid, performance related and other bonds	$461	$480

(a)	Net of restricted cash and cash equivalents of $3 as of June 30, 2004 and $14 as of December 31, 2003.
(b)	Net of restricted cash and cash equivalents of $29 as of June 30, 2004 and $31 as of December 31, 2003.

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

The EDC Support Facility provides support for certain obligations under bid and performance related bonds and has reduced the requirement to provide cash collateral to support these obligations. As of June 30, 2004, the EDC Support Facility provided for up to $750 in support, of which $300 was uncommitted support for performance bonds of which $205 was utilized as of June 30, 2004. The remainder was uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations of which $183 was utilized as of June 30, 2004. Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility.

In addition to the support facility with EDC, our existing security agreements permit us to secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for additional information in connection with amendments to the EDC Support Facility and developments in connection with the EDC Support Facility and related security agreements subsequent to June 30, 2004.

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

We have conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables and historical payment patterns, expected cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of June 30, 2004, none of these arrangements or interests met the requirements for consolidation under FIN 46R.

Additionally, we have agreed to indemnify our counterparties in receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of June 30, 2004, we had approximately $252 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying unaudited consolidated financial statements with respect to the obligation associated with these guarantees.

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

In the first half of 2004, we did not make any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 12 of the accompanying unaudited consolidated financial statements.

Application of critical accounting estimates

Our accompanying unaudited consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting estimates. The application of these estimates requires us to make subjective and objective judgments.

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

We recorded net receivable recoveries, related to continuing operations, of $3 in the first half of 2004 compared to $97 in the first half of 2003. The receivable provisions recorded in the first half of 2004 and the first half of 2003 primarily related to normal business activity.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	June 30,	December 31,
	2004	2003

Gross accounts receivable	$2,757	$2,853
Provision for doubtful accounts	(175)	(194)

Accounts receivable — net	$2,582	$2,659

Accounts receivable reserves as a percentage of gross accounts receivables	6%	7%

Gross long-term receivables	$389	$386
Provision for doubtful accounts	(298)	(297)

Net long-term receivables	$91	$89

Long-term receivable reserves as a percentage of gross long-term receivables	77%	77%

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

We recorded inventory provisions and other reserves related to our contract manufacturers and suppliers of $997 as of June 30, 2004 and $1,226 as of December 31, 2003. The decrease in inventory provisions and other reserves was primarily due to our inventory levels being better aligned to customer demand. The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	June 30,	December 31,
	2004	2003

Gross inventory	$2,279	$2,416
Inventory provisions	(997)	(1,226)

Net inventory	$1,282	$1,190

Related inventory provisions as a percentage of gross inventory	44%	51%

Other reserves for claims related to our contract manufacturers and suppliers (a)	$(78)	$(120)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.

As of June 30, 2004, our inventory provisions as a percentage of gross inventory was 44%. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was previously provided for.

Customers continued to be cautious with their capital expenditures in 2004. As a result, we will continue to closely monitor our inventory provisions to ensure that they appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Income taxes

Tax asset valuation

Our net deferred tax assets balance, excluding discontinued operations, was $3,517 as of June 30, 2004 and $3,576 as of December 31, 2003. The $59 decrease was primarily due to the drawdown of deferred tax assets in certain jurisdictions and the impact of foreign exchange effects related primarily to the Canadian dollar and the British pound. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

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

In the first half of 2004, our gross income tax valuation allowances decreased to $3,102 as of June 30, 2004 compared to $3,108 as of December 31, 2003. The decrease was primarily due to foreign exchange and a drawdown of the valuation allowance against a portion of the current period earnings offset by certain other adjustments. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of June 30, 2004 were appropriate.

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

Accounting changes and recent accounting pronouncements

Accounting changes

Our unaudited consolidated financial statements are based on the selection and application of U.S. GAAP. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 3 of the accompanying unaudited consolidated financial statements. There were no accounting changes in the first quarter of 2004. In the second quarter of 2004, we adopted FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2004” which resulted in a decrease of $31 in our accrued post-retirement benefit obligation.

The following summarizes the accounting changes that we adopted in the first half of 2003:

•	Stock-based compensation — we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, for companies electing to recognize employee stock-based compensation using the fair value based method. Effective January 1, 2003 we elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $8 and $12 (net of tax of nil) of stock option expense for the three and six months ended June 30, 2003, respectively.
•	Asset retirement obligations — we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS 143, which resulted in an increase to net loss of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on depreciation and accretion expense or basic and diluted earnings (loss) per share.
•	Accounting for certain financial instruments with characteristics of both liabilities and equity — we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which did not have a material impact on our results of operations and financial condition. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Recent accounting pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIM Act, was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position, or FSP, Financial Accounting Standard, or FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, we chose to make the one-time deferral election which remained in effect for our plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Therefore, our post-retirement benefit obligation as of December 31, 2003 and net post-retirement benefit cost for the year ended December 31, 2003 did not reflect the effects of the MPDIM Act on the plans. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP FAS 106-2, was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. We expect to have portions of our post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. We expect that other portions of the plans will not be actuarially equivalent. The financial impact of the federal subsidies was determined by remeasuring our retiree life and medical obligation as of January 1, 2004, as provided under the retroactive application provision of FSP FAS 106-2. The effective date of FSP FAS 106-2 is the first annual or interim period beginning after June 15, 2004, with earlier adoption encouraged. We adopted FSP FAS 106-2 for the three-month period ended June 30, 2004. As a result of adoption, the accrued post-retirement benefit obligation decreased by $31. Net periodic post-retirement benefit costs are expected to decrease by $2 for 2004, as a result of the subsidy.

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ ”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

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

For a discussion of our accounting policies for derivative financial instruments, see “Accounting changes” in note 3(d) of the accompanying unaudited consolidated financial statements. Additional disclosure of our financial instruments is included in “Financial instruments and hedging activities” in note 11 of the accompanying unaudited consolidated financial statements.

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

Upon completion of management’s assessment of our internal control over financial reporting as of December 31, 2004 pursuant to SOX 404, we currently expect to conclude that the first five of these six material weaknesses continue to exist as of December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” in the MD&A and “Controls and Procedures” section of this report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” referred to in the “Controls and Procedures” section of this report, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

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

As a result of the delayed filing of our Reports, we and NNC breached our obligations to deliver the Reports to the trustees under our and NNC’s public debt indentures. While continuing delays in filing certain of our Reports will not result in an automatic event of default and acceleration of the outstanding debt, if holders of 25% of the outstanding principal amount of any relevant series of debt securities provide notice of this non-compliance and we or NNC, as applicable, fail to file and deliver the relevant Report within 90 days after the notice is provided, then the trustee under the indenture or the holders will have the right to accelerate the maturity of the relevant series of debt securities. While such notice could have been given any time after March 30, 2004, neither we nor NNC has received a notice as of the date of this report. If the required percentage of holders under one series of debt securities were to give such a notice and, after the 90 day cure period expired, were to accelerate the maturity of such series of debt securities, then the principal amount of each other series of debt securities could, upon 10 days’ notice, be accelerated without the lapse of an additional 90 day cure period. If an acceleration of our debt securities were to occur, we may be unable to meet our payment obligations.

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

On April 28, 2004, S&P downgraded its ratings of us, including its long-term corporate credit rating from “B” to “B–” and its preferred share rating from “CCC” to “CCC–”. At the same time, it revised its outlook to developing from negative. Moody’s current long-term debt rating for us is “B3” and its preferred share rating is “Caa3”. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. These ratings are below investment grade. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.

As a result of a ratings downgrade in 2002, security agreements became effective under which substantially all of our assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of our U.S. and Canadian subsidiaries, were pledged. In addition, certain of our wholly owned subsidiaries have guaranteed our obligations under the EDC Support Facility and our and NNC’s outstanding debt securities. These agreements will continue to secure the EDC Support Facility and our and NNC’s outstanding public debt until the EDC Support Facility expires, alternative collateral is provided, alternative arrangements are made, or our public debt ratings return to at least BBB (stable outlook) by S&P and Baa2 (stable outlook) by Moody’s. The continued existence of these security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available under the EDC Support Facility if our senior long-term rating by Moody’s is downgraded to less than B3 or if its debt rating by S&P is downgraded to less than B–.

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

In light of the relevance of the findings of the Independent Review to the matters addressed in this Item 4, please see the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report. This Item 4 addresses, among other matters:

•	current management’s conclusions concerning our disclosure controls and procedures as at June 30, 2004 and January 31, 2005 and certain earlier dates (see “Current Management Conclusions Concerning Disclosure Controls and Procedures”);

•	information relating to the First Restatement, including a discussion of material weaknesses in internal control over financial reporting identified at the time of the First Restatement (see “Additional Background — First Restatement”);

•	information relating to the Second Restatement, including a discussion of material weaknesses in internal control over financial reporting identified over the course of the Second Restatement (see “Additional Background — Second Restatement”);

•	the determination of the Audit Committee to review the facts and circumstances leading to the restatement of revenues, as part of the Second Restatement, for specific transactions during the periods 1999 through 2002, with particular emphasis on the underlying conduct that led to the initial recognition of these revenues, which we refer to as the Revenue Independent Review (see “Revenue Independent Review”);

•	the current status of our internal control over financial reporting and expectations as to management conclusions and the independent auditor attestation required to be included in our fiscal year 2004 Annual Report on Form 10-K, or the 2004 Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act (see “Current Status of Material Weaknesses in Internal Control Over Financial Reporting and Expectations as to Required Management Conclusions and Independent Auditor Attestation Pursuant to Section 404 of the Sarbanes-Oxley Act”);

•	remedial measures adopted by the Board of Directors pursuant to the recommendations of WCPHD, and remedial measures identified, developed and begun to be implemented by our current management, including pursuant to recommendations from D&T (see “Remedial Measures”); and

•	changes in internal control over financial reporting (see “Remedial Measures”).

Current Management Conclusions Concerning Disclosure Controls and Procedures

In January 2005, we carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and William R. Kerr, respectively), pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at June 30, 2004 (the end of the period covered by this report) and as at January 31, 2005. The CEO and CFO were appointed to such positions as at April 28, 2004, with the CFO having served in such capacity on an interim basis since March 15, 2004.

In making this evaluation, the CEO and CFO considered, among other matters :

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

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as at June 30, 2004 and January 31, 2005, were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Overall in the Second Restatement, as a result of adjustments to correct errors related to revenue recognition, we increased revenues by an aggregate of $1,491 million in 2001 and $440 million in 2002. We also decreased previously reported revenues for the first three quarters of 2003 by an aggregate of $55 million (including a decrease of $52 million and $133 million for the three and six months ended June 30, 2003, respectively). Most of these adjustments constituted the recognition of revenues that had previously been improperly recognized in prior years and should have been deferred (often over a number of years). This also had the effect of reducing previously reported revenues in 1998, 1999 and 2000 by approximately $158 million, $388 million and $2,833 million, respectively (adjusted from $355 million in 1999 and $2,866 million in 2000, as reported in our 2003 Annual Report). Of these adjustments identified in the Second Restatement, approximately $1,200 million of revenues has been deferred to the fourth quarter of 2003 and to years after 2003, while approximately $250 million of revenues was permanently reversed, as described below.

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

•	Title and delivery — An increase of $1,624 million in 2001 and $211 million in 2002. An increase of $35 million in the six months ended June 30, 2003.

Of this amount, we made adjustments of approximately $870 million in 2001 and $200 million in 2002 to correct errors relating to passage of product title or risk of loss. In the three and six months ended June 30, 2003, we increased revenues by approximately $10 million and $30 million, respectively. Both employee input and our review of the broader original accounting treatment of certain individual contracts identified a specific customer contract as warranting re-examination of the timing of revenue recognition relative to the timing of passage of product title. Following a detailed review, we determined that revenues had been recorded erroneously before title had passed. We also reviewed other similar contracts and determined that corrections were also required where title or risk of loss had not passed. These corrections principally impacted North American contracts in our Optical and Wireline businesses.

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

We also identified errors related to title and delivery issues in connection with arrangements known as “bill and hold” transactions, in which revenue is recognized before actual delivery of the product. Corrections of these errors resulted in the deferral of revenue into later periods, which had the effect of a net increase to revenues of approximately $760 million in 2001 and $10 million in 2002. In the second quarter of 2003, we decreased revenues by approximately $10 million. Our scrutiny of this issue was similarly prompted by employee input. In this situation, we determined that the relevant accounting policy had been incorrectly applied to a number of contracts, and revenues were recognized where the relevant criteria had not been fully met. In reviewing individual contracts, we examined, among other things: whether significant product returns had occurred in later periods, the accounts receivable history, whether better pricing was provided for the particular purchase order to incent a customer to enter into a bill and hold arrangement, whether purchase orders were eventually placed by the customer and whether third-party corroboration was available as to whether the arrangement was at the request of the customer or Nortel Networks. As a result of our consideration of these factors, we deferred all revenues associated with bill and hold arrangements to subsequent periods. We no longer recognize revenue on bill and hold arrangements before delivery occurs and all other criteria of revenue recognition are fully met.

•	Undelivered elements and liquidated damages — A decrease of $190 million in 2001 and an increase of $45 million in 2002. A decrease of $81 million in the three months ended June 30, 2003 and $98 million in the six months ended June 30, 2003.

Another area of review prompted by our review of the broader original accounting treatment of certain individual contracts was related to certain optical product transactions where revenues related to undelivered product elements were erroneously recognized. In these cases, revenues for customer orders were recognized upon delivery of interim product solutions pending the availability of the later generation optical product that the customer had ordered. In this circumstance, revenues for the order should have been deferred until the undelivered element was delivered as we did not have evidence supporting the fair value of the undelivered element. Accordingly, we restated the recorded revenues, deferring recognition to subsequent periods, which had the effect of a net decrease to revenues of approximately $40 million in 2001 and an increase to revenues of approximately $190 million in 2002. In the six months ended June 30, 2003, we increased revenues by approximately $20 million.

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

We also considered revenue recognition policies related to post-contract support, or PCS, with respect to all business lines, and identified certain Enterprise products that presented issues. For these products, we recognized revenues at the time of delivery of the product but before completion of PCS or other future services agreed to in the contract. Because in some cases we did not have vendor specific objective evidence of fair value for those services (for example, where we made available free software upgrades on our website), U.S. GAAP requires the revenues to be recognized over the PCS period. Accordingly, we corrected this error and deferred the revenues to subsequent periods, resulting in a net decrease to revenues of approximately $140 million in 2001 and $155 million in 2002. In the three and six months ended June 30, 2003, we decreased revenues by approximately $80 million and $120 million, respectively).

•	Fixed or determinable fees — An increase of $133 million in 2002 .

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

•	Reseller transactions — An increase of $151 million in 2001.

As a result of employee input, we determined that a certain reseller lacked economic substance apart from Nortel Networks at the time of the relevant transaction. In such a case, we should have deferred revenues and recognized them only upon the reseller’s sale of the products to an end customer. Accordingly, we corrected this error and deferred the revenues to subsequent periods .

•	Reciprocal arrangements — A decrease of approximately $55 million in 2000 and $20 million in 2001.

In our review of a particular contract in connection with other issues described above, we determined that it also involved a reciprocal arrangement with the customer. Instead of recognizing the full amount of revenues we received on the sale of products or services, the amounts we paid the customer under the reciprocal arrangement should have been treated as a reduction of revenues. Through our review of a substantial number of individual contracts, as noted above, we also identified a limited number of other reciprocal arrangements, which were recorded as permanent reductions in revenue .

•	Application of SOP 81-1 — A decrease of approximately $40 million in 2001 and a net increase of approximately $80 million in 2002. An increase of $36 million in the three months ended June 30, 2003 and $18 million in the six months ended June 30, 2003. All of these adjustments relate solely to the application of SOP 81-1 and not also to other revenue recognition items, as was reported in our 2003 Annual Report.

As we continued to review the application of our accounting policies, as well as specific contracts, we discovered errors related principally to the incorrect application of percentage of completion accounting for certain transactions. We corrected these errors, which resulted in both deferrals of revenues to subsequent periods and movement of revenues to earlier periods.

•	Application of accounting for subsequent events — An increase of approximately $70 million in 2002. A decrease of approximately $70 million in the six months ended June 30, 2003.

As we reviewed various transactions, we also considered the impact of subsequent events on the accounting treatment. As a result of this general review, we identified two specific transactions recorded in the first quarter of 2003 that should have been recorded in 2002, and made adjustments to correct these errors.

•	Persuasive evidence of an arrangement — A decrease of $13 million in the three months ended June 30, 2003.

As we reviewed the application of our accounting policies across our geographical regions, we identified a specific transaction in the Asia Pacific region for which revenues were recognized after a notice of award was received but before a contract was executed. Revenues should have been deferred until the contract was executed. We corrected this error, resulting in the deferral of revenue to subsequent periods.

Other accounting practices that management examined and adjusted as part of the Second Restatement included, among other things, the following (as described in more detail below):

•	our foreign exchange accounting, as part of the plan to address the identified material weakness related to foreign currency translation described above;

•	intercompany balances that did not eliminate upon consolidation and related provisions;

•	special charges relating to inventory impairment, contract settlement costs and other charges; and

•	the accounting treatment of certain elements of discontinued operations .

In sum, the key components of the Second Restatement process were as follows :

•	involvement and oversight by current senior finance personnel, with regular communications to the global finance organization to monitor progress and ensure consistency, and open and regular dialogue with our external auditors;

•	maintenance of a restatement database to track issues and adjustments;

•	establishment of a process to evaluate certain provisions and releases that may not have been fully addressed in the First Restatement, including a review of all First Restatement processes, and enhanced balance sheet reviews at the business unit, regional and statutory entity levels;

•	establishment of processes to evaluate certain potential restatement items related to our revenue recognition policies and practices and other accounting issues;

•	validation processes, including detailed review of supporting documentation to ensure adjustments were appropriately substantiated; and

•	identification, development and initial implementation of remedial actions, as further described under “Remedial Measures” below.

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

The principal adjustments for the three and six months ended June 30, 2003 primarily relate to the following matters (each of which reflects a number of related adjustments that have been aggregated for disclosure purposes):

•	Adjustments to revenues and cost of revenues to address various aspects of our revenue recognition policies and practices decreased revenues by a total of $52 million and $133 million for the three and six months ended June 30, 2003, respectively, and increased cost of revenues by $90 million and $154 million for the three and six months ended June 30, 2003, respectively. The revenue matters adjusted are discussed in more detail above under “Second Restatement Process”.

•	Foreign exchange adjustments increased our previously reported pre-tax earnings by $7 million for the three months ended June 30, 2003 and decreased our previously reported pre-tax loss by $97 million for the six months ended June 30, 2003. These adjustments resulted primarily from the re-examination of the determination of the functional currency for certain entities, the incorrect treatment of significant long-term inter-company positions and revaluation errors related to certain foreign denominated customer financing provisions within discontinued operations.

•	Correction of certain inter-company balances that did not properly eliminate upon consolidation and related provisions resulted in a decrease of $15 million to previously reported pre-tax earnings and an increase of $21 million to previously reported pre-tax loss for the three and six months ended June 30, 2003, respectively.

•	Adjustments to previously recorded special charges for restructuring relating to contract settlement costs, including real estate related items, severance and fringe benefit related costs and plant and equipment impairment costs, resulted in a decrease of $21 million and an increase of $8 million to special charges for the three and six months ended June 30, 2003, respectively.

•	Corrections to various accruals, provisions and other transactions, primarily due to the incorrect application of U.S. GAAP to the initial recording of such liabilities, or the failure to subsequently adjust such liabilities in the correct period, resulted in a decrease of $97 million to previously reported pre-tax earnings and an increase of $107 million to previously reported pre-tax loss for the three and six months ended June 30, 2003, respectively.

•	Adjustments to the accounting treatment of certain components of discontinued operations, initially recognized in the second quarter of 2001, resulted in an increase of $6 million (net of tax) to net loss from discontinued operations for the three months ended June 30, 2003 and a decrease of $37 million (net of tax) to net earnings from discontinued operations for the six months ended June 30, 2003.

For additional information concerning the Second Restatement adjustments for the three and six months ended June 30, 2003, see note 2 to the accompanying unaudited consolidated financial statements and “Developments in 2004 — Nortel Networks Audit Committee Independent Review; restatements; related matters” in the MD&A section of this report. For information concerning the Second Restatement adjustments for 2002 and 2001, see the “Controls and Procedures” section in our 2003 Annual Report.

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

Also as a result of the above factors, as well as a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in the telecommunications industry beginning in 2001, we believe that extensive additional efforts over an extended period of time would be required to restate our 1999 and 2000 selected financial data. We also believe that selected financial data for these periods would not be meaningful to investors due to this industry adjustment, which significantly impacted our financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. Given the long delay in filing the Reports, we believed that investor understanding would be better aided by the dedication of our resources to the preparation of the current financial and other information included in this and future reports. As a result, except for the selected balance sheet data as at December 31, 2000, financial data for the years ended December 31, 1999 and 2000 was not restated or presented in the “Selected Financial Data (Unaudited)” section of the 2003 Annual Reports. This omitted data is normally required to be included in an Annual Report on Form 10‑K.

A number of our and NNC’s past filings with the SEC remain subject to ongoing review by the SEC’s Division of Corporation Finance (which could result in the need to amend this or our other filings). In addition, the Second Restatement involved the restatement of our consolidated financial statements for 2001 and 2002 and the first, second and third quarters of 2003. Amendments to our prior filings with the SEC would be required in order for us to be in full compliance with our reporting obligations under the Exchange Act. However, for the same reasons discussed above, we do not believe that it would be feasible for us to amend our 2002 Form 10‑K/A. In addition, we believe that amended disclosure in the 2002 Form 10‑K/A, 2003 Form 10‑Q/As and 2003 Form 10‑Q would in large part repeat the disclosure in the 2003 Annual Reports and this report and expected to be contained in the other 2004 Form 10‑Qs. Accordingly, we do not plan to amend our 2002 Form 10‑K/A, 2003 Form 10‑Q/As or 2003 Form 10‑Q. We believe that we have included in the 2003 Annual Reports and this report all information needed for current investor understanding and will take similar steps in our other 2004 Form 10‑Qs.

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

A class action lawsuit against NNC was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS Uniphase Corporation, or JDS, between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the more than twenty-five purported class action lawsuits subsequent to the February 15, 2005 announcement in which Nortel Networks provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001 (see “Contingencies” in note 18 of the accompanying unaudited consolidated financial statements.) The district court granted NNC’s motion to dismiss the action on the grounds that plaintiffs lacked standing to bring the action, and the Second Circuit Court of Appeals affirmed the dismissal. On January 10, 2005, the U.S. Supreme Court Order denied the plaintiffs appeal, ending the JDS litigation.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Summary statement of terms of initial compensation arrangements related to the president and chief executive officer approved by the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited as of April 29, 2004.

*10.2	Master Facility Agreement dated February 14, 2003, as amended July 10, 2003, between Nortel Networks Limited and Export Development Canada, as amended by a Letter Agreement dated March 29, 2004, and as further amended by a Letter Agreement dated May 28, 2004 (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated May 31, 2004).

10.3	Asset Purchase Agreement dated June 29, 2004 between Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd.

**10.4	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.

**10.5	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.

**10.6	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.

**10.7	Letter Agreement dated June 29, 2004 between Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

  * Incorporated by reference.
** Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

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

Nortel Networks Limited filed a Current Report on Form 8-K dated January 11, 2005 related to a press release announcing the filing of Nortel Networks Corporation’s Annual Report on Form 10-K.

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