Form 10-K
period 2004-12-31
NORTEL NETWORKS LTD
filed 2005-05-02
CIK 1119664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ✓          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓          No

At March 31, 2005, 1,460,978,638 common shares of Nortel Networks Limited were issued and outstanding, all of which were held by Nortel Networks Corporation. The common shares of the registrant are not traded on any stock exchange.

i

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL NETWORKS, NT, the GLOBEMARK and SUCCESSION are trademarks of Nortel Networks.
CDMA2000 is a trademark of the Telecommunications Industry Association.
CDMAONE design mark is a trademark of the CDMA Development Group, Inc.
CINGULAR WIRELESS is a trademark of Cingular Wireless LLC.
ENTRUST is a trademark of Entrust Limited.
MOODY’S is a trademark of Moody’s Investors Service, Inc.
NYSE is a trademark of the New York Stock Exchange, Inc.
RCMP is a trademark of the Royal Canadian Mounted Police.
SAP design mark is a trademark of SAP Aktiengesellschaft.
S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.
AICPA is a trademark of American Institute of Certified Public Accountants.

All other trademarks are the property of their respective owners.

ii

PART I

ITEM 1.	BUSINESS

Overview

Nortel Networks Limited is a recognized leader in delivering communications capabilities that enhance the human experience, ignite and power global commerce, and secure and protect the world’s most critical information. We offer converged multimedia networks that use innovative packet, wireless, voice and optical technologies and are underpinned by high standards of security and reliability. For both service providers and enterprises, these networks help to drive increased profitability and productivity by reducing costs and enabling new business and consumer services opportunities. Our networking solutions consist of hardware, software and services. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of our business has a technology focus and is dedicated to making strategic investments in research and development. This focus forms a core strength and is a factor that we believe differentiates us from many of our competitors. We believe our acknowledged strength is strong customer loyalty as a result of providing value to our customers through high reliability networks, a commitment to ongoing support and an evolution of solutions as technology advancements in the products are made.

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

During 2004, our business was organized into four reportable segments: Wireless Networks; Enterprise Networks; Wireline Networks; and Optical Networks. We refer you to the descriptions of each of these segments below. Effective October 1, 2004, we established a new streamlined organizational structure that included, among other things, combining the businesses of our four reportable segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. We have reviewed the impact of these changes on our reportable segments and concluded that, although certain structural changes were made to reflect this reorganization effective October 1, 2004, we did not meet the accounting criteria to change our reportable segments for the 2004 fiscal year.

These two business organizations include four operating segments. The four operating segments are Carrier Packet Networks, which is substantially an amalgamation of our previous Wireline Networks and Optical Networks businesses; CDMA Networks, which was previously part of Wireless Networks; GSM and UMTS Networks which was also previously part of Wireless Networks; and Enterprise Networks, which remains substantially unchanged from the previous organization. For the first quarter of 2005 these four operating segments will become our reportable segments.

For financial information by reporting segment and product category, see “Segment information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A.

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

Where we say “we”, “us”, “our” or “Nortel”, we mean Nortel Networks Limited or Nortel Networks Limited and its subsidiaries, as applicable. References to “the Company” mean Nortel Networks Limited without its subsidiaries. Where we refer to the “industry”, we mean the telecommunications industry.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge under “Investor Relations” on our website at www.nortel.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this or any other report filed with or furnished to the SEC.

Developments in 2004 and 2005

Business environment

In 2004, there was increased spending in the industry compared to 2003 by both service provider and enterprise customers as certain service provider customers began to expand and upgrade their existing networks, including next generation wireless technologies and Voice over Internet Protocol, or IP, solutions. This increase in industry spending was strongest with the build-out of new technologies in both established and emerging markets and with the build-out of traditional technologies in emerging markets. In 2005, we expect that these trends will continue; however, the rate of increase may be slower.

Although there was increased spending in the industry by both service provider and enterprise customers in 2004, we experienced a decline in revenue compared to 2003. There was decreased spending on our traditional technologies as customers continued to transition to next generation technologies. This decreased spending on traditional technologies outpaced the increased spending on new technologies with many of our customers realigning capital spending with their current levels of earnings in order to maximize their return on invested capital. Also, excess network capacity and competition continued to exist in the industry which led to continued pricing pressures on the sale of certain of our products. However, based on current customer orders in emerging markets, particularly in Asia and the Caribbean and Latin America region, or CALA, increased deployments of Voice over IP and next generation wireless technologies, including Universal Mobile Telecommunications System, or UMTS, we believe that we are well positioned to grow our revenues in 2005. For example, throughout 2004 and into 2005 we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks and new network build outs were started in emerging markets.

In 2005, we expect increased consolidation of certain service providers in the industry, particularly in the U.S. We expect this trend to result in a net reduction in customer spending as these service providers focus on improving the efficiency of their combined networks rather than network expansion. Competition in the industry remains strong and our traditional large competitors, newer competitors, particularly from China and certain smaller niche competitors continue to increase their market share. We and our competitors remain focused on certain key factors such as customer relationships, installed networks, innovative and reliable products, services and price.

For 2005, we expect overall revenue growth over 2004 primarily due to:

•	continued growth in our voice over packet technologies and our third generation wireless technologies;

•	expansion and enhancement of existing networks by our customers due to subscriber growth and competitive pressures;

•	build out of the Bharat Sanchar Nigram Limited, or BSNL, contract in the Asia Pacific region;

•	anticipated growth in our Enterprise Networks business, particularly in our converged networks products;

•	expected continued growth in metro optical and carrier Voice over IP; and

•	expected focus on new product areas, such as, Wireless Local Area Networks, or WLAN, and carrier routing.

Revenue growth generated from spending by our customers in the above areas of our business is expected to be partially offset by revenue declines from customers limiting their investments in mature technologies as they focus on maximizing return on invested capital. In addition, we expect to continue to experience pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers. We also anticipate declines in revenue due to consolidation of service providers which may reduce overall spending on telecom equipment. Further, while customer support generally remains strong, the ongoing restatement activities and the internal restructuring and realignment programs initiated in August 2004 had an adverse impact on business performance in 2004 and will continue to have an adverse impact into 2005.

Nortel Audit Committee Independent Review; restatements; related matters

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

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing our and NNC’s 2003 Annual Reports on Form 10-K for the year ended December 31, 2003, or the 2003 Annual Reports, our and NNC’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Annual Reports, and our and NNC’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, and is expected to result in a delay in filing our and NNC’s Quarterly Reports on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Reports beyond the SEC’s required filing dates. We refer to the 2003 Annual Reports, the 2004 Annual Reports, and the 2004 Quarterly Reports together as the Reports.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. As described in more detail in the “Controls and Procedures” section of this report, in light of the resulting adjustments to revenues previously reported in relevant periods, the Audit Committee is reviewing the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. This review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. See “Risk factors/forward looking statements”.

The key developments in 2004 with respect to the foregoing matters are the following:

•	Over the course of the Second Restatement process, we and our independent auditors identified a number of material weaknesses in our internal control over financial reporting (all but one of which continued to exist as of December 31, 2004). See the “Controls and Procedures” section of this report. Further, in connection with the Independent Review, we terminated for cause (i) our former president and chief executive officer, former chief financial officer and former controller in April 2004 and (ii) seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic areas in August 2004.

•	We are under investigation by the SEC and the Ontario Securities Commission, or OSC, Enforcement Staff and have received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, the Integrated Market Enforcement Team of the Royal Canadian Mounted Police, or RCMP, has advised us that it would be commencing a criminal investigation into Nortel’s financial accounting situation. In addition, numerous class action complaints have been filed against Nortel, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against Nortel. See “Contingencies” in note 20 in the accompanying consolidated financial statements.

•	As a result of the delayed filing of our Reports, we and NNC were not in compliance with our obligations to deliver the Reports under our and NNC’s public debt indentures and were required to seek waivers from Export Development Corporation, or EDC, under the EDC Support Facility. The waivers also applied to certain related breaches under the EDC Support Facility, or the Related Breaches. If we and NNC fail to file the 2005 First Quarter Reports by May 31, 2005, EDC will have the right (absent a further waiver) to terminate the EDC Support Facility, exercise certain rights against collateral or require us to cash collateralize all existing support. In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. With the filing of the 2004 Annual Reports with the SEC and the delivery of the 2004 Annual Reports to the trustees under our and NNC’s public debt indentures, we and NNC will be in compliance with our delivery obligations under the indentures. However, as a result of the expected delay in filing the 2005 First Quarter Reports, we and NNC may not be in compliance with our obligations to deliver the 2005 First Quarter Reports to the trustees under our and NNC’s public debt indentures if such reports are filed after May 25, 2005. These delays have also resulted in our inability to use, in its current form, the remaining approximately $800 million of capacity under our shelf registration statement filed with the SEC for various types of securities. In addition, these delays resulted in our termination of our $750 million April 2000 five year credit facilities. See “Developments in 2004 and 2005” and “Liquidity and capital resources” in the MD&A section of this report.

•	The OSC issued an order prohibiting all trading by directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and NNL. The order remains in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities laws. Because such filings would require amendments to each of the quarterly periods of 2003 and for earlier periods including 2002 and 2001, which we do not believe to be feasible for the same reasons mentioned in the “Controls and Procedures” section of this report with respect to the restatement of 2000 selected financial data, we and NNC plan to apply to the OSC to have this order revoked once we and NNC have become current with our filing obligations for 2005 under Ontario securities laws. The OSC may, in its discretion, revoke the order where in its opinion to do so would not be prejudicial to the public interest.

•	We postponed our 2004 Annual Shareholders’ Meeting due to the delay in filing our 2003 financial statements. A combined 2004/2005 Annual Shareholders’ Meeting is scheduled to be held on June 29, 2005.

•	As a result of the delayed filing of certain of the Reports, NNC is in breach of the continued listing requirements of the Toronto Stock Exchange, or TSX, and the New York Stock Exchange, or NYSE. We and NNC continue to co-operate with the NYSE and the TSX concerning our and NNC’s delay in filing our financial reports. As of the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares and other of our or NNC’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange.

•	We suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and the Nortel Networks Corporation 1986 Stock Option Plan as amended and restated, or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in a Nortel Networks stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investment plans, until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements.

•	On April 28, 2004, Standard and Poor’s, or S&P, downgraded its ratings on NNL, including its long-term corporate credit ratings from “B” to “B-” and its preferred shares ratings from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s Investor’s Service, Inc. changed its outlook to potential downgrade from uncertain. See “Liquidity and capital resources — Credit ratings” in the MD&A section of this report.

Strategic plan

On August 19, 2004, we first announced a new strategic plan, which contains the following principal components:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer;

•	a streamlined organizational structure to reflect alignment with carrier converged networks;

•	an increased focus on the enterprise market and customers;

•	optimized research and development programs for highly secure, available and reliable converged networks;

•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;

•	the establishment of a chief marketing officer to drive overall marketing strategy;

•	the strategic review of embedded services to assess opportunities in the professional services business; and

•	a distinct focus on government and defense customers.

We provided further details concerning the strategic plan on September 30, 2004 and December 14, 2004.

Our strategic plan also includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. We anticipate cost savings of approximately $500 million in 2005 related to this work plan partially offset by planned investments in certain strategic areas such as the finance organization.

In 2005, we are focusing on regions and networking solutions that we believe will be areas of potential growth and importance to our customers. On a regional basis, we see potential significant growth opportunities in emerging markets such as China and India. Evidence of our focus on these emerging market opportunities include our contract with BSNL to establish a wireless network in India, our investment in Sasken Communication Technologies Ltd. of India to develop new software and deploy our networking equipment and our planned joint venture with China Putian Corporation. Globally, we believe security and reliability for service provider networks are increasingly important to governments, defense interests and enterprises around the world.

Other business developments

We engaged in a number of activities in 2004 and into 2005, in part to respond to the industry environment and in part to address various business matters that arose during those periods. Some of our activities and other business developments included:

•	announcing the planned divestiture of substantially all of our remaining manufacturing operations to Flextronics International Ltd., or Flextronics;

•	contributing certain assets and liabilities of our directory and operator services business in return for a 24% interest in VoltDelta, Resources LLC;

•	entering into a memorandum of understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally; and

•	announcing that Nortel Networks Inc., our wholly owned subsidiary had entered into an agreement with PEC Solutions, Inc., or PEC, providing for the acquisition of all of the outstanding shares of PEC subject to certain conditions, including the successful completion of a tender offer and regulatory approvals.

For information on these and other developments in 2004, see “Special charges” in note 6, “Acquisitions, divestitures and closures” in note 9, “Long-term debt, credit and support facilities” in note 10 and “Subsequent events” in note 21 of the accompanying consolidated financial statements and “Developments in 2004 and 2005” in the MD&A section of this report.

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

We support all of the following primary international standards for wireless communications networks:

•	Time Division Multiple Access, or TDMA, is a 2G wireless standard supported mainly in the United States, Canada and CALA.

•	Code Division Multiple Access, or CDMA, is a 2G wireless standard, also known as IS-95 or cdmaOne, and is supported globally. CDMA networks are evolving to 3G according to the CDMA 3G 1xRTT (single channel (1x) Radio Transmission Technology) standard, also known as CDMA2000, for voice and high-speed data mobility. CDMA 3G 1xEV-DO, or Evolution Data Optimized, and CDMA 3G 1xEV-DV, or Evolution Data and Voice, are extensions of CDMA 3G standards for high speed wireless networks for data, voice and multimedia communications.

•	Global System for Mobile communications, or GSM, is a 2G wireless standard supported globally. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard, or GPRS. GPRS is viewed as a “2.5G” technology that provides faster and therefore increased data transmission capabilities. Enhanced Data Rates for Global Evolution, or EDGE, is a further evolution of GSM systems to support higher data speeds. In addition to higher data speeds, EDGE provides increased voice capacity for existing GSM operators. An additional variant of this standard, called GSM-R, focuses on the delivery of communications and control services for railway systems.

•	UMTS is now a commercial standard for 3G networks based on Wideband CDMA, or WCDMA, technology. UMTS combines WCDMA-based radio access with packet switching technology to yield high capacity, high speed wireless networks for data, voice and multimedia communications.

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

Product development

Our wireless networking products in development include the next evolution of our CDMA 3G, GSM/GPRS/EDGE, WLAN and UMTS products.

•	Our CDMA 3G 1xRTT products are generally available and have been deployed in several commercial networks in all our geographic regions. Our CDMA 3G 1xEV-DO product is currently being deployed by several large operators in the United States and Brazil and is generally available for commercial deployment. We are currently working with the various standards bodies to finalize the specifications for CDMA 3G 1xEV-DV.

•	There are several GSM/GPRS/EDGE products that are being developed to allow GSM operators to offer higher data rates on existing GSM spectrum allocations. We have successfully completed customer trials of Adaptive MultiRate, or AMR, base station transceivers. AMR allows service providers to use the radio spectrum allocated to them more efficiently to support more customers on the same network.

•	The enhanced version of our GSM base station controller, the GSM BSC 3000 (formerly, the BSCe3), became generally available for commercial deployment in 2003. Our EDGE base station transceivers, including both hardware and software, are generally available and are being deployed by several customers in the United States and Europe.

•	Our UMTS radio network access and core networking products are generally available and have been launched by several operators in the Europe, Middle East and Africa region, or EMEA, and in the United States. Our UMTS networking products have been deployed in the initial launch of the first commercial UMTS network to be deployed in the United States. We are continuing to develop our UMTS solutions for use in the Asia Pacific (including Greater China) region.

•	We are working at establishing strategic relationships with other companies for research, development and manufacture of equipment that conforms to the Chinese 3G TD-SCDMA standard.

•	We continue to work on developing access technologies such as UMTS-HSDPA, or High Speed Downlink Packet Access, 1x-EV, or single channel Evolution, OFDM, or Orthogonal Frequency Division Multiplexing, and MIMO, or Multiple Input Multiple Output, antenna technologies to increase the speed and efficiency of broadband wireless access from 3G networks deployed today.

•	Our Wireless Mesh Network solution, designed to allow our customers to reduce the costs of high-speed wireless data transport from wireless access networks to wired broadband networks, is now generally available and has been deployed in the United States and Asia Pacific.

•	Our enterprise grade WLAN access products are generally available for commercial deployment by our wireless service provider customers.

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

Customers

Our Wireless Networks customers are wireless service providers, and their customers are the subscribers for wireless communications services. The top 20 global wireless service providers collectively account for a majority of all wireless subscribers around the world. We are currently focused on increasing our market presence among the top global wireless service providers. None of our Wireless Networks customers represented more than 10% of Nortel’s consolidated revenues in 2004.

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

Circuit and packet voice solutions

Our voice portfolio includes a broad range of circuit and packet voice communications solutions.

•	Our communications servers and remote gateway products provide converged data, voice and multimedia communications systems, using Voice over IP, or session initiation protocol, or SIP, for service providers and enterprises. SIP is a standard protocol for initiating an interactive user session that involves multimedia elements such as video, voice, chat, gaming and virtual reality. Our enterprise solutions can be used by customers building new networks and customers who want to transform their existing communications network into a more cost effective, packet-based network supporting data, voice and multimedia communications.

•	Our customer premises-based circuit and packet telephone switching systems are designed for small, medium and large commercial enterprises and government agencies. These systems provide or can be configured with multiple applications, including voice communications features, such as voice messaging, call waiting and call forwarding, as well as advanced voice services, converged multimedia applications and other networking capabilities.

•	Our customer contact center, messaging and interactive voice and web service solutions are advanced communications tools designed to work with our customer premises-based solutions. These tools enable employees to efficiently and productively communicate with business contacts and other employees regardless of where they are located, the applicable time zone or whether they choose to interact over the telephone or the Internet.

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

We believe that in order to meet the growing demand for increased capacity at lower per-minute rates, enterprises will transition their circuit-based voice communications to more cost effective packet-based technologies. As a result, demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance is increasing.

Globally, enterprise customers continue to invest in equipment for their communications networks, primarily for network security and resiliency, for Voice over IP, WLANs and for virtual private networks. In the United States and Canada, enterprise customers are investing in Voice over IP as they transition from traditional voice products to our enterprise line of communication servers and remote gateway products that enable conversion from voice communication networks to packet-based networks supporting data, voice and multimedia communications. In EMEA, our customers are beginning to invest in new technologies, such as Voice over IP. In the Asia Pacific region, Enterprise Networks customers are investing in networking equipment to improve the connections among their regional sites and branch offices. In CALA, enterprises are continuing to drive demand for networking equipment that supports the growing use of the Internet in the region.

Customers

We offer our products and services to a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations. Key industry sectors for our business customers include the telecommunications, high-technology manufacturing, government (including the defense sector) and financial services sectors. We also serve customers in the healthcare, retail, education, hospitality, services, transportation and other industry sectors. We are currently focused on increasing our market presence with enterprise customers. In particular, we intend to focus on leading enterprise customers with high performance networking needs. Certain of our service provider customers, as well as system integrators, also act as distribution channels for our Enterprise Networks sales. None of our Enterprise Networks customers represented more than 10% of Nortel’s consolidated revenues in 2004.

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

Circuit and packet voice solutions

We are a leader in the development and deployment of highly scalable circuit switched and secure voice over packet solutions such as Voice over IP for wireline and wireless service providers around the world. Our voice over packet solutions offer service providers opportunities for new revenue sources and sustainable operating and capital cost reduction, as well as high levels of reliability and network resiliency. Our solutions include the following:

•	Our wireline voice over packet network solutions for service providers, which include softswitches and media gateways. The portfolio provides the complete range of voice over packet solutions, including local, toll, long-distance and international gateway capabilities, and enables voice applications to run on the new multi-service packet network. These solutions leverage more efficient packet-based, as opposed to circuit-based, technologies that drive reduced capital and operational costs for service providers and provide a platform for the delivery of new revenue-generating services, such as Centrex IP and Voice over IP virtual private networks.

•	Our multimedia communications services portfolio allows our customers to deploy new, enhanced multimedia services, including video, collaboration as well as call control and call management services. The portfolio consists of a SIP-based application server that can enable an interactive user session involving multimedia elements. For example, users are provided with the flexibility to customize their communications by selecting the medium over which they wish to receive a particular message (such as wireline or wireless telephony, e-mail and instant messaging) by setting screening criteria such as time of day and day of week, month or year.

•	Our portfolio of digital, circuit-based telephone switches provides local, toll, long-distance and international gateway capabilities for service providers. These systems enable service providers to connect end-users making local and long-distance telephone calls. These products can evolve to voice over packet solutions.

•	Our Nortel Networks Developers Partner Program helps to drive the interoperability of our Voice over IP multimedia communications and our digital, circuit-based telephone switch portfolios with third party vendors including infrastructure and application companies.

•	Our Converged Multimedia Services (CMS) solution comprised of a new portfolio of networking equipment compliant with the emerging IP Multimedia Subsystem (IMS) standard. Available for GSM/UMTS customers in the second half of 2005, the solution is designed to enable fixed, mobile and cable operators to create a converged core network and rapidly deploy a wide variety of new services. The CMS solution currently is in trial in multiple countries in Europe.

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

Product development

Research and development investments are focused on creating new and improving existing, packet-based residential and business services for wireline and wireless service providers. Also, we continue to develop products that support the evolution of data, voice and multimedia communications systems toward converged or combined voice and data networks, including:

•	Enhancements to our voice over packet solutions that will allow service providers to connect any business telephone system, using standard Voice over IP protocols, into a common dialing plan with connectivity to the public switched telephone network. Additional enhancements to our packet voice solutions will continue to focus on interoperability with other manufacturers’ equipment, including gateway and integrated access device manufacturers, as well as on meeting the needs of the Asian and European markets. We continue to make improvements to our softswitch portfolio by utilizing the latest commercial technology to provide our customers with converged wireline and wireless service support, superior application choices, integrated network management and linear scalable capacity.

•	Enhancements to our multimedia communications portfolio, that will allow a service provider to offer intelligent multimedia services across any manufacturer’s circuit switches. Additionally, development will focus on increasing the breadth and usability of multimedia communications applications.

•	Additions to the digital, circuit-based telephone switch portfolio that will allow service providers to offer and manage IP voice and multimedia (Centrex IP) services to those businesses that use traditional business telephones as well as businesses that use next generation telephones designed for use in IP networks.

•	Enhancements to our IP services router that enable an increase in the number of residential subscribers and virtual private network sites that can be supported, and the amount of bandwidth that can be applied to an enterprise site. Development will also focus on enhancing the ability of our service provider customers to provide additional revenue-generating services.

•	A focus on cable standards compliance to enhance our solutions for the cable operator markets in the United States, Canada and EMEA, including support for the open cable standard protocol for cable media gateways.

•	Enhancements to our WAN switch portfolio to improve interoperability with other vendors’ products. In addition, development will focus on enhancing the migration to converged networks which simultaneously support data, voice and multimedia.

•	Continued development of a multiservice provider edge networking device designed to converge multiple communications services operating at the IP or multi-protocol label switching network edge. This device is currently undergoing customer trials and is not yet generally available. As well, we continue to develop enhancements to our existing line of WAN switch and IP service router products that are intended to efficiently aggregate different types of data traffic at the network edge.

•	Continued integration of a service provider core network router into our voice over packet portfolio to enable us to provide a complete end-to-end solution.

Markets

With the growth of data, voice and multimedia communications over the public telephone network, the public Internet and private voice and data communications networks, there is an increasing opportunity to converge disparate networks towards a single, high performance packet network that can support most types of communications traffic and applications. Converged voice and data networks also provide an opportunity for service providers to offer new revenue-generating services while reducing their ongoing operational costs year over year as they incorporate packet-based technology in their networks. We believe our advantage lies in our ability to transition and upgrade our customers’ installed base of voice and data network solutions to a multimedia-enabled IP network.

To meet the growing demand for new revenue generating services and network efficiency, we anticipate growth in demand for packet-based networking equipment that supports the convergence of data, voice and multimedia communications over a single communications network and that provides greater network capacity, reliability, speed, quality and performance. We anticipate a continued increase in deployments of service provider Voice over IP networks worldwide. While we anticipate growth in Voice over IP networks, we also anticipate a decline in traditional voice networks.

Cable operators and new Internet telephone service providers are entering the voice and data markets and are increasing the competitive pressure on established service providers. For example, cable operators provide high speed data services as well as voice services by using Voice over IP technology. Similarly, established service providers are using existing broadband networks and expanding those broadband networks to offer bundled services such as telephone, high speed Internet and television services across those broadband networks. As a result of this increased competitive pressure as well as regulatory changes, the pace of consolidation among service providers in the United States has increased.

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

Customers

We offer our Wireline Networks products and services to a wide range of service providers including local and long distance telephone companies, wireless and cable operators, as well as other communication service providers.

We also offer applicable data networking and security solutions from our Wireline Networks to enterprises for private networking, as well as to service providers and system integrators that in turn build, operate and manage networks for their customers such as businesses, government agencies and utility organizations. None of our Wireline Networks customers represented more than 10% of Nortel’s consolidated revenues in 2004.

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

Competition remains intense as a result of reduced investment in existing traditional networks by service providers, the continued consolidation in the service provider industry, and the continued focus by suppliers on growing revenue in new broadband and IP technologies.

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

Our optical networking solutions are designed to provide metropolitan, regional and long-haul, high-capacity transport and switching of data, voice and multimedia communications signals. These solutions include photonic Coarse/Dense Wavelength Division Multiplexing, or C/DWDM, transmission solutions, synchronous optical transmission solutions, optical switching solutions and network management and intelligence software. We also offer our customers a variety of related professional services. Our solutions include the following:

•	Our photonic networking C/DWDM solutions allow multiple light wave signals to be transmitted on the same fiber optic strand simultaneously by using different wavelengths of light to distinguish specific signals, thereby increasing the capacity and flexibility of a network. Our long-haul DWDM line systems span distances up to 2,000 kilometers and our metro wavelength division multiplexing, or WDM, series provides networking solutions within a city or region for up to 600 kilometres.

•	Our synchronous optical transmission systems use traditional optical standards, including the Synchronous Optical Network, or SONET, standard, which is the most common standard in the United States and Canada and some countries in the Asia Pacific region, and the Synchronous Digital Hierarchy, or SDH, standard, which is the most common standard in EMEA, CALA and many other countries. Our synchronous next-generation SONET/SDH solutions comprise multi-service optical platforms that integrate diverse protocols and technologies to deliver services over a cost effective, scalable and reliable converged services network.

•	Our optical switching solutions enable communication signals in optical fibers to be selectively directed or “switched” from one network circuit to another.

•	Our network management software and intelligence solutions are designed to give our customers the ability to monitor and improve the performance of their networks.

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

Product development

We are focused on developing next generation optical networking systems, including the evolution of our next generation SONET/SDH systems, our metro C/DWDM systems and our optical long-haul and regional line and terminal solutions. We have:

•	introduced advanced metro optical network products enabling the convergence of multiple platforms onto a single architecture, lowering network costs, enhancing functionality and delivering consistent service quality and scalability to meet varying enterprise needs;

•	enhanced the capabilities of our existing metro optical network products to enable new storage area solutions that address emerging enterprise business continuity requirements;

•	implemented mesh restoration capabilities on the optical switching platform; and

•	introduced a new regional/long-haul product that utilizes photonic networking DWDM technology, which assists customers in lowering their network costs by providing improved optical performance.

We also continue to develop and enhance our Optical Networks portfolio, including by:

•	enhancing our optical Ethernet portfolio by introducing new Ethernet switching and transport capabilities designed to improve the productivity of our enterprise customers and the services offered by our service provider customers;

•	providing flexibility, simplicity and automation enhancements to our common photonic layer product that facilitate the deployment and operation of regional and long-haul optical links;

•	offering solutions which enhance value from optical solutions for end users, i.e. in our metro edge and metro access solutions; and

•	investing in improving the density, capacity and flexibility of our optical transmission systems.

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

We are also focused on enterprises and we continue to provide optical solutions for private enterprise networking and also for service providers to build and operate custom dedicated and shared networks for enterprises. We leverage numerous distribution channels for delivering optical networking solutions to enterprises from our own direct sales force for large enterprises and governments and through distributors, resellers and partners to offer our solution to medium-sized enterprises and smaller enterprises. None of our Optical Networks customers represented more than 10% of Nortel’s consolidated revenues in 2004.

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

Sales and distribution

All of our reportable segments use the Nortel direct sales force to market and sell to customers around the world. The Nortel global sales force operates on a regional basis and markets and sells our products and services to customers located in the following regional areas: Canada; United States; CALA; EMEA; and Asia Pacific. Our sales office bases for our direct sales force are aligned with our customers on a country and regional basis.

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

Backlog

Our backlog was approximately $4.1 billion as of December 31, 2004. A majority of backlog consists of orders confirmed with a binding purchase order or contract for our network solutions typically scheduled for delivery to our customers within the next twelve months. A significant portion of backlog may also include orders that relate to revenue that has been deferred for periods longer than twelve months. However, orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Prior to including orders in backlog, customers must have approved credit status. However, from time to time, some customers may become unable to pay for or finance their purchases in which case the order is removed from our backlog.

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

The operations of our service provider customers are subject to extensive country-specific telecommunications regulations. In the United States, on February 20, 2003, the FCC announced a decision in its triennial review proceeding of the agency’s rules regarding unbundled network elements. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The FCC decision, subsequent judicial review of the decision, FCC adoption of interim rules and subsequent adoption of new unbundling rules with an effective date of March 11, 2005 are affecting, and may continue to affect, the decisions of certain of our United States-based service provider customers regarding investment in their telecommunications infrastructure. These unbundled network elements rules and/or material changes in other country-specific telecommunications regulations at any time or from time to time may affect capital spending by service providers in the United States and/or around the world, and this may in turn affect the United States and/or global markets for networking solutions.

Sources and availability of materials

Since 1999, our manufacturing and supply chain strategy has evolved and has resulted in the gradual transformation of our traditional manufacturing model, in which our products were primarily manufactured and assembled in-house, to primarily an outsourced model which relies on electronic manufacturing services, or EMS, suppliers. By the end of 2003, most of our manufacturing activities had been divested to leading EMS suppliers. We have continued to pursue an outsourced manufacturing model and in January 2004 announced our intention to divest substantially all of our remaining manufacturing activities. On June 29, 2004, we announced that we had reached an agreement with Flextronics to divest substantially all of Nortel’s remaining manufacturing operations, located in Canada and Brazil, with the anticipation that Flextronics will also acquire similar operations in France and Northern Ireland, subject to the completion of the required information and consultation processes. The transfer of the optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland closed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction related to the manufacturing activities in Montreal, Canada. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary, Canada is expected to close in the second quarter of 2005 and that the balance of the transaction is expected to close on separate dates occurring during the first half of 2005. We and Flextronics are currently discussing the timing of these transactions in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction relating to the manufacturing operations in Chateaudun, France, Calgary and Monkstown will close by the end of the first quarter in 2006. As a result, we and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals. For recent developments in the evolution of our supply chain strategy, see “Developments in 2004 and 2005 — Evolution of our supply chain strategy” in the MD&A section of this report.

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

For more information on our supply arrangements, see “Commitments” in note 13 of the accompanying consolidated financial statements and “Developments in 2004 and 2005” and “Liquidity and capital resources — Uses of liquidity — Contractual cash obligations” in the MD&A section of this report.

Seasonality

In 2004, we experienced a seasonal decline in revenues in the first quarter of 2004 compared to the fourth quarter of 2003, followed by growth in the second quarter of 2004 compared to the first quarter of 2004 in all of our four reportable segments. Revenues in all of our segments in the fourth quarter of 2004 were highest compared to the other quarters in 2004. The quarterly profile of our business results in 2005 is not expected to be consistent across all of our reportable segments. We expect a seasonal decline in revenue in the first quarter of 2005 and there is no assurance that our results of operations for any quarter will necessarily be consistent with our historical quarterly profile or indicative of our expected results in future quarters. See “Results of operations — continuing operations” and “Risk factors/forward looking statements” in the MD&A section of this report.

Strategic alliances, acquisitions and minority investments

We use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps in areas that support our core businesses. We believe strategic alliances also augment our access to potential new customers. We intend to continue to pursue strategic alliances with businesses that offer technology and/or resources that would enhance our ability to compete in existing markets or exploit new market opportunities. As the information technology and communications markets converge, we expect that our rate of forming strategic alliances will increase in order to fill the need for complimentary technology and network integration skills.

While we did not make any material acquisitions in 2004, in the future, we may consider selective opportunistic acquisitions of companies with resources and product or service offerings capable of providing us with additional enhancements to our networking solutions or access to new markets. For information regarding the risks associated with strategic alliances and acquisitions, see “Risk factors/forward looking statements” in the MD&A section of this report.

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

Our investment activity remained at a low level in 2004. We may make selective minority investments in start-up ventures and certain other companies where we believe the relationship could lay the foundation for future alliances that would support our customer solutions. In certain circumstances, we may also acquire an equity position in a company as consideration for a divested business. See “Developments in 2004 and 2005 — Other business developments” in the MD&A section of this report.

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

Our research and development forms a core strength and is a factor differentiating us from many of our competitors. As at December 31, 2004, we employed approximately 12,890 regular full-time research and development employees (excluding employees on notice of termination) including approximately:

•	5,000 regular full-time research and development employees in Canada;

•	4,550 regular full-time research and development employees in the United States;

•	2,140 regular full-time research and development employees in EMEA; and

•	1,200 regular full-time research and development employees in other countries.

In August and September 2004, we announced a strategic plan that included a focused workforce reduction of approximately 3,250 employees, or about 10% of our workforce. It is expected that approximately 1,400 regular full-time research and development employees will be affected by the workforce reduction, which is expected to principally affect employees in Wireline Networks and Optical Networks. See “Employee relations”.

We also conduct research and development activities through affiliated laboratories in other countries.

The following table sets forth our consolidated expenses for research and development for each of the three fiscal years ended December 31:

(millions of dollars)	2004	2003	2002

R&D expense	$1,959	$1,965	$2,084
R&D costs incurred on behalf of others (a)	40	72	49

Total	$1,999	$2,037	$2,133

(a)	These costs included research and development charged to our customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and all other applicable costs, which were accounted for as contract costs.

Intellectual property

Our intellectual property is fundamental to Nortel and the business of each of our four reportable segments. In particular, our success is dependent upon our proprietary technology. We generate, maintain, utilize and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from research and development activities. In all of our reportable segments, we use our intellectual property rights to protect our investments in research and development activities, to strengthen our leadership positions, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. However, our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide us with significant competitive advantages. See “Risk factors/forward looking statements” in the MD&A section of this report. The duration and level of protection of our intellectual property rights are dependent upon the laws and requirements of the jurisdictions providing or controlling those rights.

As of December 31, 2004, we and our parent, Nortel Networks Corporation, had on a consolidated basis, approximately:

•	3,500 United States patents;

•	2,200 patents in other countries; and

•	5,600 pending patent applications worldwide.

We were granted 520 United States patents in 2004.

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

Our trademarks and trade names, Nortel and Nortel Networks, are two of our most valuable assets. We sell our products primarily under the Nortel and Nortel Networks brand names. We have registered the Nortel and Nortel Networks trademarks, and many of our other trademarks, in countries around the world. As of December 31, 2004, we and our parent, Nortel Networks Corporation, owned on a consolidated basis approximately 100 registered trademarks in the United States, and approximately 1,985 registered trademarks in other countries. In addition, as of December 31, 2004, we had approximately 130 pending trademark registrations worldwide.

Employee relations

At December 31, 2004, we employed approximately 33,990 regular full-time employees (excluding employees on notice of termination), including approximately:

•	12,120 regular full-time employees in the United States;

•	8,990 regular full-time employees in Canada;

•	7,430 regular full-time employees in EMEA; and

•	5,450 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full-time basis. In addition, we engage the services of contractors as required.

As part of our resizing activities to further reduce our cost structure and streamline operations, we notified for termination and provisioned for the exit of approximately 1,800 regular full-time employees during 2004. As well, divestitures and outsourcing affecting non-core businesses completed or entered into in 2004 resulted in additional reductions. On June 29, 2004, we announced that we had reached an agreement with Flextronics to divest certain manufacturing operations in Canada and Brazil, with the anticipation that Flextronics will also acquire similar operations in France and Northern Ireland, subject to the completion of the required information and consultation process. Under the terms of the agreement, it is intended that approximately 2,500 Nortel employees would transfer to Flextronics. Approximately 170 employees located in Ottawa and Monkstown were transferred in connection with the closing of the optical design business in the fourth quarter of 2004. Approximately 910 employees located in Montreal were transferred in connection with the completion of the transaction related to the manufacturing activities in Montreal in the first quarter of 2005. The timing for the transfer of the remaining employees to Flextronics is under review.

In addition, in August and September 2004 we announced a new strategic plan, including a new streamlined organizational structure which will lead to an anticipated reduction in employees of approximately 3,250, or about 10% of the workforce. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% that were notified of termination or acceptance of voluntary retirement, with the remainder comprising voluntary attrition of employees that were not replaced. The remainder of employee actions are expected to be completed by June 30, 2005. In addition, however, the Company continues to hire in certain strategic areas such as investments in the finance organization. The workforce reduction will be subject to completion of the appropriate information and consultation processes with the relevant employee representatives in certain jurisdictions, as required by law. For additional information, see “Sources and availability of materials”, “Special charges” in note 6 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Consolidated operating expenses — Special charges” in the MD&A section of this report.

At December 31, 2004, labor contracts covered approximately five percent of our employees worldwide. At the same date, five labor contracts covered approximately twelve percent of our employees in Canada including:

•	one labor contract covering approximately seven percent of Canadian unionized employees which expires in February, 2006;

•	one labor contract covering less than one percent of Canadian unionized employees which expires in August 2006;

•	one labor contract covering approximately nine percent of Canadian unionized employees which expires in 2014;

•	one labor contract covering approximately 68% of Canadian unionized employees which was renewed, ratified and became effective April 13, 2004; and

•	one labor contract covering approximately 15% of Canadian unionized employees which expires in 2008.

At December 31, 2004, labor contracts covered approximately four percent of our employees in EMEA and all of our employees in Brazil. These labor contracts generally have a one year term, and primarily relate to remuneration. We have no labor contracts in the United States.

We believe our employee relations are generally positive. Employee morale continues to be an area of focus as a result of ongoing workforce reductions associated with our restructuring activities occurring since 2001, the recent reductions resulting from our strategic plan announced in August and September 2004, and the restatement of our financial results and related matters. Although the recruitment and retention of technically skilled employees in recent years was highly competitive in the global networking industry, the economic conditions during the past few years have lessened the competition for skilled employees in our industry. As the market continues to improve, we believe it will become increasingly important to our future success to recruit and retain skilled employees. During 2004, approximately 2,400 regular full-time employees were hired. See “Risk factors/forward looking statements” in the MD&A section of this report.

Environmental matters

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. Nortel is subject to new European product content laws and product takeback and recycling requirements that will require full compliance by 2006. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not be required to incur such costs in the future. We have a corporate environmental management system standard and an environmental program to promote compliance. We also have a periodic, risk-based, integrated environment, health and safety audit program. As part of our environmental program, we attempt to evaluate and assume responsibility for the environmental impacts of our products throughout their life cycles. Our environmental program focuses on design for the environment, supply chain and packaging reduction issues. We work with our suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research. For additional information on environmental matters, see “Contingencies — Environmental matters” in note 20 of the accompanying consolidated financial statements.

Financial information by operating segment and product category

For financial information by operating segment and product category, see “Segment information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations — Segment revenues” in the MD&A section of this report.

Financial information by geographic area

For financial information by geographic area, see “Segment information” in note 5 of the accompanying consolidated financial statements and “Results of operations — continuing operations - Geographic revenues” in the MD&A section of this report.

Working capital

For a discussion of our working capital practices, see “Long-term debt, credit and support facilities” in note 10 of the accompanying consolidated financial statements and “Liquidity and capital resources” in the MD&A section of this report.

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

ITEM 2. Properties

At December 31, 2004, we operated 189 sites around the world occupying approximately 13.3 million square feet. The following table sets forth additional information regarding these sites:

	Number of Sites
Type of Site*	Owned	Leased	Geographic Locations
Manufacturing and repair	7	–	Canada, EMEA, CALA and the Asia Pacific region
Distribution centers	–	5	United States, Canada, EMEA and the Asia Pacific region
Offices (administration, sales and field service)	4	160	All geographic regions
Research and development	4	9	United States, Canada, EMEA and the Asia Pacific region
TOTAL**	15	174

*	Indicates the primary use of the site. A number of our sites are mixed-use facilities.
**	Excludes approximately 6.5 million square feet, consisting primarily of leased and/or vacant property designated as part of a planned square footage reduction in connection with our restructuring activities commenced in 2001. At December 31, 2004 approximately 2.8 million square feet of such property was sub-leased.

At December 31, 2004, our facilities were primarily used, on a consolidated basis, approximately as follows:

•	20% by Wireless Networks;

•	10% by Enterprise Networks;

•	10% by Wireline Networks;

•	5% by Optical Networks;

•	25% by global operations; and

•	30% by one or more of our reporting segments and/or corporate facilities.

In 2004, we continued to reduce the number of sites and square footage of our global facilities to better align ourselves with current market conditions. We believe our facilities are suitable and adequate, and have sufficient capacity to meet our current needs. We continue to evaluate our future real estate needs based on the current industry environment and taking into account our business requirements. In 2004, we purchased land and two buildings that were previously leased by Nortel. Our strategic plan announced in August and September 2004 includes the reduction of approximately 2 million square feet of occupied space as a result of workforce reductions and improved space utilization through the consolidation of locations. We expect the square footage reduction to be completed by the end of 2005.

For additional details, see “Special charges” in note 6 and “Long-term debt, credit and support facilities” in note 10 of the accompanying consolidated financial statements, and “Liquidity and capital resources — Sources of liquidity” in the MD&A section of this report.

Security over substantially all of Nortel Networks Limited’s assets, including certain real estate assets in North America, became effective in April 2002 under certain credit and security agreements entered into by Nortel Networks Limited and several of its subsidiaries. For additional details regarding these agreements and the security, see “Long-term debt, credit and support facilities” in note 10, “Subsequent events” in note 21 and “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements and “Developments in 2004 and 2005 — Credit facilities and security agreements” and “Liquidity and capital resources — Sources of liquidity — Available support facility” in the MD&A section of this report.

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

A class action lawsuit against NNC was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the above-noted lawsuits.

On April 1, 2002, NNC filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, NNC also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue NNC. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the U.S. Court of Appeals for the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. On January 10, 2005, the U.S. Supreme Court denied the petition for writ of certiorari. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

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

A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the NNC Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004.

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

On April 5, 2004, NNC announced that the SEC had issued a formal order of investigation in connection with NNC’s previous restatement of its financial results for certain periods, as announced in October 2003, and NNC announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, NNC announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On May 14, 2004, NNC announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On August 20, 2004, plaintiffs filed a notice of opposition to the conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action described above. On January 3, 2005, this action was received in the U.S. District Court for the Middle District of Tennessee and consolidated with the Consolidated ERISA Action described above.

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

On August 16, 2004, NNC received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising NNC that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation.

On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased NNC securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming NNC as a defendant. The motion alleges that NNC made misrepresentations about 2003 financial results.

On March 9, 2005, Nortel and NNC, and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004. This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with NNC’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages.

Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel. Nortel, or NNC, as applicable, and any named directors and officers of Nortel, or NNC, as applicable, intend to vigorously defend these actions, suits, claims and proceedings. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2004, the accruals on the consolidated balance sheet for environmental matters were $31. Based on information available as of December 31, 2004, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $31.

Nortel is also listed as a potentially responsible party (“PRP”) under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $31 referred to above.

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

Securities authorized for issuance under equity compensation plans

Not applicable.

PART II

ITEM 6.	Selected Financial Data

The selected financial data presented below was derived from Nortel Networks Limited’s (“Nortel”) audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for the summarized balance sheet data as of December 31, 2002, 2001 and 2000 and summarized results of operations data for the year ended December 31, 2001. Readers should note the following information regarding the selected financial data presented below.

As reported in its 2003 Annual Report on Form 10-K, Nortel restated its consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 and the quarters ended March 31, June 30 and September 30, 2003. Except for selected balance sheet data as of December 31, 2000, financial data for the year ended December 31, 2000 has not been restated or presented in the selected financial data presented below. Due to the identified material weaknesses in Nortel’s internal control over financial reporting, significant turnover in Nortel’s finance personnel, changes in accounting systems, documentation weaknesses, a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in recent years and the passage of time generally, Nortel has determined that extensive additional efforts over an extended period of time would have been required to restate its 2000 selected financial data. See Controls and Procedures — Second Restatement — Use of Estimates in Financial Reporting; Omissions of 2000 Selected Financial Data” section of this report. Nortel also believes that selected financial data for this period would not be meaningful to investors due to the significant industry adjustment in the telecommunications industry beginning in 2001, which significantly impacted Nortel’s financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. Previously reported financial information for 2000 should not be relied upon.

(millions of U.S. dollars)	2004	2003	2002	2001

Results of Operations
Revenues	$9,828	$10,193	$10,994	$18,763
Research and development expense	1,959	1,965	2,084	3,128
Special charges
Goodwill impairment	–	–	264	2,239
Other special charges	180	285	1,358	2,939
Operating earnings (loss)	(82)	152	(2,398)	(12,619)
Other income (expense) — net	240	433	(28)	(519)
Income tax benefit (expense)	29	33	438	2,573
Net earnings (loss) from continuing operations	58	430	(2,163)	(11,006)
Net earnings (loss) from discontinued operations — net of tax	49	184	(101)	(2,031)
Cumulative effect of accounting changes — net of tax	–	(12)	–	15
Dividends on preferred shares	33	35	26	27
Net earnings (loss) applicable to common shares	74	567	(2,290)	(13,049)

(millions of U.S. dollars)	2004	2003	2002	2001	2000

Financial Position as of December 31
Total assets	$16,944	$16,456	$16,714	$20,971	$33,211
Total debt(a)	2,102	2,227	2,433	3,410	2,452
Minority interests in subsidiary companies	94	80	94	118	148
Preferred shares	536	536	536	536	609
Common shareholders’ equity	5,788	5,654	4,644	5,512	16,810

(a)	Total debt includes long-term debt, long-term debt due within one year and notes payable.

See notes 3, 6 and 9 to the accompanying consolidated financial statements for the impact of accounting changes, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the above selected financial data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table of Contents

Business overview	39

Our business	39
Our segments	39
Our business environment	40
Our strategic plan and outlook	42
How we measure performance	43

Developments in 2004 and 2005	44

2004 consolidated results summary	44
Nortel Audit Committee Independent Review; restatements; related matters	45
Comprehensive Review and First Restatement	45
Independent Review	45
Second Restatement	46
Material weaknesses in internal control over financial reporting	46
Revenue Independent Review	47
Personnel actions	47
EDC Support Facility	47
Credit facilities and security agreements	48
Debt securities	48
Shelf registration statement	48
Credit ratings	49
Regulatory actions and pending litigation	49
Stock-based compensation plans	49
Evolution of our supply chain strategy	50
Other business developments	50
Directory and operator services business	50
Bharat Sanchar Nigram Limited contract	51
Joint Ventures	51
Optical components operations	51
Acquisitions	51

Results of operations — continuing operations	52

Consolidated revenues	52
Segment revenues	53
Wireless Networks revenues	54
Enterprise Networks revenues	56
Wireline Networks revenues	57
Optical Networks revenues	58
Geographic revenues	60
Consolidated gross profit and gross margin	61
Consolidated operating expenses	62
Selling, general and administrative expense	62
Research and development expense	63
Special charges	63
(Gain) loss on sale of businesses and assets	68
Other income (expense) — net	69
Interest expense	69
Income tax benefit (expense)	70
Net earnings (loss) from continuing operations	70
Segment Management EBT	71
Wireless Networks	71
Enterprise Networks	72

Wireline Networks	73
Optical Networks	74
Other	75

Results of operations — discontinued operations	76

Liquidity and capital resources	77

Cash flows	77
Operating activities	78
Investing activities	81
Financing activities	81
Uses of liquidity	82
Contractual cash obligations	83
Customer financing	84
Acquisitions	85
Sources of liquidity	85
Credit facilities	86
Available support facility	86
Shelf registration statement and base shelf prospectus	87
Credit ratings	87
Preferred shares	87

Off-balance sheet arrangements	88

Bid, performance related and other bonds	88
Receivables securitization and certain lease financing transactions	89
Other indemnifications or guarantees	90

Application of critical accounting policies and estimates	90

Revenue recognition	90
Provisions for doubtful accounts	92
Provisions for inventory	93
Provisions for product warranties	94
Income taxes	94
Tax asset valuation	94
Tax contingencies	95
Goodwill valuation	96
Pension and post-retirement benefits	97
Special charges	99
Other contingencies	99

Accounting changes and recent accounting pronouncements	100

Accounting changes	100
Recent accounting pronouncements	100

Canadian supplement	101
Market risk	102
Equity price risk	103
Environmental matters	104
Legal proceedings	104

Risk factors/forward looking statements	104
Risks relating to our restatements and related matters	105
Risks relating to our business	111

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

Business overview

Our business

Nortel is a recognized leader in delivering communications capabilities that enhance the human experience, ignite and power global commerce, and secure and protect the world’s most critical information. Serving both service provider and enterprise customers, we deliver innovative technology solutions encompassing end-to-end broadband, Voice over Internet Protocol, or VoIP, multimedia services and applications, and wireless broadband solutions designed to help people solve the world’s greatest challenges. Our networking solutions consist of hardware, software and services. Our business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of our business has a technology focus and is dedicated to making strategic investments in research and development, or R&D. This focus forms a core strength and is a factor that we believe differentiates us from many of our competitors. We believe our acknowledged strength is strong customer loyalty as a result of providing value to our customers through high reliability networks, a commitment to ongoing support and an evolution of solutions as technology advancements in the products are made.

We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares. NNC’s common shares are publicly traded on the New York Stock Exchange, or NYSE, and Toronto Stock Exchange, or TSX under the symbol “NT”. Our cumulative Redeemable Class A Preferred Shares Series 5 and Non-cumulative Redeemable Class A Preferred Shares Series 7 are traded on the TSX under the symbols NTL.PR.F and NTL.PR.G, respectively. Acquisitions involving any share consideration are completed by NNC, while acquisitions involving only cash consideration are generally completed by Nortel.

Our segments

During 2004, our operations were organized into four reportable segments as follows:

•	Wireless Networks — Our Wireless Networks segment provides communications network solutions that enable our wireless service provider customers to offer their customers, the subscribers for wireless communication services, the ability to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants and other computing and communications devices. Our Wireless Networks segment consists of Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GSM, Time Division Multiple Access, or TDMA, and Universal Mobile Telecommunications Systems, or UMTS, products.
•	Enterprise Networks — Our Enterprise Networks segment provides data, voice and multimedia communications solutions to our enterprise customers. Our Enterprise Networks customers consist of a broad range of enterprise customers around the world, including large businesses and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations. Our Enterprise Networks segment consists of: (i) circuit and packet voice solutions and (ii) data networking and security solutions.

•	Wireline Networks — Our Wireline Networks segment provides data, voice and multimedia communications solutions to service providers that operate wireline networks. Our service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Our Wireline Networks segment consists of: (i) circuit and packet voice solutions and (ii) data networking and security solutions.
•	Optical Networks — Our Optical Networks segment solutions transport data, voice and multimedia communications within and between cities, countries or continents by transmitting communications signals in the form of light waves through fiber optic cables. Our Optical Networks customers include local and long-distance telephone companies, wireless service providers, cable operators and other communications service providers. Our Optical Networks segment consists of long-haul and metropolitan optical products.

Commencing in the second quarter of 2004, the primary financial measure used by the chief executive officer, or CEO, in assessing performance and allocating resources to the segments was management earnings (loss) before income taxes, or Management EBT. This measure includes the cost of revenues, selling, general and administrative, or SG&A, expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

Effective October 1, 2004, we established a new streamlined organizational structure that included, among other things, combining the businesses of our four reportable segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. We have reviewed the impact of these changes on our reportable segments and concluded that, although certain structural changes were made to reflect this reorganization effective October 1, 2004, we did not meet the criteria to change our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the 2004 fiscal year. Our operating results on a segmented basis for the new business organizations were not available for review by our chief operating decision maker, as a significant amount of our finance resources were allocated to our restatement activity discussed in greater detail under “Developments in 2004 and 2005”.

These two business organizations include four operating segments. The four operating segments are Carrier Packet Networks, which is substantially an amalgamation of our previous Wireline Networks and Optical Networks businesses; CDMA Networks, which was previously part of Wireless Networks; GSM and UMTS Networks which was also previously part of Wireless Networks; and Enterprise Networks, which remains substantially unchanged from the previous organization. For the first quarter of 2005 these four operating segments will become our reportable segments.

Our business environment

In 2004, there was increased spending in the industry compared to 2003 by both service provider and enterprise customers as certain service provider customers began to expand and upgrade their existing networks, including next generation wireless technologies and VoIP solutions. This increase in industry spending was strongest with the build-out of new technologies in both established and emerging markets and with the build-out of traditional technologies in emerging markets. In 2005, we expect that these trends will continue; however, the rate of increase may be slower.

Although there was increased spending in the industry by both service provider and enterprise customers in 2004, we experienced a decline in revenue compared to 2003. There was decreased spending on our overall traditional technologies as customers continued to transition to next generation technologies. This decreased spending on traditional technologies outpaced the increased spending on new technologies with many of our customers realigning capital spending with their current levels of earnings in order to maximize their return on invested capital. Also, excess network capacity and competition continued to exist in the industry, which led to continued pricing pressures on the sale of certain of our products. However, based on current customer orders in emerging markets, particularly in Asia and the Caribbean and Latin America region, or CALA, and increased deployments of VoIP and next generation wireless technologies, including UMTS, we believe that we are well positioned to grow our revenues in 2005. For example, throughout 2004 and into 2005 we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks and new network build-outs were started in emerging markets.

In 2005, we expect increased consolidation of certain service providers, particularly in the U.S. We expect this trend to result in a net reduction in customer spending as these service providers focus on improving the efficiency of their combined networks rather than network expansion. Competition in the industry remains strong and our traditional large competitors, newer competitors, particularly from China, and certain smaller niche competitors continue to increase their market share and create pricing and margin pressures. We and our competitors remain focused on certain key factors such as customer relationships, installed networks, innovative and reliable products, services and price.

As first announced on August 19, 2004, we put in place a new strategic plan that recognizes our business environment and the evolution of the converged network (see “Business overview — Our strategic plan and outlook”). We are currently in a challenging transitional period as we implement the new strategic plan. In an increasingly cost-competitive environment, we are taking steps that we believe will better position us to grow market share and improve our results and cash generation. As part of our strategic plan, we also announced a focused workforce reduction of approximately 3,250 employees.

Over the last five years, we have divested most of our manufacturing activities to Electronic Manufacturing Services, or EMS, suppliers. On June 29, 2004, we announced an agreement with Flextronics International Ltd., or Flextronics, regarding the divestiture of substantially all of our remaining manufacturing operations. We believe that the use of an outsourced manufacturing model has enabled us to benefit from leading manufacturing technologies, leverage existing resources from around the world, lower our cost of revenues, quickly adjust to fluctuations in market demand and decrease our investment in plant, equipment and inventories. We continue to retain in-house all strategic management and overall control responsibilities associated with our various supply chains, including all customer interfaces, customer service, order management, quality assurance, product cost-management, new product introduction, and network solutions integration, testing and fulfillment.

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

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review certain provision releases. That examination, and other errors identified by management, led to the restatement of our financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2003 and 2002, or the Second Restatement, and our revision of previously announced unaudited results for the year ended December 31, 2003. The need for the Second Restatement resulted in delays in filing the 2003 Annual Reports, our and NNC’s 2004 Annual Reports on Form 10-K for the year ended December 31, 2004, or the 2004 Annual Reports, and our and NNC’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, or the 2004 Quarterly Reports, and is expected to result in a delay in filing our and NNC’s Quarterly Reports on Form 10-Q for the first quarter of 2005, or the 2005 First Quarter Reports, beyond the SEC’s required filing dates. We refer to the 2003 Annual Reports, the 2004 Annual Reports and the 2004 Quarterly Reports together as the Reports.

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. As described in more detail in the “Controls and Procedures” section of this report, in light of the resulting adjustments to revenues previously reported in relevant periods, the Audit Committee is reviewing the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. This review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. See “Risk factors/forward looking statements.”

Over the course of the Second Restatement process, we and our independent auditors identified a number of material weaknesses in our internal control over financial reporting (all but one of which continued to exist as of December 31, 2004). See the “Controls and Procedures” section of this report. Further, in connection with the Independent Review, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller in April 2004 and seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic areas in August 2004. We are subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial judgments, settlements, fines or other penalties.

We have made a number of recent appointments that are intended to enhance and complement our senior executive team. These appointments included the new roles of chief operating officer, chief marketing officer, chief strategy officer, chief ethics and compliance officer and chief research officer and a new chief technology officer to lead the strategic vision for our product and technology portfolio.

Our strategic plan and outlook

On August 19, 2004, we announced a new strategic plan intended to enable us to build on our market leadership in developing the converged networks of the future and improve business efficiency and operating cost performance in an increasingly competitive market. We provided further details concerning the strategic plan on September 30, 2004 and December 14, 2004. It is our intention to be optimally positioned to maximize strategic opportunities as they arise and leverage our acknowledged strengths in high reliability networks and strong customer loyalty. We are driving our business forward on a platform of integrity with a focus on cash, costs and revenues as strategic goals. We remain committed to our business strategy of technology and solutions evolution in helping our customers transform their networks and implement new applications and services to drive improved productivity, reduced costs and revenue growth.

The principal components of the strategic plan are:

•	a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer;
•	a streamlined organizational structure to reflect alignment with carrier converged networks;
•	an increased focus on the enterprise market and customers;
•	optimized R&D programs for highly secure, available and reliable converged networks;
•	the establishment of a chief strategy officer to drive partnerships, new markets and acquisitions;
•	the establishment of a chief marketing officer to drive overall marketing strategy;
•	the strategic review of embedded services to assess opportunities in the professional services business; and
•	a distinct focus on government and defense customers.

Our strategic plan also includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending. Our workforce actions are focused to disproportionately protect customer and sales facing roles as well as continue our focus on new innovative solutions. We anticipate cost savings of approximately $500 in 2005 related to this work plan, partially offset by planned investments in certain strategic areas such as the finance organization.

For further information related to our work plan, see “Results of operations — Continuing operations — Consolidated operating expenses — Special charges”.

In 2005, we are focusing on regions and networking solutions that we believe will be areas of potential growth and importance to our customers. On a regional basis, we see potential significant growth opportunities in emerging markets such as China and India. Evidence of our focus on these emerging market opportunities includes our contract with Bharat Sanchar Nigram Limited, or BSNL, to establish a wireless network in India, our investment in Sasken Communication Technologies Ltd. of India to develop new software and deploy our networking equipment and our planned joint venture with China Putian Corporation. Globally, we believe security and reliability for service provider networks are increasingly important to governments, defense interests and enterprises around the world.

In 2005, we expect our Management EBT to increase as compared to 2004 primarily due to expected higher revenues, the impact of cost savings generated by our work plan, and lower costs resulting from the substantial completion of our restatement activities. We expect that the increase will be partially offset by increased investment costs in certain parts of the business and accruals for expected employee bonuses for 2005 which were not incurred in 2004. The expected increase in Management EBT is also expected to be partially offset by increased special charges in 2005 compared to 2004 associated with our work plan and an expected absence of gain on sale of businesses and assets and income tax recoveries that were included in our 2004 results.

For the first quarter of 2005, we expect modest growth in revenues compared to the first quarter of 2004, gross margins to be in the range of 40 to 44 percent of revenue, operating expenses to increase slightly compared to the first quarter of 2004 and an ending cash balance of approximately $3,500.

How we measure performance

Our CEO has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. In 2004, each reportable segment was managed separately with each segment manager reporting directly or indirectly to the CEO. The CEO relies on the information derived directly from our management reporting system. Commencing in the second quarter of 2004, in conjunction with the appointment of William A. Owens as our president and chief executive officer, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments was Management EBT. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. See “Segment information — General description” in note 5 of the accompanying consolidated financial statements.

Each reportable segment is also allocated resources and assets based on whether projected customer demand would support additional investment. We make adjustments to resources and assets within a reportable segment in response to market conditions or where opportunities for improved efficiencies present themselves. Working capital for each segment is primarily managed by our regional finance organization which manages accounts receivable performance and by our global operations organization which manages inventory and accounts payable. Our other significant assets including cash and cash equivalents, deferred income taxes, goodwill and a significant portion of plant and equipment that relate to real estate and information systems infrastructure are managed at a corporate level and are not allocated to or managed by our segments.

Our financial targets focus on cash, costs and revenue. We expect to achieve targeted improvements in cash flow from operations by driving improved earnings performance and working capital management. We measure working capital performance through the use of working capital metrics (see “Liquidity and capital resources — cash flows”). In particular, we are focused on improvements in accounts receivable performance and levels of inventory.

We have also set targets for cost reductions that include reducing our operating expenditures, which is our combined SG&A and R&D spending, as a percentage of revenue. We are also focused on maximizing cost effectiveness as we continue to experience pricing pressures for many of our products. We expect operating expenses as a percent of revenue to trend towards the low 30’s by the end of 2005 primarily driven by benefits from our previously announced restructuring work plan and reductions in restatement, accounting and reporting costs. We have implemented a variety of programs to drive lower costs including our work plan which targets a reduction of approximately 3,250 employees and cost savings of approximately $500 on an annual basis. Our model of outsourced manufacturing, including our agreement with Flextronics, is important to maximizing our long term cost effectiveness.

As a global supplier in the communications equipment market, one of the keys to our long term success is revenue growth. In addition to efficiently providing global sales and support and product development, it is important that we maintain or gain market share for us to be viewed by our customers as a long term, innovative networking solutions supplier. We are focusing on government, security and services to drive revenue growth as evidenced by our recent announcement of our planned acquisition of PEC Solutions, Inc., or PEC.

In addition to the above financial measures, we also monitor performance in the following areas: status with our key customers on a global basis; the achievement of expected milestones of our key R&D projects; and the achievement of our key strategic initiatives. In an effort to ensure we are creating value for our customers and maintaining strong relationships with those customers, we monitor our project implementation, customer service levels and the status of key contracts. We also conduct regular customer satisfaction and loyalty surveys to monitor customer relationships. With respect to our R&D projects, we measure content, quality and timeliness versus project plans. Our key strategic initiatives include our finance transformation project which will include, among other things, implementing a new information technology program (SAP) to provide an integrated global financial system; our supply chain evolution strategy with Flextronics; planned new joint ventures in Asia; and improvements in the effectiveness of our strategic alliances.

Developments in 2004 and 2005

2004 consolidated results summary

Summary of consolidated statements of operations data:

		% of		% of		% of
(millions of U.S. dollars)	2004	revenues	2003	revenues	2002	revenues

Revenues	$9,828		$10,193		$10,994
Gross profit	4,093	42	4,332	43	3,855	35

Selling, general and administrative expense	2,124	22	1,931	19	2,532	23
Research and development expense	1,959	20	1,965	19	2,084	19
Amortization of intangibles	10	–	3	–	19	–
Special charges
Goodwill impairment	–	–	–	–	264	2
Other special charges	180	1	285	3	1,358	13
(Gain) loss on sale of businesses and assets	(98)	(1)	(4)	–	(4)	–

Operating earnings (loss)	(82)	–	152	2	(2,398)	(22)

Other income (expense) — net	240	2	433	4	(28)	–
Interest expense
Long-term debt	(108)	(1)	(98)	(1)	(135)	(1)
Other	(8)	–	(26)	–	(55)	(1)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	42	1	461	5	(2,616)	(24)
Income tax benefit (expense)	29	–	33	–	438	4

	71	1	494	5	(2,178)	(20)
Minority interests — net of tax	(13)	–	(28)	–	32	–
Equity in net loss of associated companies — net of tax	–	–	(36)	(1)	(17)	–

Net earnings (loss) from continuing operations	58	1	430	4	(2,163)	(20)
Net earnings (loss) from discontinued operations — net of tax	49	–	184	2	(101)	(1)

Net earnings (loss) before cumulative effect of accounting change	107	1	614	6	(2,264)	(21)
Cumulative effect of accounting change — net of tax	–	–	(12)	–	–	–

Net earnings (loss)	$107	1	$602	6	$(2,264)	(21)

Our revenues declined by approximately 4% in 2004 compared to 2003 and declined by approximately 7% in 2003 compared to 2002. In 2004 compared to 2003, revenues declined across all segments with the exception of Wireless Networks which increased 10%. In 2004, our consolidated revenues were $2,615 in the fourth quarter, $2,179 in the third quarter, $2,590 in the second quarter and $2,444 in the first quarter, with the fourth quarter generally being our strongest quarter of the year. Wireless Networks continues to be our largest segment, with revenues of $4,839 representing 49% of our 2004 consolidated revenues, compared to revenues of $4,389 representing 43% of our 2003 consolidated revenues.

Our gross margin decreased slightly to 42% in 2004 compared to 43% in 2003. The slight decrease was primarily due to pricing pressures on certain of our products due to increased competition, unfavorable product mix, an estimated project loss of approximately $160 recorded in 2004 related to a wireless network contract with BSNL in India that we entered into in August 2004 and lower sales volume. This was partially offset by continued improvements in our cost structure, lower inventory and warranty provisions and decreased expenses related to our employee bonus plans in 2004. For further information related to the BSNL contract, see “Other business developments — Bharat Sanchar Nigram Limited”.

SG&A expense increased by 3% as a percentage of revenues in 2004 compared to 2003 primarily due to increased costs related to our restatement activities, unfavorable foreign exchange rate fluctuation impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar, increased employee related expenses and lower net trade and customer financing receivable recoveries in 2004.

R&D expense increased by approximately 1% as a percentage of revenues in 2004 compared to 2003 primarily due to unfavorable foreign exchange impacts, partially offset by the continued impact of our workforce reductions.

Special charges decreased substantially in 2004 compared to 2003 because a substantial portion of activities associated with our restructuring work plan initiated in 2001 has been completed. These activities included workforce reductions, contract settlements and facility closures. This was partially offset by special charges associated with the implementation of our new strategic plan, including a new restructuring work plan initiated in 2004. For further information related to our 2004 work plan, see “Results of Operations — continuing operations — Consolidated operating expenses — Special charges”.

Gain on sale of businesses and assets was $98 in 2004 compared to $4 in 2003. The $98 gain was primarily due to a gain of approximately $30 related to the sale of our directory and operator services, or DOS, business to VoltDelta Resources LLC, or VoltDelta, and a gain of $78 related to the sale of certain assets in CALA.

Our discontinued operations contributed $49 of net earnings in 2004 compared to $184 of net earnings in 2003. The $49 of net earnings was primarily the result of a customer financing agreement that was restructured and a gain related to the reassessment of our remaining provisions for discontinued operations in 2004. For further information related to discontinued operations, see “Results of Operations — discontinued operations”.

We reported net earnings before cumulative effect of accounting changes of $107 in 2004 compared to net earnings before cumulative effect of accounting changes of $614 in 2003 primarily due to the factors mentioned above.

We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our 2004 financial statements, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our 2004 financial statements. These adjustments include, among other items, an Asia Optical revenue deferral of approximately $80 and a Brazil foreign exchange gain of approximately $32, both of which were recorded in the third quarter of 2004. We also recorded a revenue deferral of approximately $50 in the fourth quarter of 2004 related to an EMEA Wireless contract, which revenue was previously recognized primarily in 2002 and 2003. We determined that this revenue should have been deferred and recognized upon delivery of the undelivered elements such as services and/or hardware. The aggregate impact of the adjustments relating to prior periods to our 2004 results was not material to our financial statements or to any individual segment or geographic region, and resulted in a net reduction of approximately $60 to our net earnings (loss), primarily driven by a net reduction of approximately $60 in our 2004 gross profit of $4,100. These adjustments were immaterial to our 2003, 2002 and prior year results.

Nortel Audit Committee Independent Review; restatements; related matters

Comprehensive Review and First Restatement

In May 2003, we commenced certain balance sheet reviews at the direction of certain members of former management that led to the Comprehensive Review, which resulted in the First Restatement. See the “Controls and Procedures” section of this report.

In connection with the Comprehensive Review, Deloitte & Touche LLP, or Deloitte, our independent auditors, informed the Audit Committee on July 24, 2003 of a “reportable condition” that did not constitute a “material weakness” in our internal control over financial reporting (throughout this report with respect to dates and periods ended before December 31, 2004, “reportable condition” and “material weakness” have the meanings as formerly set forth under standards established by the American Institute of Certified Public Accountants, or AICPA, which are applicable for 2003; with respect to dates and periods ending on or after December 31, 2004, “material weakness” has the meaning set forth under Public Company Accounting Oversight Board Auditing Standard No. 2 throughout this report). Later, on November 18, 2003, as part of the communications by Deloitte to the Audit Committee with respect to Deloitte’s interim audit procedures for the year ended December 31, 2003, Deloitte informed the Audit Committee that it had identified certain reportable conditions, each of which constituted a material weakness in our internal control over financial reporting. These material weaknesses identified in the First Restatement were also later identified in connection with the Second Restatement together with certain additional material weaknesses in our internal control over financial reporting, as described in greater detail in the “Controls and Procedures” section of this report.

Independent Review

In late October 2003, the Audit Committee initiated, and engaged WCPHD to advise it in connection with, the Independent Review in order to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that our Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions (also called accruals, reserves, or accrued liabilities) in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership. As the Independent Review evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As discussed more fully in the “Controls and Procedures” section of this report, the Independent Review concluded that former corporate management (now terminated for cause) and former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with U.S. GAAP in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed pro forma earnings before taxes targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.

Second Restatement

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases, down to a low threshold. That examination, and other errors identified by management, led to the Second Restatement. On January 11, 2005, we filed our 2003 Annual Report on Form 10-K in which we restated our results for the years ended December 31, 2002 and 2001. For more information regarding the Second Restatement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Reports, Item 9A of the 2003 Annual Reports and note 3 to the consolidated financial statements that accompany the 2003 Annual Reports.

Material weaknesses in internal control over financial reporting

As described above and in the “Controls and Procedures” section of this report, two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of the Second Restatement process, we and Deloitte identified a number of additional material weaknesses in our internal control over financial reporting, as further described in the “Controls and Procedures” section of this report. On January 10, 2005, Deloitte confirmed to the Audit Committee the material weaknesses listed below:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	lack of compliance with Nortel procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities including those described in SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation”, or SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary included in the 2003 Annual Reports, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

The first five of these six material weaknesses continued to exist at December 31, 2004. We continue to identify, develop and implement remedial measures to address these material weaknesses in our internal control over financial reporting, as described in the “Controls and Procedures” section of this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, management has assessed our internal control over financial reporting as at December 31, 2004, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on that assessment, management determined that the first five of the six material weaknesses listed above continued to exist as at December 31, 2004. Because of these material weaknesses, management believes that, as at December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria. Our independent auditors have issued an attestation report with respect to that assessment and conclusion.

Management also determined, based on that assessment, that the sixth material weakness, relating to an inappropriate ‘tone at the top’, was eliminated as at December 31, 2004 as a result of certain modifications to our internal control over financial reporting, remedial measures and other actions. See the “Controls and Procedures” section of this report.

Revenue Independent Review

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee is reviewing the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review, or the Revenue Independent Review.

Personnel actions

In connection with the Independent Review, we have, among other actions, terminated for cause:

•	our former president and chief executive officer, former chief financial officer and former controller in April 2004 (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004); and
•	seven additional senior finance employees with, or who had, significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions in August 2004.

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

Throughout 2004 and into 2005, we obtained waivers from EDC with respect to these matters to permit continued access to the EDC Support Facility in accordance with its terms while we and NNC worked to complete our filing obligations. The waivers also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to our and NNC’s prior financial results, or the Related Breaches. In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the applicable waiver period. The $300 revolving small bond sub-facility will not become committed support until all delayed filings have been filed with the SEC, the trustees under our and NNC’s public debt indentures and EDC and we obtain a permanent waiver of the Related Breaches.

We and NNC expect that the filing of the 2005 First Quarter Reports will be delayed and expect to file the 2005 First Quarter Reports by the end of May 2005. On April 29, 2005, we obtained a new waiver from EDC of certain defaults and related breaches by us under the EDC Support Facility. The new waiver remains in effect until the earliest of certain events including the date on which we and NNC have filed the 2004 Annual Reports and the 2005 First Quarter Reports, or May 31, 2005. If we and NNC fail to file the 2005 First Quarter Reports by May 31, 2005, EDC will have the right (absent a further waiver) to terminate the EDC Support Facility, exercise certain rights against collateral or require us to cash collateralize all existing support. In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. Accordingly, beginning on the earlier of the date upon which we and NNC file the 2004 Annual Reports and the 2005 First Quarter Reports with the SEC and May 31, 2005, EDC will have the right to terminate or suspend the EDC Support Facility notwithstanding the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. While we intend to seek a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that we will receive any waiver or as to the terms of any such waiver.

As of April 15, 2005, there was approximately $223 of outstanding support utilized under the EDC Support Facility, approximately $155 of which was outstanding under the small bond sub-facility. See “Available support facility” and “Risk factors/forward looking statements”.

Credit facilities and security agreements

On April 28, 2004, we notified the lenders under our and Nortel Networks Inc., or NNI, $750 April 2000 five year credit facilities, or the Five Year Facilities, that we were terminating these facilities. Absent such termination, the banks would have been permitted, upon 30 days’ notice, to terminate their commitments under the Five Year Facilities as a result of our inability to file our 2003 Annual Report on Form 10-K by April 29, 2004. Upon termination, the Five Year Facilities were undrawn.

As a result of the termination of the Five Year Facilities, certain foreign security agreements entered into by us and various of our subsidiaries, under which shares of certain of our subsidiaries incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of our and NNC’s outstanding public debt securities, also terminated in accordance with their terms (see note 23 of the accompanying consolidated financial statements). In addition, guarantees by certain subsidiaries of ours incorporated outside of the U.S. and Canada terminated in accordance with their terms. Security agreements remain in place under which substantially all of our assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of our U.S. and Canadian subsidiaries, are pledged in favor of EDC and the holders of our and NNC’s outstanding public debt securities. In addition, the guarantees by certain of our wholly owned subsidiaries, including NNI, most of our Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, of our obligations under the EDC Support Facility and our and NNC’s outstanding public debt securities, remain in place. See “Liquidity and capital resources”.

Debt securities

With the filing of the 2004 Annual Reports with the SEC and the delivery of the 2004 Annual Reports to the trustees under our and NNC’s public debt indentures, we and NNC will be in compliance with our delivery obligations under the public debt indentures.

However, as a result of the expected delay in filing the 2005 First Quarter Reports, we and NNC may not be in compliance with our obligations to deliver the 2005 First Quarter Reports to the trustees under our and NNC’s public debt indentures if such reports are filed after May 25, 2005. Any non-compliance with the delivery obligations under the public debt indentures with respect to the 2005 First Quarter Reports will not result in an automatic event of default and acceleration of the outstanding long-term debt of NNC and us and such default and acceleration could not occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant series of debt securities is provided to us or NNC, as applicable, and we or NNC, as applicable, failed to deliver the 2005 First Quarter Reports within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004 as a result of the delayed filing of the Reports, neither we nor NNC has received such a notice to the date of this report. If notice were given and acceleration of our and NNC’s debt securities were to occur, we may be unable to meet our payment obligations. If notice with respect to the delayed filing of the 2005 First Quarter Reports were given, we believe that it is probable that we and NNC would file and deliver the 2005 First Quarter Reports within 90 days of receipt of such a notice.

Shelf registration statement

Owing to the delayed filing of the Reports and the expected delay in filing the 2005 First Quarter Reports, we are currently unable to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC on May 13, 2002 for various types of securities. After we have become current and timely with our SEC filings for a period of twelve months, we will again become eligible for short form shelf registration with the SEC. See “Liquidity and capital resources” and “Risk factors/forward looking statements”.

Credit ratings

On April 28, 2004, Standard and Poor’s, or S&P, downgraded its ratings on us, including our long-term corporate credit ratings from “B” to “B-” and our preferred shares rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. On April 28, 2004, Moody’s Investors Service, Inc., or Moody’s, changed its outlook to potential downgrade from uncertain. See “Liquidity and capital resources — Credit ratings” and “Risk factors/forward looking statements”.

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

In addition, numerous class action complaints have been filed against us and NNC, including class action complaints under the Employee Retirement Income Security Act, or ERISA. In addition, a derivative action complaint has been filed against NNC. These pending civil litigation actions and regulatory and criminal investigations are significant and if decided against us, could materially adversely affect our results of operations, financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Liquidity and capital resources”, “Legal proceedings” and “Risk factors/forward looking statements”.

On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in the securities of Nortel Networks Corporation and Nortel Networks Limited. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities laws. Because such filing would require amendments to each of the quarterly periods of 2003 and for earlier periods including 2002 and 2001, which we do not believe to be feasible for the same reasons mentioned in the “Controls and Procedures” section of this report with respect to the restatement of 2000 selected financial data, we and NNC plan to apply to the OSC to have this order revoked once we and NNC have become current with our filing obligations for 2005 under Ontario securities law. The OSC may, in its discretion, revoke the order where in its opinion to do so would not be prejudicial to the public interest.

As a result of our delay in filing the Reports and the expected delay in filing the 2005 First Quarter Reports, we were and expect to be in breach of the continued listing requirements of the NYSE and TSX. We and NNC continue to co-operate with the NYSE and the TSX concerning our and NNC’s delay in filing our financial reports. As of the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of Nortel Networks Corporation common shares and other of our or NNC’s listed securities. The commencement of any suspension or delisting procedure by either exchange remains, at all times, at the discretion of such exchange, and would be publicly announced by the exchange. See “Risk factors/forward looking statements”.

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

Due to the suspension of the stock purchase plans as referred to above, in lieu of the employer portion of stock purchase plan contributions, we made equivalent pre-tax payments to eligible employees during the year ended December 31, 2004 totaling $7, which were recorded as compensation expense.

Evolution of our supply chain strategy

On June 29, 2004, we announced an agreement with Flextronics regarding the divestiture of substantially all of our remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar operations at our Monkstown, Northern Ireland and Chateaudun, France locations, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire our global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

We have entered into a four year supply agreement with Flextronics for manufacturing services (whereby Flextronics will manage approximately $2,500 of our annual cost of revenues) and a three year supply agreement for design services. The transfer of the optical design operations and related assets in Ottawa and Monkstown closed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction related to the manufacturing activities in Montreal. We previously reported that the portion of the transaction related to the manufacturing activities in Calgary is expected to close in the second quarter of 2005 and that the balance of the transaction is expected to close on separate dates occurring during the first half of 2005. We and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, we and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 of our employees to Flextronics. We expect to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing. We previously announced that the estimated cash proceeds would be received substantially in 2005. We and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. As of the first quarter of 2005, we have received proceeds of approximately $85. Flextronics also has the ability in certain cases to exercise rights to sell back to us certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. We do not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. The allocation of proceeds related to this transaction will be subject to an assessment of fair values related to the separate components included therein. Direct transaction costs and other costs associated with transferring operations to Flextronics (including transition, potential severance, information technology implementation and real estate costs) are expected to be incurred. As at December 31, 2004, direct transaction costs of $10 have been deferred as other assets and will be recognized as a cost of the ultimate divestiture of the operations.

Other business developments

Directory and operator services business

On August 2, 2004, we completed the contribution of certain fixed assets, intangible assets including customer contracts, software and other licenses, and liabilities of our DOS business to VoltDelta, a wholly owned subsidiary of Volt Information Sciences, Inc., or VIS, in return for a 24 percent interest in VoltDelta which was valued at $57. After a period of two years, we and VIS each have an option to cause us to sell our VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 of our DOS employees in North America and Mexico joined VoltDelta. This non-monetary exchange has been recorded at fair value, and we recorded a gain of $30 within sale of businesses and assets during 2004. The purchased option was initially recorded at a fair value of $4 and is being assessed for impairment throughout the term until exercise or expiration occurs. The written option is being marked to market through other income (expense) - net each period until exercise or expiration occurs. As of December 31, 2004, the estimated fair value of the written option was $9, which has been recorded in accrued liabilities. We are providing certain transitional services to VoltDelta over a ten year period and the expected proceeds of $4 are being recognized on a straight-line basis over the service term into other income (expense) — net. We are accounting for our investment in VoltDelta under the equity method and our proportionate share of VoltDelta’s net earnings of $3 since August 2, 2004 has been included in equity in net earnings (loss) of associated companies during 2004.

Bharat Sanchar Nigram Limited contract

In August 2004, we entered into a contract with BSNL to establish a wireless network in India which we expect to generate approximately $500 in revenues to be recognized substantially in 2005. We believe that this contract has strategic importance and we expect that it will position us to capitalize on India’s potentially significant future growth for our long term benefit. Our commitments to date for orders received as of December 31, 2004 under this contract have resulted in an estimated project loss of approximately $160, which has been recorded as a charge to cost of revenues and accrued within contractual liabilities in 2004. We expect to record an additional loss of approximately $35 in the first half of 2005 as a result of additional orders received in that period. The losses on this contract are primarily driven by the pricing pressures as a result of the competitive nature of India’s telecom market and also our start up costs to become a significant GSM vendor in this market. We believe that the revenue volumes driven by this contract will create cost reduction benefits for our overall GSM business.

In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to an additional 50% of the existing contract level to allow for business expansion. We expect that there is the potential for further product losses, which will be determined by the product mix and magnitude of additional orders.

Joint Ventures

On January 20, 2005, we signed a Joint Venture Framework Agreement with China Putian Corporation to establish a joint venture for R&D, manufacture and sale of third generation (3G) mobile telecommunications equipment and products to customers in China. We expect to enter into a definitive joint venture agreement by June 30, 2005. We anticipate that we will own 49% of the joint venture and China Putian will own 51%.

On January 23, 2005, we signed a Memorandum of Understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to execution of a definitive agreement. We expect to complete this transaction in the second half of 2005. We anticipate that we will own 50% plus one share of the joint venture.

Optical components operations

On December 2, 2004, we entered into a restructuring agreement with Bookham Technology plc, or Bookham, a sole supplier of key components of our Optical Networks business. See “Acquisitions, divestitures and closures” in note 9 of the accompanying consolidated financial statements. In February 2005, we agreed to waive for a period of time minimum cash balance requirements under certain Bookham notes and in March 2005, to adjust the prepayment provisions of these notes and to amend our supply agreement with Bookham to provide Bookham with financial flexibility to continue the supply of components for our Optical Networks products. See “Related party transactions” in note 19 of the accompanying consolidated financial statements.

Acquisitions

On April 26, 2005, we announced that Nortel Networks Inc., a wholly owned subsidiary of NNL had entered into an agreement with PEC, providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 million (net of cash acquired) in the aggregate, plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. We currently expect to complete the acquisition during the second quarter of 2005.

Results of operations — continuing operations

Consolidated revenues

The following chart summarizes our quarterly revenues for 2004 and 2003:

2004 vs. 2003

In 2004, there was increased spending in the industry compared to 2003 by both service provider and enterprise customers as certain service provider customers began to expand and upgrade their existing networks, including next generation wireless technologies and VoIP solutions. This increase in industry spending was strongest in the build-out of new technologies in both established and emerging markets and with the build-out of traditional technologies in emerging markets. Although there was increased spending in the industry by both service provider and enterprise customers we experienced a decline in revenue in 2004 compared to 2003. There was decreased spending on our overall traditional technologies as customers continued to transition to next generation technologies. This decreased spending on traditional technologies outpaced the increased spending on new technologies with many of our customers realigning capital spending with their current levels of earnings in order to maximize their return on invested capital. Also, excess network capacity and competition continued to exist in the industry, which led to continued pricing pressures on the sale of certain of our products.

Our consolidated revenues decreased 4% in 2004 compared to 2003 primarily due to declines across all segments with the exception of Wireless Networks which increased 10%.

Wireless Networks revenues increased 10% in 2004 compared to 2003 primarily due to increased spending by our wireless service provider customers on our GSM and UMTS technologies as a result of new contracts with certain customers as they continue to transition to next generation technologies and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

Enterprise Networks declined 9% in 2004 compared to 2003 primarily due to a substantial decline in revenues of our traditional circuit switching products and interactive voice response products. This substantial decline was primarily due to the recognition of revenues in 2003 deferred from prior periods that did not occur to the same extent in 2004 as described below under “Enterprise Networks revenues”. We also experienced declines in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. In addition, we experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition.

Wireline Networks revenues declined 14% in 2004 compared to 2003 primarily due to a substantial decline in our traditional circuit switching revenues, which continued to decline at a faster rate than the growth in our next generation wireline technologies.

Optical Networks revenues declined 23% in 2004 compared to 2003 primarily due to a substantial decline in the optical long-haul portion of this segment due to reduced customer spending and ongoing pricing pressures. The revenues of the metro optical portion of this segment increased significantly and surpassed long-haul revenues in terms of volume in 2004. In addition, a substantial portion of the decline was due in part to a cumulative correction of revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual post-contract support, or PCS, and other services, as described below under “Optical Networks revenues”.

2005

Although we experienced a decline in revenue in 2004 compared to 2003, based on current customer orders in emerging markets, particularly in Asia and CALA and increased deployments of VoIP and next generation wireless technologies, including UMTS, we believe that we are well positioned to grow our revenues in 2005. For example, throughout 2004 and into 2005, we announced several new contracts across all of our reportable segments, but primarily in our Wireless Networks segment, as certain service provider customers began to expand and upgrade their existing networks and new network build-outs were started in emerging markets and as a result of new technologies.

For 2005, we expect overall revenue growth over 2004 primarily due to:

•	continued growth in our voice over packet technologies and our third generation wireless technologies;
•	expansion and enhancement of existing networks by our customers due to subscriber growth and competitive pressures;
•	build-out of the BSNL contract in the Asia Pacific region. For further information related to the BSNL contract, see “Other business developments — Bharat Sanchar Nigram Limited”;
•	anticipated growth in our Enterprise Networks business, particularly in our converged networks products;
•	expected focus on new technologies that create opportunities to optimize existing networks while limiting capital expenditures and operating costs;
•	expected continued growth in metro optical and carrier VoIP; and
•	expected focus on new product areas, such as Wireless Local Area Networks, or WLAN, and carrier routing.

Revenue growth generated from spending by our customers in the above areas of our business is expected to be partially offset by revenue declines from:

•	customers limiting their investment in mature technologies as they focus on maximizing return on invested capital;
•	pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers;
•	consolidation of service providers which may reduce overall spending on telecom equipment; and
•	the impact of our financial restatement activities and the internal restructuring and realignment programs that were initiated in August 2004. For additional information, see “Business overview — Our business environment”. While customer support generally remains strong, we believe that these activities had an adverse impact on business performance in 2004 and will continue to have an adverse impact into 2005.

See “Risk factors/forward looking statements” for other factors that may affect our revenues.

Segment revenues

The following table summarizes our revenues for 2004, 2003 and 2002, by segment:

	For the years ended December 31,			2004 vs 2003		2003 vs 2002
	2004	2003	2002	$ Change	% Change	$ Change	% Change

Wireless Networks	$4,839	$4,389	$4,161	$450	10	$228	5
Enterprise Networks	2,354	2,589	2,415	(235)	(9)	174	7
Wireline Networks	1,723	2,005	2,572	(282)	(14)	(567)	(22)
Optical Networks	906	1,179	1,815	(273)	(23)	(636)	(35)
Other (a)	6	31	31	(25)	(81)	–	–

Consolidated	$9,828	$10,193	$10,994	$(365)	(4)	(801)	(7)

(a)	“Other” represented miscellaneous business activities and corporate functions.

Wireless Networks revenues

The following chart summarizes recent quarterly revenues for Wireless Networks:

2004 vs. 2003

Wireless Networks revenues increased 10% in 2004 compared to 2003 primarily due to increased spending by our service provider customers on our GSM and UMTS technologies. This was a result of new contracts with certain customers as they continued to transition to next generation technologies and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

GSM revenues increased substantially in 2004 compared to 2003. The substantial increase was across all regions primarily as a result of new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand or enhancing their networks to support more sophisticated communication services.

UMTS revenues increased substantially in 2004 compared to 2003 primarily due to increased subscriber demand, new contracts with certain service provider customers and other customers expanding their existing networks and the continued transition to this next generation technology.

CDMA revenues increased slightly in 2004 compared to 2003 due to an increase in the U.S. and substantial increases in EMEA and CALA. The increases in these regions were primarily due to new contracts with certain service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand. These increases in revenues were partially offset by substantial declines in Asia Pacific and Canada primarily due to the completion of certain customer network deployments during the first half of 2003.

TDMA revenues declined substantially in 2004 compared to 2003 primarily due to the continued transition by customers to newer wireless technologies. The substantial decline was primarily due to customers across all regions continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In 2004, TDMA revenues accounted for less than 2% of total Wireless Networks revenues compared to 6% of total Wireless Networks revenues in 2003.

2003 vs. 2002

Wireless Networks revenues increased 5% in 2003 compared to 2002 due to a 31% increase in the second half of 2003 partially offset by a 17% decrease in the first half of 2003 compared to the same periods in 2002. The 31% increase in the second half of 2003 was primarily due to increased spending by our service provider customers on our GSM, CDMA and UMTS technologies as a result of new contracts with certain customers and other customers expanding their existing networks to meet increased subscriber demand. The 17% decline in the first half of 2003 was primarily due to the ongoing focus by service providers on capital and cash flow management and increased competition for customers by service providers. As a result, many of our customers heavily scrutinized their capital expenditure requirements and postponed or reduced their capital spending during the first six months of 2003.

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

The significant decrease in GSM revenues in the first half of 2003 compared to the same period in 2002 was primarily due to substantial declines in Canada and Asia Pacific and a significant decline in the U.S. The substantial decline in Asia Pacific was mainly due to a decline in the overall growth rate of GSM technology deployments by service providers in the second half of 2002 and the first half of 2003. As of the beginning of the first quarter of 2003, many of our GSM customers in Asia Pacific had completed their current network deployments and, as a result, they had sufficient capacity to meet additional subscriber demand. The substantial decline in Canada and the significant decline in the U.S. were mainly due to the completion of network deployments by certain service providers. In EMEA and CALA, GSM revenues increased substantially in the first half of 2003 primarily due to new contracts with certain service providers.

UMTS revenues increased substantially in 2003 compared to 2002. This substantial increase was primarily due to new contracts with certain service providers and the continued transition to this next generation technology.

TDMA revenues declined substantially in 2003 compared to 2002 primarily due to the continued transition to newer wireless technologies. The substantial decline was primarily due to customers in the U.S. and CALA continuing to migrate from the mature TDMA technology to GSM and CDMA technologies. In 2003, TDMA revenues accounted for less than 6% of total Wireless Networks revenues, down from 11% in 2002.

2005

We continue to expect a growing percentage of our Wireless Networks revenues to come from our UMTS technology driven by strong growth anticipated in EMEA and Asia Pacific and moderate growth anticipated in other global markets. For 2005, we expect overall revenue growth over 2004 primarily due to anticipated growth in our next generation wireless technologies, expansion and enhancement of existing networks by our customers due to subscriber growth and competitive pressures, build-out of the BSNL contract in the Asia Pacific region and focus on our new product areas, such as WLAN.

Spending by our customers in the above areas of our business is expected to be partially offset by pricing pressures on sales of certain of our products as a result of increased competition, particularly from low cost suppliers.

While we have seen encouraging indicators in certain areas of the wireless market, we can provide no assurance that these growth areas that have begun to emerge will continue in the future.

Enterprise Networks revenues

The following chart summarizes recent quarterly revenues for Enterprise Networks:

2004 vs. 2003

Enterprise Networks revenues decreased 9% in 2004 compared to 2003 due to a significant decrease in the circuit and packet voice portion of this segment and a slight decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment decreased significantly primarily due to a substantial decrease in revenues associated with our traditional circuit switching and interactive voice response products primarily in the U.S. This substantial decrease in revenues was primarily a result of the release of certain software, including the general availability of Succession 3.0 in the fourth quarter of 2003. The general availability of this software triggered the recognition of associated revenues deferred from prior periods, resulting in a net increase in revenues of $150 in 2003 ($300 in the fourth quarter of 2003) that did not occur to the same extent in 2004. In addition, revenues from certain products associated with various software upgrade marketing programs initiated in 2004 did not meet the criteria for revenue recognition in 2004 and were deferred to future periods. This decrease was partially offset by an increase in revenues across all regions primarily associated with our converged Internet Protocol, or IP, telephony solutions as customers continued to migrate towards converged packet voice solutions from our traditional circuit switching products.

Revenues associated with the data networking and security portion of this segment decreased slightly primarily due to a decline in revenues associated with our legacy routing portfolio and associated declines in new service contracts and service contract renewals. We also experienced a decline in revenue from certain of our data networking products primarily due to pricing pressures driven by increased competition. In addition, in 2003, we recognized revenues of approximately $60 compared with revenues of approximately $30 in 2004 primarily in the U.S. associated with the delivery of certain data switch upgrades. These declines were partially offset by growth from improved market penetration of certain new products.

2003 vs. 2002

Enterprise Networks revenues increased 7% in 2003 compared to 2002 due to a substantial increase in the circuit and packet voice portion of this segment offset by a significant decrease in the data networking and security portion of this segment.

Revenues from the circuit and packet voice portion of this segment increased substantially in 2003 compared to 2002. We experienced a substantial increase in revenues associated with our traditional circuit switching and interactive voice response solutions primarily in the U.S. as a result of the release of certain software, including the general availability of Succession 3.0 in the fourth quarter of 2003. The general availability of this software triggered the recognition of associated revenues deferred from prior periods, resulting in a net increase in revenues of $150 in 2003 ($300 in the fourth quarter of 2003). In addition, there was a substantial increase in revenues associated with our IP telephony solutions as customers continued to migrate towards converged packet voice solutions.

Revenues associated with the data networking and security portion of this segment decreased significantly in 2003 compared to 2002. The significant decrease in revenues was primarily due to a decline in new service contracts and service contract renewals, a decline in revenues associated with our legacy routing portfolio and a decline in revenue from certain of our data networking solutions primarily due to pricing pressures driven by increased competition. This was partially offset by a net increase due to the recognition of previously deferred revenues associated with the delivery of certain data switch upgrades of approximately $60 in 2003.

Enterprise Networks revenues declined sequentially in the first and second quarters of 2003 and increased sequentially in the third and fourth quarters of 2003. The sequential declines in the first half of 2003 were primarily due to customers having sufficient network capacity, continued capital spending restrictions by our customers and delays associated with the establishment of new channel relationships to address demand from small and medium sized enterprise customers. The sequential increases in revenues in the second half of 2003 were primarily due to sequential increases in revenues associated with our IP telephony solutions as our customers continued to migrate toward packet voice solutions as well as revenue recognized due to the release of certain software including Succession 3.0 in the fourth quarter of 2003. Further, we experienced sequential revenue increases in the third and fourth quarters of 2003 from our interactive voice response and security products as a result of certain new product releases in the second half of 2003.

2005

In 2005, we expect that data, voice and multimedia communications will continue to converge, and enterprises will look for ways to maximize the effectiveness of their existing networks while reducing ongoing capital expenditures and operating costs. Also, we anticipate that demand will continue to decline for our traditional circuit switching solutions; however, it is difficult to determine the extent to which future declines in demand will occur as a result of the migration to voice over packet technologies. In 2005, we are focused on increasing our market presence with enterprise customers. In particular, we are focusing on key enterprise customers with high performance networking needs. While we have seen encouraging indicators in certain parts of the enterprise market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Wireline Networks revenues

The following chart summarizes recent quarterly revenues for Wireline Networks:

2004 vs. 2003

Wireline Networks revenues decreased 14% in 2004 compared to 2003 primarily due to a substantial decline in our traditional circuit switching product revenues.

Revenues from the circuit and packet voice portion of this segment decreased significantly primarily due to a substantial decline in our traditional circuit switching product revenues. The substantial decline in our traditional circuit switching product revenues was primarily due to continued reductions in capital expenditures by our U.S, Canada and EMEA service provider customers and a reduction in spending on our mature products in all regions. The substantial decline in traditional circuit switching product revenues was partially offset by the substantial increase in revenues related to our packet voice solutions in all regions but primarily in the U.S and CALA as customers transitioned to these next-generation products from our traditional circuit switching products.

Revenues from the data networking and security portion of this segment decreased significantly in 2004 compared to 2003 primarily due to substantial declines in the U.S. and Canada, and a significant decline in EMEA. In these regions, we experienced a decline in demand for our mature products primarily due to the ongoing shift towards IP-based technology.

2003 vs. 2002

Wireline Networks revenues decreased 22% in 2003 compared to 2002 primarily due to a substantial reduction in capital spending by our service provider customers as a result of the continued industry adjustment.

Revenues from the circuit and packet voice portion of this segment decreased substantially in 2003 compared to 2002 primarily due to a substantial decrease in the U.S in our traditional circuit switching product revenues and also uncertainty related to the impact of the Federal Communications Commission, or FCC, decision regarding the regulation of the availability of unbundled network elements, or UNEs, released on August 21, 2003 and subsequent judicial review and FCC reconsideration of the decision. The substantial decline in our circuit switching revenues was primarily due to the continuing impact of capital spending restrictions experienced by our service provider customers during 2003 and tightened capital markets mainly during the first half of 2003 across all regions. In addition, the decline was due in part to the completion of a major contract in CALA in the first quarter of 2002. Revenues from our packet voice solutions increased substantially across all regions except EMEA in 2003 compared to 2002 primarily due to new service provider contracts throughout 2003.

Revenues from the data networking and security portion of this segment decreased significantly in 2003 compared to 2002 primarily due to substantial declines in the U.S. and Asia Pacific and a significant decline in CALA. In these regions, we experienced a decline in demand for our mature products primarily due to the ongoing shift towards IP-based technology.

2005

In 2005, our service provider customers continue to increase the deployment of packet-based technologies in their communications networks as they look for ways to optimize their existing networks and offer new revenue generating services while limiting capital expenditures and operating costs. However, the timing of when service provider customers will deploy packet-based technologies on a wider scale is still unclear. The demand for our traditional circuit switching products has continued to decline as certain service providers continued to reduce their capital expenditures on these legacy technologies. While we have seen encouraging indicators in certain areas of the wireline service provider market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Optical Networks revenues

The following chart summarizes recent quarterly revenues for Optical Networks:

2004 vs. 2003

Optical Networks revenues decreased 23% in 2004 compared to 2003 primarily due to a substantial decline in the long-haul portion of this segment partially offset by a significant increase in the metro optical portion of this segment.

Revenues in the long-haul portion of this segment declined substantially in the U.S., Asia Pacific and EMEA, declined significantly in Canada and declined slightly in CALA. This was due in part to reduced spending by customers as they continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Significant excess inventories and capacity continued to exist in this portion of the segment which also resulted in ongoing pricing pressures across all regions. In addition, a substantial portion of the decline was a result of a cumulative correction made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002. These previously recognized revenues related to past sales of equipment to certain customers in the Asia Pacific region which we subsequently determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS. A corresponding correction was made in the third quarter of 2004 to the associated costs of revenues which should also have been deferred and recognized with the delivery of future contractual PCS and other services. The adjustment to correct for the previously recognized revenues resulted in a reduction in revenues of approximately $80 in the third quarter of 2004. These revenues and associated costs of revenues will be recognized in future periods during the remaining term of the PCS. As a result of the corresponding correction made to the associated costs of revenues, there was no significant impact on our gross margin in 2004.

Revenues in the metro optical portion of this segment increased significantly primarily due to certain service provider customers primarily in the U.S. and EMEA upgrading and expanding their existing networks. In 2004, the revenues in the metro optical portion of this segment surpassed the revenues in the long-haul portion.

2003 vs. 2002

Optical Networks revenues decreased 35% in 2003 compared to 2002. The decline was primarily the result of the continuing industry adjustment, excess capacity, tightened capital markets mainly during the first half of 2003 and reductions in capital spending by our EMEA, U.S. and Canada customers in both the long-haul and metro optical portions of this segment.

Revenues in the long-haul portion of this segment decreased substantially in 2003 compared to 2002 primarily due to the continuing industry adjustment, excess capacity, tightened capital markets mainly during the first half of 2003 and continued capital spending restrictions in the U.S., Canada and EMEA as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. In Asia Pacific, optical long-haul revenues declined substantially in 2003 compared to 2002 primarily due to the completion of network build-outs for certain customers in 2002 that were not repeated in 2003. In addition, significant excess inventories continued to exist in this portion of the segment which resulted in ongoing pricing pressures across all regions.

In the fourth quarter of 2002, we sold certain optical components assets to Bookham. As a result, our results in 2003 in the long-haul portion of this segment do not reflect revenues generated from these assets. In 2002, revenues generated from the optical components assets sold to Bookham were approximately 3% of the total Optical Networks revenues of $1,815.

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

2005

In 2005, our major customers in the optical long-haul portion of Optical Networks remain focused on maximizing return on their invested capital by increasing the capacity utilization rates and efficiency of existing networks. We expect that any additional capital spending by those customers in the near term will be increasingly directed to opportunities that enhance customer performance, revenue generation and cost reduction.

We anticipate an increase in demand for Dense Wavelength Division Multiplexing solutions within the metro optical portion of this segment. This expected increase is primarily due to new network deployments by certain customers and other customers expanding their networks, driven by emerging applications such as cable video on demand, all of which have resulted in increased demand for low cost, high capacity connectivity between network sites. As a result, we expect that the metro optical portion of this segment will continue to represent a larger percentage of overall Optical Networks revenues. While we have seen encouraging indicators in certain parts of the optical market, we can provide no assurance that the growth areas that have begun to emerge will continue in the future.

Geographic revenues

The following table summarizes our geographic revenues based on the location of the customer:

	For the years ended December 31,			2004 vs 2003		2003 vs 2002
	2004	2003	2002	$ Change	% Change	$ Change	% Change

United States	$4,833	$5,424	$5,809	$(591)	(11)	$(385)	(7)
EMEA(a)	2,580	2,366	2,500	214	9	(134)	(5)
Canada	568	587	648	(19)	(3)	(61)	(9)
Asia Pacific	1,253	1,307	1,484	(54)	(4)	(177)	(12)
CALA	594	509	553	85	17	(44)	(8)

Consolidated	$9,828	$10,193	$10,994	$(365)	(4)	$(801)	(7)

(a)	The Europe, Middle East and Africa region.

2004 vs. 2003

From a geographic perspective, the 4% decrease in revenues in 2004 compared to 2003 was primarily due to a:

•	11% decline in revenues in the U.S. primarily due to a substantial decrease in Wireline Networks revenues as our customers continued to reduce capital expenditures on our traditional circuit switching products. The decrease in the U.S. is also due in part to a substantial decrease in Enterprise Networks revenues primarily due to the recognition of revenues in 2003 deferred from prior periods that did not occur to the same extent in 2004 as described under “Enterprise Networks revenues”. In addition, the long-haul portion of the Optical Networks segment decreased substantially due in part to reduced spending by customers as they continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. Significant excess inventories and capacity continued to exist in this portion of the segment which also resulted in ongoing pricing pressures. These declines were partially offset by an increase in Wireless Networks revenues primarily due to new contracts with certain customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand on our GSM and CDMA solutions;
•	4% decline in revenues in Asia Pacific due in part to ongoing pricing pressures and reductions in capital spending for optical products. In addition, a substantial portion of the decline in Asia Pacific was a result of a cumulative correction of approximately $80 made in the third quarter of 2004 for revenues previously recognized primarily in 2001 and 2002 relating to the delivery of future contractual PCS and other services, as described under “Optical Networks revenues”. Further, CDMA revenues declined substantially primarily due to the completion of certain customer network deployments during the first half of 2003. These declines were partially offset by a substantial increase of GSM revenues due to increased subscriber demand; and
•	3% decline in revenues in Canada primarily due to a significant decrease in Wireline Networks revenues as our customers continued to reduce capital expenditures on our traditional circuit switching products. Further, CDMA revenues declined substantially primarily due to the completion of certain customer network deployments during the first half of 2003; partially offset by
•	9% increase in revenues in EMEA primarily due to GSM and UMTS network expansion related to increased subscriber demand partially offset by continued reductions in capital expenditures on our traditional circuit switching products by our wireline service provider customers; and
•	17% increase in revenues in CALA primarily from new GSM and CDMA contracts with certain wireless service provider customers and other customers upgrading and expanding their existing networks to meet increased subscriber demand. In addition, the increase was due to an increase in our packet voice solutions as wireline service provider customers transitioned to these next-generation products from our traditional circuit switching products.

2003 vs. 2002

From a geographic perspective, the 7% decline in revenues in 2003 compared to 2002 was due to a:

•	7% decline in revenues in the U.S. primarily due to capital spending restrictions experienced by our wireline service provider customers and their focus on capital and cash flow management in 2003 as well as tightened capital markets mainly during the first half of 2003. This was partially offset by the release of certain software including the general availability of Succession 3.0 in the fourth quarter of 2003 which triggered the recognition of associated Enterprise Networks revenues deferred from prior periods resulting in a net increase in revenues of $150 in 2003 ($300 in the fourth quarter of 2003). In addition, Enterprise Networks revenues increased due to the recognition of deferred revenues of approximately $60 associated with certain data switch upgrades in 2003. Further, Wireless Networks revenues increased as GSM and CDMA customers upgraded and expanded their existing networks in the second half of 2003;
•	12% decline in revenues in Asia Pacific primarily due to a substantial decline in optical long-haul revenues primarily due to the completion of network build-outs for certain customers in 2002 that were not repeated in 2003. In addition, significant excess inventories continued to exist in the optical long-haul market which resulted in ongoing pricing pressures. In addition, the decline was due to capital spending restrictions by our wireline service provider customers;
•	5% decline in revenues in EMEA primarily due to a substantial decline in optical long-haul revenues as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. The decline was also due to capital spending restrictions by our wireline service provider and enterprise customers and tightened capital markets mainly during the first half of 2003. This decline was partially offset by increases in revenue related to new GSM contracts with certain service providers and the impact of favorable foreign exchange effects associated with the euro;
•	9% decline in revenues in Canada primarily due to a substantial decline in optical long-haul revenues as customers continued to focus on maximizing return on invested capital by increasing the capacity utilization rates and efficiency of existing networks. The decline was also due to capital spending restrictions experienced by our wireless service provider customers and their focus on capital and cash flow management as well as tightened capital markets mainly during the first half of 2003, which was partially offset by the impact of favorable foreign exchange effects associated with the Canadian dollar; and
•	8% decline in revenues in CALA primarily due to the completion of a major Wireline Networks contract in the first quarter of 2002 and continued capital spending restrictions experienced by our wireline service provider customers, which was partially offset by increases in revenues related to new GSM contracts with certain wireless service provider customers.

Consolidated gross profit and gross margin

	For the years ended December 31,			2004 vs 2003			2003 vs 2002
	2004	2003	2002	Change		% Change	Change	% Change

Gross profit	$4,093	$4,332	$3,855	$(239)		(6)	$477	12
Gross margin	41.6%	42.5%	35.1%	(0.9 pts	)		7.4 pts

Gross profit decreased $239 and gross margin decreased 0.9 percentage points in 2004 compared to 2003 primarily due to:

•	a decrease of approximately $540 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and (iii) lower sales volumes of network expansion products and software upgrades that typically have higher margins;
•	an estimated project loss of approximately $160 related to a contract with BSNL in India recognized in 2004. For further information related to the BSNL contract, see “Developments in 2004 and 2005 — Other business developments — Bharat Sanchar Nigram Limited”;
•	a decrease of approximately $200 due to overall lower sales volumes; and
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003 not repeated in 2004; partially offset by
•	an estimated increase of approximately $400 due to continued improvements in our cost structure primarily as a result of lower material pricing;
•	an increase of approximately $205 primarily due to (i) an absence of significant inventory provision costs that were incurred in prior years as a result of excess inventories due to a decline in revenues in the Optical Networks segment of our business; and (ii) lower warranty costs as a result of improved product quality; and
•	an approximate $85 decrease in expenses related to our employee return to profitability, or RTP, and regular bonus plans which were not incurred in 2004.

Gross profit increased $477 and gross margin increased 7.4 percentage points in 2003 compared to 2002 primarily due to:

•	an estimated increase of approximately $760 due to continued improvements in our cost structure primarily as a result of lower material pricing and the continued impact of our workforce reductions;
•	an increase of approximately $195 primarily due to (i) absence of significant inventory provision costs that were incurred in prior years as a result of excess inventories due to a decline in revenues in the Optical Networks segment of our business; partially offset by (ii) an increase in warranty costs associated with certain product defects identified in 2003; and
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003; partially offset by
•	reductions of $415 due to overall lower sales volumes;
•	an approximate $85 increase in expenses related to our employee RTP and regular bonus plans incurred in 2003 which were not incurred in 2002; and
•	a decrease of approximately $72 primarily as a result of (i) pricing pressures on certain of our products due to increased competition for service provider and enterprise customers; and (ii) unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; partially offset by higher sales volumes of network expansion products and software upgrades that typically have higher margins.

While we cannot predict the extent to which changes in product mix and pricing pressures will continue to impact our gross margin, we continue to see the effects of improvements in our product costs primarily due to favorable supplier pricing. Considering the impacts of our strategic plan described under “Business overview — Our strategic plan and outlook” and the higher costs associated with initial customer deployments in emerging markets, we expect that gross margin will trend in the range of 40% to 44% of revenue for the full year 2005. See “Risk factors/forward looking statements” for factors that may affect our gross margins. See “Segment Management EBT” for a discussion of our gross margins by segment.

Consolidated operating expenses

Selling, general and administrative expense

	For the years ended December 31,			2004 vs 2003		2003 vs 2002
	2004	2003	2002	$ Change	% Change	$ Change		% Change

SG&A expense	$2,124	$1,931	$2,532	$193	10	$(601)		(24)
As % of revenues	21.6%	18.9%	23.0%	2.7 pts		(4.1 pts	)

SG&A expense increased $193 and increased from 18.9% to 21.6% as a percentage of revenues in 2004 compared to 2003 primarily due to:

•	costs related to our restatement activities of approximately $115 in 2004;
•	significant unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar;
•	an increase in expense related to our stock-based compensation plans, including restricted stock unit and stock option programs; and
•	net trade and customer financing receivable recoveries totaling $127 in 2004 compared to a recovery of $179 in 2003. Recoveries were higher in 2003 as a result of favorable settlements related to the sale or restructuring of various receivables and net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery; partially offset by
•	a decrease of approximately $120 related to our RTP and regular bonus plans in 2004 compared to 2003.

SG&A expense declined $601 and decreased from 23.0% to 18.9% as a percentage of revenues in 2003 compared to 2002 primarily due to:

•	the continued impact of our workforce reductions and associated reductions in other related costs such as information services and real estate; and

•	a net decrease of $471 (recovery of $179 in 2003 and expense of $292 in 2002) related to increased net trade and customer financing receivable recoveries; partially offset by
•	an increase of approximately $120 related to our RTP and regular bonus plans in 2003 compared to 2002;
•	an increase due to significant foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar; and
•	an increase related to our stock-based compensation, including restricted stock unit and stock option programs, both of which are not allocated across all of our reportable segments.

See “Segment Management EBT” for a discussion of our SG&A expense by segment.

Research and development expense

	For the years ended December 31,			2004 vs 2003		2003 vs 2002
	2004	2003	2002	$Change	% Change	$Change	% Change

R&D expense	$1,959	$1,965	$2,084	$(6)	(0)	$(119)	(6)
As % of revenues	19.9%	19.3%	19.0%	0.6 pts		0.3 pts

R&D expense remained flat in 2004 compared to 2003 and decreased $119 in 2003 compared to 2002 primarily due to unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar, euro and British pound against the U.S. dollar partially offset primarily by the continued impact of our workforce reductions.

Our continued strategic investments in R&D are aligned with technology leadership in anticipated growth areas. In 2004, we maintained a technology focus and commitment to invest in new innovative solutions where we believed we would achieve the greatest future benefit from this investment. As a result, our R&D expense as a percentage of our consolidated revenues increased by 0.6 percentage points to 19.9% in 2004 compared to 19.3% in 2003, both of which were up from 19.0% in 2002.

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

We expect that our R&D expense as a percentage of revenue in 2005 will be lower than 2004 as we seek to achieve ongoing cost reductions in R&D as part of our strategic plan first announced in August 2004. See “Segment Management EBT” for a discussion of our R&D expense by segment.

We expect operating expenses (both SG&A expense and R&D expense) as a percent of revenue to trend towards the low 30’s by the end of 2005 primarily driven by benefits from our previously announced restructuring work plan and reduction in restatement, accounting and reporting costs. See “Business overview — Our strategic plan and outlook”.

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

In 2004 and into 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a strategic plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments but primarily in Wireline Networks and Optical Networks, or the 2004 Restructuring Plan. Approximately 64% of employee actions related to the focused workforce reduction were completed by the end of 2004, including approximately 55% who were notified of termination or acceptance of voluntary retirement, with the remainder comprised of voluntary attrition of employees who were not replaced. The remainder of employee actions is expected to be completed by June 30, 2005. This workforce reduction is in addition to the workforce reduction that will result from our agreement with Flextronics. For more information, see “Developments in 2004 and 2005 — Evolution of our supply chain strategy”. We expect the real estate actions to be completed by the end of 2005.

We estimate charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $450 comprised of approximately $220 with respect to the workforce reductions and approximately $230 with respect to the real estate actions. No charges are expected to be recorded with respect to the other cost containment actions. We incurred aggregate charges of $160 in 2004 with the remainder expected to be incurred in 2005.

The associated cash costs of the 2004 Restructuring Plan of approximately $430 are expected to be split approximately equally between the workforce reductions and real estate actions. Approximately 10% of these cash costs were incurred in 2004 and approximately 40% are expected to be incurred in 2005. The remaining 50% of the cash costs relate to the real estate actions and are expected to be incurred in 2006 through to 2022 for ongoing lease costs related to impacted real estate facilities. In addition to the above, we also expect to incur capital cash costs of approximately $50 in 2005 for facility improvements related to the real estate actions.

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

During the years ended December 31, 2004, 2003 and 2002, we continued to implement these restructuring work plans. Special charges recorded from January 1, 2002 to December 31, 2004 were as follows:

		Contract			Intangible
		settlement	Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

2001 Restructuring Plan
Provision balance as of January 1, 2002	$279	$677	$–	$29	$–	$985

Goodwill impairment	–	–	–	–	264	264
Other special charges	928	210	383	–	–	1,521
Revisions to prior accruals	(126)	18	(55)	–	–	(163)
Cash drawdowns	(778)	(286)	–	(20)	–	(1,084)
Non-cash drawdowns	(100)	–	(328)	–	(264)	(692)
Foreign exchange and other adjustments	1	1	–	–	–	2

Provision balance as of December 31, 2002	$204	$620	$–	$9	$–	$833

Other special charges	198	63	74	–	–	335
Revisions to prior accruals	(42)	20	(28)	–	–	(50)
Cash drawdowns	(267)	(275)	–	(9)	–	(551)
Non-cash drawdowns	(41)	–	(46)	–	–	(87)
Foreign exchange and other adjustments	12	27	–	–	–	39

Provision balance as of December 31, 2003(a)	$64	$455	$–	$–	$–	$519

Other special charges	6	–	–	–	–	6
Revisions to prior accruals	(4)	16	2	–	–	14
Cash drawdowns	(49)	(167)	–	–	–	(216)
Non-cash drawdowns	–	–	(2)	–	–	(2)
Foreign exchange and other adjustments	(2)	22	–	–	–	20

Provision balance as of December 31, 2004	$15	$326	$–	$–	$–	$341

2004 Restructuring Plan
Other special charges	158	–	2	–	–	160
Revisions to prior accruals	–	–	–	–	–	–
Cash drawdowns	(38)	–	–	–	–	(38)
Non-cash drawdowns	–	–	(2)	–	–	(2)
Foreign exchange and other adjustments	2	–	–	–	–	2

Provision balance as of December 31, 2004	$122	$–	$–	$–	$–	$122

Total Provision balance as of December 31, 2004(a)	$137	$326	$–	$–	$–	$463

(a)	As of December 31, 2004 and 2003, the short-term provision balance was $254 and $205, respectively, and the long-term provision balance was $209 and $314, respectively.

2001 Restructuring Plan

Year ended December 31, 2004

For the year ended December 31, 2004, we recorded total special charges of $20, which included revisions of $14 related to prior accruals.

Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination. The workforce reduction occurred in Canada and related entirely to Optical Networks. Offsetting these charges were revisions to prior accruals of $4 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During 2004, the workforce reduction provision balance was drawn down by cash payments of $49. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during 2004. During 2004, we recorded revisions to prior accruals of $16 resulting primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $167. The remaining provision, net of approximately

$248 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

No new plant and equipment charges were incurred during 2004. During 2004, we recorded revisions of $2 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

Year ended December 31, 2003

For the year ended December 31, 2003, we recorded special charges of $285 which were net of revisions of $50 related to prior accruals.

Workforce reduction charges of $198 were related to severance and benefits costs associated with approximately 1,700 employees notified of termination. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. Net revisions of $42 to reduce prior accruals primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During 2003, the workforce reduction provision balance was drawn down by cash payments of $267 and by a non-cash pension settlement loss of $41.

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

We recorded plant and equipment charges of $74 largely related to current period write downs to fair value less costs to sell for various leasehold improvements and excess Optical Networks equipment held for sale. Net revisions of $28 were recorded to reduce prior write downs of assets held for sale related primarily to adjustments to our original plans or estimated amounts for facility closures.

Year ended December 31, 2002

For the year ended December 31, 2002, we recorded total special charges of $1,622 which were net of revisions of $163 related to prior accruals.

Workforce reduction charges of $928 were related to severance and benefit costs associated with approximately 12,100 employees notified of termination. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments. Offsetting these charges were revisions to prior accruals of $126 which were primarily related to termination benefits where actual costs were lower than the original estimated amounts across all segments. Workforce reduction charges included $124 for pension and post-retirement benefits other than pension, settlement and curtailment costs. During 2002, the workforce reduction provision balance was drawn down by cash payments of $778 and by $100 of non-cash pension and post-retirement benefits other than pension, settlement and curtailment costs attributable to the notified employee group charged against the provision.

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

Plant and equipment charges of $383 were related to current period write downs to fair value less costs to sell for various owned facilities and plant and manufacturing related equipment. These charges for facilities and equipment included $283 related to the Optical Networks segment with the remaining charges arising across all segments. Within Optical Networks, we performed assessments of certain plant and equipment due to the then current market conditions and the delay in the anticipated recovery of that segment and concluded that the asset carrying values were not fully recoverable from estimated future cash flows. As a result, we recorded a charge to income of $266 to write down the value of specialized plant infrastructure and equipment within Optical Networks to its fair value less costs to sell. Included in the $266 write down was $34 related to equipment held for sale, which was part of the Bookham transaction. See “Acquisitions, divestitures and closures” in note 9 of the accompanying consolidated financial statements.

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

Goodwill impairment charges were $264. As a result of the continued decline during 2002, in both our overall market value generally and within Optical Networks specifically, we as part of our review of financial results during the year ended December 31, 2002, evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. As a result, we recorded a goodwill impairment charge of $264. Fair value was estimated using the then expected present value of discounted future cash flows of the businesses within Optical Networks. The discount rate used ranged from 12 to 16 percent and the terminal values were estimated based on terminal growth rates ranging from 3 to 5 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates.

2001 Restructuring Plan — by segment

The following table outlines special charges incurred by segment for each of the three years ended December 31:

		Contract		Intangible
		settlement	Plant and	asset
	Workforce	and lease	equipment	impair-
	reduction	costs	write downs	ments	Total

2001 Restructuring Plan
Wireless Networks	$136	$39	$11	$–	$186
Enterprise Networks	144	41	11	–	196
Wireline Networks	185	52	14	–	251
Optical Networks	225	64	283	264	836
Other	112	32	9	–	153

Total special charges for the year ended December 31, 2002	$802	$228	$328	$264	$1,622

Wireless Networks	$48	$26	$9	$–	$83
Enterprise Networks	31	17	6	–	54
Wireline Networks	36	19	7	–	62
Optical Networks	25	13	21	–	59
Other	16	8	3	–	27

Total special charges for the year ended December 31, 2003	$156	$83	$46	$–	$285

Wireless Networks	$(1)	$5	$1	$–	$5
Enterprise Networks	(1)	3	–	–	2
Wireline Networks	(1)	4	1	–	4
Optical Networks	5	3	–	–	8
Other	–	1	–		1

Total special charges for the year ended December 31, 2004	$2	$16	$2	$–	$20

As described under “Segment Management EBT”, segment management EBT does not include special charges. A significant portion of our provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan

Year ended December 31, 2004

For the year ended December 31, 2004, we recorded total special charges of $160.

Workforce reduction charges of $158 were related to severance and benefit costs associated with approximately 1,850 employees, of which 1,800 had been notified of termination during the year. The remaining charge related to termination benefits attributable to ongoing employee benefit arrangements. The workforce reduction was primarily in the U.S., Canada, and EMEA and extended across all segments as follows:

For the year ended
December 31, 2004

Wireless Networks	$35
Enterprise Networks	24
Wireline Networks	63
Optical Networks	17
Other	19

Total workforce reduction charge	$158

During the year ended December 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $38. The remaining provision is expected to be substantially drawn down by the end of 2005.

Plant and equipment charges of $2 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess equipment held for sale.

For additional information related to our restructuring activities, see “Special charges” in note 6 of the accompanying consolidated financial statements.

(Gain) loss on sale of businesses and assets

In 2004, gain on sale of businesses and assets was $98 primarily due to a gain of $78 related to the sale of certain assets in CALA for which we received $80 in proceeds and a gain of approximately $30 related to the sale of our DOS business to VoltDelta.

In 2003, gain on sale of businesses and assets of $4 was primarily due to the recognition of the remaining unamortized deferred gain related to the sale of substantially all of the assets of our Cogent Defence Systems, or CDS, business during the year ended December 31, 2001. The remaining unamortized deferred gain of $23 was recognized as a result of the sale of our 41% interest in EADS Telecom S.A.S. (formerly EADS Defence and Security Networks S.A.S.), or EADS Telecom. On September 18, 2003, consistent with our overall global business strategy, we realigned our business activities in France and Germany by increasing our ownership in our core businesses in these countries. As a result of this realignment, we acquired the 42% minority interest in Nortel Networks Germany GmbH & Co. KG and the 45% minority interest in Nortel Networks France S.A.S., or NNF, previously held by European Aeronautic Defence and Space Company EADS N.V., or EADS, our former partner in three European joint ventures. At the completion of these transactions, our ownership in each company increased to 100%. These companies are responsible for the sales and marketing of our products in Germany and France. At the same time, EADS increased its ownership in EADS Telecom from 59% to 100% as a result of acquiring our equity ownership in that company. This gain was partially offset by a loss due to retirement of fixed assets.

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

For additional information relating to these asset sales, see “Acquisitions, divestitures and closures” in note 9 and “Commitments” in note 13 of the accompanying consolidated financial statements.

Other income (expense) — net

The components of other income (expense) -net were as follows:

	2004	2003	2002

Interest income	$62	$75	$88
Gain (loss) on sale or write down of investments	19	143	(39)
Currency exchange gains (losses)	98	83	(84)
Other — net	61	132	7

Other income (expense) — net	$240	$433	$(28)

In 2004, other income — net was $240, which primarily included:

•	foreign exchange gains of $66 primarily related to day-to-day transactional activities;
•	interest income of $62 and dividend income of $22 on our short-term investments;
•	a gain of $53 resulting from a restructured customer financing arrangement;
•	a foreign exchange gain of $32 resulting from a correction during 2004 related to a cumulative error in functional currency designation of an entity in Brazil;
•	a gain of $18 related to the sale of our remaining 7 million common shares of Entrust for cash consideration of $33. In connection with this transaction, we no longer hold any equity interest in Entrust;
•	a gain of $13 related to the sale of Arris Group, Inc., or Arris Group shares. For additional information on our investment in Arris Group see “Results of operations — discontinued operations”; and
•	a gain of $7 related to a certain customer bankruptcy settlement; partially offset by
•	losses of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting; and
•	losses of $8 related to prepaid equity forward purchase contracts that were entered into in connection with the issuance of restricted stock units.

In 2003, other income — net was $433, which primarily included:

•	foreign exchange gains of $83 primarily related to day-to-day transactional activities;
•	a gain of $96 related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;
•	interest income of $75 and dividend income of $19 on our short-term investments;
•	gains of $31 related to the sale of Arris Group shares. For additional information on our investment in Arris Group see “Results of operations — discontinued operations”;
•	a gain of $30 related to a certain customer bankruptcy settlement;
•	a gain of $25 resulting from a settlement related to intellectual property use;
•	gains of $22 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting;
•	royalty income of $15 from patented technology;
•	gains of $10 related to sale of certain minority investments; and
•	a gain of $6 related to sale of our interest in Bookham.

In 2002, other expense — net of $28 was primarily related to a foreign exchange loss of $84 and a $39 loss on the sale or write down of certain minority investments, partially offset by interest income of $88 on our short-term investments.

Interest expense

Interest expense decreased $8 in 2004 compared to 2003 and decreased $66 in 2003 compared to 2002 primarily due to a reduction in the outstanding balances of our notes payable and long-term debt. In 2004, we reduced our long term debt by $133, from $2,210 as of

December 31, 2003 to $2,077 as of December 31, 2004, primarily due to the purchase of land and two buildings for $87 that were previously leased by us and a decrease of $30 in the fair value adjustment attributable to hedged debt obligations. For additional information, see “Long-term debt” in note 10 of the accompanying consolidated financial statements.

Interest rates on our outstanding notes payable and long-term debt remained relatively flat during these periods.

We expect that the quarterly interest expense in 2005 will remain at similar levels.

Income tax benefit (expense)

In 2004, we recorded a tax benefit of $29 on pre-tax earnings of $42 from continuing operations before minority interests and equity in net loss of associated companies. We recorded a tax expense against the earnings of certain taxable entities and recorded additional valuation allowances against the tax benefit of current period losses of other entities. The tax benefit is primarily a result of R&D related incentives, favorable audit settlements, and a release of valuation allowances in certain jurisdictions, partially offset by tax expense recorded against the earnings of certain taxable entities and corporate minimum and other taxes.

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

As of December 31, 2004, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions. These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of critical accounting policies and estimates — Income Taxes — Tax asset valuation”.

Net earnings (loss) from continuing operations

As a result of the items discussed above under “Results of operations — continuing operations”, net earnings from continuing operations were $58 in 2004. This amount represented a decline of $372 compared to our net earnings from continuing operations of $430 in 2003. Our net earnings from continuing operations improved by $2,593 in 2003 compared to our net loss from continuing operations of $2,163 in 2002.

Segment Management EBT

Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

The following tables set forth information by segment for the years ended December 31:

				2004 vs 2003		2003 vs 2002
	2004	2003	2002	$Change	% Change	$Change	% Change

Wireless Networks	$554	$695	$256	$(141)	(20)	$439	171
Enterprise Networks	199	317	54	(118)	(37)	263	487
Wireline Networks	(31)	170	185	(201)	(118)	(15)	(8)
Optical Networks	(202)	(258)	(1,227)	56	22	969	79
Other(a)	(399)	(243)	(232)	(156)	(64)	(11)	(5)

Total segment Management EBT	$121	$681	$(964)	$(560)	(82)	$1,645	171

Amortization of acquired technology and other	(10)	(3)	(19)	(7)	(233)	16	84
Special charges	(180)	(285)	(1,622)	105	37	1,337	82
Gain (loss) on sale of businesses and assets	98	4	4	94	2,350	–	–
Income tax benefit (expense)	29	33	438	(4)	(12)	(405)	(92)

Net earnings (loss) from continuing operations	$58	$430	$(2,163)	$(372)	(87)	$2,593	120

(a)	“Other” represented miscellaneous business activities and corporate functions.

The following table identifies the increases (decreases) in segment Management EBT from each of its components for the years ended December 31:

	2004 vs 2003					2003 vs 2002
	Gross			Other	Total	Gross			Other	Total
	Profit	SG&A	R&D	items(b)	$ change	Profit	SG&A	R&D	items(b)	$ change

Wireless Networks	$(33)	$(52)	$(68)	$12	$(141)	$362	$122	$(22)	$(23)	$439
Enterprise Networks	(97)	(27)	9	(3)	(118)	191	69	(15)	18	263
Wireline Networks	(186)	20	(24)	(11)	(201)	(365)	237	110	3	(15)
Optical Networks	51	(1)	77	(71)	56	330	397	203	39	969
Other(a)	26	(133)	12	(61)	(156)	(41)	(224)	(157)	411	(11)

Total	$(239)	$(193)	$6	$(134)	$(560)	$477	$601	$119	$448	$1,645

(a)	“Other” represented miscellaneous business activities and corporate functions.
(b)	“Other items” is comprised of interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

The decrease in segment Management EBT of $560 in 2004 compared to 2003 and increase of $1,645 in 2003 compared to 2002 are a result of fluctuations in gross profit, SG&A expense, R&D expense and other items as discussed below. Gross margin represents gross profit as a percentage of revenues.

Wireless Networks

2004 vs. 2003

Wireless Networks gross margin decreased by approximately 5.0 percentage points (while gross profit decreased $33) primarily due to:

•	an estimated project loss of approximately $160 related to a contract with BSNL in India recognized in 2004. For further information related to the BSNL contract, see “Other business developments — Bharat Sanchar Nigram Limited”;
•	pricing pressures on certain of our products due to increased competition for service provider customers;

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and
•	lower sales volumes of network expansion products and software upgrades that typically have higher margins; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.

Wireless Networks SG&A expense increased $52 primarily due to:

•	increases in employee related expenses;
•	net trade and customer financing receivable recoveries in 2003 not repeated in 2004; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the euro and British pound against the U.S. dollar.

Wireless Networks R&D expense increased $68 primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar;
•	continued investment in the development of new CDMA and UMTS products; and
•	acceleration of programs to increase the feature content in our GSM product offering.

2003 vs. 2002

Wireless Networks gross margin increased by approximately 6.2 percentage points (while gross profit increased $362) primarily due to:

•	favorable changes in product mix mainly related to increased volumes of certain products with higher margins;
•	continued improvements in our cost structure primarily as a result of lower material pricing and the continued impact of our workforce reductions; partially offset by
•	pricing pressures on certain of our products due to increased competition for service provider customers; and
•	an increase in contract-related costs including customer trials.

Wireless Networks SG&A expense decreased $122 primarily due to:

•	the continued impact of our workforce reductions and organizational realignment across all regions and associated reductions in other related costs such as information services and real estate; and
•	a decrease in provisioning for trade and customer financing receivables.

Wireless Networks R&D expense increased $22 primarily due to:

•	significant unfavorable foreign exchange impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; partially offset by
•	the continued impact of our workforce reductions;
•	transitioning R&D activities into lower cost markets; and
•	focused cost-savings initiatives.

Enterprise Networks

2004 vs. 2003

Enterprise Networks gross margin increased by approximately 0.6 percentage points (while gross profit decreased $97) primarily due to:

•	continued improvements in our cost structure primarily as a result of lower material pricing; and
•	lower warranty costs as a result of improved product quality; partially offset by

•	pricing pressures on certain of our products due to increased competition for enterprise customers; and
•	lower sales volumes of software upgrades that typically have higher margins.

Enterprise Networks SG&A expense increased $27 primarily due to:

•	increases in sales and marketing expenses; and
•	increases in employee related expenses; partially offset by
•	the continued impact of our workforce reductions.

Enterprise Networks R&D expense decreased $9 primarily due to:

•	effectively prioritizing investment in data products and increased outsourcing activity; partially offset by
•	acceleration of IP portfolio R&D programs.

2003 vs. 2002

Enterprise Networks gross margin increased by approximately 4.5 percentage points (while gross profit increased $191) primarily due to:

•	continued improvements in our cost structure primarily as a result of lower material pricing;
•	higher sales volumes of software upgrades that typically have higher margins;
•	reductions in other operations related costs including product defects, customer service and warranty costs; and
•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand and a decrease in other contract and customer settlement costs; partially offset by
•	pricing pressures on certain of our products due to increased competition for enterprise customers.

Enterprise Networks SG&A expense decreased $69 primarily due to:

•	the continued impact of our workforce reductions, primarily in the U.S. and Canada, and associated reductions in other related costs such as information services and real estate; and
•	a decrease in provisioning for trade receivables.

Enterprise Networks R&D expense increased $15 primarily due to:

•	unfavorable foreign exchange impacts associated with the Canadian dollar; partially offset by
•	the continued impact of our workforce reductions that targeted a level of R&D that was more representative of the volume of our business.

Wireline Networks

2004 vs. 2003

Wireline Networks gross margin decreased by approximately 3.1 percentage points (while gross profit decreased $186) primarily due to:

•	unfavorable product mix associated with increased sales of our next generation products which typically have lower gross margins in the early stages of product evolution; and
•	lower sales volumes of network expansion products and software upgrades that typically have higher margins; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing.

Wireline Networks SG&A expense decreased $20 primarily due to:

•	increase in net trade and customer financing recoveries; and

•	the continued impact of our workforce reductions; partially offset by
•	planned investment in strategic businesses.

Wireline Networks R&D expense increased $24 primarily due to:

•	continued investment in the development of new voice and data products;
•	accelerated development of certain new products; and
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

2003 vs. 2002

Wireline Networks gross margin decreased by approximately 3.8 percentage points (while gross profit decreased $365) primarily due to:

•	unfavorable changes in product mix mainly related to decreased volumes of certain products with higher margins; partially offset by
•	continued improvements in our cost structure primarily as a result of lower material pricing;
•	continued impact of our workforce reductions, mainly in the U.S. and Canada; and
•	reduced inventory provisioning as a result of our inventory levels being better aligned to customer demand.

Wireline Networks SG&A expense decreased $237 primarily due to:

•	a decrease in provisioning for trade and customer financing receivables; and
•	the continued impact of our workforce reductions, primarily in the U.S. and Canada, and associated reductions in other related costs such as information services and real estate.

Wireline Networks R&D expense decreased $110 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; and
•	effectively prioritizing investment in data products and increased outsourcing activity.

Optical Networks

2004 vs. 2003

Optical Networks gross margin increased by approximately 10.2 percentage points (while gross profit increased $51) primarily due to:

•	increased volume of higher margin sales contracts;
•	continued improvements in our cost structure primarily as a result of lower material pricing in both the long-haul portion and metro optical portion of this segment;
•	absence of significant inventory provision costs that were incurred in prior years as a result of excess inventories due to a decline in revenues of our business; and
•	lower warranty costs as a result of improved product quality; partially offset by
•	a one-time reduction in accruals of $53 associated with a certain customer bankruptcy settlement in the third quarter of 2003 not repeated in 2004; and
•	continued pricing pressures on the certain of our products due to increased competition.

Optical Networks SG&A expense increased $1 primarily due to:

•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar; and

•	lower net trade and customer financing receivable recoveries in 2004; partially offset by
•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate.

Optical Networks R&D expense decreased $77 primarily due to:

•	the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business; partially offset by
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar against the U.S. dollar.

Optical Networks other items expense increased by $71 in 2004 compared to 2003 primarily due to:

•	release of accruals of $30 from a certain customer bankruptcy settlement in 2003 not repeated in 2004; and
•	a gain of $25 in 2003 resulting from a settlement related to intellectual property use not repeated in 2004.

2003 vs. 2002

Optical Networks gross margin increased by approximately 23.5 percentage points (while gross profit increased $330) primarily due to:

•	reduced inventory provisioning and other contract and customer settlement costs throughout 2003 including a reduction in accruals of $53 associated with a certain customer bankruptcy settlement;
•	continued improvements in our cost structure primarily as a result of lower material pricing; partially offset by
•	pricing pressures on certain of our products due to increased competition for service provider and enterprise customers;
•	the sale of certain optical components assets to Bookham and, as a result, our 2003 gross margin excluded the impact of excess capacity of those optical components assets; and
•	reduced warranty charges in 2003.

Optical Networks SG&A expense decreased $397 primarily due to:

•	the continued impact of our workforce reductions across all regions and associated reductions in other related costs such as information services and real estate;
•	reduction in accruals of approximately $4 associated with a certain customer bankruptcy settlement; and
•	a decrease in provisioning for trade and customer financing receivables.

Optical Networks R&D expense decreased $203 primarily due to the continued impact of our workforce reductions that targeted a level of R&D expense that was more representative of the volume of our business.

Other

2004 vs. 2003

Other segment SG&A expense increased $133 primarily due to:

•	costs associated with our restatement activities and additional investment in our finance organization;
•	unfavorable foreign exchange rate impacts associated with the strengthening of the Canadian dollar and euro against the U.S. dollar; and
•	an increase in stock based compensation in 2004 which was not allocated to our segments; partially offset by
•	a reduction in our RTP and regular bonus plans.

Other segment R&D expense decreased by $12 primarily due to a reduction in our employee bonus programs, partially offset by an increase in stock based compensation.

Other segment other items expense increased by $61 primarily due to:

•	gains related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations in 2003 not repeated in 2004;
•	losses related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting compared to a gain in 2003; and
•	a decrease in interest income.

2003 vs. 2002

Other segment SG&A expense increased $224 primarily due to:

•	a significant reduction in net trade and customer financing recoveries that were not allocated to our segments; and
•	an increase related to our RTP and regular bonus plans in 2003 compared to 2002.

Other segment R&D expense increased $157 primarily due to:

•	an increase in our employee bonus programs; and
•	a sales tax refund related to the purchase of equipment and supplies used in the development of software in 2002 not repeated in 2003.

Other segment other items expense decreased by $411 primarily due to:

•	gains related to the sale of our interest in EADS Telecom in conjunction with the changes in ownership of our French and German operations;
•	gains related to changes in fair value of derivative financial instruments that do not meet the criteria for hedge accounting;
•	favorable currency exchange gains; and
•	a decrease in interest expense in 2003; partially offset by
•	a decrease in interest and customer financing income.

Results of operations — discontinued operations

In 2001, our Board of Directors approved a plan to discontinue our access solutions operations consisting of all of our narrowband and broadband access solutions, including copper, cable and fixed wireless solutions, as well as our then consolidated membership interest in Arris Group and equity investment in Elastic Networks. Also affected by the decision were our prior acquisitions of Sonoma Systems, Promatory Communications, Inc., Aptis Communications, Inc. and Broadband Networks Inc.

Certain disposal activities were delayed beyond the originally planned timeframe of one year due to the prolonged deterioration in industry and market conditions during 2003 and 2002. Accordingly, during the years ended December 31, 2003 and 2002, we continued to wind down our access solutions operations, and as of December 31, 2003, we had substantially completed the wind down of these operations.

In 2004, we recorded net earnings from discontinued operations (net of tax) of $49. The significant items included in net earnings are summarized below:

•	a gain of $32 related to the revaluation of a receivable. On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount of $1, net of a provision of $63. The arrangement increased the net carrying amount of the receivable to $33. On January 25, 2005, we sold this receivable for cash proceeds; and
•	a net gain of $17 related to our reassessment of our remaining provisions for discontinued operations consisting of changes in estimates of $13 for liabilities, and $4 for both short-term and long-term receivables.

In 2003, we recorded net earnings from discontinued operations of $184 (net of tax) primarily related to a number of transactions in 2003 as follows, as well as gains of $68 associated with provision reassessments:

•	a gain of $14 on the sale of certain assets related to our fixed wireless access operations to Airspan Networks, Inc. for cash consideration of $13 on December 23, 2003;
•	a gain of $17 in the fourth quarter of 2003 associated with a cash settlement of $17 related to a certain note receivable which had been previously provisioned;
•	a gain of $12 on March 24, 2003 from the sale of 8 million common shares of Arris Group, back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement. In addition, on March 18, 2003, we assigned our membership interest in Arris Interactive LLC, or Arris, to ANTEC Corporation, an Arris Group company, for cash consideration of $88, resulting in a loss of $2. Also in connection with these transactions, we received $11 upon the settlement of a sales representation agreement with Arris Group and recorded a gain of $11; and
•	a gain of $66 in the first quarter of 2003 from the settlement of certain trade and customer financing receivables, the majority of which was previously provisioned.

Following the March 2003 Arris Group transactions, we reduced our interest in Arris Group to 18.8%, and ceased equity accounting for the investment. As a result, we reclassified our remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations effective in the second quarter of 2003. We continued to dispose of our interest in Arris Group in 2004 and 2003 and the gain or loss on the sale of shares subsequent to the first quarter of 2003 was included in other income (expense) — net. We sold 9 million common shares of Arris Group on November 24, 2003 and 1.8 million shares on March 10, 2004. As of December 31, 2004, we owned approximately 3.2 million common shares of Arris, or approximately 4.2% of Arris Group’s outstanding common shares, as compared to approximately 6.6% as of December 31, 2003.

For additional information, see “Discontinued operations” in note 18 of the accompanying consolidated financial statements and “Other income (expense)-net”.

Liquidity and capital resources

In 2004, we continued to maintain our strong liquidity position. As of December 31, 2004, our primary source of liquidity was cash. At December 31, 2004, we had cash and cash equivalents excluding restricted cash, or cash, of $3,607 compared to $3,928 as of December 31, 2003. The decrease was primarily due to the payments of employee bonuses and stock compensation programs based on our 2003 performance, higher accounts receivables, higher inventory, the reduction of long term debt and expenditures for plant and equipment. This decrease was partially offset by the sale of customer financing assets and investments, favorable foreign exchange rate impacts associated primarily with the euro and British pound against the U.S. dollar and a customer contract settlement of $80.

Cash flows

The following table summarizes our cash flows by activity and cash on hand as of December 31:

	2004	2003

Net cash from (used in) operating activities of continuing operations	$(164)	$78
Net cash from (used in) investing activities of continuing operations	(126)	(85)
Net cash from (used in) financing activities of continuing operations	(141)	(362)
Effect of foreign exchange rate changes on cash and cash equivalents	88	176

Net cash from (used in) continuing operations	(343)	(193)
Net cash from (used in) discontinued operations	22	379

Net increase (decrease) in cash and cash equivalents	(321)	186
Cash and cash equivalents at beginning of period	3,928	3,742

Cash and cash equivalents at end of period	$3,607	$3,928

Operating activities

In 2004, our cash flows used in operating activities were $164 due to net earnings from continuing operations of $58, plus adjustments of $675 for non-cash and other items less $897 related to the change in our operating assets and liabilities.

In 2003, our cash flows from operating activities were $78 due to net earnings from continuing operations of $430, plus adjustments of $514 for non-cash and other items less $866 related to the change in our operating assets and liabilities.

In 2004, the primary adjustments to our net earnings from continuing operations for non-cash and other items were amortization and depreciation of $362, substantially all of which was depreciation, and stock option expense of $76. In 2005, amortization and depreciation is expected to be slightly lower and stock option expense is expected to be higher than in 2004 due to the planned issuance of stock options in 2005 as part of our employee stock option plans. In addition, other adjustments included deferred income taxes, gain on sale of businesses and assets and other items offset by foreign exchange impacts on long term assets and liabilities that accounted for the remaining $237.

In 2003, the primary adjustments to net earnings from continuing operations for non-cash and other items were amortization and depreciation of $434, substantially all of which was depreciation, and stock option expense of $26. In addition, other adjustments included deferred income taxes, gain on sale of businesses and assets and other items offset by foreign exchange impacts on long term assets and liabilities and a reduction in long term deferred revenue that accounted for the remaining $54.

Changes in operating assets and liabilities

In 2004, the use of cash of $897 relating to the change in our operating assets and liabilities was primarily due to changes in accounts receivable, inventories and accounts payable, restructuring outflows, supplemental pension funding and other changes in assets and liabilities partially offset by collection of long term or customer financing receivables. This included a $664 reduction in cash flows associated with accounts receivable, inventories and accounts payable as discussed further under “working capital metrics” below.

In 2004, we received cash proceeds of approximately $147 from the sale of certain customer financing notes receivable and convertible notes receivable. We had cash outflows for restructuring activities of $254 primarily related to our 2001 restructuring plan and approximately $140 in supplemental pension funding cash outflows to contribute to the reduction of our pension deficit. Other significant operating items included payments of approximately $280 in the first quarter of 2004 associated with our employee bonus plan and restricted stock unit program based on 2003 performance.

Other trends in other operating assets and liabilities included the following:

•	our restricted cash balance increased by $17 in 2004 compared to a $200 reduction in 2003 and is expected to increase in 2005 due to requirements associated with customer contracts primarily in Asia;
•	income tax payments of $40 in 2004 compared to income tax payments of $2 in 2003 primarily due to previously incurred tax losses and tax credits. We do not expect significant cash income tax payments in the foreseeable future; and
•	an increase of $351 in cash from other changes in operating assets and liabilities primarily due to an increase in deferred revenue, partially offset by a reduction in other liabilities.

In 2003, the use of cash of $866 relating to the change in our operating assets and liabilities was primarily due to changes in accounts receivable, inventories and accounts payable, restructuring outflows, supplemental pension funding and other changes in assets and liabilities partially offset by collection of long term or customer financing receivables. The increase in cash flows associated with accounts receivable, inventories and accounts payable was $193.

In 2003, we received cash proceeds of approximately $230 from the sale of certain customer financing notes receivable and convertible notes receivable. We had cash outflows for restructuring activities of $551 related to our 2001 restructuring plan and approximately $165 in supplemental pension funding cash outflows to contribute to the reduction of our pension deficit.

In 2003, we had a decrease in cash of $771 from other changes in operating assets and liabilities primarily due to a decrease in contractual liabilities and deferred revenue.

In the first quarter of 2005 we received proceeds of $110 from the sale of a customer financing notes receivable. This was our last significant customer financing asset and we do not expect additional significant proceeds from customer financing receivables in 2005. We expect cash outflows of approximately $280 in 2005 related to both our 2001 restructuring plan and our 2004 work plan. Our pension funding in 2005 is expected to be $92. We do not expect to have significant payments related to our employee bonus program in 2005 based on 2004 performance and our 2003 restricted stock unit program has been terminated.

Working capital metrics

The $664 reduction in cash flows associated with our working capital performance in 2004 was due to changes in accounts receivable of $182 and inventories of $592, partially offset by an increase due to changes in accounts payable of $110, as further described below.

Accounts Receivable — net

Days sales outstanding in accounts receivables, or DSO, measures the average number of days our accounts receivables are outstanding. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers.

The following table shows our quarterly DSO (a):

a)	DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with GAAP, and multiplying by 90 days.

DSO increased as of December 31, 2004 compared to December 31, 2003 primarily due to:

•	reduced accounts receivable securitization;
•	increase of deferred revenues primarily in the fourth quarter of 2004;
•	one-time recognition of $300 of deferred revenue in our Enterprise Networks segment in the fourth quarter of 2003; and
•	reduced focus on collection activities, particularly in the first half of 2004, due to our restatement activities.

Also contributing to the average increase of DSO was increased Wireless Networks revenues from a large number of contracts involving progress billing, due to significant portions of collections occurring upon project completion.

In 2005, we will continue to focus on improving our collections process. Offsetting this expected improvement is an expected increase in the number of contracts involving progress billing. We expect to experience fluctuations in collections performance in individual quarters.

Inventories — net

Net inventory days, or NID, is a metric that approximates the average number of days from procurement to sale of our product.

The following table shows our quarterly NID (a):

a)	NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days. Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of December 31, 2004 and 2003, these deferred costs totaled $829 and $432, respectively.

NID increased as of December 31, 2004 compared to December 31, 2003 primarily due to the increased deferred costs associated with deferred revenues as described in note (a) of the table above, and an increase in inventory to meet new contract requirements, particularly in Asia for Wireless projects, including BSNL.

NID is normally highest in the third quarter as inventory is held to support sales in the fourth quarter, which is typically our strongest quarter of the year in terms of revenues. However, in 2004, NID in the third quarter was reduced due to the impact of the project loss related to BSNL. In addition, while NID decreased overall between the third quarter of 2003 and the second quarter of 2004, it increased through the third quarter and particularly in the fourth quarter of 2004 as a result of increases associated with deferred revenues across all of our segments.

In 2005, we expect that NID will fluctuate from quarter to quarter and will normally be highest in the third quarter as inventory is held to support sales in the fourth quarter, which is typically our strongest quarter of the year in terms of revenues.

Inventory management continues to be an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Days of purchases outstanding in accounts payable

Days of purchases outstanding in accounts payable, or DPO, is a metric that approximates the average number of days from when we receive purchased goods and services until we pay our suppliers.

The following table shows the quarterly DPO (a):

a)	DPO for each quarter is calculated by dividing the quarter end Trade and other accounts payable by the cost of revenues for the quarter, in each case, as determined in accordance with GAAP, and multiplying by 90 days.

DPO increased to 61 days as of December 31, 2004 from 42 days as of December 31, 2003 as we placed additional focus on establishing competitive payment terms with our suppliers and improving the processing of payments to match payment terms.

DPO will normally be highest in the third quarter and lowest in the fourth quarter due to the impact of purchasing inventory in the third quarter to support sales in the fourth quarter, which is generally our strongest quarter of the year in terms of revenue. However, the lower DPO in the third and the higher DPO in the fourth quarter of 2004 did not reflect this trend primarily due to the impact of the project loss related to the BSNL project and the deferred cost increases in the fourth quarter as described above.

While we will continue our focus on managing our DPO, we expect that DPO will continue to fluctuate on a quarter by quarter basis.

Investing activities

In 2004, cash flows used in investing activities were $126 and were primarily due to net expenditures of $271 in plant and equipment and $5 associated with acquisitions of certain investments and businesses. These amounts were partially offset by proceeds of $150 from the sale of certain investments and businesses which we no longer considered strategic, including $80 from the sale of certain assets in CALA, $17 related to the sale of the common shares of Arris Group and $33 related to the sale of the common shares of Entrust.

In 2003, cash flows used in investing activities were $85 and were primarily due to net expenditures of $134 in plant and equipment and $58 associated with acquisitions of certain investments and businesses including the ownership adjustment in our French and German operations. These amounts were partially offset by proceeds of $107 from the sale of certain investments and businesses which we no longer considered strategic.

Financing activities

In 2004, cash flows used in financing activities were $141 and were primarily due to $107 used to reduce our long-term debt, a repayment of capital leases payable of $9 and dividends of $33 paid by us related to our outstanding preferred shares. The reduction of our long-term debt was primarily due to the extinguishment of debt of $87 related to the purchase of land and two buildings in the U.S. that were previously leased by us.

In 2003, cash flows used in financing activities were $362 and were primarily due to $270 used to reduce our long-term debt, a reduction of our notes payable by a net amount of $45, a repayment of capital leases payable of $12 and dividends of $35 paid by us related to our outstanding preferred shares.

In 2004, our cash increased $88 compared to $176 in 2003 due to favorable effects of changes in foreign exchange rates. Approximately $75 ($150 in 2003) of the favorable impact was the result of favorable changes in the euro and the British pound against the U.S. dollar.

In 2004, our discontinued operations generated net cash of $22 related to the continued wind-down of our discontinued operations.

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

Uses of liquidity

As of December 31, 2004, our cash requirements for the next 12 months are primarily expected to fund operations, including our investments in R&D and the following items:

•	investments in certain businesses, including planned joint ventures in Asia and our planned acquisition of PEC;
•	costs relating to workforce reduction and other restructuring activities;
•	capital expenditures;
•	pension and post-retirement benefits;
•	debt service; and
•	costs in relation to the restatement activities, matters related to the Revenue Independent Review and other related matters, including regulatory and other legal proceedings.

We believe that we have sufficient cash to repay our long term debt of $1,275 due in February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.

We are subject to significant pending civil litigation actions and regulatory and criminal investigations which could materially adversely affect our results of operations, financial condition and liquidity by requiring us to pay substantial judgments, settlements, fines or other penalties. See “Risk factors/forward looking statements”. Considerable effort and resources have been expended on our restatement activities in 2004, including the dedicated effort of hundreds of employees and numerous external consultants and advisors. The costs of our restatement activities in 2004 are approximately $115, which amount has been included in SG&A expense in our consolidated statements of operations.

Also, from time to time, we may purchase our outstanding debt securities and/or convertible notes in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws. As well, we expect to be required to fund some portion of our aggregate undrawn customer financing commitments as further described below.

Contractual cash obligations

	Payments due
							Total
Contractual cash obligations (a)	2005	2006	2007	2008	2009	Thereafter	obligations

Long-term debt (b)	$15	$1,470	$15	$16	$17	$544	$2,077
Operating leases (c)	94	106	94	72	57	390	813
Purchase obligations	1,132	111	9	2	–	–	1,254
Outsourcing contracts	96	94	92	91	90	–	463
Obligations under special charges	118	63	53	45	35	185	499
Pension, post-retirement and post-employment obligations	142	–	–	–	–	–	142
Other long-term liabilities reflected on the balance sheet	18	8	7	8	5	46	92

Total contractual cash obligations	$1,615	$1,852	$270	$234	$204	$1,165	$5,340

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying consolidated financial statements.
(b)	Includes principal payments due on long term debt and $176 of capital lease obligations. As described in note 11 to the accompanying consolidated financial statements, we have entered into certain interest rate swap contracts which swap fixed rate payments for floating rate payments and therefore, interest payments are not included in the above table. For additional information, also see note 10 “Long-term debt, credit and support facilities” to the accompanying consolidated financial statements.
(c)	For additional information, see note 13 “Commitments” to the accompanying consolidated financial statements.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business. Where the arrangement specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2004 and the end date of the agreement. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

During the third quarter of 2003, we renegotiated a key supply arrangement that was initially put into place prior to the industry and economic downturn that commenced in 2001. The renegotiated agreement is reflective of the current market environment, and the terms include a reduction in our minimum spending levels with an extension in the time period, from 2004 to 2009, within which these minimum levels must be met. As well, we are no longer obligated to compensate the supplier for direct costs if the minimum spending levels are not met. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum spending levels are not met by the end of the agreement in 2009. However, based upon the renegotiated terms, we expect to meet the minimum spending levels. The remaining minimum purchase obligation has been reflected in the contractual cash obligations table above.

Outsourcing contracts

Outsourcing contract amounts in the table above represent our minimum contractual obligation for services provided to us for a portion of our information services function. The amount payable under our outsourcing contracts is variable to the extent that our hardware volumes and workforce fluctuates from the baseline levels contained in the contracts and our contractual obligation could increase above such baseline amount. If our hardware volumes or workforce were to fall below the baseline levels in the contracts, we would be required to make the minimum payments included above.

Obligations under special charges

Obligations under special charges in the above table reflect undiscounted amounts related to contract settlement and lease costs and are expected to be substantially drawn down by the end of 2013. Balance sheet provisions of $137 for workforce reduction costs, included in restructuring in current liabilities in the accompanying consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension, post-retirement and post-employment obligations

During 2004, we made cash contributions to our defined benefit pension plans of approximately $202, which excludes $78 of deferred contributions for 2004 which were made in 2003, and approximately $31 to our post-retirement benefit plans. In 2005, we expect to make cash contributions of approximately $92 to the defined benefit plans, approximately $29 to the post-retirement benefit plans and approximately $21 for post-employment obligations.

Other long-term liabilities reflected on the balance sheets

Other long-term liabilities reflected on the balance sheet relate to asset retirement obligations and deferred compensation accruals. Payment information related to our asset retirement obligations has been presented based on the termination date after the first renewal period of the associated lease contracts. Payment information related to our deferred compensation accruals has been presented based on the anticipated retirement dates of the employees participating in the programs.

Customer financing

Generally, customer financing arrangements may include financing with deferred payment terms in connection with the sale of our products and services, as well as funding for non-product costs associated with network installation and integration of our products and services. We may also provide funding to our customers for working capital purposes and equity financing. The following table provides information related to our customer financing commitments, excluding our discontinued operations as of:

	December 31,
	2004	2003

Drawn and outstanding — gross	$118	$401
Provisions for doubtful accounts	(38)	(281)

Drawn and outstanding — net(a)	80	120
Undrawn commitments	69	180

Total customer financing	$149	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the years ended December 31, 2004 and 2003, we recorded net customer financing bad debt recoveries of $54 and $113 as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

During the years ended December 31, 2004 and 2003, we entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, we received cash consideration of approximately $147 and $230 to settle outstanding receivables of approximately $254 and $610 (with a net carrying value of $75 and $120), for the years ended December 31, 2004 and 2003, respectively. Additional non-cash consideration received under one such restructuring agreement in 2003 included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

On December 10, 2004, we entered into an agreement to restructure and/or settle customer financing receivables with a certain customer. As a result of these transactions, we received cash consideration of approximately $16 and a deferred senior unsecured note of $33 (net carrying value of nil) to settle the outstanding receivables of approximately $118 with a net carrying value of nil.

On December 15 and 16, 2004, we sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $61. We recorded a gain of $53, net of transaction costs of $2, in other income (expense) — net for the year ended December 31, 2004.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable and other accounts receivable that were restructured had a net carrying amount of $12 ($1 of the net carrying amount was included in discontinued operations), net of provisions for doubtful accounts of $182 ($63 of the provision was included in discontinued operations). The restructured notes were valued at $100 as of

December 31, 2004 and a gain of $88 ($32 of the gain was included in discontinued operations) was recorded in the fourth quarter of 2004. On January 25, 2005, we sold this receivable, including rights to accrued interest, for cash proceeds of $110.

During 2004, we reduced undrawn customer financing commitments by $111 primarily as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2004, all of the $69 in undrawn commitments was available for funding under the terms of our financing agreements.

We continue to regularly assess the levels of our customer financing provisions based on a loan-by-loan review to evaluate whether the terms of each loan reflect current market conditions. We review the ability of our customers to meet their repayment obligations and determine our provisions accordingly. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. We cannot predict with certainty the extent to which our customers will satisfy the applicable conditions for funding, and subsequently request funding, prior to the termination date of the commitments. We are currently directly supporting most outstanding balances and expect to initially fund any future commitments in the normal course of business from our working capital. We expect to fund substantially all of our current remaining undrawn commitments of $69 in 2005. However, we also expect that we will be able to arrange for third party lenders to assume these obligations in the same timeframe.

Acquisitions

On April 26, 2005, we announced that Nortel Networks Inc., a wholly owned subsidiary of NNL had entered into an agreement with PEC, providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 million (net of cash acquired) in the aggregate, plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. We currently expect to complete the acquisition during the second quarter of 2005.

Sources of liquidity

In 2004, we continued to maintain our strong liquidity position. As of December 31, 2004, our primary source of liquidity was cash. At December 31, 2004, we had cash of $3,607 excluding $80 of restricted cash and cash equivalents. We believe this cash will be sufficient to fund the changes to our business model in accordance with the strategic plan (see “Business overview — Our strategic plan and outlook”), fund our investments and meet our customer commitments for at least the next 12 months. However, if capital spending by service providers and other customers changes from what we currently expect, we may be required to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to further reduce our investments or take other measures in order to meet our cash requirements. In the future, we may seek additional funds from liquidity generating transactions and other sources of external financing. We continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. Our ability and willingness to access the capital markets is based on many factors including market conditions and overall financial objectives. Currently, our ability is limited due to the impact of the delay in filing the Reports and the findings of the Independent Review and related matters. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will continue to have access to the EDC Support Facility when and as needed or that liquidity generating transactions or financings will be available to us on acceptable terms. In addition, we have not assumed the need to make any payments in respect of judgments, settlements, fines or other penalties in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, which could have a material adverse effect on our financial condition or liquidity, other than anticipated professional fees and expenses. See “Risk factors/forward looking statements”.

As of the first quarter of 2005, we have received proceeds of approximately $85. For the remainder of 2005, we expect to receive an additional portion of the total expected net proceeds of $675 to $725 from the Flextronics arrangement which is expected to be partially offset by cash outflows attributable to direct transaction costs and other costs associated with the arrangement. Asset sales of investments and customer financing receivables in both continuing and discontinued operations have resulted in significant cash inflows in 2003 and 2004. In 2005, we expect the contribution to cash flow from investments and customer financing asset sales to be substantially lower. The sale of a customer financing receivable for cash consideration of $110 in the first quarter of 2005 is expected to be the only significant customer financing asset sale in 2005. Although, we do not have any significant debt repayments planned in 2005, our $1,275 long term debt matures in February 2006. We believe that we have sufficient cash to repay our long term debt of $1,275 due in February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility.

Credit facilities

On April 28, 2004, we notified the lenders under the Five Year Facilities that we were terminating these facilities. Due to our failure to file our 2003 Annual Report on Form 10-K by April 29, 2004, the banks under the Five Year Facilities would have otherwise been permitted to, upon 30 days notice, terminate their commitments under the Five Year Facilities. Upon termination, we were in compliance with that financial covenant and the Five Year Facilities were undrawn. As of December 31, 2004, we had no material credit facilities in place. For additional information relating to the Five Year Facilities and the impact of the termination of these facilities under the related security agreements, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements” and “Risk factors/forward looking statements”.

Available support facility

On February 14, 2003, we entered into the EDC Support Facility. As of December 31, 2004, the facility provided for up to $750 in support including:

•	$300 of uncommitted revolving support for performance bonds or similar instruments, of which $207 was outstanding;
•	$150 of uncommitted support for receivables sales and/or securitizations, of which none was utilized; and
•	$300 of uncommitted support for performance bonds and/or receivables sales and/or securitizations, of which $84 was outstanding.

For additional information relating to the EDC Support Facility subsequent to December 31, 2004 and waivers obtained in connection with certain defaults arising under the EDC Support Facility from the delay in filing the Reports, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” and “Risk factors/forward looking statements”.

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

As of December 31, 2004, our obligations under the EDC Support Facility were secured on an equal and ratable basis under the security agreements entered into by us and various of our subsidiaries that pledged substantially all of our and NNC’s subsidiaries’ assets in favor of the holders of our public debt securities and the holders of NNC’s 4.25% Convertible Senior Notes. As of December 31, 2004, the security provided under the security agreements was comprised of:

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

For information related to our outstanding public debt, see “Long-term debt, credit and support facilities” in note 10 of the accompanying consolidated financial statements. For additional financial information related to those subsidiaries providing guarantees as of December 31, 2004, see “Supplemental consolidating financial information” in note 23 of the accompanying consolidated financial statements. For information related to the security pledged, those subsidiaries providing guarantees and the impact of the termination of the Five Year Facilities on the related security agreements, subsequent to December 31, 2004, see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — Credit facilities and security agreements”. For information related to our debt ratings, see “Credit ratings” below. See “Risk factors/forward looking statements” for factors that may affect our ability to comply with covenants and conditions in our EDC Support Facility in the future.

Shelf registration statement and base shelf prospectus

In 2002, we and NNC filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of December 31, 2004, approximately $1,700 under the shelf registration statement and base shelf prospectus has been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. Owing to matters described above in “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters” with respect to the delayed filing of the Reports and the 2005 First Quarter Reports, we are currently unable to utilize, in its current form, approximately $800 of the remaining capacity under the SEC shelf registration statement. After we become current and timely with our SEC filings for a period of twelve months, we will again become eligible for short form shelf registration with the SEC.

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

Preferred Shares

NNC, as the sole holder of the common shares of Nortel Networks Limited, approved reductions in the legal stated capital of the common shares of Nortel Networks Limited in the amount of nil in 2004 and 2003, and $3,187 in 2002. Among other things, these reductions enhance our ability to continue to declare and pay dividends on our outstanding preferred shares under applicable Canadian corporate law.

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

	December 31,
	2004	2003

Bid and performance related bonds (a)	$362	$427
Other bonds(b)	68	53

Total bid, performance related and other bonds	$430	$480

(a)	Net of restricted cash and cash equivalents of $36 as of December 31, 2004 and $14 as of December 31, 2003.
(b)	Net of restricted cash and cash equivalents of $28 as of December 31, 2004 and $31 as of December 31, 2003.

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

The EDC Support Facility provides support for certain obligations under bid and performance related bonds and has reduced the requirement to provide cash collateral to support these obligations. As of December 31, 2004, the EDC Support Facility provided for up to $750 in support, of which $300 was uncommitted support for performance bonds of which $207 was outstanding. The remainder was uncommitted support, subject to certain limitations, for performance bonds, receivables sales and/or securitizations of which $84 was outstanding as of December 31, 2004. Any bid or performance related bonds with terms that extend beyond December 31, 2006 are currently not eligible for the support provided by this facility. In addition to the support facility with EDC, our existing security agreements permit us to equally and ratably secure additional obligations under bid and performance related bonds with the assets pledged under the security agreements and to provide cash collateral as security for these types of bonds. See “Available support facility” for additional information on the EDC Support Facility and the security agreements and see “Developments in 2004 and 2005 — Nortel Audit Committee Independent Review; restatements; related matters — EDC Support Facility” for additional information in connection with amendments to the EDC Support Facility and developments in connection with the EDC Support Facility and related security agreements subsequent to December 31, 2004.

Receivables securitization and certain lease financing transactions

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or FIN 46, and in December 2003, the FASB issued a revision of FIN 46 — FIN 46 (Revised 2003), or FIN 46R. FIN 46R provides guidance with respect to the consolidation of variable interest entities, or VIEs. VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

Certain of our lease financing transactions were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, we prospectively began consolidating two VIEs for which we were considered the primary beneficiary following the guidance of FIN 46, on the basis that we retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2004, our consolidated balance sheet included $100 of long-term debt and $100 of plant and equipment — net related to these VIEs. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with these VIEs.

As of December 31, 2004, we did not have any variable interests related to transfers of financial assets. We have other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2004, none of these interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation under FIN 46R.

We have also conducted certain receivable sales transactions either directly with financial institutions or with multi-seller conduits. Under some of these agreements, we have continued as servicing agent and/or have provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns, expected future cash flows and appropriate discount rates as applicable. Where we have acted as the servicing agent, we generally have not recorded an asset or liability related to servicing as the annual servicing fees were equivalent to those that would have been paid to a third party servicing agent. Also, we have not historically experienced significant credit losses with respect to receivables sold with limited recourse. As of December 31, 2004, we were not required to, and did not, consolidate or provide any of the additional disclosures set out in FIN 46R with respect to the variable interest entities involving receivable sales.

Additionally, we have agreed to indemnify some of our counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require us to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2004, we had approximately $266 of securitized receivables which were subject to repurchase under this provision, in which case, we would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amount by the counterparty. We are generally unable to estimate the maximum potential liability for all of these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments or receivable repurchases under these agreements and no significant liability has been accrued in the accompanying consolidated financial statements with respect to the obligation associated with these guarantees.

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

In 2004, we did not make any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified. For additional information, see “Guarantees” in note 12 of the accompanying consolidated financial statements.

Application of critical accounting policies and estimates

Our accompanying consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The application of these estimates requires us to make subjective and objective judgments.

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

We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

For accounting units related to customized network solutions and certain network build-outs, revenues are recognized under AICPA Statement of Position 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable - net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. Significant judgment is often required when estimating total contract costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SEC Staff Accounting Bulletin 104, “Revenue Recognition”, or SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer. For arrangements where the customer agrees to purchase products but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

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

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain as to whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

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

As part of our review of the provision for doubtful accounts in 2004, our recent historical experience as to lower bad debt write-offs was factored into the analysis so as to require a lesser percentage of provisions for aged balances and, accordingly, we reduced our provision for doubtful accounts by approximately $27. This was recorded as a reduction to SG&A expense in the third quarter of 2004 and was in addition to any adjustments related to our ongoing provisioning process.

In subsequent periods, we may be required to make adjustments once further information becomes available or actual events occur. As a result, we may incur significant adjustments to our provisions for trade, notes and long-term receivables.

We recorded net trade and customer financing receivable recoveries related to continuing operations of $127 in 2004. In 2003 and 2002, we recorded receivable recoveries related to continuing operations of $179 and receivable provisions related to continuing operations of $292, respectively. The net receivable recoveries of $127 in 2004 and $179 in 2003 primarily related to trade and customer financing receivable recoveries as a result of favorable settlements related to our sale or restructuring of various receivables as well as net recoveries on other trade and customer financing receivables due to subsequent collections for amounts exceeding our original estimates of net recovery. These recoveries were partially offset by receivable provisions recorded during 2003 that related to our normal business activity. The receivable provisions recorded in 2002 were primarily related to the financial difficulties of several of our service provider and enterprise customers as a result of the significant industry adjustment.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves of our continuing operations as of:

	December 31,
	2004	2003

Gross accounts receivable	$2,909	$2,853
Provision for doubtful accounts	(109)	(194)

Accounts receivable — net	$2,800	$2,659

Accounts receivable provision as a percentage of gross accounts receivables	4%	7%

Gross long-term receivables	$159	$386
Provision for doubtful accounts	(65)	(297)

Net long-term receivables	$94	$89

Long-term receivable provision as a percentage of gross long-term receivables	41%	77%

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

The following table summarizes our inventory balances and other related reserves of our continuing operations as of:

	December 31,
	2004	2003

Gross inventory	$2,923	$2,311
Inventory provisions	(1,141)	(1,121)

Inventories — net (b)	$1,782	$1,190

Inventory provisions as a percentage of gross inventory	39%	49%

Other reserves for claims related to our contract manufacturers and suppliers (a)	(57)	(120)

(a)	This amount was included in other accrued liabilities and related to cancellation charges, contracted for inventory in excess of future demand and the settlement of certain other claims.
(b)	Includes long-term portion of inventory related to the deferred costs which is included in other assets.

As of December 31, 2004, our inventory provisions as a percentage of gross inventory was 39%. We recorded inventory provisions related to continuing operations of $1,141 as of December 31, 2004 and $1,121 as of December 31, 2003. Inventory provisions increased due to $159 of additional inventory provisions and $67 as a result of foreign exchange fluctuations, reclassifications and other adjustments offset by $174 of scrapped inventory and $32 of reductions due to sale of inventory. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Customers continued to be cautious with their capital expenditures in 2004. As a result, we will continue to closely monitor our inventory provisions to ensure that they appropriately reflect the current market conditions. However, the inventory provisions we have recorded in the past may not be reflective of those in future quarters.

Provisions for product warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates which take into consideration the historical material replacement costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the products are sold. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product.

We accrue for warranty costs as part of our cost of revenues based on associated material costs and technical support labor costs. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer warranty claims and projected claims within the warranty period.

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2004	2003

Balance at the beginning of the year	$382	$404
Payments	(349)	(347)
Warranties issued	229	337
Revisions	9	(12)

Balance at the end of the year	$271	$382

The decline in warranties issued in 2004 compared to 2003 is primarily due to improvements in the quality of our products. Warranty provisions we have recorded in the past may not be reflective of those in future periods. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon warranty terms, ongoing product failure rates, historical material replacement costs and the associated labor to correct the product defect. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required.

Income taxes

     Tax asset valuation

Our net deferred tax assets balance, excluding discontinued operations, was $3,848 at December 31, 2004 and $3,576 at December 31, 2003. The $272 increase was primarily due to the impact of foreign exchange effects related primarily to the Canadian dollar and British pound, a release of valuation allowance in certain jurisdictions, and a reclassification of a portion of our deferred income tax liabilities to current income taxes payable. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, all of which are available to reduce future taxes payable in our significant tax jurisdictions. Generally, our loss carryforward periods range from seven years to an indefinite period. As a result, we do not expect that a significant portion of these carryforwards will expire in the near future.

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

Primarily as a result of losses realized in 2001 and 2002, we concluded that it was more likely than not that a portion of our deferred tax assets would not be realized. Accordingly, an income tax valuation allowance has been recorded against these deferred income tax assets. However, due to the fact that the majority of the carryforwards do not expire in the near future, our extended history of earnings in our material tax jurisdictions exclusive of 2001 and 2002, and our future expectations of earnings, we concluded that it is more likely than not that the remaining net deferred income tax asset recorded as of December 31, 2004 will be realized.

In 2004, our gross income tax valuation allowances increased to $3,395 as of December 31, 2004 compared to $3,108 as of December 31, 2003. The increase was primarily due to additional valuation allowances recorded against current period losses in certain jurisdictions and the impacts of foreign exchange. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of December 31, 2004 were appropriate.

We continue to review all available positive and negative evidence on a jurisdictional basis and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings.

     Tax contingencies

We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. We believe that we have adequately provided for tax adjustments that we believe are probable as a result of any ongoing or future examination.

Specifically, the tax authorities in Brazil have recently completed an examination of a prior taxation year and have issued an assessment in the amount of $56. We are currently in the process of appealing this assessment and believe that we have adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.

In addition, tax authorities in France have recently begun an examination of a prior taxation year and have issued a preliminary notice of proposed assessment for a material amount. No amount has been provided for this assessment since we believe that this proposed assessment is without merit and any potential tax adjustments that could result from this ongoing examination cannot be quantified at this time.

We had previously entered into Advance Pricing Arrangements, or APAs, with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S. Canada and the United Kingdom, or the U.K., that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangement. We have applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, we have requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. We have provided for any taxes and interest that would be due as a result of retroactive application of the APAs.

Although the outcome of the APA applications are uncertain, we do not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Goodwill valuation

Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis as of October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an impairment test between annual tests include, but are not limited to:

•	a significant adverse change in the business climate or legal factors;
•	an adverse action or assessment by a regulator;
•	unanticipated competition;
•	loss of key personnel;
•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;
•	a change in reportable segments;
•	results of testing for recoverability of a significant asset group within a reporting unit; and/or
•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures. These measures involve significant management judgment and as a result are subject to change.

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

The fair value of each reporting unit is determined by allocating our total fair value among our reporting units using an average of three valuation models; a discounted cash flow model, or the DCF model, a model based on estimated 2005 revenue multiples, or the Revenue Multiple model, and a model based on a multiple of estimated 2005 earnings before interest, taxes, depreciation and amortization, or the EBITDA Multiple model. All of these valuation models involve significant assumptions regarding our future operating performance. The following are the significant assumptions involved in each model:

•	DCF model: assumptions regarding revenue growth rates, gross margin percentages, discount rates and terminal growth rates;
•	Revenue Multiple model: estimates of 2005 revenue growth and the selection of comparable companies to determine an appropriate multiple; and
•	EBITDA Multiple model: 2005 projected EBITDA and the selection of comparable companies to determine an appropriate multiple.

Of our total goodwill of $2,123 as of December 31, 2004, $1,558 was attributable to our Enterprise Networks business. Accordingly, changes in our assumptions related to the fair value of our Enterprise Networks business are most likely to result in an impairment charge in the future. Based on a sensitivity analysis, we changed certain significant assumptions in order to assess the impact on the value of our Enterprise Networks goodwill. We determined that a decrease as high as 20% in projected 2005 Enterprise revenues, coupled with the assumption of no future Enterprise Networks revenue growth, would not trigger a goodwill impairment. Accordingly, a substantial change in our assumptions would be required before a goodwill impairment would be triggered.

In 2004 and 2003, we concluded that an impairment of our goodwill did not exist and no write down was recorded. In the first quarter of 2005, we changed our reportable segments (see “Business Overview — Our Segments”). We have determined that this change will trigger an interim impairment test as of March 31, 2005. We have not yet completed this impairment test, and as such, have not determined whether this change in our reportable segments will result in a goodwill impairment charge.

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

The carrying value of goodwill was $2,123 as of December 31, 2004 and $2,125 as of December 31, 2003. The decrease in goodwill primarily related to the contribution of a portion of our DOS business to VoltDelta partially offset by our acquisition of the minority interests in our French and German operations. For additional information on this transaction, including the allocation of the purchase price, see “Acquisitions, divestitures and closures — Nortel Networks Germany and Nortel Networks France” in note 9 of the accompanying consolidated financial statements.

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

For 2004, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.4% on a weighted average basis, which was the rate determined at September 30, 2003. The expected long-term rate of return on plan assets decreased from 7.8% in 2003. The discount rates used to estimate the net pension obligations and expenses for 2004 were 5.7% and 5.8%, respectively, on a weighted average basis, compared to 5.8% and 6.3%, respectively, in 2003.

The key assumptions used to estimate the post-retirement costs for 2004 were an expected long-term rate of return on plan assets of 6.0% and a discount rate of 5.9% and 6.0% for the obligations and costs, respectively, both on a weighted average basis. The expected long-term rate of return on plan assets decreased from 8.0% in 2003. The discount rates for the obligations and costs decreased in 2004 to 5.9% and 6.0%, respectively, from 6.0% and 6.8%, respectively, in 2003 due to the decline experienced in global interest rates during 2002 through 2004.

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

Changes in net periodic pension and post retirement benefit expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

		Effect on 2004
	Effect on 2004	pre-tax
	pre-tax pension	post-retirement
Change in Assumption	expense*	benefit expense

	Increase/(decrease)	Increase/(decrease)

1 percentage point increase in the expected return on assets	$(56)	$ <1

1 percentage point decrease in the expected return on assets	56	<1

1 percentage point increase in the discount rate	(74)	<1

1 percentage point decrease in the discount rate	77	4

*	excludes settlement costs (lump sum and termination payments to participants which discharges our obligations)

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plan were common shares of Nortel Networks Corporation with an aggregate market value of $11 (0.2% of total plan assets) as of December 31, 2004 and $13 (0.2% of total plan assets) as of December 31, 2003.

Unrecognized actuarial gains and losses are being recognized over approximately a 12 year period, which represents the weighted-average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2004, we had unrecognized net actuarial losses related to the defined benefit plans of $1,977 which could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The post-retirement benefit plans had unrecognized actuarial losses of $50 at the end of 2004.

The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at September 30, 2004 as a result of reductions in discount rates and changes in foreign exchange rates which more than offset the favorable impacts of strong pension asset returns and the voluntary contributions made by us during 2004. Accordingly, we recorded a non-cash charge of $121 (before tax) to other comprehensive income for the minimum pension liability. A similar charge may be required in the future as the impact of changes in global capital markets and interest rates on the value of our pension plan assets and obligations are measured.

During 2004, we made cash contributions to our defined benefit pension plans of $202, which excludes $78 of deferred contributions for 2004 that were made in 2003, and $31 to our post-retirement benefit plans. In 2005, we expect to make cash contributions of approximately $92 to our defined benefit pension plans, and approximately $29 to our post-retirement benefit plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIM Act, was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP Financial Accounting Standard, or FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, we chose to make the one-time deferral election which remained in effect for our plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the MPDIM Act or the remeasurement of plan assets and obligations subsequent to January 31, 2004. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP FAS 106-2, was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. We expect that all portions of our post-retirement benefit plans qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which we expect to receive federal subsidies. We adopted FSP FAS 106-2 in the second quarter of 2004. The financial impact of the federal subsidies was determined by remeasuring Nortel retiree life and medical obligations as of December 31, 2003, as provided under the retroactive application provision of FSP FAS 106-2. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31, and net periodic post-retirement benefit costs decreased by $2 for the year ended December 31, 2004.

For 2005, our expected rate of return on plan assets will remain at 7.4% for defined benefit pension plans and will remain at 6.0% for 2005 for post-retirement benefit plans. Also for 2005, we are lowering our discount rate on a weighted-average basis for pension expenses from 5.8% to 5.7% for the defined benefit pension plans and from 6.0% to 5.9% for post-retirement benefit plans given the declining trend in current global interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

For additional information, see “Employee benefit plans” in note 8 of the accompanying consolidated financial statements.

Special charges

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

Into 2005, our focus is on managing each of our businesses based on financial performance, the market and customer priorities. In the third quarter of 2004, we announced a 2004 Restructuring Plan that includes a work plan involving focused workforce reductions, including a voluntary retirement program, of approximately 3,250 employees, real estate optimization and other cost containment actions such as reductions in information services costs, outsourced services and other discretionary spending across all segments but primarily in Wireline Networks and Optical Networks.

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112 “Employers’ Accounting for Post-employment Benefits”. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2004, we had $137 in accruals related to workforce reduction charges and $326 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by Nortel or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increase or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

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

For more information related to our outstanding legal and other proceedings, see “Contingencies” in note 20 of the accompanying consolidated financial statements.

Accounting changes and recent accounting pronouncements

Accounting changes

Our consolidated financial statements are based on the selection and application of accounting policies, generally accepted in the U.S. For more information related to the accounting policies that we adopted as a result of new accounting standards, see “Accounting changes” in note 3 of the accompanying consolidated financial statements. The following summarizes the accounting changes that we have adopted:

•	Guarantees — the adoption of FASB Interpretation FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FIN No. 34” did not have a material impact on our results of operations and financial condition. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the initial recognition and measurement provisions effective January 1, 2003.
•	Asset retirement obligations — the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, resulted in a decrease to net earnings of $12 (net of tax of nil) which has been reported as a cumulative effect of accounting changes — net of tax, an increase in plant and equipment — net of $4 and an asset retirement obligation liability of $16 as of January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on depreciation and accretion expense.
•	Accounting for costs associated with exit or disposal activities — the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” effective January 1, 2003 did not have a material impact on our results of operations and financial condition.
•	Consolidation of VIEs — the adoption of new accounting guidance for VIEs resulted in the inclusion of $100 in long-term debt and $104 of plant and equipment — net as of December 31, 2004. These amounts represented both the collateral and maximum exposure to loss as a result of our involvement with VIEs.
•	Accounting for certain financial instruments with characteristics of both liabilities and equity — the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in 2003 did not have a material impact on our results of operations and financial condition.
•	Accounting for revenue arrangements with multiple deliverables — the adoption of EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” in 2003 did not have a material impact on our results of operations and financial condition.

Recent accounting pronouncements

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, or SFAS 151. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. We are currently assessing the impact of SFAS 151 on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS No. 123,

“Accounting for Stock-Based Compensation”, or SFAS 123, that will impact us, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based service awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for us as of January 1, 2006. We had previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. We are currently assessing the impact of SFAS 123R on its results of operations and financial condition.

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”, or FSP FIN 46R-5. FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in VIEs or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46R. We are currently assessing the impact of the adoption of FSP FIN 46R-5 on our results of operations and financial condition and do not expect it to have a material impact.

Canadian supplement

New Canadian securities regulations and, as of March 8, 2005, amendments to the regulations under the Canada Business Corporations Act, allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. We have provided the following supplemental information to highlight the significant differences that would have resulted in the MD&A had it been prepared using Canadian GAAP information.

The principal continuing reconciling differences that affect consolidated net earnings (loss) under Canadian GAAP are derivative accounting and goodwill impairment arising from historical differences in carrying value. We adopted new Canadian accounting standards for asset retirement obligations and for derivatives in 2004 and for VIEs in 2003 that are substantially consistent with U.S. GAAP. Also in 2003, we elected to expense employee stock-based compensation using the fair value based method for U.S. GAAP, which has resulted in no significant continuing reconciling difference for stock-based compensation under Canadian GAAP. Other historical differences between U.S. GAAP and Canadian GAAP were primarily due to facts and circumstances related to prior years that are not expected to affect future earnings (loss) under Canadian GAAP, including business combinations.

See note 22 of the accompanying consolidated financial statements for a reconciliation from U.S GAAP to Canadian GAAP, including a description of the material differences affecting our consolidated statements of operations and consolidated balance sheets. There were no significant differences affecting the consolidated statements of cash flows.

Accounting changes

Under Canadian GAAP, we adopted the following accounting changes as more fully described in note 22 (h) of the accompanying consolidated financial statements:

•	Derivative accounting — Effective January 1, 2004, we adopted Accounting Guideline 13, “Hedging Relationships”, or AcG-13, which establishes specific criteria for derivatives to qualify for hedge accounting. We had been previously applying these criteria under U.S. GAAP, therefore, there was no impact on adoption of AcG-13. Concurrent with the adoption of AcG-13, we also adopted the CICA’s Emerging Issues Committee, or EIC, 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments”, or EIC 128. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the year ended December 31, 2004.
•	Revenue recognition — In December 2003, the EIC issued abstract 142, “Accounting for Revenue Arrangements with Multiple Deliverables”, or EIC 142. EIC 142 was applicable to us beginning January 1, 2004 and was applied prospectively. The application of EIC 142 did not have a material impact on our results of operations and financial condition. In December 2003, the EIC issued abstract 141, “Revenue Recognition”, or EIC 141. EIC 141 was applicable to us beginning January 1, 2004 and was applied prospectively. The application of EIC 141 did not have a material impact on our results of operations and financial condition.

•	Asset retirement obligations — Under U.S. GAAP, we adopted SFAS 143 effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax, within net earnings (loss) on the date of adoption. We adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods. Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12. The retroactive adjustment to earnings for the year ended December 31, 2003 and 2002 under Canadian GAAP was not significant. Plant and equipment — net, other liabilities and accumulated deficit as of December 31, 2003 have been increased by $4, $16 and $12, respectively, to reflect the retroactive restatement.
•	Stock-based compensation — In November 2001, the CICA issued Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, or Section 3870, which was revised in November 2003. Section 3870 outlines a fair value based method of accounting required for certain stock-based transactions, effective January 1, 2002, and applied to awards granted on or after that date. Prior to October 1, 2003, as permitted by Section 3870, we did not adopt the provisions in respect of the fair value based method of accounting for our employee stock-based transactions. On October 1, 2003, we elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003, in accordance with the transitional provisions of Section 3870 and concurrent with the adoption of expense recognition under the fair value based method for U.S. GAAP.
•	Restructuring charges- Under U.S. GAAP, effective January 1, 2003, we adopted SFAS 146. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Canadian GAAP, EIC 134, “Accounting for Severance and Termination Benefits”, or EIC 134, and EIC 135, “Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)”, or EIC 135, were issued to harmonize the Canadian GAAP requirement with SFAS 146. Effective April 1, 2003, we adopted EIC 134 and EIC 135.
•	Impairment and disposal of long-lived assets — In May 2003, the CICA issued an updated Section 3475 “Disposal of Long-Lived Assets and Discontinued operations”, or Section 3475. In April 2003, the CICA issued Handbook Section 3063, “Impairment of Long-Lived Assets”, or Section 3063. The adoption of Sections 3475 and 3063, which are substantially consistent with U.S. GAAP, did not have a material impact on our results of operations and financial condition.
•	Guarantees — In February 2003, the CICA issued AcG-14, “Disclosure of Guarantees”, or AcG-14. AcG-14 expands on previously issued accounting guidance and requires additional disclosure by a guarantor of information about each guarantee, or each group of similar guarantees, even when the likelihood of the guarantor having to make any payments under the guarantee is slight. AcG-14 does not address the recognition or measurement of a guarantor’s liability for obligations under a guarantee. We adopted the requirements of AcG-14 effective January 1, 2003 which are substantially consistent with the disclosure requirements under U.S. GAAP for guarantees.
•	Consolidation of VIEs — In June 2003, the CICA issued AcG-15, which is consistent with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. AcG-15 clarifies the application of consolidation guidance to those entities defined as VIEs (which includes, but is not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The requirements of AcG-15 were effective for all annual and interim periods beginning on or after November 1, 2004. Earlier application was encouraged and effective July 1, 2003, we adopted AcG-15 at the same time as equivalent guidance under U.S. GAAP and prospectively began consolidating two VIEs for which we were considered the primary beneficiary.

Outstanding share data

As of March 31, 2005, we had 1,460,978,638 outstanding common shares.

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

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian dollar, the British pound and the euro. We enter into U.S. to Canadian dollar forward and option contracts intended to hedge the U.S. to Canadian dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we recognize the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. Any ineffective portion of these contracts is recognized in earnings immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the year ended December 31, 2004 were in U.S. dollars, Canadian dollars, British pounds and euros. The net impact of foreign exchange fluctuations resulted in a currency exchange gains of $98 in 2004, a gain of $83 in 2003 and a loss of $84 in 2002. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency, and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency — denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2004 and 2003, respectively. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would result in a potential decrease in after-tax cash flows of $184 as of December 31, 2004 and would have resulted in a potential decrease in after-tax cash flows of $195 as of December 31, 2003. This potential decrease would result primarily from our exposure to the Canadian dollar, the British pound and the euro.

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

Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would result in a potential decrease in cash flows of $47 as of December 31, 2004 and would have resulted in a potential decrease in cash flows of $51 as of December 31, 2003.

Equity price risk

The values of our equity investments in several publicly traded companies are subject to market price volatility. These investments are generally in companies in the technology industry sector and are classified as available for sale. We typically do not attempt to reduce or eliminate the market exposure on these investment securities. We also hold certain derivative instruments or warrants that are subject to market price volatility because their value is based on the common share price of a publicly traded company. These derivative instruments are generally acquired through business acquisitions or divestitures. In addition, derivative instruments may also be purchased to hedge exposure to certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. We do not hold equity securities or derivative instruments for trading purposes. As of December 31, 2004, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair value of $23. This includes a loss of $5 related to derivative instruments that were purchased to hedge exposure to compensation obligations. As of December 31, 2003, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair value of $52. This includes a loss of $12 related to derivative instruments that were purchased to hedge exposure to compensation obligations.

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

Legal proceedings

Nortel and/or certain of our directors and officers have been named as defendants in various class action lawsuits. We are unable to determine the ultimate aggregate amount of monetary liability or financial impact to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts. We are also a defendant in various other suits, claims, proceedings and investigations which are in the normal course of business. We cannot determine whether these matters will, individually or collectively, have a material adverse effect on our business, results of operations, financial condition and liquidity. We, and any of our named directors or officers, intend to vigorously defend these actions, suits, claims, proceedings and investigations. We are also subject to significant pending civil litigation and ongoing regulatory and criminal investigations in the U.S. and Canada which could require us to pay substantial judgments, settlements, fines or other penalties. For additional information related to our legal proceedings, see “Contingencies” in note 20 of the accompanying consolidated financial statements, the Legal Proceedings section of this report and “Risk factors/forward looking statements”.

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

Over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to revenues previously reported, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review.

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

•	We are subject to ongoing regulatory and criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties.
•	We are subject to significant pending civil litigation, which if decided against us, could require us to pay substantial judgments, settlements or other penalties.
•	Material adverse legal judgments, fines, penalties or settlements could have a material adverse effect on our business, results of operations, financial condition and liquidity, which could be very significant.
•	We cannot predict the outcome of the Revenue Independent Review being undertaken by our Audit Committee.
•	We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting is ineffective, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.
•	The governing principles of the Independent Review particularly as they relate to remedial measures may take time to implement.
•	The delayed filing of our Reports and related matters caused us to breach our public debt indentures and seek waivers from EDC under the EDC Support Facility, which may affect our liquidity. As a result of the expected delay in filing the 2005 First Quarter Reports, we and NNC will not be in compliance with our obligations to deliver the 2005 First Quarter Reports to the trustees under our and NNC’s public debt indentures if such reports are filed after May 25, 2005. In such event, it is possible that the holders of our public debt will seek to accelerate the maturity of that debt. In addition, it is possible that EDC will not grant us additional waivers.
•	Our credit ratings have been downgraded, we are currently unable to access in its current form, our shelf registration statement filed with the SEC and we terminated the Five Year Facilities, each of which may affect our liquidity.
•	The expected delay in filing of the 2005 First Quarter Reports could cause the TSX and/or the NYSE to commence suspension or delisting procedures in respect of Nortel Networks Corporation’s common shares or other of our or NNC’s listed securities.
•	Continuing negative publicity may adversely affect our business.
•	We may not be able to attract or retain the personnel necessary to achieve our business objectives.
•	Ongoing SEC review may require us to amend our public disclosures further.

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

We have also received a U.S. federal grand jury subpoena for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, on August 16, 2004, we received a letter from the Integrated Market Enforcement Team of the RCMP advising us that it would be commencing a criminal investigation into our financial accounting situation.

Our senior management and Board of Directors have been required to devote significant time to these investigations and related matters. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. We may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the findings and outcomes of the Independent Review, the Revenue Independent Review and the regulatory and criminal investigations may affect the course of the civil litigation pending against us, which are more fully described below.

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

We estimate that as of December 31, 2004 our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. In making this estimate, we have not assumed the need to make any payments in connection with our pending civil litigation or investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our long term debt of $1,275 relating to our 6.125% notes due February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from the pending civil litigation and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our business, results of operations, financial condition and liquidity, including by:

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

As discussed in greater detail in the “Controls and Procedures” section of this report, our Audit Committee initiated the Revenue Independent Review to achieve a full understanding of the historic events that required revenues for certain specific transactions to be restated. The Revenue Independent Review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The review will also consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with this review. We cannot predict the outcome of the Revenue Independent Review.

We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting is ineffective, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

Two material weaknesses in our internal control over financial reporting were identified at the time of the First Restatement. Over the course of Second Restatement, we and Deloitte identified a number of additional material weaknesses in our internal control over financial reporting. Deloitte confirmed to the Audit Committee these material weaknesses, listed below, on January 10, 2005:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel procedures for applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;
•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;
•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel; and
•	an inappropriate ‘tone at the top’, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary set forth in Item 9A of the 2003 Annual Reports, there was a “Management ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 pursuant to SOX 404 and the related SEC rules and concluded that our internal control over financial reporting was not effective as of December 31, 2004. Specifically, they concluded that the first five of these six material weaknesses continue to exist and existed as of December 31, 2004. Deloitte has also assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and has also concluded that our internal control over financial reporting was not effective as of December 31, 2004. We continue to identify, develop and implement remedial measures to address these material weaknesses. These material weaknesses, if not fully addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in “Developments in 2004 and 2005 - Nortel Audit Committee Independent Review; restatements; related matters” in the MD&A and “Controls and Procedures” section of this report. While our Board of Directors has approved the adoption of all of the recommendations for remedial measures contained in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review” in the “Controls and Procedures” section of our 2003 Annual Report on Form 10-K, and our management has adopted a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, we may be unable to address such material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC and OSC.

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

The delayed filing of our Reports and related matters caused us to breach our public debt indentures and seek waivers from EDC under the EDC Support Facility, which may affect our liquidity. As a result of the expected delay in filing the 2005 First Quarter Reports, we and NNC will not be in compliance with our obligations to deliver the 2005 First Quarter Reports to the trustees under our and NNC’s public debt indentures if such reports are filed after May 25, 2005. In addition, the delay in filing the Reports and the expected delay in filing the 2005 First Quarter Reports and related matters has resulted and we expect will result in a breach of our obligations under the EDC Support Facility. It is possible that the holders of our public debt will seek to accelerate the maturity of that debt and EDC will not grant us a further waiver.

As a result of the delayed filing of the Reports, we and NNC breached our obligations to deliver the Reports to the trustees under our and NNC’s public debt indentures. With the filing of the 2004 Annual Reports with the SEC and the delivery of the 2004 Annual Reports to the trustees under our and NNC’s public debt indentures, we and NNC will be in compliance with our delivery obligations under the public debt indentures.

However, as a result of the expected delay in filing the 2005 First Quarter Reports, we and NNC may not be in compliance with our obligations to deliver the 2005 First Quarter Reports to the trustees under our and NNC’s public debt indentures if such reports are filed after May 25, 2005. Any non-compliance with the delivery obligations under the public debt indentures with respect to the 2005 First Quarter Reports will not result in an automatic event of default and acceleration of the outstanding long-term debt and such default and acceleration could not occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant series of debt securities is provided to us or NNC, as applicable, and we or NNC, as applicable, failed to deliver the 2005 First Quarter Reports within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004 as a result of the delayed filings of the Reports, neither we nor NNC has received a notice to the date of this report. If notice were given with respect to the delayed filing of the 2005 First Quarter Reports and acceleration of our and NNC’s debt securities were to occur, we may be unable to meet our payment obligations. If notice were given, we believe that it is probable that we and NNC would file and deliver the 2005 First Quarter Reports within 90 days of receipt of such a notice.

As a result of the delayed filing of our Reports and the Related Breaches, we were also required to seek waivers from EDC under the EDC Support Facility. On April 29, 2005, we obtained a new waiver from EDC of certain defaults and related breaches by us under the EDC Support Facility. The new waiver remains in effect until the earliest of certain events including the date on which we and NNC have filed the 2004 Annual Reports and the 2005 First Quarter Reports, or May 31, 2005. If we and NNC fail to file the 2005 First Quarter Reports by May 31, 2005, EDC will have the right (absent a further waiver) to terminate the EDC Support Facility, exercise certain rights against collateral or require us to cash collateralize all existing support. In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. Accordingly, beginning on the earlier of the date upon which we and NNC file the 2004 Annual Reports and the 2005 First Quarter Reports with the SEC and May 31, 2005, EDC will have the right to terminate or suspend the EDC Support Facility notwithstanding the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. While we intend to seek a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that we will receive any waiver or as to the terms of any such waiver.

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

On April 28, 2004, S&P downgraded its ratings of us, including its long-term corporate credit rating from “B” to “B-” and its preferred share rating from “CCC” to “CCC-”. At the same time, it revised its outlook to developing from negative. Moody’s current long-term debt rating for us is “B3” and its preferred share rating is “Caa3”. On April 28, 2004, Moody’s changed its outlook to potential downgrade from uncertain. These ratings are below investment grade. NNC’s credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and affect our ability, and the cost to securitize receivables, obtain customer bid, performance-related and other bonds and contracts, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions and also affect the price of our stock.

As a result of a ratings downgrade in 2002, security agreements became effective under which substantially all of our assets located in the U.S. and Canada and those of most of our U.S. and Canadian subsidiaries, including the shares of certain of our U.S. and Canadian subsidiaries, were pledged. In addition, certain of our wholly owned subsidiaries have guaranteed our obligations under the EDC Support Facility and our and Nortel’s outstanding debt securities. These agreements will continue to secure the EDC Support Facility and NNC’s and our outstanding public debt until the EDC Support Facility expires, alternative collateral is provided, or our public debt ratings return to at least BBB ( with a stable outlook) by S&P and Baa2 (stable outlook) by Moody’s. The continued existence of these security arrangements may adversely affect our ability to incur additional debt or obtain alternative financing arrangements. In addition, EDC is not obligated to make any support available under the EDC Support Facility if our senior long-term rating by Moody’s is downgraded to less than B3 or if its debt rating by S&P is downgraded to less than B-.

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

Further, as a result of the delayed filing of the Reports and the expected delay in filing the 2005 First Quarter Reports, we are unable to use, in its current form, the remaining approximately $800 of capacity under our shelf registration statement filed with the SEC for various types of securities. As a result, our ability to access the capital markets is constrained, which may adversely affect our liquidity.

The expected delay in filing of our 2005 First Quarter Reports could cause the Toronto Stock Exchange and/or the New York Stock Exchange to commence suspension or delisting procedures in respect of Nortel Networks Corporation common shares or other of our or NNC’s listed securities.

As a result of the delay in filing the Reports and the expected delay in filing the 2005 First Quarter Reports, we were and expect to be, in breach of the continued listing requirements of the NYSE and TSX. The expected delay in filing of our 2005 First Quarter Reports could cause the TSX or NYSE to commence suspension or delisting procedures in respect of our or NNC’s listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange.

If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to investors and cause the trading volume of Nortel Networks Corporation common shares or other listed securities of Nortel Networks Corporation and NNL to decline, which could result in a decline in the market price of such securities.

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

As a result of the delay in the filing of the 2004 Annual Reports (containing our audited consolidated financial statements for the year ended December 31, 2004), we were required to apply to the Ontario Superior Court of Justice for an order permitting the postponement of our 2004 Annual Shareholders’ Meeting, or the Meeting. The Ontario Superior Court of Justice granted that order, which permitted us to extend the time for calling the Meeting to a date not later than June 30, 2005. The order permits us to comply with a specific SEC rule which would require us, in our circumstances, to provide to shareholders our 2004 audited financial statements either prior to or concurrently with the mailing of proxy materials for the Meeting. This postponement has, among other things, contributed to the continuing negative publicity related to us, which may adversely affect our business and the market price of our publicly traded securities.

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

In connection with the delay in filing our 2003 Annual Reports, as of March 10, 2004, NNC suspended the purchase of Nortel Networks Corporation common shares under the stock purchase plans for eligible employees in eligible countries that facilitate the acquisition of Nortel Networks Corporation common shares; the exercise of outstanding options granted under the 2000 Plan or the 1986 Plan, or the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by us in connection with mergers and acquisitions; and the purchase of units in Nortel’s stock fund or purchase of Nortel Networks Corporation common shares under our defined contribution and investments plans until such time as, at the earliest, we are in compliance with U.S. and Canadian regulatory securities filing requirements. On May 31, 2004, the OSC issued a final order prohibiting all trading by our directors, officers and certain current and former employees in Nortel Networks Corporation’s securities and those of us. This order will remain in effect until two full business days following the receipt by the OSC of all filings required to be made by us and NNC pursuant to Ontario securities law. Accordingly, our ability to provide employees with the opportunity to participate in Nortel stock option plans, restricted stock unit plans and employee investment and share purchase plans has been adversely affected and certain employees have not been able to trade in NNC’s securities. The current suspension of these programs and OSC trading order, and any future suspension or OSC order, may have a material adverse effect on our ability to hire, assimilate in a timely manner and retain qualified personnel.

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

Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	our ability to execute our strategic plan, including the planned workforce reductions, without negatively impacting our relationships with our customers, the delivery of products based on new and developing technologies at competitive prices, the effectiveness of our internal processes and organizations and the retention of qualified personnel;
•	our ability to focus on the day-to-day operation of our business while implementing improvements in our internal controls and procedures, including our accounting systems, and addressing the civil litigation actions and investigations related to our restatements;
•	our ability to successfully implement programs to stimulate customer spending by anticipating and offering the kinds of products and services customers will require in the future to increase the efficiency and profitability of their networks;
•	our ability to successfully complete programs on a timely basis to reduce our cost structure, including fixed costs, to streamline our operations and to reduce product costs;
•	our ability to successfully manage our manufacturing operations, which are substantially outsourced to contract manufacturers;
•	our ability to successfully comply with increased and complex regulations;
•	our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses and to dispose of or exit non-core businesses;
•	increased price and product competition in the networking industry, including from low cost competitors;
•	our ability to compete with low cost competitors, including those offering attractive customer financing arrangements;
•	the inherent uncertainties of using forecasts, estimates and assumptions for asset valuations and in determining the amounts of accrued liabilities, provisions and other items in our consolidated financial statements;
•	the impact of changes in global capital markets and interest rates on our pension plan assets and obligations;
•	fluctuations in our gross margins;
•	the development, introduction and market acceptance of new technologies, and integrated networking solutions, as well as the adoption of new networking standards;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	our ability to make investments, including acquisitions, to strengthen our business;
•	the ability of our customers and suppliers to obtain financing to fund capital expenditures;
•	variations in sales channels, product costs and the mix of products sold;
•	the size and timing of customer orders and shipments;
•	our ability to obtain payment from customers on a timely basis;
•	our ability to continue to obtain customer performance bonds and contracts;
•	our ability to maintain appropriate inventory levels;
•	the impact of acquired businesses and technologies;

•	our ability to fund and sustain our research and development activities;
•	the impact of our product development schedules, product quality variances, manufacturing capacity and lead times required to produce our products; and
•	the impact of higher insurance premiums and deductibles and greater limitations on insurance coverage.

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

There are trends and factors affecting the industry that are beyond our control and may affect our operations. These trends and factors include:

•	adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
•	adverse changes in the credit quality of our customers and suppliers;
•	adverse changes in the market conditions in our industry and the specific markets for our products;
•	the trend towards the sale of converged networking solutions, which could lead to reduced capital spending on multiple networks by our customers;
•	visibility to, and the actual size and timing of, capital expenditures by our customers;
•	inventory practices, including the timing of product and service deployment, of our customers;
•	the amount of network capacity and the network capacity utilization rates of our customers, and the amount of sharing and/or acquisition of new and/or existing network capacity by our customers;
•	policies of our customers regarding utilization of single or multiple vendors for the products they purchase;
•	the overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers;
•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
•	increased price competition, particularly from low cost competitors;
•	changes in legislation or accounting rules and governmental and environmental regulation or intervention affecting communications or data networking;
•	computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and
•	acts of war or terrorism that could lead to disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

Cautious capital spending in our industry has affected, and could affect, demand for, or pricing pressures on, our products.

Our gross margins may decline, which would reduce our operating results.

Our gross margins may be negatively affected as a result of a number of factors, including:

•	increased price competition, particularly from low cost competitors;
•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;
•	changes in product and geographic mix;
•	customer and contract settlement costs;
•	higher product, material or labor costs;
•	increased inventory provisions or contract and customer settlement costs;
•	warranty costs;
•	obsolescence charges;
•	loss of cost savings on future inventory purchases as a result of high inventory levels;
•	introduction of new products and costs of entering new markets;
•	increased levels of customer services;
•	changes in distribution channels;
•	excess capacity or excess fixed assets;
•	accruals for employee incentive bonuses;
•	further restructuring costs; and
•	costs related to our restatements, including the possibility of substantial fines, settlements and/or damages or other penalties, and/or remedial actions.

Lower than expected gross margins would negatively affect our operating results.

Cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner. Additional sources of funds may not be available or may not be available on acceptable terms.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. In addition, if the industry or our current condition deteriorates, notwithstanding the EDC Support Facility, an increased portion of our cash and cash equivalents may be restricted as cash collateral for customer performance bonds and contracts. As of December 31, 2004, we believe our cash on hand will be sufficient to fund our current business model, manage our investments and meet our customer commitments for at least the next 12 months. In making this estimate, we have not made provision for any material payments in connection with our pending civil litigation actions and investigations related to the First Restatement and Second Restatement, other than our anticipated professional fees and expenses. We believe that we have sufficient cash to repay our long term debt of $1,275 relating to our 6.125% notes due February 2006. However, we continue to routinely monitor the capital markets for opportunities to improve our capital structure and financial flexibility. We can provide no assurances that any capital markets transactions will be completed on favorable terms, or at all. Any material adverse legal judgments, fines, penalties or settlements arising from these pending civil litigation actions and investigations could require additional funding which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on our liquidity, which could be very significant.

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

We may be materially and adversely affected by cautious capital spending by our customers. Increased consolidation among our customers and the loss of customers in certain markets could have a material adverse effect on our business, results of operations and financial condition.

Our consolidated revenues in 2004 were slightly lower compared to 2003. Continued cautiousness in capital spending by service providers and other customers may affect our revenues more than we currently expect. Our revenues and operating results have been and may continue to be materially and adversely affected by the continued cautiousness in capital spending by our customers. We have focused on the larger customers in certain markets, which provide a substantial portion of our revenues. Increased industry consolidation among our customers may lead to downward pressure on the prices of our products, or reduced spending, a loss, reduction or delay in business from one or more of these customers. Such increased industry consolidation among our customers, reduced spending, a loss, reduction or delay in business from one or more of these customers, or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;
•	a high debt level may affect our ability to refinance our existing debt, including the $1,275 of long-term debt relating to our 6.125% Notes due February 2006;
•	we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;
•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and
•	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. In particular, although this facility provides for up to $750 in support, the $300 revolving small bond sub-facility will not become committed support until the 2005 First Quarter Reports are filed with the SEC and we obtains a permanent waiver of the Related Breaches. As of April 15, 2005, there was approximately $223 of outstanding support utilized under the EDC Support Facility, approximately $155 of which was outstanding under the small bond sub-facility. In addition, bid and performance related bonds with terms that extend beyond December 31, 2006, which, absent any early termination of the EDC Support Facility, is the expiry date of this facility, are currently not eligible for the support provided by the EDC Support Facility. Given that the EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 days, we may need to increase our use of cash collateral to support these obligations beginning on January 1, 2006 absent a further extension of the facility. Unless EDC agrees to extend the facility or agrees to provide support outside the scope of the facility, we may be required to provide cash collateral to support these obligations. We cannot provide any assurance that we will reach an agreement with EDC on these matters. Under the terms of the waiver letter with EDC dated March 29, 2004, EDC may also suspend its obligation to issue us any additional support if events occur that have a material adverse effect on our business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which could adversely affect our ability to fund some of our normal course business activities, capital expenditures, R&D and our ability to borrow in the future.

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

We cannot be sure what the rate of this convergence of voice and data networks will be, due to the dynamic and rapidly evolving nature of the communications business, the technology involved and the availability of capital. Consequently, market discontinuities and the resulting demand for IP-optimized networking solutions or 3G wireless networks may not continue. Alternatively, the pace of that development may be slower than currently anticipated. On a regional basis, growth of our revenues from sales of our networking solutions in emerging markets, such as China and India, may be less than we anticipate if current customer orders are not indicative of future sales, strong growth in our UMTS technology does not occur, build-out of the BSNL contract is slower than we expect, or those emerging markets experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate. The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 3G networks, or the evolution of other technologies, may occur, which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 3G wireless networks. Any such change in demand may reduce purchases of our networking solutions by our customers, require increased expenditures to develop and market different technologies, or provide market opportunities for our competitors. Our performance may also be materially and adversely affected by a lack of growth in the rate of data traffic, a reduction in the use of the Internet or a reduction in the demand for IP-optimized networking solutions or 3G wireless networks in the future, and slower than anticipated revenue growth from our network solutions such as WLAN and carrier routing.

We also cannot be sure that the metro optical portion of our Optical Networks business will continue to represent as large of a percentage of our overall Optical Networks revenues as we expect, or that our current growth in carrier VoIP will continue, or that the continued decline in sales of our traditional circuit switching solutions will not decline more rapidly than we anticipate, any or all of which may materially and adversely affect our results of operations and financial condition.

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

In the past, we acquired companies that we believed would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;
•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;
•	potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;
•	potential difficulties in integrating new products, software, businesses and operations in an efficient and effective manner;
•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	potential loss of key employees of the acquired businesses;
•	diversion of the attention of our senior management from the operation of our daily business;
•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;
•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash; and
•	potential assumption of liabilities.

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

We operate in a highly volatile industry that is characterized by industry rationalization and consolidation, vigorous competition for market share and rapid technological development. Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition from smaller niche companies, established competitors, as well as well-capitalized computer systems and communications companies, which, in turn, could separately or together with consolidation in the industry have a material adverse effect on our gross margins.

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

The industry has experienced consolidation and rationalization and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for industry participants which have affected their ability to obtain financing or to fund capital expenditures. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and we and one or more of our competitors may each supply products to the companies that have merged or will merge. This rationalization and/or consolidation could result in our dependence on a smaller number of customers, purchasing decision delays by the merged companies and/or our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies and downward pressure on pricing of our products. This rationalization and/or consolidation, including the acquisition by Cingular Wireless of AT&T Wireless, could also cause increased competition among our customers and pressure on the pricing of their products and services, which could cause further financial difficulties for our customers. A rationalization of industry participants could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products. In addition, telecommunications equipment suppliers may enter into business combinations, or may be acquired by or sell a substantial portion of their assets to other competitors, resulting in accelerated product development, increased financial strength, or a broader base of customers, creating even more powerful or aggressive competitors. We may also see rationalization among equipment/component suppliers. The business failures of operators, competitors or suppliers may cause uncertainty among investors and in the industry generally and harm our business.

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

In the U.S., on February 20, 2003, the FCC announced a decision in its triennial review proceeding of the agency’s rules regarding UNEs. The text of the FCC’s order and reasons for the decision were released on August 21, 2003. The uncertainty surrounding the impact of the FCC’s decision, judicial review of the decision, the adoption of interim rules, and the subsequent adoption of new unbundling rules with an effective date of March 11, 2005 is affecting, and may continue to affect, the decisions of certain of our U.S.-based service provider customers regarding investment in their telecommunications infrastructure. These UNE rules and/or material changes in other country-specific telecommunications or other regulations may affect capital spending by certain of our service provider customers, which could have a material adverse effect on our business, results of operations and financial condition.

In Europe, we are subject to new product content laws and product takeback and recycling requirements that will require full compliance by 2006. We expect that these laws will require us to incur additional compliance costs. Although compliance costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations and financial condition in the past, they may result in a material adverse effect in the future.

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

Negative developments associated with our supply contracts and contract manufacturing agreements including in our Optical Networks segment as a result of using a sole supplier for a key component of our Optical Networks solutions may materially and adversely affect our business, results of operations, financial condition and supply relationships.

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

In particular, we currently rely on a sole supplier for key components of our Optical Networks solutions and our supply of such components used in our Optical Networks solutions could be materially adversely affected by adverse developments in the supply arrangement with that supplier. In February 2005, we agreed to waive for a period of time Bookham’s obligation to maintain a minimum cash balance under certain secured and unsecured notes and in March 2005 to adjust the prepayment provisions under these notes and to amend our supply agreement with Bookham to provide certain product price increases and accelerated purchase orders and invoice payment terms. The inability of such supplier to meet its contractual obligations under our supply arrangements and of us to make alternative arrangements could have a material adverse effect on our revenues, cash flows and relationships with our customers.

Our ability to meet customer demand is, in part, dependent on us obtaining timely and adequate component parts and products from suppliers, contract manufacturers, and internal manufacturing capacity. As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced, or are in the process of outsourcing, substantially all of our manufacturing capacity to contract manufacturers, including an agreement with Flextronics announced on June 29, 2004 regarding the divestiture of certain of our manufacturing operations and related activities. The transfer to Flextronics of our optical design operations and related assets in Ottawa, Canada and Monkstown, Northern Ireland was completed in the fourth quarter of 2004. In the first quarter of 2005, we completed the portion of the transaction relating to our manufacturing activities in Montreal, Canada. We and Flextronics are currently discussing the timing of the closing of the balance of the remaining transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction relating to the manufacturing operations in Chateaudun, Calgary and Monkstown will close by the end of the first quarter of 2006. These transitions are subject to customary conditions and regulatory approvals. Upon the completion of the divestiture, a significant portion of our supply chain will be concentrated with Flextronics. We work closely with our suppliers and contract manufacturers to address quality issues and to meet increases in customer demand, when needed, and we also manage our internal manufacturing capacity, quality, and inventory levels as required. However, we may encounter shortages of quality components and/or products in the future. In addition, our component suppliers and contract manufacturers have experienced, and may continue to experience, a consolidation in the industry and financial difficulties, both of which may result in fewer sources of components or products and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

There is no assurance that we will be able to complete, on a timely basis or otherwise, the remaining portion of the transaction with Flextronics, which could materially and negatively impact our cash flows and operating results and impede achievement of our strategic goal to improve our business efficiency and operating cost performance.

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

Refer to “Market risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Limited

We have audited the accompanying consolidated balance sheets of Nortel Networks Limited and its subsidiaries (“Nortel”) as at December 31, 2004 and 2003 and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of Nortel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Nortel as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in accordance with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nortel’s internal control over financial reporting as at December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Nortel’s internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants

Toronto, Canada
April 29, 2005

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADIAN-U.S. REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the company’s financial statements, such as the changes described in Note 3 to the financial statements. Our report to the Shareholders and Board of Directors of Nortel dated April 29, 2005, with respect to the financial statements, is expressed in accordance with Canadian reporting standards which would not include a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants

Toronto, Canada
April 29, 2005

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Nortel Networks Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nortel Networks Limited and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Nortel’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Nortel’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Lack of compliance with written Nortel procedures for monitoring and adjusting balances relating to certain accruals and provisions, including restructuring charges and contract and customer accruals;
•	Lack of compliance with Nortel procedures for appropriately applying generally accepted accounting principles (“GAAP”) to the initial recording of certain liabilities including those described in Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, and to foreign currency translation as described in SFAS No. 52, “Foreign Currency Translation”;
•	Lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions including, but not limited to, revenue transactions;

•	Lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;
•	Lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of Nortel and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that Nortel did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nortel has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated April 29, 2005 expressed an unqualified opinion on those financial statements and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canadian-U.S. Reporting Differences referring to changes in accounting principles that have a material effect on the comparability of the financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants

Toronto, Ontario
April 29, 2005

NORTEL NETWORKS LIMITED
Consolidated Statements of Operations for the years ended December 31

(millions of U.S. dollars)	2004	2003	2002

Revenues	$9,828	$10,193	$10,994
Cost of revenues	5,735	5,861	7,139

Gross profit	4,093	4,332	3,855

Selling, general and administrative expense	2,124	1,931	2,532
Research and development expense	1,959	1,965	2,084
Amortization of intangibles	10	3	19
Special charges
Goodwill impairment	–	–	264
Other special charges	180	285	1,358
(Gain) loss on sale of businesses and assets	(98)	(4)	(4)

Operating earnings (loss)	(82)	152	(2,398)

Other income (expense) — net	240	433	(28)
Interest expense
Long-term debt	(108)	(98)	(135)
Other	(8)	(26)	(55)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies	42	461	(2,616)
Income tax benefit (expense)	29	33	438

	71	494	(2,178)
Minority interests — net of tax	(13)	(28)	32
Equity in net loss of associated companies — net of tax	–	(36)	(17)

Net earnings (loss) from continuing operations	58	430	(2,163)
Net earnings (loss) from discontinued operations — net of tax	49	184	(101)

Net earnings (loss) before cumulative effect of accounting change	107	614	(2,264)
Cumulative effect of accounting change — net of tax	–	(12)	–

Net earnings (loss)	107	602	(2,264)
Dividends on preferred shares	33	35	26

Net earnings (loss) applicable to common shares	$74	$567	$(2,290)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Balance Sheets as of December 31

(millions of U.S. dollars, except for share amounts)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$3,607	$3,928
Restricted cash and cash equivalents	80	63
Accounts receivable — net	2,800	2,659
Inventories — net	1,414	967
Deferred income taxes — net	255	369
Other current assets	355	404

Total current assets	8,511	8,390

Investments	159	244
Plant and equipment — net	1,646	1,654
Goodwill	2,123	2,125
Intangible assets — net	78	86
Deferred income taxes — net	3,736	3,397
Other assets	691	560

Total assets	$16,944	$16,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$995	$877
Payroll and benefit-related liabilities	512	764
Contractual liabilities	568	529
Restructuring liabilities	254	205
Other accrued liabilities	2,788	2,467
Long-term debt due within one year	15	119

Total current liabilities	5,132	4,961

Long-term debt	2,062	2,091
Deferred income taxes — net	143	190
Other liabilities	3,189	2,944

Total liabilities	10,526	10,186

Minority interests in subsidiary companies	94	80

Guarantees, commitments and contingencies (notes 12, 13 and 20)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 30,000,000 for 2004 and 30,000,000 for 2003	536	536
Common shares, without par value — Authorized shares: unlimited;
Issued and outstanding shares: 1,460,978,638 for 2004 and 1,460,978,638 for 2003	1,211	1,211
Additional paid-in capital	22,107	22,031
Accumulated deficit	(16,992)	(17,066)
Accumulated other comprehensive loss	(538)	(522)

Total shareholders’ equity	6,324	6,190

Total liabilities and shareholders’ equity	$16,944	$16,456

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

(millions of U.S. dollars)	2004	2003	2002

Preferred shares
Balance at the beginning and end of the year	$536	$536	$536

Common shares
Balance at the beginning of the year	1,211	1,211	2,111
Common shares issued	–	–	2,287
Reduction of legal stated capital	–	–	(3,187)

Balance at the end of the year	1,211	1,211	1,211

Additional paid-in capital
Balance at the beginning of the year	22,031	22,007	18,806
Reduction of legal stated capital	–	–	3,187
Stock option compensation	76	26	–
Tax benefit associated with stock options	–	–	13
Other	–	(2)	1

Balance at the end of the year	22,107	22,031	22,007

Accumulated deficit
Balance at the beginning of the year	(17,066)	(17,633)	(14,818)
Net earnings (loss)	107	602	(2,264)
Dividends on preferred shares	(33)	(35)	(26)
Stock option fair value increment	–	–	(525)

Balance at the end of the year	(16,992)	(17,066)	(17,633)

Accumulated other comprehensive loss
Balance at the beginning of the year	(522)	(941)	(587)
Foreign currency translation adjustment	159	535	173
Unrealized gain (loss) on investments — net	(66)	57	19
Unrealized derivative gain on cash flow hedges — net	6	15	11
Minimum pension liability adjustment — net	(115)	(188)	(557)

Other comprehensive income (loss)	(16)	419	(354)

Balance at the end of the year	(538)	(522)	(941)

Total shareholders’ equity	$6,324	$6,190	$5,180

Total comprehensive income (loss) for the year
Net earnings (loss)	$107	$602	$(2,264)
Other comprehensive income (loss)	(16)	419	(354)

Total comprehensive income (loss) for the year	$91	$1,021	$(2,618)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Consolidated Statements of Cash Flows for the years ended December 31

(millions of U.S. dollars)	2004	2003	2002

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$58	$430	$(2,163)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	362	434	553
Non-cash portion of special charges and related asset write downs	4	87	692
Equity in net loss of associated companies	–	36	17
Stock option compensation	76	26	–
Deferred income taxes	(45)	(8)	(405)
Other liabilities	277	161	1
(Gain) loss on repurchases of outstanding debt securities	–	(4)	(60)
(Gain) loss on sale or write down of investments, businesses and assets	(117)	(147)	35
Other — net	118	(71)	683
Change in operating assets and liabilities	(897)	(866)	(347)

Net cash from (used in) operating activities of continuing operations	(164)	78	(994)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(281)	(172)	(352)
Proceeds on disposals of plant and equipment	10	38	406
Acquisitions of investments and businesses — net of cash acquired	(5)	(58)	(29)
Proceeds on sale of investments and businesses	150	107	61

Net cash from (used in) investing activities of continuing operations	(126)	(85)	86

Cash flows from (used in) financing activities
Dividends on preferred shares	(33)	(35)	(26)
Increase (decrease) in notes payable — net	8	(45)	(333)
Proceeds from long-term debt	–	–	33
Repayments of long-term debt	(107)	(270)	(611)
Repayments of capital leases payable	(9)	(12)	(16)
Issuance of common shares	–	–	2,287
Payment of stock option fair value increment	–	–	(525)

Net cash from (used in) financing activities of continuing operations	(141)	(362)	809

Effect of foreign exchange rate changes on cash and cash equivalents	88	176	74

Net cash from (used in) continuing operations	(343)	(193)	(25)
Net cash from (used in) discontinued operations	22	379	350

Net increase (decrease) in cash and cash equivalents	(321)	186	325
Cash and cash equivalents at beginning of year	3,928	3,742	3,417

Cash and cash equivalents at end of year	$3,607	$3,928	$3,742

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED
Notes to Consolidated Financial Statements
(millions of U.S. dollars, unless otherwise stated)

1.	Nortel Networks Limited

Nortel Networks Limited (“Nortel”) is a recognized leader in delivering communications capabilities, serving both service provider and enterprise customers. Nortel delivers innovative technology solutions encompassing end-to-end broadband, Voice over IP, multimedia services and applications, and wireless broadband solutions. Nortel’s business consists of the design, development, manufacture, assembly, marketing, sale, licensing, installation, servicing and support of these networking solutions. A substantial portion of Nortel’s business has a technology focus and is dedicated to research and development.

Nortel is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). NNC holds all of Nortel Networks Limited’s outstanding common shares but none of Nortel Networks Limited’s outstanding preferred shares. NNC’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol “NT”. Nortel Networks Limited’s Cumulative Redeemable Class A Preferred Shares Series 5 and Non-cumulative Redeemable Class A Preferred Shares Series 7 are traded on the TSX under the symbols “NTL.PR.F” and “NTL.PR.G”, respectively. Acquisitions involving any share consideration are completed by NNC, while acquisitions involving only cash consideration are generally completed by Nortel.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements. Although Nortel is headquartered in Canada, the consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowance, restructuring and other provisions, stock-based compensation and contingencies.

(c)	Translation of foreign currencies

The consolidated financial statements of Nortel are presented in U.S. dollars. The financial statements of Nortel’s operations whose functional currency is not the U.S. dollar (except for highly inflationary economies as described below) are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities, and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on Nortel’s net investment in these operations, including long-term intercompany advances considered to form part of the net investment, are accumulated as a component of other comprehensive income (loss) (“OCI”).

Transactions and financial statements for Nortel’s operations in countries considered to have highly inflationary economies and whose functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue and expenses are translated at average rates for the period, except for amortization and depreciation which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net earnings (loss).

When appropriate, Nortel may hedge a designated portion of the exposure to foreign exchange gains and losses incurred on the translation of specific foreign operations. Hedging instruments used by Nortel can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations. The translation gains and losses on the effective portion of the hedging instruments that qualify for hedge accounting are recorded in OCI; other translation gains and losses are recorded in net earnings (loss).

(d)	Revenue recognition

Nortel’s products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods.

Depending upon the terms of the contract and types of products and services sold, Nortel recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized net of cash discounts and allowances.

Effective July 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Nortel generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

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

Prior to July 1, 2003, for contracts involving multiple elements, Nortel allocated revenue to each element based on the relative fair value or the residual method, as applicable. Provided none of the undelivered elements were essential to the functionality of the delivered elements, revenue related to the software element was recognized under SOP 97-2 and revenue related to the hardware element was recognized under SOP 81-1 or SAB 101.

For accounting units related to customized network solutions and certain network build-outs, revenues are recognized under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized, based on costs incurred towards the completion of the project, that are unbilled are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities.

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products does not transfer to the customer until final payment has been received or where delivery has not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer. For arrangements where the customer agrees to purchase products but Nortel retains possession until the customer requests shipment (“bill and hold arrangements”), revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Engineering, installation and other service revenues are recognized as the services are performed.

Nortel makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, Nortel allocates revenue to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair values, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collection is reasonably assured. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Nortel provides extended payment terms on certain software contracts and may sell these receivables to third parties. The fees on these contracts are considered fixed or determinable if the contracts are similar to others for which Nortel has a standard business practice of providing extended payment terms and has a history of successfully collecting under the original payment terms without making concessions.

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

Research and development (“R&D”) costs are charged to net earnings (loss) in the periods in which they are incurred. However, costs incurred pursuant to specific contracts with third parties for which Nortel is obligated to deliver a product are charged to cost of revenues in the same period as the related revenue is recognized. Related global investment tax credits are deducted from the income tax provision.

(f)	Income taxes

Nortel provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates.

In establishing the appropriate income tax valuation allowances, Nortel assesses the realizability of its net deferred tax assets quarterly and based on all available evidence, both positive and negative, determines whether it is more likely than not that the remaining net deferred tax assets or a portion thereof will be realized.

(g)	Earnings (loss) per common share

As all of Nortel Networks Limited’s common shares are held by NNC and are not publicly traded, information concerning Nortel Networks Limited’s net earnings (loss) per common share and weighted-average number of common shares outstanding has not been presented in the consolidated financial statements. For information regarding NNC’s earnings (loss) per common share and weighted-average number of common shares outstanding, see NNC’s consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in NNC’s 2004 Annual Report on Form 10-K filed with the SEC.

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

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer under bid, performance related and other bonds associated with contracts that Nortel is not able to unilaterally revoke. Cash and cash equivalents collateral may be provided, often in addition to the payment of fees to the other party, as a result of the general economic and industry environment and Nortel’s credit rating.

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

Transfers of accounts receivable that meet the criteria for surrender of control under FASB Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are accounted for as sales. Generally, Nortel retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded in other income (expense) — net at the date of the receivables sale and is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair values at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks. Retained interests are classified as available-for-sale securities.

Nortel, when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Certain transactions will enable Nortel, when acting as the servicing agent, to receive a servicing bonus at the maturity of the transaction if certain performance criteria are met. The ultimate collection of servicing bonuses is based primarily on the collectibility and credit experience of the receivables sold and is sometimes paid at the discretion of the transferee. Nortel initially records the non-discretionary servicing bonus at fair value which is the discounted value of the estimated future cash flows taking into consideration future estimated interest rates and credit losses. Generally, the discretionary servicing bonus is initially recorded at a fair value of nil due to the fact that it is paid at the discretion of the transferee and based on the determination that future credit losses will offset any such servicing bonus.

Nortel reviews the fair value assigned to retained interests, including the servicing bonus, at each reporting date subsequent to the date of the transfer to determine if there is an other than temporary impairment. Fair value is reviewed using similar valuation techniques as those used to initially measure the retained interest and, if a change in events or circumstances warrants, the fair value is adjusted and any other than temporary impairments are recorded in other income (expense) — net.

(m)	Investments

Investments in publicly traded equity securities of companies over which Nortel does not exert significant influence are accounted for at fair value and are classified as available for sale. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in OCI until such gains or losses are realized or an other than temporary impairment is determined to have occurred.

Investments in equity securities of private companies over which Nortel does not exert significant influence are accounted for using the cost method. Investments in associated companies and joint ventures are accounted for using the equity method. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

Nortel monitors its investments for factors indicating other than temporary impairment and records a charge to net earnings (loss) when appropriate.

(n)	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful lives of buildings are twenty to forty years, and of machinery and equipment are five to ten years. Capitalized software is amortized over three years.

(o)	Impairment or disposal of long-lived assets (plant and equipment and acquired technology)

Long-lived assets held and used

Nortel tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life.

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

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the assets are available for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets have been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being actively marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets or that the plan will be withdrawn.

Nortel measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated.

Long-lived assets to be disposed of other than by sale

Nortel classifies assets that will be disposed of other than by sale as held and used until the disposal transaction occurs. The assets continue to be depreciated based on revisions to their estimated useful lives until the date of disposal or abandonment.

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

Fair value for the purposes of measuring an impairment or planned disposal of long-lived assets is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

(p)	Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Nortel tests for impairment of goodwill on an annual basis as of October 1 and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; change in reportable segments; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. Nortel also considers its market capitalization as of the date of the impairment test. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

(q)	Intangible assets

Intangible assets consist of acquired technology and other intangible assets. Acquired technology represents the value of the proprietary know-how which was technologically feasible as of the acquisition date, and is charged to net earnings (loss) on a straight-line basis over its estimated useful life of two to three years. Other intangible assets are amortized into net earnings (loss) based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows.

(r)	Warranty costs

As part of the normal sale of product, Nortel provides its customers with product warranties that extend for periods generally ranging from one to six years from the date of sale. A liability for the expected cost of warranty-related claims is established when products are sold. In estimating warranty liability, historical material replacement costs and the associated labor costs to correct the product defect are considered. Revisions are made when actual experience differs materially from historical experience. Known product defects are specifically accrued for as Nortel becomes aware of such defects.

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

The expected costs of post-retirement and certain post-employment benefits, other than pensions, for active employees are accrued in the consolidated financial statements during the years employees provide service to Nortel. These costs are recorded based on actuarial methods and assumptions. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(t)	Derivative financial instruments

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel enters into foreign currency forward contracts, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel does not hold or issue derivative instruments for trading purposes. Nortel’s policy is to formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Where hedge accounting will be applied, this process includes linking all derivatives to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions. Nortel also formally assesses, both at the hedge’s inception and on an ongoing basis, as applicable, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

Nortel generally classifies cash flows resulting from its derivative financial instruments in the same manner as the cash flows from the item that the derivative is hedging. Typically, this is within cash flows from (used in) operating activities in the consolidated statements of cash flows, or, for derivatives designated as hedges relating to the cash flows associated with settlement of the principal component of long-term debt, within cash flows from (used in) financing activities.

Nortel may also invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments. Such warrants, however, are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel may enter into certain commercial contracts containing embedded derivative financial instruments. Generally, for these embedded derivatives, for which the economic characteristics and risks are not clearly and closely related to the economic characteristics and risks of the host contract, the changes in fair value are recorded in net earnings (loss).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

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

Effective July 1, 2003, Nortel applied the requirements of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Nortel’s results of operations and financial condition.

(u)	Stock-based compensation

Nortel employees and directors participate in a number of stock-based compensation plans that are described in note 17 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), for companies electing to recognize employee stock-based compensation using the fair value based method.

Prior to January 1, 2003, Nortel, as permitted under SFAS 123, applied the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock-based compensation plans.

Effective January 1, 2003, Nortel elected to adopt the fair value based method for measurement and recognition of all stock-based compensation prospectively for all awards granted, modified, or settled on or after January 1, 2003. The impact of the adoption of the fair value based method for expense recognition of employee awards resulted in $26 (net of tax of nil) of stock option expense during 2003.

The accounting for Nortel’s stock-based compensation plans under the fair value based method is as follows:

Stock Options

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period. Adjustments to compensation expense due to not meeting employment vesting requirements are accounted for in the period when they occur.

Restricted Stock Units (“RSUs”), Deferred Stock Units (“DSUs”) and Stock Appreciation Rights (“SARs”)

RSUs that are only settled in equity are valued using the grant date market price of the underlying stock. This valuation is not subsequently adjusted for changes in the market price of the stock prior to settlement of the award. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of RSU awards that are expected to vest. If there are performance vesting criteria, such as achievement of earnings or revenue targets, this estimate is updated each period for changes in estimates or as actual results become known. Adjustments to compensation expense for employment vesting requirements are accounted for in the period when they occur.

Grants of RSUs, DSUs or SARs that are settled or may be settled in cash or stock purchased on the open market at the option of employees or directors are accounted for as liabilities. The value of the liability is remeasured each period based on the cumulative compensation expense recognized for the awards at each period end. Prior to vesting, this is determined based on the current market price of the underlying stock at period end, the estimated number of RSU, DSU or SAR awards that are expected to vest calculated in the same manner as equity settled RSUs and the portion of the vesting period that has elapsed. Subsequent to vesting and prior to settlement of the award, changes in Nortel’s payment obligations are based on changes in the stock price and are recorded as compensation expense each period.

The payment obligation is established for RSUs on the vesting date of the award and for DSUs on the later of the date of termination of employment and/or directorship, and for SARs on the date of exercise of the award by the employee.

Stock-based awards which are substantively discretionary in nature are measured and recorded fully as compensation expense in the period that the issuance and settlement of the award is approved.

Employee Stock Purchase Plans

Nortel has stock purchase plans for eligible employees in eligible countries, and a stock purchase plan for eligible unionized employees in Canada (collectively, the “ESPPs”), to facilitate the acquisition of common shares of Nortel Networks Corporation at a discount. The discount is such that the plans are considered compensatory under the fair value based method. Nortel’s contribution to the ESPPs is recorded as compensation expense on a quarterly basis as the obligation to contribute is incurred.

Pro forma disclosures required due to change in accounting policy

Had Nortel applied the fair value based method to all stock-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the following years ended December 31:

	2004	2003	2002

Net earnings (loss) applicable to common shares — as reported	$74	$567	$(2,290)
Stock-based compensation — reported (note 17)	116	54	17
Stock-based compensation — pro forma(a)	(166)	(308)	(873)

Net earnings (loss) applicable to common shares — pro forma	$24	$313	$(3,146)

(a)	Stock-based compensation — pro forma expense for the years ended December 31, 2004, 2003 and 2002 was net of tax of nil, nil and $136, respectively.

(v)	Recent accounting pronouncements

(i)	In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(ii)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The guidance should be applied prospectively. Nortel is currently assessing the impact of SFAS 151 on its results of operations and financial condition.

(iii)	In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS 123R also modifies certain measurement and expense recognition provisions of SFAS 123, that will impact Nortel, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. This statement is effective for Nortel as of January 1, 2006. Nortel previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS 148. Nortel is currently assessing the impact of SFAS 123R on its results of operations and financial condition, as well as the impact of SAB 107, “Share-based Payment” (“SAB107”). SAB 107 was issued by the SEC in March 2005, and provides supplemental SFAS 123R application guidance based on the views of the SEC.

(iv)	In March 2005, the FASB issued FSP No. 46 (R) -5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in VIEs or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46R. Nortel is currently assessing the impact of the adoption of FSP FIN 46R-5 on its results of operations and financial condition.

Comparative figures

Certain 2003 and 2002 figures in the consolidated financial statements have been reclassified to conform to the 2004 presentation.

3.	Accounting changes

(a)	Guarantees

In November 2002, the FASB issued FIN 45, which defines a guarantee as a contract that contingently requires a guarantor to pay a guaranteed party as a result of changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. Guarantees issued prior to January 1, 2003 are not subject to the recognition and measurement provisions, but are subject to expanded disclosure requirements. Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. Effective December 31, 2002, Nortel adopted the disclosure requirements of FIN 45. In addition, effective January 1, 2003, Nortel adopted the initial recognition and measurement provisions of FIN 45 which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the results of operations and financial condition of Nortel (see note 12).

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

(c)	Accounting for costs associated with exit or disposal activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred, whereas under EITF 94-3, a liability for an exit cost was recognized when an entity committed to an exit plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The effect of SFAS 146 was to change the timing of recognition and the basis for measuring certain liabilities and therefore created valuation differences between SFAS 146 and EITF 94-3. Exit and disposal activities initiated before December 31, 2002 continue to be accounted for under EITF 94-3. Nortel adopted the requirements of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on Nortel’s results of operations and financial condition.

(d)	Consolidation of variable interest entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’” (“FIN 46”). FIN 46 clarifies the application of consolidation guidance to those entities defined as VIEs (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to all VIEs created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for VIEs created prior to February 1, 2003. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB Interpretation No. 46”, deferring the effective date for applying the provisions of FIN 46 for VIEs created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. While the criteria for deferral were met, Nortel elected early application of FIN 46 (see note 14).

In December 2003, the FASB issued FIN 46R which amends and supersedes the original FIN 46. Effective December 2003, Nortel adopted FIN 46R. Any impacts of applying FIN 46R to an entity to which FIN 46 had previously been applied are considered immaterial to Nortel’s results of operations and financial condition and Nortel’s accounting treatment of VIEs.

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

Nortel continues to consolidate two enterprises with limited lives. Upon liquidation in 2024, the net assets of these entities will be distributed to the owners based on their relative interests at that time. The minority interests included in the consolidated balance sheets related to these entities were a total of $50 and $45 as of December 31, 2004 and 2003, respectively. Nortel has not yet determined the fair value of these minority interests as of December 31, 2004. The adoption of SFAS 150, as amended by FSP FAS 150-3, did not have a material impact on Nortel’s results of operations and financial condition.

(f)	Accounting for revenue arrangements with multiple deliverables

On October 1, 2003, Nortel adopted the guidance contained in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-5”), which addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The adoption of EITF 03-5 did not have a material impact on Nortel’s results of operations and financial condition.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31, 2004 and 2003 for the consolidated balance sheets and for each of the three years ended December 31, 2004 for the consolidated statements of operations and consolidated statements of cash flows.

In preparing the 2004 financial statements Nortel recorded adjustments that relate to prior periods. These adjustments resulted in a net reduction of approximately $60 to net earnings (loss). The aggregate impact of the adjustments to the 2004 results was not material to the financial statements or to any individual segment or geographic region. These adjustments were also immaterial to the 2003, 2002 and prior years results.

Consolidated statements of operations

Revenues:

During the year ended December 31, 2004, Nortel reduced revenue by approximately $80 to correct for previously recognized revenue relating to past sales of Optical Networks equipment, which Nortel subsequently determined should have been deferred and recognized with the delivery of future contractual PCS and other services over the term of the PCS. The associated costs of revenues were also deferred resulting in no significant impact on Nortel’s gross margin for the year ended December 31, 2004.

Cost of revenues:

In August 2004, Nortel entered into a contract with Bharat Sanchar Nigram Limited (“BSNL”) to establish a wireless network in India. Nortel’s commitments to date for orders received as of December 31, 2004 under this contract have resulted in an estimated project loss of approximately $160, which has been recorded as a charge to cost of revenues and accrued within contractual liabilities in the year ended December 31, 2004.

During the year ended December 31, 2003, reversals of provisions of $87 relating to a customer bankruptcy settlement reduced cost of revenues and selling, general and administrative (“SG&A”) expense by $53 and $4, respectively, and increased other income (expense) — net by $30.

Selling, general and administrative expense:

SG&A expense included bad debt recoveries of $127 and $179 and expense of $292 in the years ended December 31, 2004, 2003 and 2002, respectively.

Research and development expense:

	2004	2003	2002

R&D expense	$1,959	$1,965	$2,084
R&D costs incurred on behalf of others (a)	40	72	49

Total	$1,999	$2,037	$2,133

(a)	These costs included R&D costs charged to customers of Nortel pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other income (expense) — net:

	2004	2003	2002

Interest income	$62	$75	$88
Gain (loss) on sale or write down of investments	19	143	(39)
Currency exchange gains (losses) (a)	98	83	(84)
Other — net	61	132	7

Other income (expense) — net	$240	$433	$(28)

(a)	Currency exchange gains (losses) included a gain of $32 resulting from a correction during 2004 related to a cumulative error in functional currency designation of an entity.

Consolidated balance sheets

Accounts receivable — net:

	2004	2003

Trade receivables	$2,301	$2,271
Contracts in process	608	582

	2,909	2,853

Less: provision for doubtful accounts	(109)	(194)

Accounts receivable — net	$2,800	$2,659

Inventories — net:

	2004	2003

Raw materials	$935	$945
Work in process	125	132
Finished goods	1,863	1,234

	2,923	2,311
Less: provision for inventory	(1,141)	(1,121)

Inventories — net	1,782	1,190
Less: long-term inventory (a)	368	223

Current inventories — net	$1,414	$967

(a)	Includes long-term portion of inventory related to deferred costs discussed below which is included in other assets.

Finished goods inventory includes certain direct and incremental costs associated with arrangements where title and risk of loss was transferred to the customer but revenue was deferred due to other revenue recognition criteria not being met. As of December 31, 2004 and 2003, these deferred costs totalled $829 and $432, respectively.

Other current assets:

	2004	2003

Prepaid expenses	$175	$176
Income taxes recoverable	38	90
Current assets of discontinued operations (note 18)	14	28
Other	128	110

Other current assets	$355	$404

Plant and equipment — net:

	2004	2003

Cost:
Land	$63	$63
Buildings	1,514	1,483
Machinery and equipment	2,481	2,705

	4,058	4,251

Less accumulated depreciation:
Buildings	(502)	(457)
Machinery and equipment	(1,910)	(2,140)

	(2,412)	(2,597)

Plant and equipment — net (a)	$1,646	$1,654

(a)	Included assets held for sale with a carrying value of $29 and $30 as of December 31, 2004 and 2003, respectively, related to owned facilities that were being actively marketed. These assets were written down in previous periods to their estimated fair values less costs to sell. The write downs were included in special charges. Nortel expects to dispose of all of these facilities during 2005.

Goodwill:

The following table outlines goodwill by reportable segment:

	Wireless	Enterprise	Wireline	Optical
	Networks	Networks	Networks	Networks	Other	Total

Balance — net as of December 31, 2002	$21	$1,519	$479	$–	$–	$2,019
Change:
Additions (note 9)	13	31	43	9	–	96
Foreign exchange	1	5	4	–	–	10

Balance — net as of December 31, 2003	35	1,555	526	9	–	2,125
Change:
Disposal	–	–	(13)	–	–	(13)
Foreign exchange	2	3	5	1	–	11

Balance — net as of December 31, 2004	$37	$1,558	$518	$10	$–	$2,123

During each of the years ended December 31, 2004 and 2003, Nortel performed its annual goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and concluded that there was no impairment.

Intangible assets — net:

	2004	2003

Other intangible assets (a)	$38	$44
Pension intangible assets (note 8)	40	42

Intangible assets — net (a)	$78	$86

(a)	Other intangible assets are being amortized over a ten year period ending in 2013. Amortization expense for the next five years commencing in 2005 is expected to be $6, $5, $5, $4 and $4, respectively. The amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other accrued liabilities:

	2004	2003

Outsourcing and selling, general and administrative related provisions	$321	$298
Customer deposits	28	73
Product related provisions	57	120
Warranty provisions (note 12)	271	382
Deferred revenue	1,210	761
Miscellaneous taxes	52	75
Income taxes payable	110	110
Current liabilities of discontinued operations (note 18)	–	6
Interest payable	40	37
Advance billings in excess of revenues recognized to date on contracts	581	509
Other	118	96

Other accrued liabilities	$2,788	$2,467

Other liabilities:

	2004	2003

Pension, post-employment and post-retirement benefits liabilities	$2,208	$1,973
Restructuring liabilities (note 6)	209	314
Deferred revenue	573	482
Other long-term provisions	199	175

Other liabilities	$3,189	$2,944

Consolidated statements of cash flows

Change in operating assets and liabilities:

	2004	2003	2002

Restricted cash and cash equivalents	$(17)	$200	$(231)
Accounts receivable — net	(182)	(302)	937
Inventories — net	(592)	437	969
Income taxes	(63)	25	1,249
Restructuring liabilities	(254)	(551)	(1,084)
Accounts payable, payroll and contractual liabilities	223	(479)	(1,591)
Other operating assets and liabilities	(12)	(196)	(596)

Change in operating assets and liabilities	$(897)	$(866)	$(347)

Cash and cash equivalents:

	2004	2003	2002

Cash on hand and balances with banks	$733	$729	$902
Short-term investments	2,874	3,199	2,840

Cash and cash equivalents at end of year	$3,607	$3,928	$3,742

Acquisitions of investments and businesses — net of cash acquired:

	2004	2003	2002

Cash acquired	$(6)	$(12)	$–
Total net assets acquired other than cash	(5)	(163)	(29)

Total purchase price	(11)	(175)	(29)
Less:
Cash acquired	6	12	–
Non-cash consideration paid other than common share options and contingent consideration	–	105	–

Acquisitions of investments and businesses — net of cash acquired	$(5)	$(58)	$(29)

Interest and taxes paid (recovered):

	2004	2003	2002

Cash interest paid	$110	$110	$201
Cash taxes paid (recovered) — net (a)	$40	$2	$(1,218)

(a)	During the year ended December 31, 2004, Nortel paid Canadian tax on preferred dividends of $12. This amount is included in the $33 of dividends on preferred shares in the consolidated statement of cash flows.

5.	Segment information

General description

During 2004, Nortel’s operations were organized into four reportable segments consisting of Wireless Networks, Enterprise Networks, Wireline Networks and Optical Networks. Wireless Networks included network access and core networking products for voice and data communications that span second and third generation wireless technologies and most major global standards for mobile networks and related professional services. Enterprise Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by enterprise customers. Wireline Networks included circuit and packet voice solutions, data networking and security solutions and the related professional services used by service provider customers. Optical Networks included metropolitan, regional and long-haul optical transport and switching solutions and managed broadband services and related professional services for both service provider and enterprise customers.

“Other” represented miscellaneous business activities and corporate functions. None of these activities meet the quantitative criteria to be disclosed as reportable segments. As described in note 18, Nortel’s access solutions operations were discontinued during the year ended December 31, 2001. These operations were previously included as a separate business activity within “other”. The data below excludes amounts related to the access solutions operations.

Effective October 1, 2004, Nortel established a new streamlined organizational structure that included, among other things, combining the businesses of Nortel’s four reportable segments into two business organizations: (i) Carrier Networks and Global Operations, and (ii) Enterprise Networks. Nortel has reviewed the impact of these changes on its reportable segments and concluded that, although certain structural changes were made to reflect this reorganization effective October 1, 2004, Nortel did not meet the criteria to change its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the 2004 fiscal year. Nortel’s operating results on a segmented basis for the new business organizations were not available for review by the chief operating decision maker (“CODM”), as a significant amount of Nortel’s finance resources were allocated to the restatement activity that was completed during January 2005.

Nortel’s two business organizations include four operating segments. The four operating segments are Carrier Packet Networks, which is substantially an amalgamation of Nortel’s previous Wireline Networks and Optical Networks businesses; CDMA Networks, which was previously part of Wireless Networks; GSM and UMTS Networks which was also previously part of Wireless Networks; and Enterprise Networks, which remains substantially unchanged from the previous organization. For the first quarter of 2005 these four operating segments will become Nortel’s reportable segments.

Nortel’s chief executive officer (the “CEO”) has been identified as the CODM in assessing the performance of the segments and the allocation of resources to the segments. In 2004, each reportable segment was managed separately with each segment manager reporting directly or indirectly to the CEO. The CEO relies on the information derived directly from Nortel’s management reporting system. Commencing in the second quarter of 2004, in conjunction with the appointment of William A. Owens as Nortel’s president and CEO, the primary financial measure used by the CEO in assessing performance and allocating resources to the segments is management earnings (loss) before income taxes (“Management EBT”), a measure that includes the cost of revenues and SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax. This primary financial measure replaced contribution margin, the previously disclosed primary financial measure used for earlier periods. Contribution margin differs from Management EBT in that it excludes R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net loss of associated companies — net of tax.

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

Segments

The following tables set forth information by segment for the years ended December 31:

	2004	2003	2002

Revenues
Wireless Networks	$4,839	$4,389	$4,161
Enterprise Networks	2,354	2,589	2,415
Wireline Networks	1,723	2,005	2,572
Optical Networks	906	1,179	1,815
Other	6	31	31

Total	$9,828	$10,193	$10,994

Management EBT
Wireless Networks	$554	$695	$256
Enterprise Networks	199	317	54
Wireline Networks	(31)	170	185
Optical Networks	(202)	(258)	(1,227)
Other	(399)	(243)	(232)

Total	121	681	(964)

Amortization of intangibles	(10)	(3)	(19)
Special charges	(180)	(285)	(1,622)
Gain (loss) on sale of businesses and assets	98	4	4
Income tax benefit (expense)	29	33	438

Net earnings (loss) from continuing operations	$58	$430	$(2,163)

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2004	2003	2002

Wireless solutions	$4,839	$4,389	$4,161
Circuit and packet voice solutions	2,657	3,044	3,193
Optical solutions	906	1,179	1,815
Data networking and security solutions	1,420	1,550	1,794
Other	6	31	31

Total	$9,828	$10,193	$10,994

During the years ended December 31, 2004, 2003 and 2002, no customers had revenues greater than 10 percent of consolidated revenues.

Geographic information

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2004	2003	2002

U.S.	$4,833	$5,424	$5,809
Europe, Middle East and Africa (“EMEA”)	2,580	2,366	2,500
Canada	568	587	648
Other regions (a)	1,847	1,816	2,037

Total	$9,828	$10,193	$10,994

(a)	The Asia Pacific, and Caribbean and Latin America (“CALA”) regions.

Long-lived assets

The following table sets forth long-lived assets representing plant and equipment — net, goodwill and other intangible assets — net by geographic region as of December 31:

	2004	2003

U.S.	$2,404	$2,466
EMEA	613	616
Canada	743	683
Other regions (a)	87	100

Total	$3,847	$3,865

(a)	The Asia Pacific and CALA regions.

6.	Special charges

During 2001, Nortel implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates (the “2001 Restructuring Plan”).

In addition, as described below, activities were initiated in 2003 to exit certain leased facilities and leases for assets no longer used across all segments. The liabilities associated with these activities were measured at fair value and recognized under SFAS 146.

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

During the years ended December 31, 2004, 2003 and 2002, Nortel continued to implement these restructuring work plans. Special charges recorded from January 1, 2002 to December 31, 2004 were as follows:

		Contract			Intangible
		settlement	Plant and		asset
	Workforce	and lease	equipment		impair-
	reduction	costs	write downs	Other	ments	Total

2001 Restructuring Plan

Provision balance as of January 1, 2002	$279	$677	$–	$29	$–	$985

Goodwill impairment	–	–	–	–	264	264

Other special charges	928	210	383	–	–	1,521
Revisions to prior accruals	(126)	18	(55)	–	–	(163)
Cash drawdowns	(778)	(286)	–	(20)	–	(1,084)
Non-cash drawdowns	(100)	–	(328)	–	(264)	(692)
Foreign exchange and other adjustments	1	1	–	–	–	2

Provision balance as of December 31, 2002	$204	$620	$–	$9	$–	$833

Other special charges	198	63	74	–	–	335
Revisions to prior accruals	(42)	20	(28)	–	–	(50)
Cash drawdowns	(267)	(275)	–	(9)	–	(551)
Non-cash drawdowns	(41)	–	(46)	–	–	(87)
Foreign exchange and other adjustments	12	27	–	–	–	39

Provision balance as of December 31, 2003	$64	$455	$–	$–	$–	$519

Other special charges	6	–	–	–	–	6
Revisions to prior accruals	(4)	16	2	–	–	14
Cash drawdowns	(49)	(167)	–	–	–	(216)
Non-cash drawdowns	–	–	(2)	–	–	(2)
Foreign exchange and other adjustments	(2)	22	–	–	–	20

Provision balance as of December 31, 2004	$15	$326	$–	$–	$–	$341

2004 Restructuring Plan

Other special charges	158	–	2	–	–	160
Cash drawdowns	(38)	–	–	–	–	(38)
Non-cash drawdowns	–	–	(2)	–	–	(2)
Foreign exchange and other adjustments	2	–	–	–	–	2

Provision balance as of December 31, 2004	$122	$–	$–	$–	$–	$122

Total provision balance as of December 31, 2004 (a)	$137	$326	$–	$–	$–	$463

(a)	As of December 31, 2004 and 2003, the short-term provision balance was $254 and $205, respectively, and the long-term provision balance was $209 and $314, respectively.

Regular full-time (“RFT”) employee notifications resulting in special charges for both restructuring plans were as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total

RFT employee notifications by period:
During 2002	3,300	8,800	12,100
During 2003	400	1,300	1,700
During 2004	200	1,700	1,900

RFT employee notifications for the three years ended December 31, 2004	3,900	11,800	15,700

(a)	Direct employees included employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees included employees performing manufacturing, management, sales, marketing, research and development and administrative activities.

2001 Restructuring Plan
Year ended December 31, 2004
For the year ended December 31, 2004, Nortel recorded total special charges of $20, which included revisions of $14 related to prior accruals.
Workforce reduction charges of $6 were related to severance and benefit costs associated with approximately 80 employees notified of termination. The workforce reduction occurred in Canada and related entirely to Optical Networks. Offsetting these charges were revisions to prior accruals of $4 which were primarily related to termination benefits where actual costs were lower than the estimated amounts across all segments. During 2004, the workforce reduction provision balance was drawn down by cash payments of $49. The remaining provision is expected to be substantially drawn down by the end of 2005.

No new contract settlement and lease costs were incurred during 2004. Revisions to prior accruals of $16 resulted primarily from changes in estimates for sublease income and costs to vacate certain properties, across all segments. During 2004, the provision balance for contract settlement and lease costs was drawn down by cash payments of $167. The remaining provision, net of approximately $248 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

No new plant and equipment charges were incurred during 2004. Revisions of $2 to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

The table below summarizes the total costs estimated to be incurred as a result of the exit activities initiated in 2003, which have met the criteria described in SFAS 146, the balance of these accrued expenses as of December 31, 2004 and the movement in the accrual for the year ended December 31, 2004. These costs are included in the provision balance above for the 2001 Restructuring Plan as of December 31, 2004.

	Accrued	Costs	Payments	Adjustments	Accrued
	balance as	incurred	made	made	balance as of
	of December 31,	during	during	during	December 31,
	2003	2004	2004	2004	2004

Lease costs (a)	$36	$–	$(13)	$8	$31

(a)	Total estimated costs, net of estimated sublease income, associated with these accruals are $69, of which $14 was drawn down by cash payments of $8 and non-cash adjustments of $6 prior to January 1, 2004.

Year ended December 31, 2003
For the year ended December 31, 2003, Nortel recorded total special charges of $285, which were net of revisions of $50 related to prior accruals.
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

Year ended December 31, 2002
For the year ended December 31, 2002, Nortel recorded total special charges of $1,622, which were net of revisions of $163 related to prior accruals.
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

Plant and equipment charges of $383 were related to current period write downs to fair value less costs to sell for various owned facilities and plant and manufacturing related equipment. These charges for facilities and equipment included $283 related to the Optical Networks segment with the remaining charges arising across all segments. Within Optical Networks, Nortel performed assessments of certain plant and equipment due to the then current market conditions and the delay in the anticipated recovery of that segment and concluded that the asset carrying values were not fully recoverable from estimated future cash flows. As a result, Nortel recorded a charge to income of $266 to write down the value of specialized plant infrastructure and equipment within Optical Networks to its fair value less costs to sell. Included in the $266 write down was $34 related to equipment held for sale, which was part of the Bookham Technology plc (“Bookham”) transaction (see note 9).

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

Goodwill impairment charges were $264. As a result of the continued decline during 2002, in both Nortel’s overall market value generally and within Optical Networks specifically, Nortel as part of its review of financial results during the year ended December 31, 2002, evaluated the goodwill associated with the businesses within Optical Networks for potential impairment. The conclusion of those evaluations was that the fair value associated with the businesses within Optical Networks could no longer support the carrying value of the remaining goodwill associated with them. As a result, Nortel recorded a goodwill impairment charge of $264. Fair value was estimated using the then expected present value of discounted future cash flows of the businesses within Optical Networks. The discount rate used ranged from 12 to 16 percent and the terminal values were estimated based on terminal growth rates ranging from 3 to 5 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflected management’s best estimates.

2001 Restructuring Plan by Segment
The following table outlines special charges incurred by segment for each of the three years ended December 31:

		Contract		Intangible
		settlement	Plant and	asset
	Workforce	and lease	equipment	impair-
	reduction	costs	write downs	ments	Total

2001 Restructuring Plan

Wireless Networks	$136	$39	$11	$–	$186
Enterprise Networks	144	41	11	–	196
Wireline Networks	185	52	14	–	251
Optical Networks	225	64	283	264	836
Other	112	32	9	–	153

Total special charges for the year ended December 31, 2002	$802	$228	$328	$264	$1,622

Wireless Networks	$48	$26	$9	$–	$83
Enterprise Networks	31	17	6	–	54
Wireline Networks	36	19	7	–	62
Optical Networks	25	13	21	–	59
Other	16	8	3	–	27

Total special charges for the year ended December 31, 2003	$156	$83	$46	$–	$285

Wireless Networks	$(1)	$5	$1	$–	$5
Enterprise Networks	(1)	3	–	–	2
Wireline Networks	(1)	4	1	–	4
Optical Networks	5	3	–	–	8
Other	–	1	–		1

Total special charges for the year ended December 31, 2004	$2	$16	$2	$–	$20

As described in note 5, segment management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

2004 Restructuring Plan
Year ended December 31, 2004
For the year ended December 31, 2004, Nortel recorded total special charges of $160.

Workforce reduction charges of $158 were related to severance and benefit costs associated with approximately 1,850 employees, of which 1,800 had been notified of termination during the year. The remaining charge related to termination benefits attributable to ongoing employee benefit arrangements. The workforce reduction was primarily in the U.S., Canada and EMEA and extended across all segments as follows:

Year ended
December 31,
2004

Wireless Networks	$35
Enterprise Networks	24
Wireline Networks	63
Optical Networks	17
Other	19

Total workforce reduction charge	$158

During the year ended December 31, 2004, the workforce reduction provision balance was drawn down by cash payments of $38. The remaining provision is expected to be substantially drawn down by the end of 2005.
Plant and equipment charges of $2 were related to current period write downs to fair value less costs to sell for various leasehold improvements and excess equipment held for sale.
7.	Income taxes

As of December 31, 2004, Nortel’s net deferred tax assets, excluding discontinued operations, were $3,848, reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), Nortel reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carryforward periods of the significant tax assets, Nortel’s history of generating taxable income in its material tax jurisdictions and Nortel’s cumulative consolidated loss position.

Based on this review, Nortel concluded that it was more likely than not that the remaining net deferred tax assets would be realized. Nortel continues to review all available positive and negative evidence on a jurisdictional basis and Nortel’s valuation allowance may need to be adjusted in the future as a result of this ongoing review.

Nortel is subject to ongoing examinations by certain taxation authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Nortel believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examination.

Specifically, the tax authorities in Brazil have recently completed an examination of a prior taxation year and have issued an assessment in the amount of $56. Nortel is currently in the process of appealing this assessment and believes that it has adequately provided for tax adjustments that are probable as a result of the outcome of the ongoing appeals process.

In addition, tax authorities in France have recently begun examinations of a prior taxation year and have issued a preliminary notice of proposed assessment for a material amount. No amount has been provided for this assessment since Nortel believes that this proposed assessment is without merit and any potential tax adjustments that could result from this ongoing examination cannot be quantified at this time.

Nortel had previously entered into Advance Pricing Arrangements (“APAs”) with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that are expected to apply to the taxation years beginning in 2000. The APA requests are currently under consideration but the tax authorities have not begun to negotiate the terms of the arrangements. Nortel has applied the transfer pricing methodology proposed in the APA requests since 2001. As part of the APA applications, Nortel has requested that the methodology adopted in 2001 be applied retroactively to the 2000 taxation year. If the retroactive application is accepted by the taxation authorities, it would result in an increase in taxable income in certain jurisdictions offset by an equal decrease in taxable income in the other jurisdictions. Nortel has provided for any taxes and interest that would be due as a result of retroactive application of the APAs.

Although the outcome of the APA applications are uncertain, Nortel does not believe it is probable that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations or cash flows.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2004	2003	2002

Income taxes at Canadian rates (2004 — 33.3%, 2003 — 35.8%, 2002 — 39.4%)	$(14)	$(165)	$1,031
Reduction of Canadian taxes applicable to manufacturing profits	–	–	(55)
Difference between Canadian rate and rates applicable to subsidiaries in the U.S. and other jurisdictions	(4)	(25)	(30)
Difference between basic Canadian rate and rates applicable to gain (loss) on sale of businesses	–	–	2
Non-deductible amortization of acquired intangibles	–	–	(90)
Valuation allowances on tax benefits	(127)	68	(511)
Utilization of losses	2	86	65
Tax benefit of investment tax credits, net of valuation allowance	43	41	76
Adjustments to provisions and reserves	25	29	23
Foreign witholding and other taxes	(14)	(13)	(2)
Corporate minimum taxes	(8)	(8)	(14)
Impact of non-taxable/(non-deductible) items and other differences	126	20	(57)

Income tax benefit (expense)	$29	$33	$438

Details of Nortel’s income (loss):
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sale of businesses and assets	$(136)	$(82)	$(1,050)
U.S. and other, excluding gain (loss) on sale of businesses and assets	80	539	(1,570)
Gain (loss) on sale of businesses and assets	98	4	4

	$42	$461	$(2,616)

Income tax benefit (expense):
Canadian, excluding gain (loss) on sale of businesses and assets	$16	$184	$121
U.S. and other, excluding gain (loss) on sale of businesses and assets	13	(151)	318
Gain (loss) on sale of businesses and assets	–	–	(1)

	$29	$33	$438

Income tax benefit (expense):
Current	$(16)	$25	$33
Deferred	45	8	405

Income tax benefit (expense)	$29	$33	$438

The following table shows the significant components included in deferred income taxes as of December 31:
Deferred income taxes

	2004	2003

Assets:
Tax benefit of loss carryforwards and tax credits	$5,850	$5,428
Provisions and reserves	606	711
Post-retirement benefits other than pensions	255	234
Plant and equipment	133	122
Pension plan liabilities	442	433
Deferred compensation	208	277

	7,494	7,205
Valuation allowance	(3,395)	(3,108)

	4,099	4,097

Liabilities:
Provisions and reserves	156	341
Plant and equipment	–	48
Unrealized foreign exchange and other	95	132

	251	521

Net deferred income tax assets	$3,848	$3,576

Nortel has not provided for foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of foreign subsidiaries since Nortel does not currently expect to repatriate these earnings. It is not practical to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
As of December 31, 2004, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	operating	Capital	Tax
	losses	losses (a)	credits (b)	Total

2005 - 2007	$103	$–	$299	$402
2008 - 2010	2,480	–	551	3,031
2011 - 2017	597	50	426	1,073
2018 - 2024	3,011	–	231	3,242
Indefinitely	2,128	4,933	36	7,097

	$8,319	$4,983	$1,543	$14,845

(a)	The capital losses related primarily to the U.K. and may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $43, $41 and $76 have been applied against the income tax provision in 2004, 2003 and 2002, respectively. Unused tax credits can be utilized to offset deferred taxes payable primarily in Canada.

8.	Employee benefit plans
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

Nortel’s policy is to fund defined benefit pension and other benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 is used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations.

In 2004, the impact of reductions in discount rates and changes in foreign exchange rates more than offset the favorable impacts of strong pension asset returns and the voluntary contributions made by Nortel. As a result, Nortel was required to adjust the minimum pension liability for certain plans, representing the amount by which the accumulated benefit obligation less the fair value of the plan assets was greater than the recorded liability. The effect of this adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss (before tax) by $121, decrease intangible assets by $2 and increase pension liabilities by $119.

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined benefit plans		Post-retirement benefits
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation — beginning	$7,355	$6,187	$754	$568
Service cost	119	118	9	9
Interest cost	421	401	43	40
Plan participants’ contributions	8	7	8	3
Plan amendments	1	5	(22)	–
Actuarial loss (gain)	403	362	(57)	106
Divestitures/settlements	–	(123)	–	–
Special termination benefits	2	7	–	–
Benefits paid	(503)	(459)	(43)	(37)
Foreign exchange	479	850	27	65

Benefit obligation — ending	$8,285	$7,355	$719	$754

Change in plan assets:
Fair value of plan assets — beginning	$5,415	$4,386	$50	$41
Actual return on plan assets	542	626	2	3
Employer contributions	281	392	31	31
Plan participants’ contributions	8	7	8	3
Divestitures/settlements	–	(170)	–	–
Special termination benefits	2	7	–	–
Benefits paid	(503)	(459)	(43)	(37)
Foreign exchange	360	626	3	9

Fair value of plan assets — ending	$6,105	$5,415	$51	$50

Unfunded status of the plans	$(2,180)	$(1,940)	$(668)	$(704)
Unrecognized net plan benefits existing at
January 1, 1987	–	(1)	–	–
Unrecognized prior service cost (credit)	18	20	(48)	(29)
Unrecognized net actuarial losses (gain)	1,977	1,664	50	119
Contributions after measurement date	34	108	8	3

Net amount recognized	$(151)	$(149)	$(658)	$(611)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Other liabilities — long-term	$(1,472)	$(1,290)	$(629)	$(581)
Other liabilities — current	(92)	(72)	(29)	(30)
Intangible assets — net	40	42	–	–
Other assets	1	–	–	–
Foreign currency translation adjustment	231	151	–	–
Accumulated other comprehensive loss	1,141	1,020	–	–

Net amount recognized	$(151)	$(149)	$(658)	$(611)

The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2004	2003

Projected benefit obligation	$8,267	$7,355
Accumulated benefit obligation	$7,666	$6,797
Fair value of plan assets	$6,086	$5,415

The following details the net pension expense, all related to continuing operations, and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2004	2003	2002

Pension expense:
Service cost	$119	$118	$158
Interest cost	421	401	402
Expected return on plan assets	(411)	(395)	(417)
Amortization of prior service cost	4	9	7
Amortization of net losses (gains)	77	50	17
Settlement losses (gains)	–	41	94
Curtailment losses (gains)	–	–	40
Special termination benefits	2	7	–

Net pension expense	$212	$231	$301

Weighted-average assumptions used to determine benefit obligations as at December 31:
Discount rate	5.7%	5.8%	6.3%
Rate of compensation increase	4.5%	4.2%	4.2%

Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.8%	6.3%	6.7%
Expected rate of return on plan assets	7.4%	7.8%	7.8%
Rate of compensation increase	4.2%	4.2%	4.2%

The following details the amounts included within other comprehensive income (loss) for the years ended December 31:

	Defined benefit plans
	2004	2003

Increase in minimum pension liability adjustment included in other comprehensive income (loss)	$121	$219

The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2004	2003	2002

Post-retirement benefit cost:
Service cost	$9	$9	$10
Interest cost	43	40	37
Expected return on plan assets	(2)	(3)	(3)
Amortization of net losses (gains)	(1)	(3)	(3)
Settlement and curtailment losses (gains)	–	–	(9)

Net post-retirement benefit cost	$49	$43	$32

Weighted-average assumptions used to determine benefit obligations as at December 31:
Discount rate	5.9%	6.0%	6.8%

Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	6.0%	6.8%	7.0%
Expected rate of return on plan assets	6.0%	8.0%	8.0%
Weighted-average health care cost trend rate	8.3%	8.5%	8.0%
Weighted-average ultimate health care cost trend rate	4.8%	4.8%	4.7%
Year in which ultimate health care cost trend rate will be achieved	2011	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2004	2003	2002

Effect on aggregate of service and interest costs
1% increase	$5	$5	$5
1% decrease	$(4)	$(4)	$(4)
Effect on accumulated post-retirement benefit obligations
1% increase	$67	$66	$57
1% decrease	$(55)	$(55)	$(46)

As of December 31, 2004, the expected benefit payments for the next ten years for the defined benefit plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”):

			Expected MPDIM subsidy
	Defined benefit	Post-retirement	(post-retirement
	plans	benefit plans	benefit plans)

2005	$450	$40	$–
2006	458	42	(1)
2007	471	44	(1)
2008	486	45	(1)
2009	501	46	(1)
2010-2014	2,805	243	(7)

The target allocation percentages and the year-end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2004		2003
	Target	Actual	Target	Actual

Debt instruments	41%	40%	39%	39%
Equity securities	59%	59%	61%	61%
Other	0%	1%	0%	0%

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

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are common shares of Nortel Networks Corporation with an aggregate market value of $11 (0.2 percent of total plan assets) and $13 (0.2 percent of total plan assets) as of December 31, 2004 and 2003, respectively.

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

To develop the expected long-term rate of return on assets assumption, Nortel considered the weighted-average historical returns and the future expectations for returns for each asset class.

Nortel expects to make cash contributions of approximately $92 in 2005 to the defined benefit plans and approximately $29 in 2005 to the post-retirement benefit plans.

Under the terms of the Balanced Program, Investor Program and Traditional Program, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program that the employee is enrolled in, Nortel matches a percentage of the employee’s contributions up to a certain limit. The cost of these investment plans was $75, $73 and $89 for the years ended December 31, 2004, 2003 and 2002, respectively.

Under the terms of the Balanced Program and Flexible Benefits Plan, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these plan arrangements was $20, $17 and $20 for the years ended December 31, 2004, 2003 and 2002, respectively.

On December 8, 2003, the MPDIM Act was signed into law in the U.S. The MPDIM Act introduced a prescription drug benefit under Medicare (specifically, Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP Financial Accounting Standard (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, Nortel chose to make the one-time deferral election which remained in effect for its plans in the U.S. until the earlier of the issuance of specific authoritative guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the

MPDIM Act or the remeasurement of plan assets and obligations subsequent to January 31, 2004. On May 19, 2004, FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the MPDIM Act. Nortel expects that all portions of its post-retirement benefit plans will qualify as actuarially equivalent to the benefit provided under the MPDIM Act, for which it expects to receive federal subsidies. Nortel adopted FSP FAS 106-2 in the second quarter of 2004. The financial impact of the federal subsidies was determined by remeasuring Nortel retiree life and medical obligations as of December 31, 2003, as provided under the retroactive application provision of FSP FAS 106-2. As a result of adoption, the accumulated post-retirement benefit obligation decreased by $31, and net periodic post-retirement benefit costs decreased by $2 for the year ended December 31, 2004.

9.	Acquisitions, divestitures and closures

Acquisitions

Nortel Networks Germany and Nortel Networks France

On October 19, 2002, Nortel, through various subsidiaries, entered into a number of put option and call option agreements as well as a share exchange agreement with European Aeronautic Defence and Space Company EADS N.V. (“EADS”), its partner at that time in three European joint ventures. The written options were marked to fair value through the consolidated statements of operations at each period end until they were exercised. At December 31, 2002, Nortel estimated the fair value of the written options to be approximately $81, which was included within other accrued liabilities, and the corresponding loss was recorded in other income (expense) — net during the year ended December 31, 2002. A further mark to fair value adjustment and loss of $18 was recorded during the year ended December 31, 2003. The purchased options and the share exchange were initially recorded at fair value and were assessed for impairment throughout their term until they were exercised or expired. The estimated fair values of the options were based on an estimate of the current fair values of the respective joint ventures using an option-pricing model that is dependent on the assumptions used concerning the amount of volatility and the discount rates that reflect varying degrees of risk.

On July 1, 2003, EADS exercised its put option to sell its minority interest of 45 percent in Nortel Networks France S.A.S. (“NNF”) to Nortel. On July 18, 2003, Nortel exercised its call option and share exchange rights to acquire the minority interest held by EADS of 42 percent in Nortel Networks Germany GmbH & Co. KG (“NNG”) and to sell Nortel’s equity interest of 41 percent in EADS Telecom S.A.S., formerly EADS Defence and Security Networks S.A.S. (“EADS Telecom”) to EADS. The transactions were completed on September 18, 2003.

During the three months ended September 30, 2003, Nortel recorded the acquisitions of the minority interests of NNF and NNG based on preliminary valuation estimates totaling $241. The purchase price of $241 included $58 of cash, an in-kind component of approximately $82 representing the return of a loan note that was owed to Nortel by EADS Telecom and the remaining shares of EADS Telecom held by Nortel. The allocation of the purchase price resulted in the elimination of $23 of minority interest, settlement of a net liability of $94 related to the put and call options and an increase of approximately $45 in intangible assets and $79 in goodwill. The intangible assets of approximately $45 related primarily to customer contracts and customer relationships and are being amortized based on their expected pattern of benefit to future periods using estimates of undiscounted cash flows, and were included in intangible assets on the consolidated balance sheet as of December 31, 2003. The sale of Nortel’s 41 percent interest in EADS Telecom has resulted in the receipt of cash of $12 and a reduction in equity investments of $23. As a result of this transaction, Nortel recognized a gain of $79 which is included in other income (expense) — net for the year ended December 31, 2003. Except as noted below, there was no additional impact on the results of operations and financial condition, as NNF and NNG were already included in the consolidated results.

During the three months ended December 31, 2003, the valuation report for NNF and NNG was completed by a third party appraiser. As a result of the finalization of this valuation, an additional gain of $17 was recorded with a corresponding increase in goodwill on the transaction (see note 4 for goodwill by reportable segment).

Divestitures

Manufacturing operations

On June 29, 2004, Nortel announced an agreement with Flextronics International Ltd. (“Flextronics”), regarding the divestiture of substantially all of Nortel’s remaining manufacturing operations, including product integration, testing and repair operations carried out in Calgary and Montreal, Canada and Campinas, Brazil, as well as certain activities related to these locations, including the management of the supply chain, related suppliers, and third-party logistics. In Europe, Flextronics has made an offer to purchase similar Nortel operations at Monkstown, Northern Ireland and Chateaudun, France, subject to the completion of the required information and consultation process.

Under the terms of the agreement and offer, Flextronics will also acquire Nortel’s global repair services, as well as certain design assets in Ottawa, Canada and Monkstown related to hardware and embedded software design, and related product verification for certain established optical products.

Nortel and Flextronics have entered into a four year supply agreement for manufacturing services (whereby Flextronics will manage approximately $2,500 of Nortel’s annual cost of revenues) and a three year supply agreement for design services. The portion of the transaction related to the optical design activities in Ottawa and Monkstown was completed on November 1, 2004. On February 8, 2005, Nortel announced the completion of the portion of the transaction related to the manufacturing activities in Montreal. Nortel previously reported that the portion of the transaction related to the manufacturing activities in Calgary is expected to close in the second quarter of 2005 and that the balance of the transaction is expected to close on separate dates occurring during the first half of 2005. Nortel and Flextronics are currently discussing the timing of the closing of the balance of the transaction in order to optimize the business transition between the companies. As a result of these discussions, it is now expected that the balance of the transaction, relating to the manufacturing operations in Chateaudun, Calgary and Monkstown, will close by the end of the first quarter of 2006. As a result, Nortel and Flextronics intend to enter into an amendment agreement to extend the term of the original agreement and offer to reflect this updated schedule. These transactions are subject to customary conditions and regulatory approvals.

The successful completion of the agreement and offer with Flextronics will result in the transfer of approximately 2,500 employees from Nortel to Flextronics. Nortel expects to receive cash proceeds ranging from approximately $675 to $725, which will be allocated to each separate closing. Nortel previously announced that the estimated cash proceeds would be received substantially in 2005. Nortel and Flextronics are currently discussing the timing of the cash payments based on the expected change to the original schedule. Such payments will be subject to a number of adjustments, including potential post-closing date asset valuations and potential post-closing indemnity payments. Flextronics also has the ability in certain cases to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (of up to fifteen months) following each respective closing date. Nortel does not expect such rights to be exercised with respect to any material amount of inventory and/or equipment. The allocation of proceeds related to this transaction will be subject to an assessment of fair values related to the separate components included therein. Direct transaction costs and other costs associated with transferring operations to Flextronics (including transition, potential severance, information technology implementation and real estate costs) are expected to be incurred. As at December 31, 2004, direct transaction costs of $10 have been deferred as other assets and will be recognized as a cost of the ultimate divestiture of the operations.

Directory and operator services business

On August 2, 2004, Nortel completed the contribution of certain fixed assets, intangible assets including customer contracts, software and other licenses, and liabilities of its directory and operator services (“DOS”) business to VoltDelta Resources LLC (“VoltDelta”), a wholly owned subsidiary of Volt Information Sciences, Inc. (“VIS”), in return for a 24 percent interest in VoltDelta which was valued at $57. After a period of two years, Nortel and VIS each have an option to cause Nortel to sell its VoltDelta shares to VIS for proceeds ranging from $25 to $70. As a result of this transaction, approximately 160 Nortel DOS employees in North America and Mexico joined VoltDelta. This non-monetary exchange has been recorded at fair value, and Nortel recorded a gain of $30 within sale of businesses and assets during 2004. The purchased option was initially recorded at fair value of $4 and is being assessed for impairment throughout the term until exercise or expiration occurs. The written option is being marked to market through other income (expense) — net each period until exercise or expiration occurs. As of December 31, 2004, the estimated fair value of the written option was $9, which has been recorded in accrued liabilities. Nortel is providing certain transitional services to VoltDelta over a ten year period and the expected proceeds of $4 are being recognized on a straight-line basis over the service term into other income (expense) – net. Nortel is accounting for its investment in VoltDelta under the equity method and Nortel’s proportionate share of VoltDelta’s net earnings of $3 since August 2, 2004, has been included in equity in net earnings (loss) of associated companies during 2004.

Sale of Arris Group, Inc. investment

In March 2004, Nortel sold 1.8 million shares of Arris Group, Inc. (“Arris Group”) for cash consideration of $17, which resulted in a gain of $13, which was recorded in other income (expense) – net. Following this transaction, Nortel owned 3.2 million Arris Group common shares or 4.2 percent of Arris Group outstanding common shares (see note 18).

On November 24, 2003, Nortel sold 9 million shares of Arris Group for cash consideration of $49, which resulted in a gain of $31 reported in other income (expense) – net. Following this transaction, Nortel owned 5 million Arris Group common shares or 6.6 percent of Arris Group outstanding common shares (see note 18).

High speed module operations

On August 10, 2003, Nortel sold certain assets related to its high speed module operations to BreconRidge Manufacturing Solutions Corporation (“BreconRidge”). Nortel received proceeds of $6 in the form of cash and a note receivable. As a result of this transaction, Nortel recorded a loss of $1 during the year ended December 31, 2003. The transaction included a minimum purchase commitment with BreconRidge requiring Nortel to purchase approximately $33 and $11 of products during 2004 and 2003, respectively.

Optical components operations

On November 8, 2002, Nortel sold certain plant and equipment, inventory, patents and other intellectual property and trademarks relating to its optical components business to Bookham. Included in the sale was the transfer of Nortel’s transmitter and receiver, pump laser and amplifier businesses located in Paignton, U.K., Harlow, U.K., Ottawa, Canada, Zurich, Switzerland and Poughkeepsie, New York. Nortel also transferred approximately 1,200 employees to Bookham in the transaction. Nortel received 61 million common shares of Bookham, 9 million warrants with a strike price of one-third pence Sterling, notes receivable of $50 and cash of $10. The transaction included a minimum purchase commitment with Bookham requiring Nortel to purchase approximately $120 of product from Bookham between November 8, 2002 and March 31, 2004.

During the three months ended September 30, 2002, Nortel classified the assets sold to Bookham as held for sale and assigned an estimated fair value of $47 to them resulting in a charge of $123 ($89 to cost of revenues and $34 to special charges). A subsequent increase in Bookham’s common share price prior to the November 8, 2002 close date resulted in an increase in the value assigned to the consideration received. As a result, Nortel recorded a gain on sale of businesses and assets of $29 during the year ended December 31, 2002.

As a result of the transaction, Nortel received a 29.8 percent ownership interest in Bookham. Due to restrictions on Nortel’s ability to vote the common shares, ability to appoint directors to the board or otherwise exercise significant influence over Bookham, the investment has been accounted for using the cost method.

During 2003, Nortel sold 30 million shares of Bookham for cash proceeds of $32 and recorded a gain of $6 which is included in other income (expense) – net for the year ended December 31, 2003. As a result of this transaction, Nortel reduced its ownership interest in Bookham to approximately 14 percent.

On December 2, 2004, Nortel and Bookham entered into a restructuring agreement which, among other changes, extended the maturity date of a senior secured note (the “Series B Note”), by one year from November 8, 2005 to November 8, 2006, and eliminated the conversion feature of a senior unsecured note (the “Series A Note”). Bookham also agreed to secure the Series A Note, provide additional collateral for the Series A Note and the Series B Note, and provide Nortel with other debt protection covenants.

Other

On February 3, 2004, Nortel sold approximately 7 million common shares of Entrust Inc. (“Entrust”) for cash consideration of $33, and recorded a gain of $18 in other income (expense) — net. As a result of this transaction, Nortel no longer holds any equity interest in Entrust.

On May 7, 2004, Nortel received $80 in proceeds from the sale of certain assets in connection with a customer contract settlement in Latin America. This resulted in a gain of $78, which was included in (gain) loss on sale of businesses and assets for the year ended December 31, 2004.

10.	Long-term debt, credit and support facilities

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2004	2003

6.125% Notes due February 15, 2006	$1,275	$1,275
7.40% Notes due June 15, 2006 (a)	150	150
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026 (a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 5.65% for 2004 and 3.49% for 2003	3	20
Fair value adjustment attributable to hedged debt obligations	23	53
Obligations associated with consolidated VIEs with weighted-average interest rate of 2.9% for 2004 and 5.7% for 2003	100	184
Obligations under capital leases and sale leasebacks and a weighted-average interest rate of 9.49% for each of the years 2004 and 2003	176	178

	2,077	2,210
Less: Long-term debt due within one year	15	119

Long-term debt	$2,062	$2,091

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of Nortel, and are fully and unconditionally guaranteed by Nortel.

As of December 31, 2004, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2005	$15
2006	1,470
2007	15
2008	16
2009	17
Thereafter	544

Total long-term debt payable	$2,077

On February 8, 2001, Nortel completed an offering of $1,500 of 6.125% Notes due on February 15, 2006 (the “6.125% Notes”). The 6.125% Notes pay interest on a semi-annual basis on February 15 and August 15, which began on August 15, 2001. The 6.125% Notes are redeemable, at any time at Nortel’s option, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium.

During the year ended December 31, 2002, Nortel paid $162 to purchase a portion of its 6.00% Notes due on September 1, 2003 and its 6.125% Notes with carrying values of $36 and $186, respectively. The early extinguishment of debt resulted in a gain of $60 which was included in the consolidated statement of operations within other income (expense) — net for the year ended December 31, 2002.

During the year ended December 31, 2002, Nortel sold an office building for $24 and concurrent with the sale Nortel leased the property back for a period of fifteen years at an average annual rental of $3. The lease is renewable at Nortel’s option for four additional five-year terms. The lease requires that a letter of credit for $1 be provided while Nortel’s bonds are rated below investment grade. As a result of the letter of credit structure, the transaction has been recorded as a financing transaction rather than a sale, and the building and related accounts will continue to be recognized in the consolidated financial statements.

During the year ended December 31, 2003, Nortel purchased a portion of its 6.125% Notes with a face value of $39. The transaction resulted in a gain of $4 which was included in the consolidated statement of operations within other income (expense) — net for the year ended December 31, 2003.

As a result of the delay in the filing of Nortel’s and NNC’s 2003 Annual Reports on Form 10-K (the “2003 Annual Reports”) and 2004 Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004 (the “2004 Quarterly Reports”, and together with the 2004 Annual Reports, the “2004 Reports”), Nortel and NNC were not in compliance with their obligations to deliver their respective SEC filings to the trustees under Nortel’s and NNC’s public debt indentures as of December 31, 2004. Approximately $1,800 of notes of Nortel (or its subsidiaries) and $1,800 of convertible debt securities of NNC were outstanding under such indentures as of December 31, 2004.

These delays have not resulted in the automatic event of default and acceleration of the long-term debt of Nortel or NNC and such default and acceleration could not occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant series of debt securities were provided to Nortel or NNC, as applicable, and Nortel or NNC, as applicable, failed to deliver the relevant report within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004, as a result of the delayed filing of the Reports, neither Nortel nor NNC had received a notice as of December 31, 2004. See note 21 for additional information relating to the delayed filings.

Credit facilities

On April 28, 2004, Nortel notified the banks under the Nortel and Nortel Networks Inc. (“NNI”) $750 April 2000 five year credit facilities (the “Five Year Facilities”) that it was terminating these facilities. Absent such termination, the banks would have been permitted, upon 30 days notice, to terminate their commitments under the Five Year Facilities as a result of Nortel’s inability to file its 2003 Annual Report on Form 10-K by April 29, 2004. Upon termination, the Five Year Facilities were undrawn. For information relating to the impact of the termination of the Five Year Facilities under the security agreements entered into by Nortel and various of its subsidiaries, see note 23.

Support facility

On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support, on a secured basis, of certain performance related obligations arising out of normal course business activities for the benefit of Nortel (the “EDC Support Facility”). On December 10, 2004, Nortel and EDC amended the terms of the EDC Support Facility by extending the termination date of the EDC Support Facility to December 31, 2006 from December 31, 2005.

On February 14, 2003, Nortel’s obligations under the EDC Support Facility became secured on an equal and ratable basis under the security agreements entered into by Nortel and various of its subsidiaries that pledged substantially all of the assets of Nortel in favor of the banks under the Five Year Facilities and the holders of Nortel’s and NNC’s public debt securities. This security became effective in favor of the banks and the public debt holders on April 4, 2002. For additional information relating to the security agreements, see note 23.

The EDC Support Facility provides up to $750 in support, all presently on an uncommitted basis. As of December 31, 2004, there was approximately $291 of outstanding support utilized under the EDC Support Facility, approximately $207 of which was outstanding under the revolving small bond sub-facility.

The delayed filing of the Reports with the SEC, the trustees under Nortel’s and NNC’s public debt indentures and EDC gave EDC the right to (i) terminate its commitments under the EDC Support Facility, relating to certain of Nortel’s performance related obligations arising out of normal course business activities, and (ii) exercise certain rights against the collateral pledged under related security agreements or require Nortel to cash collateralize all existing support.

Throughout 2004, Nortel obtained waivers from EDC with respect to these matters to permit continued access to the EDC Support Facility in accordance with its terms while Nortel and NNC worked to complete their filing obligations. The waivers also applied to certain related breaches under the EDC Support Facility relating to the delayed filings and the restatements and revisions to Nortel’s and NNC’s prior financial results (the “Related Breaches”). In connection with such waivers, EDC reclassified the previously committed $300 revolving small bond sub-facility of the EDC Support Facility as uncommitted support during the applicable waiver period. The $300 revolving small bond sub-facility will not become committed support until all delayed filings have been filed with the SEC, the trustees under Nortel’s and NNC’s public debt indentures and EDC and NNC obtains a permanent waiver of the Related Breaches. See note 21 for additional information relating to the delayed filings.

11.	Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuating interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel enters into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel does not hold or issue derivative financial instruments for trading purposes.

Foreign currency risk

Nortel enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within the next twelve months, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams expected to occur within the next twelve months. Option and forward contracts used to hedge future revenue or expenditure streams are designated as cash flow hedges and hedge specific exposures. Option and forward contracts that do not meet the criteria for hedge accounting are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

The following table provides a summary of the total notional amounts of option and forward contracts as of December 31:

Currency	2004(a)	2003(b)

Options:
Canadian dollar	$84	$37
Forwards:
Canadian dollar	286	375
British pound	661	435
Euro	233	74
Other	4	206

	$1,268	$1,127

(a)	All notional amounts of option and forward contracts will mature no later than the end of 2005.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2004.

Interest rate risk

Nortel enters into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swap fixed interest rate payments for floating rate payments and certain swaps are designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt are recorded to interest expense within the consolidated statements of operations. These swap contracts have remaining terms to maturity between 1 and 1.5 years.

On January 27, 2003, various cross currency coupon swaps (notional amount of Canadian $350) were terminated. There was no impact to net earnings (loss) on termination as these instruments were not designated as hedges and changes in fair value were previously accounted for in the consolidated statements of operations.

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on the net earnings (loss) for the years ended December 31, 2004, 2003 and 2002 and were reported within other income (expense) — net in the consolidated statements of operations.

The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as of December 31:

	2004	2003

Interest rate swap contracts:
Received-fixed swaps — notional amount	$875	$875
Average fixed rate received	6.3%	6.3%
Average floating rate paid	2.5%	2.6%

Equity price risk

Nortel enters into equity forward contracts with terms from eight to fourteen months to hedge the variability in future cash flows associated with certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. These contracts fix the price of Nortel Networks Corporation common shares and are cash settled on maturity to offset changes in the compensation liability based on changes in the share price from the inception of the forward contract. Certain equity forward contracts are designated as cash flow hedges when all criteria for hedge accounting are met. The changes in fair value of these equity forward contracts are recorded in OCI and reclassified to SG&A expense when the underlying compensation expense is recorded. Other equity forward contracts that are not designated in a hedging relationship and are considered economic hedges of the compensation obligation are carried at fair value with changes in fair value recorded in other income (expense) — net. The total notional amount of these contracts as of December 31, 2004 and 2003 was $31 and $47, respectively, and the average fixed Nortel Networks Corporation common share price was $4.52 and $3.45, respectively. The fair value of these contracts as of December 31, 2004 and 2003 was $(9) and $10, respectively.

Fair value

The estimated fair values approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected: the present value of the expected future cash flows if settlement had taken place on December 31, 2004 and 2003; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2004 and 2003; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2004 and 2003. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2004		2003
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial liabilities:
Long-term debt due within one year	$15	$15	$119	$119
Long-term debt	$2,062	$2,074	$2,091	$2,102

Derivative financial instruments net asset (liability) position:
Interest rate swap contracts (a)	$26	$26	$61	$61
Forward and option contracts (b)	$5	$5	$19	$19

(a)	Recorded in other assets.
(b)	Comprised of other assets of $31 and other liabilities of $26 as of December 31, 2004, and other assets of $34 and other liabilities of $15 as of December 31, 2003.

Credit risk

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties. Nortel limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements. However, Nortel’s maximum exposure to credit loss in the event of non-performance by the other party to the derivative contracts is limited to those derivatives that had a positive fair value of $61 as of December 31, 2004. Nortel is also exposed to credit risk from customers. However, Nortel’s global orientation has resulted in a large number of diverse customers which minimizes concentrations of credit risk.

Other derivatives

Nortel may invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed derivative financial instruments under SFAS 133. Such warrants are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. In addition, Nortel may enter into certain commercial contracts containing derivative financial instruments.

Receivables sales

In 2004, 2003 and 2002, Nortel entered into various agreements to sell certain of its receivables. These receivables were sold at a discount of $37, $20 and $25 from book value for the years ended December 31, 2004, 2003 and 2002, respectively, at annualized discount rates of approximately 2 percent to 6 percent, 2 percent to 6 percent and 3 percent to 5 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Certain receivables have been sold with limited recourse, not exceeding 10 percent, of nil, $7 and $9 as of December 31, 2004, 2003 and 2002, respectively.

Under certain agreements, Nortel has continued as servicing agent and/or has provided limited recourse. The fair value of these retained interests is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates as applicable. Generally, trade receivables that are sold do not experience prepayments. Nortel, when acting as the servicing agent, generally does not record an asset or liability related to servicing as the annual servicing fees are equivalent to those that would be paid to a third party servicing agent. Also, Nortel has not historically experienced significant credit losses with respect to receivables sold with limited recourse and, as such, no liability was recognized.

As of December 31, 2004 and 2003, total accounts receivable securitized and under Nortel’s management were $266 and $359, respectively.

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

Proceeds from receivable sales for the years ended December 31 were as follows:

	2004	2003	2002

Proceeds from new securitizations	$137	$651	$562
Proceeds from collections reinvested in revolving period securitizations	$373	$52	$276

12.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel Networks Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of December 31, 2004 is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of December 31, 2004 is $9. A liability of $9 has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee as of December 31, 2004.

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

The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, Nortel has not made any significant indemnification payments under such agreements. A liability of $6 has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees as of December 31, 2004.

(c)	Lease agreements

Nortel has entered into agreements with certain of its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $48 as of December 31, 2004. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Debt agreements

Nortel has guaranteed the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. These third party debt agreements have expiration dates extending to May 2012. The maximum amount that Nortel may be required to pay under these types of debt agreements is $7 as of December 31, 2004. Under most such arrangements, the Nortel guarantee is secured, usually by the assets being purchased or financed. No liability has been accrued in the consolidated financial statements with respect to the obligations associated with these financial guarantees as of December 31, 2004.

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

(e)	Indemnification of banks and agents under credit facilities, EDC Support Facility and security agreements

As of December 31, 2004, Nortel had agreed to indemnify the banks and agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or agents related to the use of loan proceeds. Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Nortel has also agreed to indemnify the collateral agent under the security agreements against any legal action brought against the collateral agent in connection with the collateral pledged under the security agreements. These indemnifications generally apply to issues that arise during the term of the credit and support facilities, or for as long as the security agreements remain in effect (see notes 10 and 21).

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

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables if the particular transaction becomes invalid. As of December 31, 2004, Nortel had approximately $266 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2005, or collection of the receivable amounts by the counterparty.

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

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2004	2003

Balance at the beginning of the year	$382	$404
Payments	(349)	(347)
Warranties issued	229	337
Revisions	9	(12)

Balance at the end of the year	$271	$382

13.	Commitments

Bid, performance related and other bonds

Nortel has entered into bid, performance related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future. The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2004	2003

Bid and performance related bonds (a)	$362	$427
Other bonds (b)	68	53

Total bid, performance related and other bonds	$430	$480

(a)	Net of restricted cash and cash equivalent amounts of $36 and $14 as of December 31, 2004 and 2003, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $28 and $31 as of December 31, 2004 and 2003, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $16 as of December 31, 2004. These commitments expire at various dates through to 2012.

Purchase commitments

Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases. As of December 31, 2004, Nortel had aggregate purchase commitments of $1,254. Significant purchase commitments are described below.

During the third quarter of 2003, Nortel renegotiated a supply arrangement with a key supplier. The renegotiated agreement requires that $2,800 in aggregate purchases with the supplier be made between June 2003 and June 2009. As of December 31, 2004, the remaining purchase commitment under the agreement was $1,200. The renegotiated agreement includes a graduated liquidated damages remedy for the benefit of the supplier if the minimum purchase commitment is not met by the end of the agreement in 2009. However, Nortel expects to meet the minimum purchase commitment.

Operating leases and other commitments

As of December 31, 2004, the future minimum payments under operating leases, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating	Outsourcing	Special	Sublease
	leases	contracts	charges	income

2005	$94	$96	$118	$(28)
2006	106	94	63	(26)
2007	94	92	53	(19)
2008	72	91	45	(17)
2009	57	90	35	(15)
Thereafter	390	–	185	(48)

Total future minimum payments	$813	$463	$499	$(153)

Rental expense on operating leases for the years ended December 31, 2004, 2003 and 2002, net of applicable sublease income, amounted to $177, $257 and $465, respectively.

During the years ended December 31, 2003 and 2002, Nortel entered into sale-leaseback transactions for certain of its properties with carrying values of approximately $17 and $250, respectively, which resulted in a loss on disposal of $6 and $7, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2004, 2003 and 2002 amounted to $253, $308 and $364, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

14.	Financing arrangements

Customer financing

Pursuant to certain financing agreements, Nortel is committed to provide future financing in connection with purchases of Nortel’s products and services. Commitments to extend future financing generally have conditions for funding, fixed expiration or termination dates and specific interest rates and purposes. Nortel attempts to limit its financing credit risk by utilizing an internal credit committee that monitors the credit exposure of Nortel. The following table sets forth customer financing related information and commitments, excluding discontinued operations, as of December 31:

	2004	2003

Drawn and outstanding — gross	$118	$401
Provisions for doubtful accounts	(38)	(281)

Drawn and outstanding — net (a)	80	120
Undrawn commitments	69	180

Total customer financing	$149	$300

(a)	Included short-term and long-term amounts. Short-term and long-term amounts were included in accounts receivable — net and other assets, respectively, in the consolidated balance sheets.

During the years ended December 31, 2004 and 2003, Nortel recorded net customer financing bad debt recoveries of $54 and $113 as a result of settlements and adjustments to other existing provisions. During the year ended December 31, 2002, Nortel recorded net customer financing bad debt expense of $171. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

During the years ended December 31, 2004 and 2003, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables. As a result of these transactions, Nortel received cash consideration of approximately $147 and $230 to settle outstanding receivables of approximately $254 and $610 (with a net carrying value of $75 and $120), for the years ended December 31, 2004 and 2003, respectively. Additional non-cash consideration received under one such restructuring agreement during the year ended December 31, 2003 included a five year equipment and services supply agreement and the mutual release of all other claims between the parties.

On December 10, 2004, Nortel entered into an agreement to settle customer financing receivables with a certain customer. As a result of these transactions, Nortel received cash consideration of approximately $16 and a deferred senior unsecured note of $33 (net carrying value of nil) to settle the outstanding receivables of approximately $118 with the net carrying value of nil.

On December 15 and 16, 2004, Nortel sold certain notes receivable and convertible notes receivable that had been received as a result of the restructuring of a customer financing arrangement for total cash proceeds of $116. The net carrying amount of the notes receivable and convertible notes receivable was $61. Nortel recorded a gain of $53, net of transaction costs of $2, in other income (expense) — net for the year ended December 31, 2004.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable and other accounts receivable that were restructured had a net carrying amount of $12 ($1 of the net carrying amount was included in discontinued operations), net of provisions for doubtful accounts of $182 ($63 of the provision was included in discontinued operations). The restructured notes were valued at $100 as of December 31, 2004 and a gain of $88 ($32 of the gain was included in discontinued operations) was recorded in the fourth quarter of 2004. On January 25, 2005, Nortel sold this receivable, including rights to accrued interest, for cash proceeds of $110.

During the years ended December 31, 2004 and 2003, Nortel reduced undrawn customer financing commitments by $111 and $651 as a result of the expiration or cancellation of commitments and changing customer business plans. As of December 31, 2004, approximately $69 in undrawn commitments was available for funding under the terms of the financing agreements.

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs’ debt, which represented the majority of the risks associated with the respective VIEs’ activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2004, Nortel’s consolidated balance sheet included $100 of long-term debt (see note 10) and $100 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

As of December 31, 2004, Nortel did not have any variable interests related to transfers of financial assets. Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2004, none of these interests or arrangements were considered significant variable interests and, therefore, did not meet the requirements for consolidation under FIN 46R.

15.	Capital stock

Preferred shares

Nortel Networks Limited is authorized to issue an unlimited number of Class A preferred shares, which rank senior to the Class B preferred shares and the common shares upon a distribution of capital or assets, and an unlimited number of Class B preferred shares, which rank junior to the Class A preferred shares and senior to the common shares upon a distribution of capital or assets, in each case without nominal or par value. Each of the Class A and Class B preferred shares is issuable in one or more series, each series having such rights, restrictions and provisions as determined by the Board of Directors of Nortel at the time of issue. Class A preferred shares have been issued for consideration denominated in Canadian dollars and are presented in U.S. dollars after translation at the exchange rate in effect at the date of original issue. Each series of Class A preferred shares ranks in parity with every other series of Class A preferred shares. As of December 31, 2004 and 2003, the following outstanding Class A preferred shares were included in shareholders’ equity:

	Number
	of shares
	(thousands)	$

Series 5, issued November 26, 1996 for consideration of Canadian (“C”) $400	16,000	$294

Series 7, issued November 28, 1997 for consideration of C $350	14,000	$242

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

The Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Shares”) are presented net of tax effected issue costs of approximately $4. Until November 30, 2001, holders of Series 5 Shares were entitled to an annual fixed cumulative preferential cash dividend of Canadian $1.275 per share (5.1 percent), payable, if declared, quarterly. As of December 1, 2001, holders of Series 5 Shares are entitled to, if declared, a monthly floating cumulative preferential cash dividend, which will float in relation to the average of the prime commercial lending rates of two designated Canadian chartered banks during the relevant month, as adjusted by the weighted-average trading price of Series 5 Shares during such month, up to a maximum of 100 percent of such prime rate. Holders of Series 5 Shares will have the right to convert their shares into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Shares”), subject to certain conditions, on December 1, 2006, and on December 1 of every fifth year thereafter. No Series 6 Shares have been issued. Holders of Series 6 Shares will have a similar right to convert back into Series 5 Shares every 5 years. In certain circumstances, conversions may be automatic and mandatory. Series 5 Shares are redeemable at any time after December 1, 2001, at Nortel’s option, at Canadian $25.50 per share together with accrued and unpaid dividends up to, but excluding, the date of redemption. If issued on December 1, 2006, the Series 6 Shares will be redeemable at Nortel’s option at Canadian $25 per share, together with accrued and unpaid dividends up to but excluding, the date of redemption, on December 1, 2011, and on December 1 of every fifth year thereafter.

The Non-cumulative Redeemable Class A Preferred Shares Series 7 (“Series 7 Shares”) are presented net of tax effected issue costs of approximately $4. Holders of the Series 7 Shares were, until November 30, 2002, entitled to an annual fixed non-cumulative preferential cash dividend of Canadian $1.225 per share (4.9 percent), payable, if declared, quarterly on the first day of March, June, September and December. From December 1, 2002, holders of the Series 7 Shares are entitled to, if declared, a monthly floating non-cumulative preferential cash dividend. Holders of Series 7 Shares have the right to convert their shares into Non-cumulative Redeemable Class A Preferred Shares Series 8 (“Series 8 Shares”), subject to certain conditions, on December 1, 2007 and on December 1 of every fifth year thereafter. No Series 8 shares have been issued. Holders of the Series 8 Shares will have a similar right to convert back into Series 7 Shares every five years and, in certain circumstances conversions may be automatic and mandatory. Series 7 Shares are redeemable at any time after December 1, 2002 at Nortel’s option, at Canadian $25.50 per share together with declared and unpaid dividends up to, but excluding, the date of redemption. If issued on December 1, 2007, Series 8 Shares will also be redeemable at Nortel’s option at Canadian $25 per share, together with declared and unpaid dividends up to, but excluding, the date of redemption, on December 1, 2012, and on December 1 of every fifth year thereafter.

Common shares

Nortel Networks Limited is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of December 31:

	2004		2003		2002
	Number		Number		Number
(number of shares in thousands)	of shares	$	of shares	$	of shares	$

Balance at beginning of year	1,460,979	$1,211	1,460,979	$1,211	1,460,979	$2,111
Share issuance to parent (a)	–	–	–	–	–	2,287
Reduction of legal stated capital(b)	–	–	–	–	–	(3,187)

Balance at end of year	1,460,979	$1,211	1,460,979	$1,211	1,460,979	$1,211

(a)	During the year ended December 31, 2002, Nortel Networks Limited issued four common shares to NNC for cash consideration of $2,287.
(b)	On December 19, 2002, September 27, 2002, August 29, 2002 and June 28, 2002, NNC, as the holder of all Nortel Networks Limited issued and outstanding common shares, approved a reduction in Nortel Networks Limited legal stated capital for its common shares in the amount of $1,190, $672, $525 and $800, respectively.

16.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	2004	2003	2002

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$214	$(321)	$(494)
Change in foreign currency translation adjustment (a)	159	535	173

Balance at the end of the year	373	214	(321)

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	81	24	5
Change in unrealized gain (loss) on investments	(66)	57	19

Balance at the end of the year (b)	15	81	24

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	12	(3)	(14)
Change in unrealized derivative gain (loss) on cash flow hedges (c)	6	15	11

Balance at the end of the year	18	12	(3)

Minimum pension liability (d)
Balance at the beginning of the year	(829)	(641)	(84)
Change in minimum pension liability adjustment	(115)	(188)	(557)

Balance at the end of the year	(944)	(829)	(641)

Accumulated other comprehensive loss	$(538)	$(522)	$(941)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2004, 2003 and 2002. During the years ended December 31, 2004, 2003 and 2002, realized (gains) losses on investments of $(14) , $(6) and $(4), respectively, were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	During the years ended December 31, 2004, 2003 and 2002, net derivative gains of $14, $32 and $18 were reclassified to other income (expense) — net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and $1 for the years ended December 31, 2004, 2003 and 2002, respectively. Nortel estimates that $18 of net derivative gains (losses) included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel’s pension plans (see note 8). The change in minimum pension liability adjustment is presented net of tax of $6, $31 and $133 for the years ended December 31, 2004, 2003 and 2002, respectively.

17.	Stock-based compensation plans

On March 10, 2004, NNC announced, among other things, that it was likely that NNC would need to revise certain previously announced results and restate previously filed financial results for one or more earlier periods. As a result of NNC’s March 10, 2004 announcement, NNC suspended as of March 10, 2004: the purchase of Nortel Networks Corporation common shares under the ESPPs; the exercise of outstanding options granted under the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”), and the grant of any additional options under those plans, or the exercise of outstanding options granted under employee stock option plans previously assumed by Nortel in connection with mergers and acquisitions; and the purchase of units in a NNC stock fund or purchase of Nortel Networks Corporation common shares under NNC’s defined contribution and investment plans, until such time, at the earliest, that NNC and Nortel are in compliance with U.S. and Canadian regulatory securities filing requirements.

Stock options

Nortel grants options to purchase Nortel Networks Corporation common shares under two existing stock option plans, the 2000 Plan and the 1986 Plan. Under these two plans, options to purchase Nortel Networks Corporation common shares may be granted to employees and under the 2000 Plan, options may be granted to directors of Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100 percent of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Generally options granted prior to 2003 vest 33 1/3 percent on the anniversary date of the grant for three years. Commencing in 2003, options granted by NNC generally vest 25 percent each year over a four year period on the anniversary date of the grant. The committee of the Board of Directors of Nortel that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the exercise period exceed ten years.

Options granted under the 2000 Plan and 1986 Plan may be granted with or without a SAR. A SAR entitles the holder to receive payment of an amount equivalent to the excess of the market value of a common share at the time of exercise of the SAR over the subscription price of the common share to which the option relates. Options with SARs may be granted on a cancellation basis, in which case the exercise of one causes the cancellation of the other, or on a simultaneous basis, in which case the exercise of one causes the exercise of the other. As of December 31, 2004 and 2003, there were no SARs outstanding.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established that applies to both the 1986 Plan and the 2000 Plan. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes, and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the years ended December 31, 2004 and 2003, respectively, under either stock option plan.

NNC assumed stock options plans in connection with the acquisition of various companies. Common shares of Nortel Networks Corporation are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the 2000 Plan and 1986 Plan, but are not considered to be significant to Nortel’s overall use of stock-based compensation.

On June 20, 2001, NNC commenced a voluntary stock option exchange program (the “Exchange Program”) for Nortel’s employees allowing employees to exchange certain outstanding stock options for new stock options, based on a prescribed formula. The terms of the Exchange Program required that the new grants of options would be made at least six months and a day from the cancellation date of the options tendered for exchange, which was July 27, 2001. Nortel’s then Board of Directors and its then board appointed officers were not eligible to participate in the Exchange Program.

Restricted stock unit plan

The Nortel Networks Limited Restricted Stock Unit Plan is a long-term incentive plan that generally provides executive officers and certain senior management with the opportunity to receive RSUs over a specified period of time if assigned performance thresholds are achieved and the joint leadership resources committee of the Boards of the Directors of Nortel and NNC (the “Committee”) determines, in its discretion, to issue and settle all or a portion of the allocated RSUs. Each RSU issued entitles the holder to receive one common share of Nortel Networks Corporation purchased on the open market, or at the discretion of the Committee or at the election of the holder in certain circumstances, cash in lieu of shares. As a result of changes to the NYSE listing standards effective June 30, 2004, no further RSUs may be allocated without shareholder approval.

The number of RSUs (in millions) allocated as of December 31, 2004, 2003 and 2002 were approximately 11, 20 and 2, respectively.

The RSUs allocated in 2003 had a three year performance period ending December 31, 2005, which included four performance thresholds. The performance criteria for each of the four performance thresholds were distinct “Return on Sales Before Tax” percentage targets, calculated on a rolling four-quarter basis. In order to receive a payout, the recipient must have continued employment until the date the allocated RSUs were issued and settled. Once the Committee determined that a threshold had been achieved, the Committee had the discretion to determine whether additional factors should be considered in determining the number of allocated RSUs to be issued and settled. Such additional factors included the performance of competitors and other relevant business, financial, competitive, political and other criteria deemed appropriate by the Committee. Nortel issued and settled approximately 13 million units of the RSUs allocated in 2003.

On January 10, 2005, the Committee exercised the discretion reserved to it with respect to the RSUs allocated in 2003 and determined, and the boards of directors of Nortel and NNC confirmed and approved, that no additional RSUs allocated in 2003 will be issued (including in connection with the achievement of the third and fourth “Return on Sales Before Tax” performance targets or otherwise) and that all unissued RSUs relating to 2003 were immediately terminated and cancelled in their entirety.

The RSUs allocated in 2001 had a two year performance period, which included five performance segments. At the end of the performance period, once the Committee determined whether the five performance segments had been achieved, it used its discretion to consider the financial performance and strategic business initiatives of NNC and its overall performance as compared to key competitors during the two year performance period to determine the number of allocated RSUs to be issued and settled. On May 29, 2003, Nortel issued and settled approximately 1.5 million units in respect of the RSUs allocated in 2001.

Directors’ deferred share compensation plans

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of Nortel or NNC, any committees thereof, and as board or committee chairperson, in the form of share units, instead of cash. The share units are settled a specified number of trading days following the release of NNC’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share of Nortel Networks Corporation purchased on the open market. Certain new directors have been prevented under applicable securities laws from participating in the Directors’ Deferred Share Compensation Plans due to the delay in the filing of certain financial statements and related periodic reports by Nortel and NNC. As of December 31, 2004 and 2003, the number of share units issued (in millions) was 2 and 1, respectively.

Employee stock purchase plans

Nortel has ESPPs to facilitate the acquisition of common shares of Nortel Networks Corporation by eligible employees. Effective March 10, 2004, purchases under the ESPPs were suspended due to a delay in filing the 2003 Annual Reports. In addition, effective June 30, 2004, for purchases under the ESPPs to continue to meet the amended NYSE listing standards NNC requires shareholder approval of the ESPPs. Prior to March 10, 2004, the ESPP operated in the manner described below. The ESPPs had four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees were permitted to have up to 10 percent of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. The Nortel Networks Corporation common shares were purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

For North American eligible employees, Nortel Networks Corporation common shares were purchased on the TSX and/or NYSE at fair market value but employees, effectively, paid only 85 percent of that price as a result of Nortel contributing the remaining 15 percent of the price. For non-North American eligible employees, common shares were purchased at a purchase price equal to the greater of:

(i)	85 percent of the average of the high and low prices of common shares on the first trading day of the offering period; and

(ii)	71.5 percent of the market price of the common shares on the last trading day of the offering period; or

(iii)	if the market price on the last trading day was equal to or less than the average of the high and low on the first trading day, the purchase price was 85 percent of the market price on the last trading day of the offering period.

The purchases under the ESPPs for the years ended December 31 are shown below:

(number of shares in thousands)	2004	2003	2002

Nortel Networks Corporation common shares purchased (a)	–	11,532	38,824

Weighted-average price of shares purchased	$–	$3.10	$1.31

(a)	Compensation expense was recognized for Nortel’s portion of the contributions. Nortel contributed an amount equal to the difference between the market price and the purchase price.

Due to the suspensions of the purchase of Nortel Networks Corporation common shares under the stock purchase plans as discussed above, in lieu of the employer portion of stock purchase plan contributions Nortel made equivalent pre-tax payments to eligible employees during the year ended December 31, 2004 totaling $7, which was recorded as compensation expense.

Stock-based compensation

Stock based compensation recorded during the years ended December 31 was as follows:

	2004	2003	2002 (a)

Stock-based compensation:
Stock option expense	$76	$26	$–
Employer portion of ESPPs	–	6	6
RSU expense	41	19	5
DSU expense	(1)	3	6

Total stock-based compensation reported — net of tax	$116	$54	$17

(a)	In 2002, compensation related to employer portion of ESPPs, RSUs and DSUs was net of tax of $2, $1, and $3, respectively. In 2004 and 2003, there was no tax effect for any of the above noted plans.

The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	2004	2003	2002

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	94.47%	92.49%	71.33%
Risk-free interest rate	2.96%	2.81%	4.49%
Expected option life in years	4	4	4

Weighted-average stock option fair value per option granted	$5.21	$1.57	$3.50

18.	Discontinued operations

In 2001, Nortel’s Board of Directors approved a plan to discontinue Nortel’s access solutions operations consisting of all of Nortel’s narrowband and broadband access solutions, including copper, cable and fixed wireless solutions, as well as Nortel’s then consolidated membership interest in Arris Group and equity investment in Elastic Networks, Inc. (“Elastic Networks”). Also affected by the decision were Nortel’s prior acquisitions of Sonoma Systems (“Sonoma”), Promatory Communications, Inc. (“Promatory”), Aptis Communications, Inc. (“Aptis”) and Broadband Networks Inc.

Certain disposal activities were delayed beyond the original planned timeframe of one year due to the prolonged deterioration in industry and market conditions during 2003 and 2002. Accordingly, during the years ended December 31, 2003 and 2002, Nortel continued to wind down its access solutions operations, and as of December 31, 2003, Nortel had substantially completed the wind down of these operations.

The following consolidated financial results for discontinued operations are presented as of December 31 for the consolidated balance sheets and for the years ended December 31 for the consolidated statements of operations and consolidated statements of cash flows:

Consolidated statements of operations:

	2004	2003	2002

Revenues	$4	$14	$158

Net earnings (loss) from discontinued operations — net of tax	$–	$–	$–
Net gain (loss) on disposal of operations — net of tax (a)	49	184	(101)

Net earnings (loss) from discontinued operations — net of tax	$49	$184	$(101)

(a)	Net gain (loss) on disposal of operations was net of an applicable income tax expense (benefit) of nil, $1 and $(16) for the years ended December 31, 2004, 2003 and 2002, respectively.

Consolidated balance sheets:

	2004	2003

Deferred income taxes	$14	$26
Other current assets (a)	–	2

Total current assets of discontinued operations (note 4)	14	28

Other long-term assets (b)	33	4

Total assets of discontinued operations	$47	$32

Current liabilities (note 4)	$–	$6
Long-term liabilities	–	1

Total liabilities of discontinued operations	$–	$7

(a)	Accounts receivable of $3 and $5 and inventories of $58 and $75, as of December 31, 2004 and 2003, respectively, were fully provided for.
(b)	Consisted of customer financing receivables which were net of provisions of nil and $55, as of December 31, 2004 and 2003, respectively.

Consolidated statements of cash flows:

	2004	2003	2002

Cash flows from (used in) discontinued operations
Operating activities	$22	$138	$250
Investing activities	–	241	100

Net cash from (used in) discontinued operations	$22	$379	$350

2004 Activity

Nortel recorded net earnings from discontinued operations — net of tax, of $49 in 2004. The significant items included in net earnings are summarized below.

During the year ended December 31, 2004, Nortel reassessed its remaining provisions for discontinued operations and recorded a net gain of $17, consisting of changes in estimates of $13 for liabilities, and $4 for both short-term and long-term receivables.

On December 23, 2004, a customer financing arrangement was restructured. The notes receivable that were restructured had a net carrying amount of $1, net of a provision of $63. The arrangement increased the net carrying amount of the receivable to $33 and resulted in a gain of $32 due to the revaluation of the receivable. On January 25, 2005, Nortel sold this receivable for cash proceeds (see note 14).

2003 Activity

Nortel recorded net earnings from discontinued operations — net of tax, of $184 in 2003. The significant items included in net earnings are summarized below.

During the year ended December 31, 2003, Nortel reassessed its remaining provisions for discontinued operations and recorded a net gain of $68, consisting of changes in estimates of $149 for liabilities, offset by additional provisions for both short-term and long-term receivables of $81.

On December 17, 2003, Nortel entered into an agreement to settle an outstanding $21 note receivable from one of its customers, which was previously provisioned, for total cash proceeds of approximately $17. A gain of $17 was recorded as a result of this transaction.

On December 23, 2003, Nortel sold certain plant and equipment, inventory, patent and other intellectual property related to its fixed wireless access operations, to Airspan Networks Inc. (“Airspan”). Nortel received cash proceeds of $13. The majority of the assets transferred to Airspan had previously been written off by Nortel as part of its discontinued operations. As a result of this transaction, Nortel recorded a gain of $14 during the year ended December 31, 2003.

On March 24, 2003, Nortel sold 8 million common shares of Arris Group back to Arris Group for cash consideration of $28 pursuant to a March 11, 2003 agreement, which resulted in a gain of $12. Following this transaction, Nortel’s interest in Arris Group was reduced to 18.8 percent, and it ceased equity accounting for the investment. As a result, Nortel now classifies its remaining ownership interest in Arris Group as an available-for-sale investment within continuing operations. Nortel has continued to dispose of its interest in Arris Group and the gain or loss on the sale of shares subsequent to the first quarter of 2003 has been included in other income (expense) — net (see note 9).

On March 18, 2003, Nortel assigned its subordinated redeemable preferred interest (“membership interest”) in Arris Interactive, L.L.C. (“Arris Interactive”) to ANTEC Corporation, an Arris Group company, for cash consideration of $88. As a result of this transaction, Nortel recorded a loss of $2. Also in connection with the March 2003 transactions, Nortel received $11 upon settlement of a sales representation agreement with Arris Group and recorded a gain of $11.

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

2002 Activity

Nortel recorded a net loss from discontinued operations — net of tax, of $101 in 2002. The significant items included in this net loss are summarized below.

During the year ended December 31, 2002, Nortel reassessed its remaining provisions for discontinued operations and recorded a net additional loss of $97. The loss consisted of additional provisions for both short-term and long-term receivables of $157, offset by gains of $60 due to other changes in estimates.

On June 25, 2002, Arris Group completed a secondary public offering of 15 million common shares held by Nortel. Following the closing of the offering, Nortel owned 22 million shares, or approximately 27 percent of Arris Group’s common shares. The cash proceeds received were $67 and a gain of approximately $17 was recorded as a result of this transaction. During the three months ended March 31, 2002, Nortel recorded a gain of approximately $13 due to the reduction of Nortel’s ownership interest in Arris Group, received for Nortel’s original interest in Arris Group, from approximately 49 percent to approximately 46 percent as a result of Arris Group’s issuance of common shares in connection with its acquisition of another company.

In addition, during the year, as a result of negotiation with Arris Group, Nortel reduced the carrying value of its membership interest in Arris Interactive and recorded a loss of $14.

On April 21, 2002, Nortel entered into an agreement with Aastra Technologies Limited to sell certain assets, which were included in discontinued operations, associated with Nortel’s prior acquisition of Aptis. The transaction was completed during the three months ended June 30, 2002. The consideration primarily consisted of approximately $16 in cash, as well as contingent cash consideration of up to $60 over four years based on the achievement of certain revenue targets by the business. Nortel recorded a loss of approximately $44 on the transaction.

On March 5, 2002, Nortel divested its approximately 46 percent ownership interest in Elastic Networks to Paradyne Networks, Inc. (“Paradyne”) in exchange for an approximately 8 percent ownership interest in Paradyne. Nortel recorded a gain of approximately $7 on the transaction. The investment in Paradyne was classified within continuing operations.

On February 6, 2002, Nortel divested its 68.5 percent interest in Netgear, Inc. in exchange for cash proceeds of $5, a subordinated, unsecured, convertible, promissory note receivable of $20, and the assumption of certain liabilities. Nortel recorded a gain of approximately $7 on this transaction. Subsequent to 2002, Nortel received cash of $20 relating to the repayment of the subordinated, unsecured, convertible, promissory note receivable.

19.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with joint ventures of NNC and with NNC and directly owned subsidiaries of NNC. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2004	2003	2002

Consolidated statements of operations
Revenues	$2	$3	$15
Purchases	$73	$99	$52
Research and development expense	$20	$30	$19

Balances with related parties as of December 31 were as follows:

	2004	2003

Consolidated balance sheets
Owing from NNC	$134	$67
Owing from NNC subsidiaries	114	87
Other related parties (a)	(5)	(7)

Related party receivables	$243	$147

(a)	Nortel purchases certain inventory for its Optical Networks segment from Bookham, a related party due to Nortel’s equity interest in Bookham. Nortel has certain notes receivable due from Bookham with a carrying amount of $20 and $19 as of December 31, 2004 and 2003, respectively. See note 9 for additional information on Bookham transactions.

Bookham is a sole supplier of key components to Nortel’s Optical Networks business. In February 2005, Nortel agreed to waive until November 6, 2006 the requirement under the Series A Note and Series B Note for Bookham to maintain a minimum cash balance. In March 2005, Nortel also agreed to adjust the prepayment provisions of these notes and to amend its supply agreement with Bookham to include for a twelve month period price increases for certain products and acceleration of certain planned purchase orders and invoice payment terms. These March amendments remain subject to completion of definitive documentation and were agreed to by Nortel to provide Bookham with financial flexibility to continue the supply of components for Nortel’s Optical Networks products. See note 9 for additional information on the Bookham transactions.

On August 29, 2002, a payment was made by a subsidiary of Nortel to NNC equal to $525 representing the difference between the market value of Nortel Networks Corporation common shares issued on option exercises and the exercise price of NNC stock options held and exercised by employees of the subsidiary. This payment is referred to as stock option fair value increment in the consolidated statements of shareholders’ equity and consolidated statement of cash flows.

In 2001, Nortel completed the sale of substantially all of the assets in the Cogent Defence Systems (“CDS”) business to EADS Telecom. At that time, Nortel held a 41 percent ownership interest in EADS Telecom and EADS held the remaining 59 percent. Under the terms of the agreement, Nortel sold substantially all of its assets in the CDS business including: fixed assets; accounts receivable; inventory; intellectual property; and licenses (but excluding cash on hand as at the closing date) for consideration of approximately $143, comprised of a loan note due in 2002 and a call option to acquire an additional approximate 7 percent ownership interest in NNF beginning in 2004. Nortel recorded a gain on the sale of approximately $37 which was included in (gain) loss on sale of businesses and assets, and a deferred gain of $26, which is amortized into (gain) loss on sale of businesses and assets over the life of the assets sold to EADS Telecom. In 2002, in connection with negotiations with EADS, the loan note and call option were cancelled and a new loan note was issued to satisfy the remaining consideration owing in 2003. As a result, Nortel recorded an additional gain on the sale of approximately $30, which was included in (gain) loss on sale of businesses and assets and a further deferred gain of $21, which is amortized into (gain) loss on sale of businesses and assets over the remaining life of the assets sold to EADS Telecom in 2001. During the years ended December 31, 2003 and 2002, $13 and $11, respectively, of the deferred gain was amortized into (gain) loss on sale of businesses and assets. On September 18, 2003, as a result of the sale of Nortel’s 41 percent interest in EADS Telecom (see note 9), the remaining unamortized deferred gain of $23 related to the sale of substantially all of the assets in the CDS business during the year ended December 31, 2001, was recognized and included in (gain) loss on sale of businesses and assets.

20.	Contingencies

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

A class action lawsuit against NNC was also filed in the U.S. District Court for the Southern District of New York on behalf of shareholders who acquired the securities of JDS between January 18, 2001 and February 15, 2001, alleging violations of the same U.S. federal securities laws as the above-noted lawsuits.

On April 1, 2002, NNC filed a motion to dismiss both the above consolidated U.S. shareholder class action and the above JDS shareholder class action complaints on the grounds that they failed to state a cause of action under U.S. federal securities laws. With respect to the JDS shareholder class action complaint, NNC also moved to dismiss on the separate basis that JDS shareholders lacked standing to sue NNC. On January 3, 2003, the District Court granted the motion to dismiss the JDS shareholder class action complaint and denied the motion to dismiss the consolidated U.S. class action complaint. Plaintiffs appealed the dismissal of the JDS shareholder class action complaint. On November 19, 2003, oral argument was held before the U.S. Court of Appeals for the Second Circuit on the JDS shareholders’ appeal of the dismissal of their complaint. On May 19, 2004, the Second Circuit issued an opinion affirming the dismissal of the JDS shareholder class action complaint and on July 14, 2004 the Second Circuit denied plaintiffs’ motion for rehearing. On October 12, 2004, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court. On November 12, 2004, the defendants filed Brief for the Respondents in Opposition, and on November 22, 2004, the plaintiffs filed Reply to Brief in Opposition. On January 10, 2005, the U.S. Supreme Court denied the petition for writ of certiorari. With respect to the consolidated U.S. shareholder class action, the plaintiffs served a motion for class certification on March 21, 2003. On May 30, 2003, the defendants served an opposition to the motion for class certification. Plaintiffs’ reply was served on August 1, 2003. The District Court held oral arguments on September 3, 2003 and issued an order granting class certification on September 5, 2003. On September 23, 2003, the defendants filed a motion in the Second Circuit for permission to appeal the class certification decision. The plaintiffs’ opposition to the motion was filed on October 2, 2003. On November 24, 2003, the Second Circuit denied the motion. On March 10, 2004, the District Court approved the form of notice to the class which was published and mailed.

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

A purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on December 21, 2001, on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan (the “Plan”) at any time during the period of March 7, 2000 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the Employee Retirement Income Security Act (“ERISA”) for Plan-wide relief and alleging, among other things, material misrepresentations and omissions to induce Plan participants to continue to invest in and maintain investments in Nortel Networks Corporation common shares in the Plan. A second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 27, 2000 to February 15, 2001 and making similar allegations, was filed in the same court on March 12, 2002. A third purported class action lawsuit, on behalf of persons who are or were Plan participants or beneficiaries at any time since March 1, 1999 to the filing date and making similar allegations, was filed in the same court on March 21, 2002. The first and second purported class action lawsuits were consolidated by a new purported class action complaint, filed on May 15, 2002 in the same court and making similar allegations, on behalf of Plan participants and beneficiaries who directed the Plan to purchase or hold shares of certain funds, which held primarily Nortel Networks Corporation common shares, during the period from March 7, 2000 through December 21, 2001. On September 24, 2002, plaintiffs in the consolidated action filed a motion to consolidate all the actions and to transfer them to the U.S. District Court for the Southern District of New York. The plaintiffs then filed a motion to withdraw the pending motion to consolidate and transfer. The withdrawal was granted by the District Court on December 30, 2002. A fourth purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan held Nortel Networks Corporation common shares during the period from March 7, 2000 through March 31, 2001 and making similar allegations, was filed in the U.S. District Court for the Southern District of New York on March 12, 2003. On March 18, 2003, plaintiffs in the fourth purported class action filed a motion with the Judicial Panel on Multidistrict Litigation to transfer all the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407. On June 24, 2003, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Southern District of New York action to the U.S. District Court for the Middle District of Tennessee (the “Consolidated ERISA Action”). On September 12, 2003, the plaintiffs in all the actions filed a consolidated class action complaint. On October 28, 2003, the defendants filed a motion to dismiss the complaint and a motion to stay discovery pending disposition of the motion to dismiss. On March 30, 2004, the plaintiffs filed a motion for certification of a class consisting of participants in, or beneficiaries of, the Plan who held shares of the NNC Stock Fund during the period from March 7, 2000 through March 31, 2001. On April 27, 2004, the Court granted the defendants’ motion to stay discovery pending resolution of defendants’ motion to dismiss. On June 15, 2004, the plaintiffs filed a First Amended Consolidated Class Action Complaint that added additional current and former officers and employees as defendants and expanded the purported class period to extend from March 7, 2000 through to June 15, 2004.

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

On April 5, 2004, NNC announced that the SEC had issued a formal order of investigation in connection with NNC’s previous restatement of its financial results for certain periods, as announced in October 2003, and NNC announcements in March 2004 regarding the likely need to revise certain previously announced results and restate previously filed financial results for one or more periods. The matter had been the subject of an informal SEC inquiry. On April 13, 2004, NNC announced that it had received a letter from the staff of the Ontario Securities Commission (“OSC”) advising that there is an OSC Enforcement Staff investigation into the same matters that are the subject of the SEC investigation.

On May 14, 2004, NNC announced that it had received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division.

On May 18, 2004, a purported class action lawsuit was filed in the U.S. District Court for the Middle District of Tennessee on behalf of individuals who were participants and beneficiaries of the Plan at any time during the period of December 23, 2003 through the filing date and who made or maintained Plan investments in Nortel Networks Corporation common shares, under the ERISA for Plan-wide relief and alleging, among other things, breaches of fiduciary duty. On September 3, 2004, the Court signed a stipulated order consolidating this action with the Consolidated ERISA Action described above. On June 16, 2004, a second purported class action lawsuit, on behalf of the Plan and Plan participants for whose individual accounts the Plan purchased Nortel Networks Corporation common shares during the period from October 24, 2000 to June 16, 2004, and making similar allegations, was filed in the U.S. District Court for the Southern District of New York. On August 6, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order to transfer this action to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings pursuant to 28 U.S.C. section 1407 with the Consolidated ERISA Action described above. On August 20, 2004, plaintiffs filed a notice of opposition to the conditional transfer order with the Judicial Panel. On December 6, 2004, the Judicial Panel denied the opposition and ordered the action transferred to the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated proceedings with the Consolidated ERISA Action described above. On January 3, 2005, this action was received in the U.S. District Court for the Middle District of Tennessee and consolidated with the Consolidated ERISA Action described above.

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

On August 16, 2004, NNC received a letter from the Integrated Market Enforcement Team of the Royal Canadian Mounted Police (“RCMP”) advising NNC that the RCMP would be commencing a criminal investigation into Nortel’s financial accounting situation.

On February 16, 2005, a motion for authorization to institute a class action on behalf of residents of Québec, who purchased NNC securities between January 29, 2004 and March 15, 2004, was filed in the Québec Superior Court naming NNC as a defendant. The motion alleges that NNC made misrepresentations about 2003 financial results.

On March 9, 2005, Nortel and NNC, and certain of its current and former officers and directors and its auditors were named as defendants in a purported class action proceeding filed in the Ontario Superior Court of Justice, Commercial List, on behalf of all Canadian residents who purchased Nortel Networks Corporation securities from April 24, 2003 to April 27, 2004. This lawsuit alleges, among other things, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with NNC’s 2003 financial results and seeks damages of Canadian $3,000, plus punitive damages in the amount of Canadian $1,000, prejudgment and postjudgment interest and costs of the action.

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

Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel. Nortel or NNC, as applicable, and any named directors and officers of Nortel or NNC, as applicable, intend to vigorously defend these actions, suits, claims and proceedings. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel is exposed to liabilities and compliance costs arising from its past and current generation, management and disposal of hazardous substances and wastes. As of December 31, 2004, the accruals on the consolidated balance sheet for environmental matters were $31. Based on information available as of December 31, 2004, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liability that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $31.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at six Superfund sites in the U.S. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $31 referred to above.

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

21.	Subsequent events

Nortel Audit Committee Independent Review; restatements; related matters

In late October 2003, the Audit Committee of Nortel and NNC’s Boards of Directors (the “Audit Committee”) initiated the independent review of the facts and circumstances leading to the restatement (effected in December 2003) of its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and for the quarters ended March 31, 2003 and June 30, 2003 (the “First Restatement”). The Audit Committee engaged the law firm now known as Wilmer Cutler Pickering Hale & Dorr LLP (“WCPHD”) to advise it in connection with the independent review of the facts and circumstances leading to the First Restatement (the “Independent Review”).

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

Also in January 2005, the Nortel Audit Committee determined to review the facts and circumstances leading to the restatement of certain revenues for specific transactions identified in the restatement effected in January 2005 of Nortel’s consolidated financial statements for the years ended December 31, 2002 and 2001 and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002 (the “Second Restatement”). This review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee will develop any appropriate additional remedial measures, and has engaged WCPHD to advise it in connection with such review.

EDC Support Facility

On January 14, 2005 and February 15, 2005, Nortel obtained waivers from EDC of certain defaults and related breaches by NNC under the EDC Support Facility relating to the delayed filings of Nortel’s and NNC’s financial reports. Both of these waivers expired and, on March 15, 2005, Nortel obtained a new waiver from EDC (the “March Waiver”).

The March Waiver remains in effect until the earliest of certain events including the date on which Nortel and NNC have filed their respective Quarterly Reports on Form 10-Q for the third quarter of 2004 and the 2004 Annual Reports, or April 30, 2005. As previously announced, Nortel and NNC have filed the 2004 Quarterly Reports. The March Waiver expires with the filing of the 2004 Reports with the SEC; however, the Related Breaches will continue beyond the filing of the 2004 Annual Reports.

On April 14, 2005, Nortel and NNC announced that the filing of Nortel’s and NNC’s Quarterly Reports on Form 10-Q for the first quarter of 2005 (the “2005 First Quarter Reports”) are expected to be delayed and that, if necessary, Nortel intended to seek a new waiver from EDC in connection with such delay.

On April 29, 2005, NNC obtained a new waiver from EDC (the “April Waiver”) of certain defaults and related breaches by NNL under the EDC Support Facility. The April Waiver remains in effect until the earliest of certain events including the date on which Nortel and NNL have filed the 2004 Annual Reports and the 2005 First Quarter Reports, or May 31, 2005.

If Nortel and NNC fail to file the 2005 First Quarter Reports by May 31, 2005, EDC will have the right (absent a further waiver) to terminate the EDC Support Facility, exercise certain rights against collateral or require NNC to cash collateralize all existing support. In addition, the Related Breaches will continue beyond the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. Accordingly, beginning on the earlier of the date upon which Nortel and NNC file the 2004 Annual Reports and the 2005 First Quarter Reports with the SEC and May 31, 2005, EDC will have the right to terminate or suspend the EDC Support Facility notwithstanding the filing of the 2004 Annual Reports and the 2005 First Quarter Reports. While NNC intends to seek a permanent waiver from EDC in connection with the Related Breaches, there can be no assurance that NNL will receive any waiver or as to the terms of any such waiver.

As of April 15, 2005, there was approximately $223 of outstanding support utilized under the EDC Support Facility, approximately $155 of which was outstanding under the small bond sub-facility.

Debt securities

With the filing of the 2004 Annual Reports with the SEC and the delivery of the 2004 Annual Reports to the trustees under Nortel’s and NNC’s public debt indentures, Nortel and NNC will be in compliance with their delivery obligations under the public debt indentures.

However, as a result of the expected delay in filing the 2005 First Quarter Reports, Nortel and NNC will not be in compliance with their obligations to deliver the 2005 First Quarter Reports to the trustees under Nortel’s and NNC’s public debt indentures if such reports are filed after May 25, 2005. Any non-compliance with the delivery obligations under the public debt indentures with respect to the 2005 First Quarter Reports will not result in an automatic event of default and acceleration of the outstanding long-term debt of Nortel and NNC and such default and acceleration could not occur unless notice of such non-compliance from holders of 25% of the outstanding principal amount of any relevant series of debt securities is provided to Nortel or NNC, as applicable, and Nortel or NNC, as applicable, failed to deliver the 2005 First Quarter Reports within 90 days after such notice is provided, all in accordance with the terms of the indentures. While such notice could have been given at any time after March 30, 2004 as a result of the delayed filings of the Reports, neither Nortel nor NNC has received a notice to the date of this report. If notice were given and acceleration of Nortel’s and NNL’s debt securities were to occur, Nortel may be unable to meet its payment obligations. If notice were given, Nortel believes that it is probable that it and NNC would file and deliver the 2005 First Quarter Reports within 90 days of receipt of such a notice.

Stock exchanges

As a result of the delay in filing the 2004 Reports and the expected delay in filing the 2005 First Quarter Reports, Nortel was and expects to be, in breach of the continued listing requirements of the NYSE and TSX. Nortel and NNC continue to co-operate with the NYSE and the TSX concerning Nortel’s and NNC’s delayed filings. As of the date of this report, neither the NYSE nor the TSX has commenced any suspension or delisting procedures in respect of NNC’s common shares and other of Nortel Networks Corporation listed securities. The commencement of any suspension or delisting procedures by either exchange remains, at all times, at the discretion of such exchange.

Other

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

On January 23, 2005, Nortel signed a Memorandum of Understanding with LG Electronics to establish a joint venture for providing high quality, leading edge telecommunications equipment and networking solutions to Korea and other markets globally. The proposed joint venture is subject to execution of a definitive agreement. Nortel expects to complete this transaction in the second half of 2005. In the proposed joint venture, Nortel anticipates that it will have an ownership interest of 50% plus one share.

In connection with the BSNL contract, Nortel expects to record an additional loss of approximately $35 to be recognized in the first half of 2005 as a result of additional orders received in that period. In addition to the orders under the existing contract, BSNL may increase the amounts purchased under the contract up to 50% of the existing contract level to allow for business expansion. Nortel expect that there is the potential for further product losses which will be determined by the product mix and magnitude of any additional orders.

On April 26, 2005, Nortel announced that Nortel Networks Inc., a wholly owned subsidiary of NNL had entered into an agreement with PEC Solutions, Inc. (“PEC”) providing for the acquisition of all of the outstanding shares of PEC for $15.50 per share in cash, or approximately $448 million (net of cash acquired) in the aggregate, plus transaction costs and expenses. The acquisition is subject to certain conditions, including the successful completion of a tender offer and regulatory approvals. Nortel currently expects to complete the acquisition during the second quarter of 2005.

As discussed in notes 9 and 19, Nortel amended certain agreements with Bookham in 2004 and 2005.

22.	Reconciliation from U.S. GAAP to Canadian GAAP

New Canadian regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for fiscal 2004 and 2005, Nortel will include in the notes to its consolidated financial statements a reconciliation highlighting the material differences between its financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2005, no further reconciliation will be required under current Canadian regulations. Prior to 2004, Nortel prepared financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with its Canadian continuous disclosure obligations.

The consolidated financial statements of Nortel have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that Nortel would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of the net earnings (loss) between U.S. GAAP and Canadian GAAP for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Net earnings (loss)
U. S. GAAP	$107	$602	$(2,264)
Derivative accounting (b) ((h)(i))	31	(22)	(10)
Cumulative effect of accounting change — net of tax ((h)(iii))	–	12	–
Other	(7)	(44)	42

Canadian GAAP	$131	$548	$(2,232)

The following details the material differences between U.S. GAAP and Canadian GAAP for balance sheet information as of December 31, 2004 and 2003:

	2004			2003 (h)
	U.S.		Canadian	U.S.		Canadian
	GAAP	Adjustments	GAAP	GAAP	Adjustments	GAAP

ASSETS
Current assets (f)	$8,511	$5	$8,516	$8,390	$4	$8,394
Investments (c) (f)	159	(16)	143	244	(105)	139
Plant and equipment — net	1,646	(1)	1,645	1,654	(1)	1,653
Goodwill (a)	2,123	(910)	1,213	2,125	(910)	1,215
Intangible assets — net (g)	78	(40)	38	86	(42)	44
Deferred income taxes — net (g)	3,736	(220)	3,516	3,397	(197)	3,200
Other assets (b) (g)	691	(20)	671	560	25	585

Total assets	$16,944	$(1,202)	$15,742	$16,456	$(1,226)	$15,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities (f) ((h)(v))	$5,132	$(42)	$5,090	$4,961	$5	$4,966
Long-term debt (b)	2,062	(26)	2,036	2,091	(55)	2,036
Deferred income taxes — net (g)	143	14	157	190	13	203
Other liabilities (b) (g)	3,189	(1,362)	1,827	2,944	(1,139)	1,805

Total liabilities	10,526	(1,416)	9,110	10,186	(1,176)	9,010

Minority interests in subsidiary companies	94	–	94	80	–	80
Total shareholders’ equity (b) (c) (f) (g)	6,324	214	6,538	6,190	(50)	6,140

Total liabilities and shareholders’ equity	$16,944	$(1,202)	$15,742	$16,456	$(1,226)	$15,230

The significant differences between U.S. GAAP and Canadian GAAP that impact the consolidated financial statements of Nortel include the following:

(a)	Business combinations

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

Stock options assumed on acquisitions were recorded at fair value for acquisitions on or after July 1, 2000 under U.S. GAAP, and for acquisitions on or after July 1, 2001 under Canadian GAAP. Beginning with acquisitions completed subsequent to July 1, 2000, U.S. GAAP requires an allocation of a portion of the purchase price to deferred compensation related to the intrinsic value of unvested options held by employees of the companies acquired. The deferred compensation is amortized to net earnings (loss) based on the remaining vesting period of the option awards. With the adoption of The Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, on January 1, 2002, unearned compensation is recorded on unvested options held by employees of acquired companies. Previously, there was no requirement to record deferred compensation in respect of such unvested options under Canadian GAAP. Nortel has not completed any acquisitions subsequent to January 1, 2002. The difference in accounting for options assumed or issued to the value ascribed under U.S. GAAP, as part of acquisitions discussed above, can result in a different balance being ascribed to goodwill under U.S. GAAP.

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

Under U.S. GAAP, effective January 1, 2001, Nortel adopted SFAS 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133”, and SFAS 149. Under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net earnings (loss) and hedge ineffectiveness is not recorded until settlement. Under U.S. GAAP, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are reported in net earnings (loss) from continuing operations immediately. For cash flow hedges, the effective portion of the gains or losses is reported as a component of other comprehensive income (loss) and the ineffective portion is reported in net earnings (loss) from continuing operations immediately. Foreign currency hedges can fall into either fair value hedges or cash flow hedges and are accounted for accordingly.

Under U.S. GAAP, an embedded derivative is accounted for at fair value separate from the host contract when certain specified conditions are met. Under Canadian GAAP, embedded derivatives are not accounted for separately from the host contract.

(c)	Investments

Under U.S. GAAP, certain investment securities deemed available-for-sale by Nortel are remeasured to fair value each period, with unrealized holding gains (losses) included in other comprehensive income (loss) until realized. Under Canadian GAAP, these investments are recorded at historical cost unless a loss that is considered other than temporary occurs.

(d)	Other financial statement presentation differences

Under Canadian GAAP, global investment tax credits are required to be deducted from R&D expense while under U.S. GAAP, these amounts are required to be deducted from the income tax benefit (expense). The impact of this difference in the years ended December 31, 2004, 2003 and 2002 of $43, $41 and $76 respectively, was to increase or decrease net earnings (loss) from continuing operations before income taxes, non-controlling interests and equity in net loss of associated companies under Canadian GAAP, with a corresponding increase or decrease in income tax benefit (expense).

There are no significant differences between U.S. and Canadian GAAP that impact the consolidated statement of cash flows.

(e)	Other

Under U.S. GAAP, translation adjustments for self-sustaining subsidiaries are reported as a component of other comprehensive income (loss), whereas, under Canadian GAAP, these translation adjustments are classified as foreign currency translation adjustment, also a component of shareholders’ equity.

(f)	Joint ventures

Nortel has a number of joint ventures with other parties. Under U.S. GAAP, investments in joint ventures are accounted for under the equity method, whereas under Canadian GAAP, the proportionate consolidation method is used. The difference in accounting does not impact net earnings (loss), but does impact certain other consolidated financial statement items.

(g)	Pension and other post-retirement benefits

Under U.S. GAAP, a minimum pension liability adjustment must be recognized in the amount of the excess of the unfunded accumulated benefit obligation over the recorded pension benefit liability. An offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded in accumulated other comprehensive loss. No such adjustments are required under Canadian GAAP.

(h)	Accounting changes

(i)	Derivative accounting

Effective January 1, 2004, Nortel adopted Accounting Guideline (“AcG”) 13, “Hedging Relationships” (“AcG-13”), which establishes specific criteria for derivatives to qualify for hedge accounting. Nortel had been previously applying these criteria under U.S. GAAP. Therefore, there was no impact on adoption of AcG-13.

Concurrent with the adoption of AcG-13, Nortel also adopted the CICA’s Emerging Issues Committee (“EIC”) 128, “Accounting for Trading, Speculative or Non-Hedging Derivative Financial Instruments” (“EIC 128”), which requires that certain freestanding derivative instruments that give rise to a financial asset or liability, and do not qualify for hedge accounting under AcG-13, be recognized on the balance sheet and measured at fair value, with changes in fair value recognized in earnings (loss) in each period. As a result of the adoption of EIC 128, certain warrants, which had been previously recorded at cost under Canadian GAAP, are required to be recorded at fair value consistent with U.S. GAAP. The impact of this accounting change, which has been recorded prospectively as at January 1, 2004, was an increase to investments and other income of $23 during the year ended December 31, 2004.

(ii)	Revenue recognition

In December 2003, the EIC issued abstract 142, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EIC 142”). EIC 142 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EIC 142 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EIC 142 was applicable to Nortel beginning January 1, 2004 and was applied prospectively. The application of EIC 142 did not have a material impact on Nortel’s results of operations and financial condition.

In December 2003, the EIC issued abstract 141, “Revenue Recognition” (“EIC 141”). EIC 141 summarizes the principles set forth in SAB 101, issued by the SEC. Under EIC 141, performance is achieved in a transaction involving the sale of goods when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; and the seller’s price to the buyer is fixed or determinable. EIC 141 was applicable to Nortel beginning January 1, 2004 and was applied prospectively. The application of EIC 141 did not have a material impact on Nortel’s results of operations and financial condition.

(iii)	Asset retirement obligations

Under U.S. GAAP, Nortel adopted SFAS 143 effective January 1, 2003, and recorded a cumulative effect of accounting change, net of tax, within net earnings (loss) on the date of adoption. Nortel adopted similar Canadian guidance, CICA Handbook Section 3110, “Asset Retirement Obligations”, effective January 1, 2004, with retroactive restatement of prior periods. Under Canadian GAAP, the cumulative effect of adoption as of January 1, 2003 was recorded as an adjustment to opening accumulated deficit, as opposed to an adjustment within net earnings (loss) under U.S. GAAP, resulting in a difference of $12. The retroactive adjustment to net earnings (loss) for the years ended December 31, 2003 and 2002 under Canadian GAAP was not significant. Plant and equipment — net, other liabilities and accumulated deficit as of December 31, 2003 have been increased by $4, $16 and $12, respectively, to reflect the retroactive restatement.

(iv)	Stock-based compensation

In November 2001, the CICA issued Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments” (“Section 3870”), which was revised in November 2003. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services and applies to transactions, including non-reciprocal transactions, in which an enterprise grants common shares, stock options or other equity instruments, or incurs liabilities based on the price of common shares or other equity instruments. Section 3870 outlines a fair value based method of accounting required for certain stock-based transactions, effective January 1, 2002, and applied to awards granted on or after that date.

Prior to October 1, 2003, as permitted by Section 3870, Nortel did not adopt the provisions in respect of the fair value based method of accounting for its employee stock-based transactions.

On October 1, 2003, Nortel elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2003, in accordance with the transitional provisions of Section 3870 and concurrent with the adoption of expense recognition under the fair value based method for U.S. GAAP.

(v)	Restructuring charges

Under U.S. GAAP, effective January 1, 2003, Nortel adopted SFAS 146. SFAS 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Canadian GAAP, EIC 134, “Accounting for Severance and Termination Benefits” (“EIC 134”), and EIC 135, “Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)” (“EIC 135”) were issued to harmonize Canadian GAAP requirement with SFAS 146. Effective April 1, 2003, Nortel adopted EIC 134 and EIC 135.

(vi)	Impairment and disposal of long-lived assets

In May 2003, the CICA issued an updated Section 3475 “Disposal of Long-Lived Assets and Discontinued operations” (“Section 3475”). In April 2003, the CICA issued Handbook Section 3063, “Impairment of Long-Lived Assets” (“Section 3063”).

Section 3475 provides criteria for classifying long-lived assets as held for sale and requires the measurement of such assets at the lower of their carrying amount and their fair value less costs to sell. It also requires that long-lived assets that are classified as held for sale are not amortized. Section 3475 also provides criteria for classifying a disposal as a discontinued operation and specifies the presentation and disclosure for discontinued operations and other disposals of long-lived assets.

Section 3475 requires a long-lived asset which is to be disposed of other than by sale to be classified as held and used until it is disposed of. Section 3475 replaces the disposal provisions in the former Section 3475, “Discontinued Operations” and Section 3061, “Property, Plant and Equipment” (“Section 3061”).

Section 3063 requires an impairment loss for a long-lived asset to be held and used to be recognized when events or changes in circumstances cause its carrying value to exceed its total undiscounted cash flows from its use and eventual disposition. The impairment loss is calculated by deducting the fair value of the asset from its carrying value. Section 3063 replaces the write down provisions in Section 3061.

Section 3475 is applicable for disposal activities initiated by a company’s commitment to a plan on or after May 1, 2003. Section 3063 is applicable for years beginning on or after April 1, 2003; early adoption was permitted. Nortel adopted these standards effective January 1, 2003. The adoption of Sections 3475 and 3063, which are substantially consistent with U.S. GAAP, did not have a material impact on the results of operations and financial condition of Nortel.

Prior to the adoption of Section 3063, an impairment loss was recognized in an amount equal to the excess of the carrying value of plant and equipment, net of related provisions for future removal and site restoration costs and future income taxes, and the anticipated net recoverable amount of the asset(s). Net recoverable amount is an amount equal to the anticipated cash flows net of directly attributable general and administrative costs, carrying costs, future removal and site restoration costs and future income taxes, plus the expected residual value, if any.

(vii)	Guarantees

In February 2003, the CICA issued AcG-14, “Disclosure of Guarantees” (“AcG-14”). AcG-14 expands on previously issued accounting guidance and requires additional disclosure by a guarantor of information about each guarantee, or each group of similar guarantees, even when the likelihood of the guarantor having to make any payments under the guarantee is slight. AcG-14 does not address the recognition or measurement of a guarantor’s liability for obligations under a guarantee. Nortel adopted the requirements of AcG-14 effective January 1, 2003, which are substantially consistent with the disclosure requirements under U.S. GAAP for guarantees.

(viii)	Consolidation of variable interest entities

In June 2003, the CICA issued AcG-15, which is consistent with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. AcG-15 clarifies the application of consolidation guidance to those entities defined as VIEs (which includes, but is not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures) in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The requirements of AcG-15 were effective for all annual and interim periods beginning on or after November 1, 2004. Earlier application was encouraged and effective July 1, 2003, Nortel adopted AcG-15 at the same time as equivalent guidance under U.S. GAAP and prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary.

(i)	Recently issued accounting pronouncements

(i)	In January 2004, the CICA issued amendments to CICA Handbook Section 3860, “Financial Instruments – Presentation and Disclosure” (“Section 3860”), to require obligations that may be settled, at the issuer's option, by a variable number of the issuer's own equity instruments to be presented as liabilities. Thus, securities issued by an enterprise that give the issuer unrestricted rights to settle the principal amount in cash or in the equivalent value of its own equity instruments will no longer be presented as equity. The amendments to Section 3860 are applicable to Nortel beginning January 1, 2005 on a retroactive basis. Nortel is currently assessing the impact of the amendments to Section 3860 on its results of operations and financial condition.

(ii)	In December 2004, the EIC issued abstract 150, “Determining Whether an Arrangement Contains a Lease”, (“EIC 150”). EIC 150 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of CICA Handbook Section 3065, “Leases”. The guidance in EIC 150 is based on whether the arrangement conveys to the purchaser the right to use a tangible asset, and is effective for Nortel for arrangements entered into or modified after January 1, 2005. Equivalent guidance in U.S. GAAP has already been adopted by Nortel. The impact of EIC 150 on Nortel’s future results of operations and financial condition will depend on the terms contained in contracts signed or contracts amended in the future.

(iii)	In January 2005, the EIC issued abstract 144, “Accounting by a customer (including a reseller) for certain consideration received from a vendor.” The consensus is effective retroactively for periods commencing on or after February 15, 2005. The consensus requires companies to recognize the benefit of non-discretionary rebates for achieving specified cumulative purchasing levels as a reduction of the cost of purchases over the relevant period, provided the rebate is probable and reasonably estimable. Otherwise, the rebates would be recognized as purchasing milestones are achieved. Nortel is assessing the impact of the new consensus but does not expect adoption will have a material impact on its results of operations or financial condition.

(iv)	In January 2005, the CICA issued Section 3855, “Financial Instruments – Recognition and Measurement,” Section 1530, “Comprehensive Income, and Section 3865, “Hedges.” The new standards will be effective for interim and annual financial statements commencing in 2007. Earlier adoption is permitted. Most significantly for Nortel under Canadian GAAP, the new standards will introduce comprehensive income to Canadian GAAP, a concept Nortel has been following under U.S. GAAP. Foreign exchange gains and losses on the translation of the financial statements of self-sustaining subsidiaries previously recorded in a separate section of shareholders’ equity will be presented in comprehensive income. Also, mark to market adjustments on available for sale investments will be recorded in comprehensive income. Derivative financial instruments will be recorded in the balance sheet at fair value and the changes in fair value of derivatives designated as cash flow hedges will be reported in comprehensive income.

(j)	Comparative information

The following tables present consolidated statements of operations and cash flows under Canadian GAAP for the years ended December 31, 2003 and 2002.

Consolidated statements of operations for the years ended December 31:

	2003	2002

Revenues	$10,193	$11,007
Cost of revenues	5,860	7,148

Gross profit	4,333	3,859
Selling, general and administrative expense	1,941	2,538
Research and development expense	1,927	2,011
Amortization of intangibles	3	19
Special charges
Goodwill impairment	–	274
Other special charges	289	1,359
(Gain) loss on sale of businesses and assets	(7)	(1)

Operating earnings (loss)	180	(2,341)
Other income (expense) — net	397	(18)
Interest expense
Long-term debt	(98)	(135)
Other	(26)	(55)

Earnings (loss) from continuing operations before income taxes,
non-controlling interests and equity in net loss of associated companies	453	(2,549)
Income tax benefit (expense)	(24)	404

	429	(2,145)
Non-controlling interests — net of tax	(28)	32
Equity in net loss of associated companies — net of tax	(37)	(18)

Net earnings (loss) from continuing operations	364	(2,131)
Net earnings (loss) from discontinued operations — net of tax	184	(101)

Net earnings (loss)	548	(2,232)
Dividends on preferred shares	35	19

Net earnings (loss) applicable to common shares	$513	$(2,251)

Consolidated statements of cash flows for the years ended December 31:

	2003	2002

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$364	$(2,131)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	432	553
Non-cash portion of special charges and related asset write downs	87	702
Equity in net loss of associated companies	37	18
Stock option compensation	26	–
Future income taxes	16	(371)
Other liabilities	106	42
(Gain) loss on repurchases of outstanding debt securities	(4)	(60)
(Gain) loss on sale or write down of investments, businesses and assets	(150)	38
Other — net	22	652
Change in operating assets and liabilities	(837)	(440)

Net cash from (used in) operating activities of continuing operations	99	(997)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(170)	(352)
Proceeds on disposals of plant and equipment	38	406
Acquisitions of investments and businesses — net of cash acquired	(58)	(29)
Proceeds on sale of investments and businesses	107	61

Net cash from (used in) investing activities of continuing operations	(83)	86

Cash flows from (used in) financing activities
Dividends on preferred shares	(35)	(19)
Increase (decrease) in notes payable — net	(45)	(336)
Proceeds from long-term debt	–	35
Repayments of long-term debt	(270)	(611)
Repayments of capital leases payable	(12)	(18)
Issuance of common shares	–	2,287
Payment of stock option fair value increment	–	(525)

Net cash from (used in) financing activities of continuing operations	(362)	813

Effect of foreign exchange rate changes on cash and cash equivalents	176	74

Net cash from (used in) continuing operations	(170)	(24)
Net cash from (used in) discontinued operations	357	342

Net increase (decrease) in cash and cash equivalents	187	318
Cash and cash equivalents at beginning of year	3,745	3,427

Cash and cash equivalents at end of year	$3,932	$3,745

23.	Supplemental consolidating financial information

As of December 31, 2004, and as a result of Nortel’s credit ratings, various liens, pledges and guarantees were effective under security agreements entered into by Nortel and various of its subsidiaries (see note 10).

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

As a result of Nortel terminating the Five Year Facilities (see note 10), certain foreign security agreements entered into by Nortel and various of its subsidiaries under which shares of certain subsidiaries of Nortel incorporated outside of the U.S. and Canada were pledged in favor of the banks under the Five Year Facilities, EDC and the holders of Nortel’s and NNC’s outstanding public debt securities also terminated in accordance with their terms. In addition, guarantees by certain subsidiaries of Nortel incorporated outside of the U.S. and Canada terminated in accordance with their terms. As of December 31, 2004, the security agreements pledge substantially all of the assets of Nortel located in the U.S. and Canada and those of most of its U.S. and Canadian subsidiaries, including the shares of certain of Nortel’s U.S. and Canadian subsidiaries, in favor of EDC and the holders of Nortel’s and NNC’s outstanding public debt securities ( see note 10 ). In addition, certain of Nortel’s wholly owned subsidiaries, including NNI, most of Nortel’s Canadian subsidiaries, Nortel Networks (Asia) Limited, Nortel Networks (Ireland) Limited and Nortel Networks U.K. Limited, have guaranteed Nortel’s obligations under the EDC Support Facility and Nortel’s and NNC’s outstanding public debt securities (the “Guarantor Subsidiaries”). Non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) represented either wholly owned subsidiaries of Nortel whose shares were pledged, or were the remaining subsidiaries of Nortel which did not provide liens, pledges or guarantees.

The liens, pledges and guarantees described above also applied equally and ratably to NNC’s $1,800 Senior Notes due September 1, 2008 as well as Nortel’s guarantee of the Senior Notes.

If Nortel’s senior long-term debt rating by Moody’s returns to Baa2 (with a stable outlook) and its rating by Standard & Poor’s returns to BBB (with a stable outlook), the security and guarantees will be released in full. If the EDC Support Facility is terminated, or expires, the security and guarantees will also be released in full. Nortel may provide EDC with cash collateral in an amount equal to the total amount of its outstanding obligations and undrawn commitments and expenses under the EDC Support Facility (or any other alternative collateral or arrangements acceptable to EDC) in lieu of the security provided under the security agreements. Accordingly, if the EDC Support Facility is secured by cash or other alternate collateral or arrangements acceptable to EDC the security and guarantees will also be released in full.

The following supplemental consolidating financial data illustrates, in separate columns, the composition (as described below) of Nortel Networks Limited, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, eliminations and the consolidated total as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

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

Supplemental Consolidating Statements of Operations for the year ended December 31, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$3,265	$6,944	$3,480	$(3,861)	$9,828
Cost of revenues	2,217	4,752	2,627	(3,861)	5,735

Gross profit	1,048	2,192	853	–	4,093

Selling, general and administrative expense	430	1,271	423	–	2,124
Research and development expense	822	858	279	–	1,959
Amortization of intangibles	–	–	10	–	10
Special charges	14	122	44	–	180
(Gain) loss on sale of businesses and assets	(2)	(25)	(71)	–	(98)

Operating earnings (loss)	(216)	(34)	168	–	(82)

Other income (expense) — net	141	132	(33)	–	240
Interest expense
Long-term debt	(67)	(13)	(28)	–	(108)
Other	(5)	(52)	49	–	(8)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(147)	33	156	–	42
Income tax benefit (expense)	57	14	(42)	–	29

	(90)	47	114	–	71
Minority interests — net of tax	–	–	(13)	–	(13)
Equity in net earnings (loss) of associated companies — net of tax	148	274	(57)	(365)	–

Net earnings (loss) from continuing operations	58	321	44	(365)	58
Net earnings (loss) from discontinued operations — net of tax	49	30	–	(30)	49

Net earnings (loss)	107	351	44	(395)	107
Dividends on preferred shares	33	–	–	–	33

Net earnings (loss) applicable to common shares	$74	$351	$44	$(395)	$74

Supplemental Consolidating Statements of Operations for the year ended December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$3,182	$7,330	$3,388	$(3,707)	$10,193
Cost of revenues	1,995	5,007	2,566	(3,707)	5,861

Gross profit	1,187	2,323	822	–	4,332

Selling, general and administrative expense	430	1,133	368	–	1,931
Research and development expense	814	861	290	–	1,965
Amortization of intangibles	–	–	3	–	3
Special charges	67	250	(32)	–	285
(Gain) loss on sale of businesses and assets	4	(5)	(3)	–	(4)

Operating earnings (loss)	(128)	84	196	–	152

Other income (expense) — net	86	350	(3)	–	433
Interest expense
Long-term debt	(68)	(4)	(26)	–	(98)
Other	(3)	(63)	40	–	(26)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(113)	367	207	–	461
Income tax benefit (expense)	184	(88)	(63)	–	33

	71	279	144	–	494
Minority interests — net of tax	–	–	(28)	–	(28)
Equity in net earnings (loss) of associated companies — net of tax	351	299	(7)	(679)	(36)

Net earnings (loss) from continuing operations	422	578	109	(679)	430
Net earnings (loss) from discontinued operations — net of tax	184	118	–	(118)	184

Net earnings (loss) before cumulative effect of accounting change	606	696	109	(797)	614
Cumulative effect of accounting change — net of tax	(4)	(8)	–	–	(12)

Net earnings (loss)	602	688	109	(797)	602
Dividends on preferred shares	35	–	–	–	35

Net earnings (loss) applicable to common shares	$567	$688	$109	$(797)	$567

Supplemental Consolidating Statements of Operations for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$3,028	$7,895	$3,370	$(3,299)	$10,994
Cost of revenues	2,719	5,333	2,386	(3,299)	7,139

Gross profit	309	2,562	984	–	3,855

Selling, general and administrative expense	559	1,515	458	–	2,532
Research and development expense	869	905	310	–	2,084
Amortization of intangibles	–	19	–	–	19
Special charges
Goodwill impairment	–	203	61	–	264
Other special charges	346	653	359	–	1,358
(Gain) loss on sale of businesses and assets	134	(101)	(37)	–	(4)

Operating earnings (loss)	(1,599)	(632)	(167)	–	(2,398)

Other income (expense) — net	6	427	(461)	–	(28)
Interest expense
Long-term debt	(105)	–	(30)	–	(135)
Other	(7)	(16)	(32)	–	(55)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(1,705)	(221)	(690)	–	(2,616)
Income tax benefit (expense)	330	(38)	146	–	438

	(1,375)	(259)	(544)	–	(2,178)
Minority interests — net of tax	–	–	32	–	32
Equity in net earnings (loss) of associated companies — net of tax	(788)	1,404	2	(635)	(17)

Net earnings (loss) from continuing operations	(2,163)	1,145	(510)	(635)	(2,163)
Net earnings (loss) from discontinued operations — net of tax	(101)	(68)	–	68	(101)

Net earnings (loss)	(2,264)	1,077	(510)	(567)	(2,264)
Dividends on preferred shares	26	–	–	–	26

Net earnings (loss) applicable to common shares	$(2,290)	$1,077	$(510)	$(567)	$(2,290)

Supplemental Consolidating Balance Sheets as of December 31, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$(2)	$2,414	$1,195	$–	$3,607
Restricted cash and cash equivalents	52	20	8	–	80
Accounts receivable — net	476	1,244	831	–	2,551
Intercompany/related party accounts receivable	541	1,135	776	(2,203)	249
Inventories — net	298	608	508	–	1,414
Deferred income taxes — net	45	211	(1)	–	255
Other current assets	33	166	156	–	355

Total current assets	1,443	5,798	3,473	(2,203)	8,511
Investments	2,222	(6,772)	508	4,201	159
Intercompany advances	346	1,102	2,066	(3,514)	–
Plant and equipment — net	480	771	395	–	1,646
Goodwill	–	1,946	177	–	2,123
Intangible assets — net	37	1	40	–	78
Deferred income taxes — net	1,824	1,814	98	–	3,736
Other assets	80	288	323	–	691

Total assets	$6,432	$4,948	$7,080	$(1,516)	$16,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$486	$391	$118	$–	$995
Intercompany/related party accounts payable	(3,561)	3,626	2,138	(2,203)	–
Payroll and benefit-related liabilities	68	306	138	–	512
Contractual liabilities	175	218	175	–	568
Restructuring liabilities	32	184	38	–	254
Other accrued liabilities	380	1,642	766	–	2,788
Long-term debt due within one year	13	12	(10)	–	15

Total current liabilities	(2,407)	6,379	3,363	(2,203)	5,132
Long-term debt	1,520	120	422	–	2,062
Deferred income taxes — net	–	108	35	–	143
Other liabilities	995	1,928	266	–	3,189
Intercompany advances	–	297	3,217	(3,514)	–

Total liabilities	108	8,832	7,303	(5,717)	10,526

Minority interests in subsidiary companies	–	–	94	–	94

SHAREHOLDERS’ EQUITY
Preferred shares	536	237	–	(237)	536
Common shares	1,211	5,417	1,622	(7,039)	1,211
Additional paid-in capital	22,107	775	4,243	(5,018)	22,107
Accumulated deficit	(16,992)	(10,931)	(6,450)	17,381	(16,992)
Accumulated other comprehensive income (loss)	(538)	618	268	(886)	(538)

Total shareholders’ equity	6,324	(3,884)	(317)	4,201	6,324

Total liabilities and shareholders’ equity	$6,432	$4,948	$7,080	$(1,516)	$16,944

Supplemental Consolidating Balance Sheets as of December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$(8)	$2,963	$973	$–	$3,928
Restricted cash and cash equivalents	25	19	19	–	63
Accounts receivable — net	314	1,462	729	–	2,505
Intercompany/related party accounts receivable	345	1,017	870	(2,078)	154
Inventories — net	302	405	260	–	967
Deferred income taxes — net	67	302	–	–	369
Other current assets	44	188	172	–	404

Total current assets	1,089	6,356	3,023	(2,078)	8,390
Investments	1,995	(6,801)	758	4,292	244
Intercompany advances	166	661	1,963	(2,790)	–
Plant and equipment — net	475	775	404	–	1,654
Goodwill	–	1,956	169	–	2,125
Intangible assets — net	40	1	45	–	86
Deferred income taxes — net	1,673	1,655	69	–	3,397
Other assets	102	161	297	–	560

Total assets	$5,540	$4,764	$6,728	$(576)	$16,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$349	$381	$147	$–	$877
Intercompany/related party accounts payable	(4,071)	3,217	2,932	(2,078)	–
Payroll and benefit-related liabilities	137	449	178	–	764
Contractual liabilities	26	272	231	–	529
Restructuring liabilities	52	129	24	–	205
Other accrued liabilities	356	1,558	553	–	2,467
Long-term debt due within one year	11	100	8	–	119

Total current liabilities	(3,140)	6,106	4,073	(2,078)	4,961
Long-term debt	1,549	127	415	–	2,091
Deferred income taxes — net	–	143	47	–	190
Other liabilities	930	1,774	240	–	2,944
Intercompany advances	11	297	2,482	(2,790)	–

Total liabilities	(650)	8,447	7,257	(4,868)	10,186

Minority interests in subsidiary companies	–	–	80	–	80

SHAREHOLDERS’ EQUITY
Preferred shares	536	237	–	(237)	536
Common shares	1,211	5,416	1,621	(7,037)	1,211
Additional paid-in capital	22,031	726	4,228	(4,954)	22,031
Accumulated deficit	(17,066)	(10,838)	(6,684)	17,522	(17,066)
Accumulated other comprehensive income (loss)	(522)	776	226	(1,002)	(522)

Total shareholders’ equity	6,190	(3,683)	(609)	4,292	6,190

Total liabilities and shareholders’ equity	$5,540	$4,764	$6,728	$(576)	$16,456

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2004:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$58	$321	$44	$(365)	$58
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	41	192	129	–	362
Non-cash portion of special charges and related asset write downs	–	5	(1)	–	4
Equity in net loss of associated companies	(148)	(274)	57	365	–
Stock option compensation	44	17	15	–	76
Deferred income taxes	42	(44)	(43)	–	(45)
Other liabilities	80	169	28	–	277
(Gain) loss on sale or write-down of investments, businesses and assets	12	(60)	(69)	–	(117)
Other — net	74	(120)	164	–	118
Change in operating assets and liabilities	(156)	(771)	30	–	(897)
Intercompany/related party activity	(17)	170	(153)	–	–

Net cash from (used in) operating activities of continuing operations	30	(395)	201	–	(164)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(24)	(177)	(80)	–	(281)
Proceeds on disposals of plant and equipment	4	1	5	–	10
Acquisitions of investments and businesses — net of cash acquired	(1)	(7)	3	–	(5)
Proceeds on sale of investments and businesses	6	68	76	–	150

Net cash from (used in) investing activities of continuing operations	(15)	(115)	4	–	(126)

Cash flows from (used in) financing activities
Dividends on preferred shares	(33)	–	–	–	(33)
Increase (decrease) in notes payable — net	–	–	8	–	8
Repayments of long-term debt	–	(85)	(22)	–	(107)
Repayments of capital leases payable	(1)	(11)	3	–	(9)

Net cash from (used in) financing activities of continuing operations	(34)	(96)	(11)	–	(141)

Effect of foreign exchange rate changes on cash and cash equivalents	1	59	28	–	88

Net cash from (used in) continuing operations	(18)	(547)	222	–	(343)
Net cash from (used in) discontinued operations	24	(2)	–	–	22

Net increase (decrease) in cash and cash equivalents	6	(549)	222	–	(321)
Cash and cash equivalents at beginning of year	(8)	2,963	973	–	3,928

Cash and cash equivalents at end of year	$(2)	$2,414	$1,195	$–	$3,607

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2003:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$422	$578	$109	$(679)	$430
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	75	231	128	–	434
Non-cash portion of special charges and related asset write downs	9	73	5	–	87
Equity in net loss of associated companies	(351)	(299)	7	679	36
Stock option compensation	4	314	(292)	–	26
Deferred income taxes	5	(64)	51	–	(8)
Other liabilities	83	74	4	–	161
(Gain) loss on repurchases of outstanding debt securities	(4)	–	–	–	(4)
(Gain) loss on sale or write-down of investments, businesses and assets	(7)	(126)	(14)	–	(147)
Other — net	292	(372)	9	–	(71)
Change in operating assets and liabilities	189	(1,092)	37	–	(866)
Intercompany/related party activity	(831)	1,097	(266)	–	–

Net cash from (used in) operating activities of continuing operations	(114)	414	(222)	–	78

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(41)	(73)	(58)	–	(172)
Proceeds on disposals of plant and equipment	7	28	3	–	38
Acquisitions of investments and businesses — net of cash acquired	(60)	(6)	8	–	(58)
Proceeds on sale of investments and businesses	6	101	–	–	107

Net cash from (used in) investing activities of continuing operations	(88)	50	(47)	–	(85)

Cash flows from (used in) financing activities
Dividends on preferred shares	(35)	–	–	–	(35)
Increase (decrease) in notes payable — net	–	4	(49)	–	(45)
Repayments of long-term debt	(199)	1	(72)	–	(270)
Repayments of capital leases payable	–	(12)	–	–	(12)

Net cash from (used in) financing activities of continuing operations	(234)	(7)	(121)	–	(362)

Effect of foreign exchange rate changes on cash and cash equivalents	2	105	69	–	176

Net cash from (used in) continuing operations	(434)	562	(321)	–	(193)
Net cash from (used in) discontinued operations	175	224	(20)	–	379

Net increase (decrease) in cash and cash equivalents	(259)	786	(341)	–	186
Cash and cash equivalents at beginning of year	251	2,177	1,314	–	3,742

Cash and cash equivalents at end of year	$(8)	$2,963	$973	$–	$3,928

Supplemental Consolidating Statements of Cash Flows for the year ended December 31, 2002:

	Nortel		Non-
	Networks	Guarantor	Guarantor
(millions of U.S. dollars)	Limited	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss) from continuing operations	$(2,163)	$1,145	$(510)	$(635)	$(2,163)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	87	350	116	–	553
Non-cash portion of special charges and related asset write downs	199	464	29	–	692
Equity in net loss of associated companies	788	(1,404)	(2)	635	17
Stock option compensation	–	(7)	7	–	–
Deferred income taxes	(417)	(203)	215	–	(405)
Other liabilities	(4)	15	(10)	–	1
(Gain) loss on repurchases of outstanding debt securities	(60)	–	–	–	(60)
(Gain) loss on sale or write-down of investments, businesses and assets	17	18	–	–	35
Other — net	460	162	61	–	683
Change in operating assets and liabilities	(590)	187	56	–	(347)
Intercompany/related party activity	91	(242)	151	–	–

Net cash from (used in) operating activities of continuing operations	(1,592)	485	113	–	(994)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(65)	(231)	(56)	–	(352)
Proceeds on disposals of plant and equipment	16	359	31	–	406
Acquisitions of investments and businesses — net of cash acquired	(5)	(16)	(8)	–	(29)
Proceeds on sale of investments and businesses	23	33	5	–	61

Net cash from (used in) investing activities of continuing operations	(31)	145	(28)	–	86

Cash flows from (used in) financing activities
Dividends on preferred shares	(26)	–	–	–	(26)
Decrease in notes payable — net	–	(146)	(187)	–	(333)
Proceeds from long-term debt	–	–	33	–	33
Repayments of long-term debt	(460)	(136)	(15)	–	(611)
Repayments of capital leases payable	(3)	(13)	–	–	(16)
Issuance of common shares	2,287	–	–	–	2,287
Payment of stock option fair value increment	–	(525)	–	–	(525)

Net cash from (used in) financing activities of continuing operations	1,798	(820)	(169)	–	809

Effect of foreign exchange rate changes on cash and cash equivalents	13	38	23	–	74

Net cash from (used in) continuing operations	188	(152)	(61)	–	(25)
Net cash from (used in) discontinued operations	104	246	–	–	350

Net increase (decrease) in cash and cash equivalents	292	94	(61)	–	325
Cash and cash equivalents at beginning of year	(41)	2,083	1,375	–	3,417

Cash and cash equivalents at end of year	$251	$2,177	$1,314	$–	$3,742

*********

Quarterly Financial Data (Unaudited)

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
(millions of U.S. dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$2,615	$3,266	$2,179	$2,344	$2,590	$2,288	$2,444	$2,295
Gross profit	1,181	1,425	788	1,119	1,052	881	1,072	907
Special charges	81	86	93	81	(1)	(22)	7	140
Other income (expense) — net	122	137	44	144	(14)	57	88	95
Net earnings (loss) from continuing operations	117	502	(223)	133	48	(32)	116	(173)
Net earnings (loss) from discontinued operations — net of tax	37	27	5	32	6	(8)	1	133

Net earnings (loss) before cumulative effect of accounting change	154	529	(218)	165	54	(40)	117	(40)
Cumulative effect of accounting change — net of tax	–	–	–	–	–	–	–	(12)

Net earnings (loss)	154	529	(218)	165	54	(40)	117	(52)

Dividends on preferred shares	(9)	(9)	(8)	(9)	(7)	(9)	(9)	(8)

Net earnings (loss) applicable to common shares	145	520	(226)	156	47	(49)	108	(60)

See notes 3, 6 and 9 to the accompanying consolidated financial statements for the impact of accounting changes, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the above selected financial data. Additionally, the following significant items were recorded in the fourth quarters of 2004 and 2003:

•	During the fourth quarter of 2004, bad debt recoveries of $80, which related primarily to customer financing notes receivable that were restructured and subsequently sold for cash proceeds in the first quarter of 2005, were recorded as a reduction to SG&A expense. Other income (expense) included foreign exchange gains of $43 related to day-to-day transactional activities and a gain of $53 related to the restructured customer financing arrangement for which Nortel received cash proceeds in the fourth quarter of 2004.

•	During the fourth quarter of 2003, revenue of $300 and gross profit of $186 was recorded related to sales of Enterprise Networks products that had been previously deferred until software revenue recognition criteria were met. The gross profit impact was partially offset by an incremental Optical Networks inventory provision of $119. Also during the fourth quarter of 2003, bad debt recoveries of $69 were recorded as a reduction to SG&A expense.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Limited

We have audited the consolidated financial statements of Nortel Networks Limited and its subsidiaries (“Nortel”) as at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of Nortel’s internal control over financial reporting as at December 31, 2004, and the effectiveness of Nortel’s internal control over financial reporting as at December 31, 2004, and have issued our reports thereon dated April 29, 2005 (which audit report on the consolidated financial statements expressed an unqualified opinion and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canadian-U.S. Reporting Differences referring to changes in accounting principles that have a material effect on the comparability of the financial statements; and which report on the effectiveness of Nortel’s internal control over financial reporting expressed an unqualified opinion on management's assessment of the effectiveness of Nortel's internal control over financial reporting and an adverse opinion on the effectiveness of Nortel’s internal control over financial reporting because of material weaknesses); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Nortel listed in Item 15. This consolidated financial statement schedule is the responsibility of Nortel’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants

Toronto, Canada
April 29, 2005

Schedule II
Consolidated

NORTEL NETWORKS LIMITED
Valuation and Qualifying Accounts and Reserves

Provision For Uncollectibles (a)
(millions of U.S. dollars)

	Balance at	Charged		Balance at
	beginning of	to costs		end of
U.S. GAAP	year	and expenses	Deductions (b)	year (c)

Year 2004	$491	$(187)	$130	$174
Year 2003	$1,282	$(179)	$612	$491
Year 2002	$1,537	$292	$547	$1,282

(a)	Excludes Discontinued Operations.
(b)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(c)	Includes provisions for uncollectibles on long-term accounts receivable of $65, $297 and $780 as of December 31, 2004, 2003 and 2002, respectively.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the current CEO and current CFO (William A. Owens and Peter W. Currie, respectively), pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of our disclosure controls and procedures as at December 31, 2004 (the end of the period covered by this report) and as at April 29, 2005. The CEO and CFO were appointed to such positions as at April 28, 2004 and February 14, 2005, respectively.

In making this evaluation, the CEO and CFO considered, among other matters:

•	the Second Restatement and the revisions to our preliminary unaudited results for the year ended December 31, 2003;

•	the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WCPHD and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of our 2003 Annual Report;

•	the terminations for cause of our former president and chief executive officer, former chief financial officer, former controller and seven additional senior finance employees during the course of the Independent Review and the reasons therefor as described in the Independent Review Summary;

•	the material weaknesses in our internal control over financial reporting that we and our external auditor, Deloitte, have identified (as more fully described below);

•	management’s assessment of our internal control over financial reporting and conclusion that our internal control over financial reporting is not effective, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of SOX 404 (each as more fully described below);

•	the measures we have identified, developed and begun to implement, beginning in November 2003, to remedy those material weaknesses (as more fully described below);

•	our omission of certain 2000 selected financial data from this report (as more fully described below); and

•	the decision of the Audit Committee to undertake the Revenue Independent Review (as more fully described below).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures as at December 31, 2004 and April 29, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In light of this conclusion and as part of the extensive work undertaken in connection with the Second Restatement and the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

We record any material adjustments identified before the applicable financial statements are published and consider the materiality of any adjustments relating to prior periods both to the current period and to the prior periods. In the course of the preparation of our 2004 financial statements, and in part as a result of the application of our compensating procedures and processes, we have recorded adjustments related to prior periods which are included in our 2004 financial statements. These adjustments include, among other items, an Asia Optical revenue deferral of approximately $80 million and a Brazil foreign exchange gain of approximately $32 million, both of which were recorded in the third quarter of 2004. We also recorded a revenue deferral of approximately $50 million in the fourth quarter of 2004 related to an EMEA Wireless Networks contract, which revenue was previously recognized primarily in 2002 and 2003. We determined that this revenue should have been deferred and recognized upon delivery of the undelivered elements such as services and/or hardware. The aggregate impact of the adjustments relating to prior periods to our 2004 results was not material to our financial statements or to any individual segment or geographic region, and resulted in a net reduction of approximately $60 million to our net income (loss), or approximately $0.01 reduction in basic and diluted earnings (loss) per common share, primarily driven by a net reduction of approximately $60 million in our 2004 gross profit of $4.1 billion. These adjustments were immaterial to our 2003, 2002 and prior year results.

* * * * * *

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with applicable GAAP. Our internal control over financial reporting should include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the current CEO and current CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that five material weaknesses in our internal control over financial reporting existed, as at December 31, 2004. These material weaknesses are the first five of six material weaknesses in our internal control over financial reporting that existed as at December 31, 2003, as described in greater detail below under “Background — Second Restatement — Material Weaknesses in Internal Control over Financial Reporting Identified During the Second Restatement”.

The material weaknesses in our internal control over financial reporting as at December 31, 2004 are:

•	lack of compliance with written Nortel procedures for monitoring and adjusting balances related to certain accruals and provisions, including restructuring charges and contract and customer accruals;

•	lack of compliance with Nortel procedures for appropriately applying applicable GAAP to the initial recording of certain liabilities, including those described in SFAS No. 5, and to foreign currency translation as described in SFAS No. 52;

•	lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, revenue transactions;

•	lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions; and

•	lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by Nortel personnel.

For purposes of this Management’s Report on Internal Control Over Financial Reporting, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as at December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria.

Our independent registered Chartered accountants have issued an attestation report with respect to management’s assessment of our internal control over financial reporting which expresses an adverse opinion on the effectiveness of Nortel's internal control over financial reporting because of material weaknesses as at December 31, 2004. That report appears on page F-2 of this report.

* * * * * *

Changes in Internal Control Over Financial Reporting and Remedial Measures

We continue to identify, develop and begin to implement remedial measures to strengthen our internal control over financial reporting and address the remaining material weaknesses in our internal control over financial reporting. At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the summary of the findings of the Independent Review. The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of these recommendations and will monitor their implementation. Management has begun to address certain of these recommendations and is also in the process of reviewing its other remedial measures in light of these recommendations. The following is a summary of changes in internal control over financial reporting to address the remaining material weaknesses.

Management’s Report on the Elimination of a Material Weakness

As noted above, management is responsible for establishing and maintaining adequate internal control over financial reporting and used the COSO control criteria to make its annual assessment of the effectiveness of our internal control over financial reporting.

Over the course of the Second Restatement process, management, together with Deloitte, identified six material weaknesses which were disclosed in our 2003 Annual Report, as further described below. These six material weaknesses included the five material weaknesses listed above under “Management’s Report on Internal Control Over Financial Reporting” and the following material weakness:

•	an inappropriate “tone at the top”, which contributed to the lack of a strong control environment; as reported in the Independent Review Summary, there was a “[m]anagement ‘tone at the top’ that conveyed the strong leadership message that earnings targets could be met through application of accounting practices that finance managers knew or ought to have known were not in compliance with U.S. GAAP and that questioning these practices was not acceptable”.

In order to eliminate this identified material weakness related to “tone at the top”, new management modified our internal control over financial reporting, implemented certain remedial measures and took certain other actions to ensure that management’s control objective to promote honesty and ethical behavior was met as at December 31, 2004. Management recognizes that the promotion of a culture of honesty and ethical behavior must be an ongoing process and has committed to continue to promote such a culture. Prior to and since December 31, 2004, we have undertaken the following key changes in internal control over financial reporting, remedial measures and other actions to promote honesty and ethical behavior:

•	Appointment of New Senior Leadership with High Ethical and Moral Standards.

•	In April 2004, we terminated for cause our former president and chief executive officer, former chief financial officer and former controller (the former chief financial officer and former controller having been placed on paid leaves of absence in March 2004), and in August 2004, we terminated for cause seven additional senior finance employees with significant responsibilities for our financial reporting as a whole or for their respective business units and geographic regions.

•	We appointed new senior leadership with high ethical and moral standards: In April 2004, we appointed a new permanent CEO, and in March 2004, we appointed an interim CFO and Controller, who each became permanent in April 2004.

•	Emphasis by New Senior Management of Honesty and Ethical Behavior.

•	In August 2004, we adopted a new strategic plan that includes a renewed commitment to best corporate practices and ethical conduct, including the establishment of the office of a chief ethics and compliance officer, which has now been filled with the permanent appointment of Susan E. Shepard, effective February 21, 2005.

•	Emphasis on Reliable and Transparent Financial Reporting.

•	Over the course of and subsequent to the Second Restatement process, our current CEO, William A. Owens, our CFO through the Second Restatement process, William R. Kerr, and starting February 14, 2005, our current CFO, Peter Currie, have communicated to employees the importance of the Second Restatement process and the ongoing need for reliable and transparent financial reporting and ethical conduct. Those communications included formal presentations as part of our annual executive conference in November 2004. Additionally, our CFO through the Second Restatement process and our current CFO have encouraged finance personnel to bring matters of concern to management’s attention without fear of retribution.

•	Beginning in July 2004, we have emphasized the importance of internal control over financial reporting throughout the organization, including through numerous education sessions to various levels of management.

•	Beginning in September 2004, we implemented mandatory training procedures for senior management with respect to our internal “back-up” certification process, with an emphasis on the accountability of senior management both for their individual areas of responsibility and for the business as a whole as members of the senior leadership team.

•	Beginning in 2004, we implemented a process to increase visibility to management after the close of a financial period of potential adjustments to the financial statements.

•	Alignment of Leadership Compensation with Financial Accountability.

•	In June 2004, management recommended, the joint leadership resources committee recommended and the Board of Directors subsequently approved the inclusion of financial accountability as a key qualitative factor in the individual leadership performance objectives for determination of incentive cash awards under our annual incentive plan.

•	In January 2005, we received notification from certain senior executives that they would as a matter of corporate leadership and integrity pay an amount equal to their “Return to Profitability” bonuses, conveying their deep disappointment over the circumstances that led to the Second Restatement and their determination to make it clear to employees, investors and others that such activities are unacceptable to them.

As at and subsequent to December 31, 2004, management believes that the above changes in our internal control over financial reporting, remedial measures and other actions taken achieve management’s control objective to promote a culture of honesty and ethical behavior and, as a result, management believes the identified material weakness relating to “tone at the top” has been eliminated as at December 31, 2004.

Other Changes in Internal Control Over Financial Reporting and Remedial Measures

At the recommendation of the Audit Committee, the Board of Directors adopted all of the recommendations for remedial measures contained in the Independent Review Summary. The governing principles of the recommendations developed by WCPHD and provided to the Audit Committee were the following:

•	establishing standards of conduct to be enforced through appropriate discipline;

•	infusing strong technical skills and experience into the finance organization;

•	requiring comprehensive, on-going training on increasingly complex accounting standards;

•	strengthening and improving internal controls and processes;

•	establishing a compliance program throughout the Company which is appropriately staffed and funded;

•	requiring management to provide clear and concise information, in a timely manner, to the Board of Directors to facilitate its decision-making; and

•	implementing an information technology platform that improves the reliability of financial reporting and reduces the opportunities for manipulation of results.

See the Independent Review Summary for further information concerning these governing principles as they translate into recommendations regarding three categories — people, processes and technology.

The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of these recommendations and will monitor their implementation. Management has begun to address certain of the recommendations, including through the measures set out above under “Changes in Internal Control Over Financial Reporting and Remedial Measures — Elimination of a Material Weakness” as they relate to our commitment to best corporate practices and ethical conduct.

In addition to those measures set forth above under “Changes in Internal Control Over Financial Reporting and Remedial Measures — Elimination of a Material Weakness”, we have identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, as discussed below. These measures are in the process of being reviewed in light of the recommendations of the Independent Review, and certain of these measures may be modified or superseded as management’s plan progresses, or as a result of the Revenue Independent Review.

•	Extended Balance Sheet Reviews. In March 2005, we implemented extended and enhanced balance sheet review procedures for financial periods beginning with the third quarter of 2004, as follows:

•	We have scheduled regular balance sheet reviews across all segments and major statutory entities in advance of our periodic report filings; and

•	We clarified accountability within Nortel for review of significant balance sheet accounts and required specific focus on accounts involving significant estimates and judgments.

•	Finance Department Organizational Structure. We announced, and have begun to implement, plans to transform our finance organization, which include a renewed commitment to transparency, accuracy, accountability and competency as fundamental goals. Measures we have begun to implement include:

•	In the first quarter of 2004, we began to enhance our global technical accounting group and established global revenue governance and global finance governance teams.

•	In March 2004, we began hiring additional full-time finance personnel (with a focus on qualified accounting professionals) as part of an initiative introduced by the CFO at that time, William R. Kerr, and the controller at that time, MaryAnne E. Pahapill. This initiative is aimed at both strengthening the finance organization’s technical skills and experience, including at a senior level, and addressing employee attrition.

•	We established a global corporate finance Sarbanes-Oxley compliance group beginning in the third quarter of 2004.

•	We engaged Accenture, a global management consulting and technology services firm, in the third quarter of 2004 to assess the finance organization’s structure, processes and systems. The assessment was completed in February 2005. We appointed a global finance transformation leader in the first quarter of 2005 and expect to begin the detailed design phase of our finance transformation project in the second quarter of 2005. We expect the implementation of this project will continue into 2007 and will include, among other things, implementing an information technology platform (SAP) to provide an integrated global financial system.

•	In connection with our SOX 404 assessment of internal control over financial reporting, we began to modify or enhance existing processes and implement new control activities, including improved levels of documentation, and enhanced monitoring and supervision of processes such as reconciliation of account balances and compliance with internal policies.

•	Training Initiatives.

•	We re-established our formal training group (led by the global finance governance team described above) to implement ongoing training programs for finance personnel globally to strengthen the finance organization’s technical skills and experience. The group’s focus includes training with respect to SFAS No. 5; accounting for hedging and derivatives; revenue recognition, accruals and provisions; and SFAS No. 52.

•	Internal Audit.

•	In the first quarter of 2004, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting.

•	In October 2004, we engaged outside consultants to conduct a strategic performance review of the internal audit function. The objective of this review is to ensure that internal audit meets professional internal audit standards and moves towards audit best practices. The strategic review has been completed and management has begun to implement certain of the recommendations of the review.

•	Manual Journal Entry Processes.

•	We developed new procedures related to manual journal entries, which focus on approvals, more stringent documentation processes and reduction of user access to manual journal entry functions. We continue to work towards achieving full implementation of these procedures.

The above mentioned changes in internal control over financial reporting materially affected our internal control over financial reporting, and these changes and expected changes as a result of remedial measures to be developed and implemented are reasonably likely to materially affect and strengthen our internal control over financial reporting in the future. We intend to continue to make ongoing assessments of our internal controls and procedures periodically and as a result of the recommendations of the Independent Review and any additional recommendations of the Revenue Independent Review.

* * * * * *

Background

This section provides information with respect to the material weaknesses and other deficiencies identified at the time of the First Restatement and the Second Restatement, as well as certain additional background information regarding the First Restatement and the Second Restatement. For additional information, see Item 9A of our 2003 Annual Report, note 3 to the audited consolidated financial statements accompanying our 2003 Annual Report and “—Developments in 2004—Restatements” in the MD&A section of our 2003 Annual Report.

In this report, when used with respect to dates and periods ending on or after December 31, 2004, the term “material weakness” has the meaning set forth above under “Management’s Report on Internal Control Over Financial Reporting”. With respect to dates and periods ending before December 31, 2004, the terms “material weakness” and “reportable condition” have the meanings as formerly set forth under standards established by the AICPA, which were applicable with respect to 2003. The AICPA then defined a (i) “reportable condition” as a matter that comes to an auditor’s attention that represents a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements and (ii) “material weakness” as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

For additional information concerning adjustments made in the First Restatement, see Item 9A of our 2003 Annual Report, note 3 to the audited consolidated financial statements accompanying our 2003 Annual Report and “—Developments in 2004—Restatements” in the MD&A section of our 2003 Annual Report.

Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting Identified at the Time of the First Restatement

In 2003, we, together with Deloitte, identified a number of deficiencies in our internal control over financial reporting.

On July 24, 2003, Deloitte first informed the Audit Committee that deficiencies in documentary support for certain accruals and provisions on our balance sheet as at June 30, 2003 constituted a reportable condition, but not a material weakness, in our internal control over financial reporting. In particular, Deloitte concluded, in respect of this reportable condition, that it was unclear, due to the lack of documentation regarding support for certain provisions and accruals, the passage of time and the turnover of personnel, as to what adjustments, if any, should have been made in prior years. Deloitte noted that its assessment was based on such information as was available at the date of its communication to the Audit Committee and the materiality of the underlying amounts in the context of 2003 reported results. This conclusion was initially disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

On November 18, 2003, as part of the communications by Deloitte to the Audit Committee with respect to Deloitte’s interim audit procedures for the year ended December 31, 2003, Deloitte informed the Audit Committee that there were two reportable conditions, each of which constituted a material weakness in our internal control over financial reporting. No other reportable conditions were communicated by Deloitte to the Audit Committee at the time of the First Restatement. These reportable conditions were as follows:

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

The foregoing material weaknesses contributed to the need for the First Restatement. As described above, the foregoing material weaknesses continued to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described above.

Second Restatement

Independent Review

In late October 2003, the Audit Committee initiated the Independent Review in order to gain a full understanding of the events that caused significant excess liabilities to be maintained on the balance sheet that needed to be restated, and to recommend that the Board of Directors adopt, and direct management to implement, necessary remedial measures to address personnel, controls, compliance and discipline. The Independent Review focused initially on events relating to the establishment and release of contractual liability and other related provisions in the second half of 2002 and the first half of 2003, including the involvement of senior corporate leadership, but as it evolved, its focus broadened to include specific provisioning activities in each of the business units and geographic regions. In light of concerns raised in the initial phase of the Independent Review, the Audit Committee expanded the review to include provisioning activities in the third and fourth quarters of 2003.

As discussed more fully in the Independent Review Summary, the Independent Review concluded that certain former corporate management (now terminated for cause) and certain former finance management (now terminated for cause) in the Company’s finance organization endorsed, and employees carried out, accounting practices relating to the recording and release of provisions that were not in compliance with U.S. GAAP in at least four quarters, including the third and fourth quarters of 2002 and the first and second quarters of 2003. In three of those four quarters — when Nortel was at, or close to, break even — these practices were undertaken to meet internally imposed pro-forma earnings before taxes targets. While the dollar value of most of the individual provisions was relatively small, the aggregate value of the provisions made the difference between a profit and a reported loss, on a pro forma basis, in the fourth quarter of 2002 and the difference between a loss and a reported profit, on a pro forma basis, in the first and second quarters of 2003.

Second Restatement Process and Principal Adjustments

As the Independent Review progressed, the Audit Committee directed new corporate management to examine in-depth the concerns identified by WCPHD regarding provisioning activity and to review provision releases in each of the four quarters of 2003, down to a low threshold. That examination, and other errors identified by management, led to the Second Restatement.

In addition to this examination of provisioning activity, management, including our CFO at that time, William R. Kerr, undertook various initiatives aimed at ensuring the reliability and integrity of the audited consolidated financial statements included in the 2003 Annual Report. As a result of these initiatives, management, with the assistance of outside consultants, then undertook further detailed reviews of our significant accounting policies, specific transactions and communications and other documents relating to the identified issues. As a result, the Second Restatement included adjustments to correct errors relating to a number of accounting issues other than provisioning.

The principal Second Restatement adjustments resulted in (i) an increase of $440 million in previously reported revenues and a reduction of $456 million in previously reported net loss for the year ended December 31, 2002 and (ii) an increase of $1,491 million in previously reported revenues and a reduction of $917 million in previously reported net loss for the year ended December 31, 2001. These adjustments primarily related to the following matters (each of which reflects a number of related adjustments that have been aggregated for disclosure purposes):

•	Adjustments to revenues and cost of revenues to address various aspects of our revenue recognition policies and practices increased revenues by a total of $440 million in 2002 and $1,491 million in 2001, and increased cost of revenues by a total of $149 million in 2002 and $422 million in 2001. Of these adjustments identified in the Second Restatement, approximately $1,200 million of revenues has been deferred to the fourth quarter of 2003 and to years after 2003, while approximately $250 million of revenues was permanently reversed.

•	Foreign exchange adjustments increased our pre-tax loss by a total of $57 million in 2002 and $113 million in 2001. These adjustments resulted from the re-examination of the determination of the functional currency for certain entities and the incorrect treatment of significant long-term inter-company positions, and the incorrect classification of certain foreign exchange gains and losses.

•	Correction of certain inter-company balances that did not properly eliminate upon consolidation and related provisions resulted in a decrease of $36 million and an increase of $42 million to our pre-tax loss for 2002 and 2001, respectively.

•	Adjustments to previously recorded special charges relating to goodwill, inventory impairment, contract settlement costs and other charges resulted in a total decrease to special charges of $77 million in 2002 and $150 million in 2001.

•	Corrections to various accruals, provisions or other transactions, primarily due to the incorrect application of U.S. GAAP to the initial recording of such liabilities, or the failure to subsequently adjust such liabilities in the correct period, resulted in a decrease of $324 million and an increase of $47 million in our net loss in 2002 and 2001, respectively.

•	Adjustments to the accounting treatment of certain components of discontinued operations, initially recorded by us in June 2001, resulted in an increase of $122 million and a decrease of $493 million to the net loss from discontinued operations — net of tax in 2002 and 2001, respectively.

For additional information concerning adjustments made in the Second Restatement, see Item 9A of our 2003 Annual Report, note 3 to the audited consolidated financial statements accompanying our 2003 Annual Report and “—Developments in 2004—Restatements” in the MD&A section of our 2003 Annual Report.

Use of Estimates in Financial Reporting; Omission of 2000 Selected Financial Data

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

Also as a result of the above factors, as well as a likely inability to obtain third party corroboration in certain cases due to the substantial industry adjustment in the telecommunications industry beginning in 2001, we believe that extensive additional efforts over an extended period of time would be required to restate our 2000 selected financial data. We also believe that selected financial data for this period would not be meaningful to investors due to this industry adjustment, which significantly impacted our financial results in 2001 and subsequent periods and limits the relevance of financial results in periods prior to 2001 for purposes of analysis of trends in subsequent periods. We believe that investor understanding would be better aided by the dedication of our resources to the preparation of the current financial and other information included in this and future reports. As a result, except for the selected balance sheet data as at December 31, 2000, financial data for the year ended December 31, 2000 has not been restated or presented in the “Selected Financial Data” section of this report. This omitted data is normally required to be included in an Annual Report on Form 10-K.

A number of our and NNL’s past filings with the SEC remain subject to ongoing review by the SEC’s Division of Corporation Finance (which could result in the need to amend this or our other filings).

Material Weaknesses in Internal Control over Financial Reporting Identified During the Second Restatement

Over the course of the Second Restatement process, we, together with Deloitte, identified a number of reportable conditions, each constituting a material weakness, in our internal control over financial reporting as at December 31, 2003. In September 2004, management first notified the Audit Committee of the possibility of additional material weaknesses. Over the remainder of the Second Restatement process, management and Deloitte identified a total of six material weaknesses. On January 10, 2005, Deloitte confirmed to the Audit Committee that it had identified these six material weaknesses. No other reportable conditions were identified by us or Deloitte at the time of the Second Restatement. The material weaknesses identified were:

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

The foregoing material weaknesses contributed to the need for the Second Restatement. As described above, the first five of these six material weaknesses continued to exist as at December 31, 2004, and we continue to identify, develop and begin to implement remedial measures to address them, as described above.

* * * * * *

Revenue Independent Review

As more fully described above, over the course of the Second Restatement process, management identified certain accounting practices that it determined should be adjusted as part of the Second Restatement. In particular, management identified certain errors related to revenue recognition and undertook a process of revenue reviews. In light of the resulting adjustments to previously reported revenues, the Audit Committee has determined to review the facts and circumstances leading to the restatement of these revenues for specific transactions identified in the Second Restatement. The Revenue Independent Review has a particular emphasis on the underlying conduct that led to the initial recognition of these revenues. The Audit Committee is seeking a full understanding of the historic events that required the revenues for these specific transactions to be restated and will consider any appropriate additional remedial measures, including those involving internal controls and processes. The Audit Committee has engaged WCPHD to advise it in connection with the Revenue Independent Review.

ITEM 9B.	Other Information

Not Applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Directors of the registrant

     Directors are elected at the annual meeting of shareholders, except that we can appoint directors in certain circumstances between annual meetings. Each person who is appointed or elected to the board of directors will hold that position until the earliest of: (i) the close of the next annual meeting of shareholders; (ii) the date he or she ceases to be a director by operation of law; or (iii) the date he or she resigns.

     The committee on directors of Nortel Networks Corporation and the boards of directors of the Company and Nortel Networks Corporation remain committed to ensuring an orderly succession, continuity and renewal. This process was commenced in 2003 and resulted in the appointment of Dr. Manfred Bischoff and The Hon. John P. Manley in the second quarter of 2004. On January 10, 2005, the committee on directors of Nortel Networks Corporation advised the board of directors that five of the current directors had decided not to stand for re-election to the board of directors of the Company, and to the board of directors of Nortel Networks Corporation at the next annual Nortel Networks Corporation shareholders’ meeting, or the Meeting. These directors and the year of their initial election to the board of directors are: Lynton R. Wilson (1991), L. Yves Fortier (1992), Sherwood H. Smith (1994), Guylaine Saucier (1997) and The Hon. James J. Blanchard (1997). Additionally, on January 10, 2005, the board of directors of Nortel Networks Corporation appointed Richard D. McCormick and Harry J. Pearce directors of Nortel Networks Corporation effective immediately after the filing with the United States Securities and Exchange Commission, or SEC, of the Annual Report on Form 10-K of Nortel Networks Corporation for the year ended December 31, 2003 (NNC 2003 Form 10-K). As a result of the filing of the NNC 2003 Form 10-K, the appointments of Messrs. McCormick and Pearce became effective on January 11, 2005. The board of directors of the Company, Nortel Networks Corporation’s principal operating subsidiary, also appointed Messrs. McCormick and Pearce directors of the Company, effective immediately after the filing with the SEC of the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (NNL 2003 Form 10-K). In addition, on January 17, 2005, the boards of directors of Nortel Networks Corporation and the Company appointed Messrs. McCormick and Pearce to the joint leadership resources committee of the Company and Nortel Networks Corporation, effective immediately after the filing of the NNL 2003 Form 10-K. As a result of the filing of the NNL 2003 Form 10-K, the appointment of Messrs. McCormick and Pearce as directors of the Company and as members of the joint leadership resources committee of the Company and Nortel Networks Corporation became effective on January 18, 2005.

     Set out below is certain information concerning the individuals who have been nominated to be elected as directors of the Company and who have also been nominated for election as directors of Nortel Networks Corporation at the meeting and certain information concerning the five of our current directors who are not standing for re-election as directors of the Company, or as directors of Nortel Networks Corporation at the Meeting.

Name	Age	Position with the Company

Jalynn H. Bennett	62	Nominee

Dr. Manfred Bischoff	63	Director

The Hon. James Johnston Blanchard	62	Director (not standing for re-election)

Robert Ellis Brown	60	Director

John Edward Cleghorn	63	Director

L. Yves Fortier	69	Director (not standing for re-election)

The Hon. James B. Hunt, Jr.	67	Nominee

Robert Alexander Ingram	62	Director

John Alan MacNaughton	60	Nominee

The Hon. John Paul Manley	55	Director

Name	Age	Position with the Company

Richard David McCormick	64	Director

Ronald Walter Osborne	58	Nominee

William Arthur Owens	64	Vice-Chairman and Chief Executive Officer and Director

Harry Jonathan Pearce	62	Director

Guylaine Saucier	58	Director (not standing for re-election)

Sherwood Hubbard Smith, Jr.	70	Director (not standing for re-election)

Lynton Ronald Wilson	65	Chairman (non-executive) and Director (not standing for re-election)

JALYNN H. BENNETT, C.M., 62, Toronto, Ontario, Canada, has been nominated for election is a director of the Company and Nortel Networks Corporation for the first time. Mrs. Bennett is President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with The Manufacturers Life Insurance Company. Mrs. Bennett is currently a director of the Canadian Imperial Bank of Commerce, Cadillac Fairview Corporation Limited and Teck Cominco Ltd. She is also a director of The Hospital for Sick Kids Foundation, a member of the Lawrence National Centre for Policy and Management Advisory Council, Richard Ivey School of Business and a Member of the Canada Millennium Scholarship Foundation. She is a past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange, Canadian Stock Exchange and the Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee).

DR. MANFRED BISCHOFF, 63, Starnberg, Federal Republic of Germany, has been a director of the Company and Nortel Networks Corporation since April 29, 2004. Dr. Bischoff has been Chairman of the Board of European Aeronautic Defence and Space Company EADS N.V., an aerospace company, since July 2000, and Delegate for Aerospace of DaimlerChrysler AG, an automotive company, since January 2004. Previously, Dr. Bischoff was a member of the Board of Management of DaimlerChrysler AG from May 1995 to December 2003 and President and Chief Executive Officer of DaimlerChrysler Aerospace AG from May 1995 to March 2000. He is also a member of the Supervisory Board of Bayerische Hypo-und Vereinsbank AG, Fraport AG, Gerling-Konzern Versicherungs-Beteiligungs-AG, J.M. Voith AG, Royal KPN N.V. and SMS GmbH.

ROBERT ELLIS BROWN, 60, Westmount, Québec, Canada, has been a director of the Company since April 27, 2000 and of Nortel Networks Corporation since March 7, 2000. Mr. Brown has been President and Chief Executive Officer of CAE Inc., a flight training, services and equipment company, since August 2004 and has been a director of ACE Aviation Holdings Inc., the parent holding company under which the reorganized Air Canada is held, since October 2004. After being appointed a director of Air Canada, a commercial airline company, in March 2003, he served as Vice-Chairman of the Board from April 2003 to May 2003 and Chairman of the Board from May 2003 to September 2004. On April 1, 2003, Air Canada obtained an initial order from the Ontario Superior Court of Justice providing creditor protection under the Companies Creditors Arrangement Act, such order being subsequently amended in connection with the proceedings. On April 1, 2003, Air Canada also made a concurrent petition for recognition and ancillary relief under Section 304 of the United States Bankruptcy Code. Air Canada successfully completed its restructuring process and emerged from creditor protection in September 2004. Mr. Brown served as a Director and Chairman of the Board of Air Canada during its restructuring. Mr. Brown has been the Chairman of Vanguard Response Systems Inc. since November 2003. Mr. Brown was the President and Chief Executive Officer of Bombardier Inc. from February 1999 to December 2002.

JOHN EDWARD CLEGHORN, O.C., F.C.A., 63, Toronto, Ontario, Canada, has been a director of the Company and of Nortel Networks Corporation since May 24, 2001. Mr. Cleghorn was Chairman and Chief Executive Officer of the Royal Bank of Canada from January 1995 to July 2001. He is also Chairman of the Board of SNC—Lavalin Group Inc., an engineering and construction company, and a director of Canadian Pacific Railway Company, Canadian Pacific Railway Limited, Finning International Inc. and Molson Coors Brewing Company. He is Chancellor Emeritus of Wilfrid Laurier University, Member of the Faculty of Management International Advisory Board, McGill University and is the Immediate Past Chairman and a director of the Historica Foundation of Canada.

THE HON. JAMES B. HUNT, JR., 67, Raleigh, North Carolina, United States has been nominated for election is a director of the Company and Nortel Networks Corporation for the first time. Mr. Hunt has been a member of the law firm of Womble Carlyle Sandridge & Rice, PLLC, since 2001. Prior to that, he was Governor of North Carolina for four terms, 1977 to 1985 and 1993 to 2001, where he established the Microelectronics Center of North Carolina, the N.C. Biotechnology Center and the N.C. School of Science and Mathematics. He founded and chaired the National Board for Professional Teaching Standards and currently chairs the National Center for Public Policy and Higher Education, the Hunt Institute for Educational Leadership and Policy, and the Institute for Emerging Issues. Mr. Hunt is a trustee of the Carnegie Corporation of New York and is a director of BioSignia, Inc.

ROBERT ALEXANDER INGRAM, 62, Durham, North Carolina, United States, has been a director of the Company since April 29, 1999 and of Nortel Networks Corporation since March 7, 2000. Mr. Ingram has been Vice-Chairman Pharmaceuticals of GlaxoSmithKline plc, a corporation involved in the research, development, manufacturing and sale of pharmaceuticals, since January 2003. Mr. Ingram was the Chief Operating Officer and President, Pharmaceutical Operations of GlaxoSmithKline plc from January 2001 to January 2003. He was Chief Executive of Glaxo Wellcome plc from October 1997 to December 2000 and Chairman of Glaxo Wellcome Inc., Glaxo Wellcome plc’s United States subsidiary, from January 1999 to December 2000. Mr. Ingram is also non-executive Chairman of the Board of OSI Pharmaceuticals, Inc., a biotechnology company, and a director of Allergan, Inc., Edwards Lifesciences Corporation, Lowe’s Companies, Inc., Misys plc, VALEANT Pharmaceuticals International and Wachovia Corporation.

JOHN ALAN MacNAUGHTON, C.M., 60, Toronto, Ontario, Canada, has been nominated for election as a director of the Company and Nortel Networks Corporation for the first time. Mr. MacNaughton served as President and Chief Executive Officer of the Canada Pension Plan Investment Board, a Crown Corporation created by an Act of Parliament in 1997 to invest the assets of the Canada Pension Plan, from September 1999 to January 2005. Prior to September 1999, he served as President of Nesbitt Burns Inc., the investment banking arm of Bank of Montreal, from September 1994 to March 1999. Mr. MacNaughton is a Trustee of the University Health Network, an academic health science centre. He is a Governor of CCAF-FCVI Inc., a research and education foundation focused on governance, accountability, management and audit in the public sector.

THE HON. JOHN P. MANLEY, 55, Ottawa, Ontario, Canada, has been a director of the Company and Nortel Networks Corporation since May 26, 2004. Mr. Manley has been a senior counsel at the law firm of McCarthy Tétrault LLP since May 2004. Mr. Manley was previously the Member of Parliament for Ottawa South from November 1988 to June 2004 and Chairman of the Ontario Power Generation Review Committee, which was responsible for reviewing the state of the energy system of Ontario, from December 2003 to March 2004. As a Member of Parliament, Mr. Manley also held various positions in the Canadian federal government, including Deputy Prime Minister of Canada from January 2002 to December 2003, Minister of Finance from June 2002 to December 2003, Chair of the Cabinet Committee on Public Security and Anti-Terrorism from October 2001 to December 2003, Minister of Foreign Affairs from October 2000 to January 2002 and Minister of Industry prior thereto. Mr. Manley is also a director of Canadian Imperial Bank of Commerce.

RICHARD DAVID McCORMICK, 64, Denver, Colorado, United States, has been director of the Company since January 18, 2005 and a director of Nortel Networks Corporation since January 11, 2005. He served as Chairman of US WEST, Inc., a telecommunications company, from June 1998 until his retirement in May 1999. He was chairman, president and chief executive officer of US WEST, Inc. from 1992 until 1998. He is also a director of HealthTrio Inc., United Technologies Corporation, Unocal Corporation and Wells Fargo and Company. From 1994 to 2003, Mr. McCormick was also a director of UAL Corporation, the parent holding company and sole shareholder of United Air Lines, Inc. On December 9, 2002, UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries of UAL Corporation filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

RONALD WALTER OSBORNE, 58, of Toronto, Ontario, Canada, was a director of the Company (formerly known as Northern Telecom Limited) from April 1996 to September 1997. Mr. Osborne was President and Chief Executive Officer of Ontario Power Generation, an electricity generating company, from 1998 to 2003. Mr. Osborne held various positions with the BCE group, a group of communications companies, from 1995 to 1998, including President and Chief Executive Officer of Bell Canada. Mr. Osborne is also a director of Massachusetts Financial Services Company, Torstar Corporation, Sun Life Financial Inc., St. Lawrence Cement Group Inc. and Shell Canada Limited, and is a member of the board of governors of Roy Thomson Hall and is a trustee of RioCan (Real Estate Investment Trust). Mr. Osborne also served as a director of Air Canada from 1999 until his resignation in September 2004. On April 1, 2003, Air Canada obtained an initial order from the Ontario Superior Court of Justice providing creditor protection under the Companies Creditors Arrangement Act, such order being subsequently amended in connection with the proceedings. On April 1, 2003, Air Canada also made a concurrent petition for recognition and ancillary relief under Section 304 of the United States Bankruptcy Code. Air Canada successfully completed its restructuring process and emerged from creditor protection in September 2004.

WILLIAM ARTHUR OWENS, 64, Kirkland, Washington, United States, has been a director of the Company and of Nortel Networks Corporation since February 28, 2002. Mr. Owens became Vice-Chairman and Chief Executive Officer of the Company and Nortel Networks Corporation on March 14, 2005 and, prior thereto, had been President and Chief Executive Officer of the Company and of Nortel Networks Corporation since April 2004. Mr. Owens was Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from December 2001 to April 2004, after having served as Vice Chairman and Co-Chief Executive Officer from August 1998 to December 2001. Mr. Owens was Vice-Chairman of the Board of Directors of Science Applications International Corporation (or SAIC), a research and engineering firm representing the largest employee-owned high technology company in the United States, from March 1996 to August 1998, and served as SAIC’s President and Chief Operating Officer from December 1996 to August 1998 and Vice-President from March 1996 to December 1996. Prior to joining SAIC, Mr. Owens was Vice Chairman of the Joint Chiefs of Staff, the second-ranking military officer in the United States. As part of his role with the Joint Chiefs of Staff, he had responsibility for the reorganization and restructuring of the armed forces in the post-Cold War era. Mr. Owens is also a director of DaimlerChrysler AG and a private investment firm AEA Investments LLC. Mr. Owens also sits on three philanthropic boards. Mr. Owens was the Chairman and founder of a private five-state wireless telecommunication venture. Mr. Owens was also a director of IFusion Com Corporation, a company involved in developing Internet services and systems, for approximately one year, his tenure ending in March 1997. On March 28, 1997, IFusion Com Corporation filed a voluntary petition to reorganize its businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, United States.

HARRY JONATHAN PEARCE, 62, Bloomfield Hills, Michigan, United States, has been a director of the Company since January 18, 2005 and a director of Nortel Networks Corporation since January 11, 2005. He was Chairman of the Board of Hughes Electronics Corporation (now The DIRECTV Group, Inc.), a company engaged in digital television entertainment, broadband satellite and network services as well as global video and data broadcasting, from June 2001 to January 2004. He was a director and Vice-Chairman of General Motors Corporation from January 1996 to June 2001. Mr. Pearce is also a director of Marriott International, Inc. and MDU Resources Group, Inc.

     We would like to acknowledge the many years of contribution and service to the Company and Nortel Networks Corporation by Messrs. Wilson, Fortier, Smith, Mrs. Saucier and Mr. Blanchard, each of whom is not standing for re-election at the Meeting. The committee on directors recommended to the board of the Company and of Nortel Networks Corporation, and on April 22, 2005 the board of directors of the Company and Nortel Networks Corporation determined that the honorary designation of “Chairman Emeritus” be conferred on Mr. Wilson, effective upon the election of the directors at the Meeting.

     Mr. Wilson has been a director of the Company since April 25, 1991 and of Nortel Networks Corporation since March 7, 2000 and non-executive Chairman of the Board of the Company and of Nortel Networks Corporation since February 2002. Mr. Wilson was executive Chairman of the Board of the Company and of Nortel Networks Corporation from November 2001 to February 2002. He was non-executive Chairman of the Board of the Company and of Nortel Networks Corporation from April 2001 to November 2001. Mr. Wilson also serves on the committee on directors of Nortel Networks Corporation and on the joint leadership resources committee of the Company and Nortel Networks Corporation. Mr. Wilson was Chairman of the Board of Directors of BCE Inc., a telecommunications company, from May 1998 to April 2000, serving in a non-executive capacity from January 1999. He is Chairman of the Board of CAE Inc., a flight training, services and equipment company, and a director of DaimlerChrysler AG, DaimlerChrysler Canada Inc. and Mercedes-Benz Canada Inc. Mr. Wilson is also the Chairman of the Board of Directors of AllerGen NCE Inc., a new national Network of Centres of Excellence.

     Mr. Fortier has been a director of the Company since April 30, 1992 and Nortel Networks Corporation since March 7, 2000. He also serves on the pension fund policy committee of the Company. He is a senior partner and Chairman of the law firm of Ogilvy Renault LLP. Mr. Fortier was Canada’s Ambassador to the United Nations from 1988 to 1992. Since 2001, he has been a Trustee of the International Accounting Standards Committee Foundation. He is also Chairman of the Board of Alcan Inc., Governor (Chairman of the Board) of Hudson’s Bay Company, and a director of NOVA Chemicals Corporation.

     Mr. Smith, having reached the age of retirement and the term limit under the Company’s corporate governance guidelines, will not be standing again for re-election as a director of the Company, or as a director of Nortel Networks Corporation at the Meeting. Mr. Smith has been a director of the Company since March 7, 2000 and of Nortel Networks Limited since April 28, 1994. He serves on the audit committee and the joint leadership resources committee of the Company, and on the audit committee, the joint leadership resources committee and the pension fund policy committee (Chairman) of Nortel Networks Limited. Mr. Smith is Chairman Emeritus of the Board at CP&L. He is also a trustee of Northwestern Mutual Life Insurance Company, Chairman of the Triangle Universities Center for Advanced Studies and Vice-Chairman of the Research Triangle Foundation.

     Mrs. Saucier has been a director of the Company since May 1, 1997 and of Nortel Networks Corporation since March 7, 2000. She also serves on the audit committees of the Company and Nortel Networks Limited and the pension fund policy committee of the Company. Mrs. Saucier was Chair of the Joint Committee on Corporate Governance, which was established by the Canadian Institute of Chartered Accountants, the Canadian Venture Exchange, and the Toronto Stock Exchange in 2000 to review the state of corporate governance in Canada and make recommendations thereon. She was also Chair of The Canadian Institute of Chartered Accountants from June 1999 to June 2000. Mrs. Saucier was Chairman of the Board and a director of the Canadian Broadcasting Corporation, a public broadcaster, from April 1995 to December 2000. She is also a director of Altran Technologies SA, AXA Assurances Inc., Bank of Montreal, CHC Helicopters and Petro-Canada.

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

Executive officers and certain other non-executive board appointed officers of the Registrant

     The executive officers and certain other non-executive board appointed officers of the Company are appointed, and may be removed, by the board of directors of the Company. Generally, executive officers and other non-executive officers hold their offices until a successor is appointed or until the officer resigns. As of April 25, 2005, the names of the executive officers and non-executive board appointed officers of the Company, their ages, offices currently held and year of appointment thereto were as follows:

		Year of
Name and age	Office and position currently held	Appointment
Martha Helena Bejar (43)	President, CALA	2004
Chahram Bolouri (50)	President, Global Services	2004
Malcolm Kevin Collins (44)	President, Enterprise Networks	2002
Tracy Sarah Jane Connelly McGilley (33)*	Assistant Secretary	2004
Peter William Currie (54)	Executive Vice-President and Chief Financial Officer	2005
Gary James Daichendt (53)	President and Chief Operating Officer	2005
Gordon Allan Davies (43)*	Assistant General Counsel — Securities and Corporate Secretary	2004
Pascal Debon (58)	Senior Advisor	2005
Nicholas John DeRoma (59)	Chief Legal Officer	2000
William John Donovan (48)	Senior Vice-President, Human Resources	2000
John Marshall Doolittle (41)*	Vice-President, Tax	2002
John Joseph Giamatteo (38)	President, Asia Pacific	2003
Albert Roger Hitchcock (40)	Chief Information Officer	2002
Dion Constandino Joannou (39)	Chief Strategy Officer	2004
William Robert Kerr (51)	Senior Advisor	2005
Gary Paul Kunis (52)	Chief Technology Officer	2005
Richard Stephen Lowe (55)	President, CDMA	2004
Pierre David MacKinnon (43)	President, GSM/UMTS	2004
Robert Yu Lang Mao (61)	President and Chief Executive Officer, Greater China	2003
Michael Walton McCorkle (52)*	Assistant Treasurer	2005
Brian William McFadden (51)	Chief Research Officer	2004
William Arthur Owens (64)	Vice-Chairman and Chief Executive Officer	2005
Stephen Charles Pusey (43)	President, Europe, Middle East and Africa	2001
Ralph Edward Clenton Richardson (43)	Chief Marketing Officer	2004
Charles Raymond Saffell, Jr. (58)	President, Federal Network Solutions	2004
Steven Leo Schilling (48)	President, Enterprise Accounts	2002
Susan Engelke Shepard (61)	Chief Ethics and Compliance Officer	2005
Stephen Francis Slattery (45)	President, Wireline/Optical	2004
Karen Elizabeth Sledge (44)**	Controller	2005
Susan Louise Spradley (44)	President, Global Operations	2004
Katharine Berghuis Stevenson (42)	Treasurer	2000

*	Non-executive board appointed officers
**	Appointed on an interim basis

     All the above-named executive officers and non-executive board appointed officers of the Company have been employed in their current position or other senior positions with Nortel during the past five years, except as follows:

•	T.S.J. Connelly McGilley, prior to her appointment as Assistant Secretary effective in December 2004, held the position of Counsel — Securities in the Company’s legal department;

•	P.W. Currie, who was previously employed in various finance positions at Nortel from 1979 to 1992, including general auditor, controller and vice president, finance for different business segments, and from 1994 to early 1997 as senior vice president and chief financial officer, joined Royal Bank of Canada in 1997, most recently holding the position of vice chairman and chief financial officer of RBC Financial Group until September 2004;

•	G.J. Daichendt was previously employed in the networking and communications industry with Cisco Systems, Inc., or Cisco. At Cisco, he held a number of senior positions. From 1998 to 2000, he was Executive Vice-President, Worldwide Operations and, prior to that, was Senior Vice-President, Worldwide Operations (1997 to 1998), Senior Vice-President, Worldwide Sales (1996 to 1997) and
Vice-President, Intercontinental Operations (1994 to 1996). Prior to his tenure with Cisco, Mr. Daichendt held a number of other senior positions with technology companies over a number of years, including during his two years with System Software Associates, Inc., eight years with Wang Laboratories, Inc. and ten years with IBM Corporation. Since his departure from Cisco in 2000, Mr. Daichendt has been primarily engaged in investing in private commercial real estate ventures, a mega electronic game center and board positions with technology start-up companies and non-profit organizations;

•	J.M. Doolittle was, prior to returning to Nortel in September 1999, Vice President, Finance of The Bank of Montreal, a Canadian chartered bank, from August 1997 and Director, Treasury, Europe and Asia, Nortel Networks, prior thereto;

•	W.R. Kerr, prior to returning to Nortel as Chief Financial Officer in March 2004, held various senior finance positions with Nortel from January 1999 (and prior thereto) until his retirement in December 2001. Mr. Kerr served as Chief Financial Officer until February 13, 2005, when he stepped down from the position to become senior advisor to the Chief Executive Officer. He has also served as a director of Bank of China (Canada) since June 1, 1997;

•	G.P. Kunis, was previously employed in the networking and communications industry with Cisco Systems, Inc., or Cisco. At Cisco, he held a number of senior positions. Most recently, he was Vice President, Chief Science Officer from September 1990 until October 2002. Mr. Kunis also served as the chief networking engineer at Boeing Corporation from 1984 to 1990 where he was involved in the design, implementation and operation of large scale data and telecommunication networks for several U.S. government agencies, including the Department of Defense, U.S. Navy, U.S. Air Force and National Aeronautics and Space Administration (NASA), as well as for various civilian agencies. Mr. Kunis was also a pioneer of the Internet, leading numerous developments in Internet Protocol (IP) standards and routing technology used to connect the worldwide web of networks that make up the Internet. During the 1980s, he led a National Science Foundation (NSF) project to develop and deploy NorthWest Net, the Internet backbone for the Pacific Northwest region, the largest such undertaking in the U.S. at that time;

•	R.Y.L. Mao was, prior to returning to Nortel in January 2003, Chairman and Chief Executive Officer of Foxconn (Beijing) Precision Component Industries, Ltd., a manufacturer of mobile communication terminal devices, from November 2002 to December 2002, and Chief Executive Officer, Nortel China, prior thereto;

•	M.W. McCorkle, prior to his appointment as Assistant Treasurer, held the position of Director and Team Leader, Structured Finance EMEA, based in Nortel’s United Kingdom operations. During his time with Nortel, Mr. McCorkle has also held the position of Director of Customer Finance, North America, where he led the Wireless group within North American Customer Finance. Prior to joining Nortel in 1997, Mr. McCorkle had extensive experience in the banking industry, having held various Vice-President positions at the First National Bank of Chicago.

•	W.A. Owens was, prior to his appointment as President and Chief Executive Officer in April 2004, Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from December 2001 to April 2004, after having served as Vice Chairman and Co-Chief Executive Officer from August 1998 to December 2001. Mr. Owens was Vice-Chairman of the Board of Directors of Science Applications International Corporation (or SAIC), a research and engineering firm representing the largest employee-owned high technology company in the United States, from March 1996 to August 1998, and served as SAIC’s President and Chief Operating Officer from December 1996 to August 1998 and Vice-President from March 1996 to December 1996. Prior to joining SAIC, Mr. Owens was Vice Chairman of the Joint Chiefs of Staff, and the second-ranking military officer in the United States. As part of his role with the Joint Chiefs of Staff, he had responsibility for the reorganization and restructuring of the armed forces in the post-Cold War era. Mr. Owens is also a director of DaimlerChrysler AG and a private investment firm AEA Investments LLC. Mr. Owens also sits on three philanthropic boards. Mr. Owens was the Chairman and founder of a private five-state wireless telecommunication venture. Mr. Owens has been a director of the Company and Nortel Networks Corporation since February 2002 and became Vice-Chairman and Chief Executive Officer effective March 14, 2005;

•	R.E.C. Richardson was, prior to his appointment as Chief Marketing Officer effective October 1, 2004, Vice President, Global Marketing Enterprise Networks from April 2004 to September 2004. Mr. Richardson was a consultant from April 2003 to March 2004 and prior thereto was Chief Sales and Marketing Officer, and member of the board of directors, at T-Mobile UK, the UK wireless unit of Deutsche Telekom AG, from April 2001 to March 2003. Prior to that, Mr. Richardson was Vice President Worldwide Developer Relations and Worldwide Solutions Marketing, Apple Computer, a company engaged in the desktop and notebook computer industry as well as the production of operating systems and professional applications, from December 1997 to March 2001;

•	C.R. Saffell, Jr. was, prior to his appointment as President, Federal Network Solutions in October, 2004, Senior Vice President for National Security Solutions, Titan Corporation, a technology developer and systems integrator that provides a range of systems solutions primarily for the Department of Defense, the Department of Homeland Security, intelligence and other U.S. government agencies, from December 1988 to March 2004;

•	K.E. Sledge joined Nortel 19 years ago as a financial analyst. After holding various finance positions with Nortel, she became director finance, Europe Region before returning to the U.S. as finance director West Coast Control and then later became U.S. controller in August 2002. In July 2003, Ms. Sledge was appointed assistant controller of the registrant and Nortel Networks Corporation; and,

•	S.E. Shepard, succeeded Mr. W.F. McCauley in the position of Chief Ethics and Compliance Officer effective February 21, 2005. Over the course of her career, Ms. Shepard has served in a number of positions specifically related to ethics and compliance. Ms. Shepard has been a Commissioner for the New York State Ethics Commission since May 2003. In addition, prior to becoming engaged in private practice in 1997, Ms. Shepard was Commissioner of Investigation for New York City (1990 to 1994), Chief Counsel to the New York State Commission of Investigation (1986 to 1990) and an Assistant United States Attorney for the Eastern District of New York (1976 to 1986).

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

Code of ethics and other corporate governance matters

     The Company and Nortel Networks Corporation have adopted a code of business conduct and ethics, known as “Living the Values: A Guide to Ethical Business Practices at Nortel Networks”, which applies to the chief executive officer, chief financial officer and controller, and other persons performing similar functions, as well as to directors, officers and all other employees. Certain waivers under the Guide if granted by the boards of directors or any committee thereof to directors of the Company or Nortel Networks Corporation or officers will be posted on our website at www.nortel.com, in accordance with applicable law and the requirements of the stock exchanges on which the Company or Nortel Networks Corporation securities are listed and of securities regulatory authorities as adopted or amended and in force from time to time.

     All employees, officers, and members of the board of directors are subject to insider trading laws generally. In accordance with the Guide and applicable corporate policy, there are certain individuals who, by virtue of their role, are “deemed insiders.” Because they may have knowledge of, or access to, material information, the trading activities of these individuals are restricted by Nortel: they may not engage in any trading activity for specified periods of time throughout the year, known as “black out periods.” These deemed insiders can only trade during prescribed “window periods,” and even then, only if they do not have knowledge of any Nortel material information at that time. Generally, deemed insiders are company officers, directors, senior executives and other leaders, and employees who frequently have access to material information.

     The audit committees of the Company and Nortel Networks Corporation have each adopted a charter, known as the “Audit Committee Mandate”. The committee on directors of Nortel Networks Corporation acts as the nominating committee and makes corporate governance recommendations to the board of directors of Nortel Networks Corporation. The committee on directors has adopted a charter, known as the “Committee on Directors Mandate”. The joint leadership resources committee acts as the compensation committee of Nortel. The joint leadership resources committee has adopted a charter, known as the “Joint Leadership Resources Committee Mandate”. The Company and Nortel Networks Corporation have adopted corporate governance guidelines, known as the “Statement of Governance Guidelines”.

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

Summary compensation tables

     The following tables set forth the compensation awarded to, earned by, or paid to each of the Company’s named executive officers for services rendered by them to the Company, its subsidiaries and affiliates in (1) 2004, 2003, and 2002, and (2) 2003, 2002 and 2001, respectively.

     2004

Long Term
Compensation
					Awards	Payouts
		Annual Compensation			Securities
Name				Other Annual	Underlying	LTIP	All Other
And Principal		Salary	Bonus	Compensation	Options	Payouts	Compensation
Position	Year	($)	($)(1)	($)	(#)	(#)	($)
W.A. Owens* President and Chief Executive Officer	2004 2003 2002	681,818 – –	– – –	– – –	– – –	– – –	70,298(2) – –
P. Debon** President, Carrier Networks	2004 2003 2002	590,000 590,000 537,143	– 743,400(6) 1,475,000(8)(9) –	10,445(3) – –	– – 250,000	– 90,000(7) 745,000(10) –	85,577(4)(5) 92,346(4)(5) 125,875(4)(5)(11)
B.W. McFadden** Chief Technology Officer	2004 2003 2002	530,000 501,667 458,545	– 528,675(6) 1,291,000(8)(9) –	– – –	– – 250,000	– 90,000(7) 745,000(10) –	38,601(12)(13) 65,430(12)(13) 16,503(12)(13)
S.L. Spradley** President, Global Operations	2004 2003 2002	530,000 496,667 354,275	– 609,325(6) 1,285,000(8)(9) –	– – –	– – 291,999(15)	– 575,000(10) –	6,500(14) 6,000(14) 5,500(14)
N.J. DeRoma Chief Legal Officer	2004 2003 2002	526,000 526,000 526,000	– 524,685(6) 1,315,000(8)(9) –	– – 24,038(13)(16)	– – 250,000	– 135,000(7) 535,000(10) –	31,960(12)(13) 54,494(12)(13) 17,885(12)(13)
F.A. Dunn* Former President and Chief Executive Officer	2004 2003 2002	417,043(17) 868,750 825,000	– – (18) 3,540,000(8)(19) –	– – –	– – 750,000(20)	– 225,000(7) 745,000(10)(19) –	9,138(12)(13) 26,145(12)(13) 24,747(12)(13)

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause and Mr. Owens was appointed President and Chief Executive Officer of the Company and Nortel Networks Corporation. Effective March 14, 2005, Mr. Owens became Vice-Chairman and Chief Executive Officer of the Company and Nortel Networks Corporation. The compensation for Mr. Owens is described below under “Certain Employment Arrangements”.

**	Prior to the change in positions effective October 1, 2004 in accordance with the corporate reorganization announced by Nortel Networks Corporation on August 19, 2004, Messrs. Debon and McFadden and Ms. Spradley held, respectively, the positions of: President, Wireless Networks; President, Optical Networks; and President, Wireline Networks. Effective October 1, 2004, Mr. McFadden was appointed Chief Technology Officer, a position he held until his appointment, effective April 4, 2005, to the position of Chief Research Officer of the Company and Nortel Networks Corporation.

(1)	Incentive cash awards for each fiscal year under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan), including payments made in connection with the “Return to Profitability” bonus program component of that plan, in respect of each of the fiscal years, whether or not deferred by the named executive officer. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of its then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause. Nortel has demanded from these individuals repayment of all payments made under bonus plans in respect of 2003, including any awards under the SUCCESS Plan. In the case of the former president and chief executive officer, chief financial officer and controller who each had their employment terminated for cause, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of such bonus payments. See footnotes (8) and (19) below.

(2)	Represents contributions under the Nortel Networks Long-Term Investment Plan ($1,038), expatriate expenses related to Mr. Owens’ responsibilities as President and Chief Executive Officer of the Company and Nortel Networks Corporation ($43,588) and fees earned as a non-employee director prior to being appointed as President and Chief Executive Officer of the Company and Nortel Networks Corporation ($25,672). See “Compensation of Directors”.

(3)	A tax reimbursement payment in connection with certain permanent transfer expenses.

(4)	Certain payments paid in euros have been converted to United States dollars and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = .8027 euros for 2004, US$1.00 = .8830 euros for 2003 and US$1.00 = 1.0615 euros for 2002.

(5)	Represents contributions under the Nortel Networks Long-Term Investment Plan or Nortel Networks (UK) Pension Plan, as applicable ($3,268 in 2004, $7,200 in 2003 and $8,467 in 2002), and expatriate, permanent transfer and other similar expenses related to Mr. Debon’s global responsibilities as President, Wireless Networks ($82,309 in 2004, $85,146 in 2003 and $117,408 in 2002).

(6)	Represents a SUCCESS Plan annual incentive award. Nortel has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay all payments made under bonus plans in respect of 2003, including SUCCESS Plan annual incentive awards, and has commenced legal proceedings against certain of those individuals for the recovery of such bonus payments.

(7)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2001 restricted stock unit program, or 2001 RSU program, of the Nortel Networks Limited Restricted Stock Unit Plan (or RSU Plan). Restricted stock units allocated in 2001 had a two year performance period that was divided into five shorter performance segments. The performance criteria included resizing activity targets for the first segment, and corporate performance objectives under the incentive plan for the remaining four segments. Although the joint leadership resources committee determined that certain of the distinct performance objectives were not achieved, it exercised its discretion in May 2003 to authorize the issuance and settlement in the form of common shares of Nortel Networks Corporation (net of withholding taxes) of 90 percent of the restricted stock units allocated under the 2001 RSU program based on its consideration of the improved financial performance of Nortel Networks Corporation during the two-year performance period and Nortel Networks Corporation’s overall performance over that period as compared to comparator companies. The total before tax value of the restricted stock units that were issued and settled, using the purchase price of our common shares of Nortel Networks Corporation on the date of purchase, was: Cdn$945,293 ($672,902) for Mr. Dunn; $274,050 for Mr. Debon; Cdn$378,117 ($269,161) for Mr. McFadden, and Cdn$567,176 ($403,741) for Mr. DeRoma. Amounts have been converted using the exchange rates listed in footnote (13) below.

(8)	Represents a Return to Profitability program award under the SUCCESS Plan. Nortel has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay all payments made under bonus plans in respect of 2003, including any Return to Profitability program awards. In the case of the former president and chief executive officer, chief financial officer and controller who each had their employment terminated for cause, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of such bonus payments. See footnotes (1), (9) and (19).

(9)	Mr. Debon, Mr. McFadden, Ms. Spradley and Mr. DeRoma have voluntarily undertaken to pay to Nortel Networks Corporation over a three year period an amount equal to their Return to Profitability program bonus awarded in 2003 (net of any taxes deducted at source). The following additional current members of senior management have similarly voluntarily undertaken to pay an amount equal to their respective Return to Profitability program bonus awards (net of any taxes deducted at source): Messrs. Bolouri, Collins, Donovan, Giamatteo, Joannou, Mao, Mumford and Pusey. See “Voluntary Undertaking: Return to Profitability Bonus Program and 2003 Restricted Stock Unit Program”.

(10)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 restricted stock unit program, or 2003 RSU program, of the RSU Plan. Each unit entitled the holder to receive one common share of Nortel Networks Corporation or, subject to certain conditions, a cash payment equal to the common share value. In respect of payments made under the 2003 program of the RSU Plan, each named executive officer, other than Mr. Dunn, received in July 2003 restricted stock units in connection with the achievement of the first performance threshold as at the end of the second fiscal quarter of 2003 (100% in the form of common shares) and in February 2004 restricted stock units in connection with the achievement of the second performance threshold as at the end of the third fiscal quarter of 2003 (50% in the form of common shares and 50% in the form of cash). These individuals continue to hold the common shares received as a result of the settlement of their restricted stock units. Mr. Dunn received in July 2003 restricted stock units in connection with the achievement of the first performance threshold (100% in the form of common shares) but did not receive restricted stock units in connection with the achievement of the second performance threshold. The before tax total value of restricted stock units issued and settled was: Cdn$2,983,204 ($2,123,579) for Mr. Dunn; $3,783,743 for Mr. Debon; $2,920,339 for Ms. Spradley; Cdn$5,085,873 ($3,620,354) for Mr. McFadden; and Cdn$3,652,271 ($2,599,851) for Mr. DeRoma. Restricted stock units are valued using the purchase price of common shares of Nortel Networks Corporation on the date of purchase (for share settlement) and on the average price for the specified 20 day trading period for cash settlement (where applicable). Amounts have been converted using the exchange rates listed in footnote (13) below. See “Long Term Incentive Plans — Awards in Last Two Fiscal Years” for a description of the applicable performance criteria. See footnote (19) below.

(11)	Certain payments paid in United Kingdom pounds have been converted to United States dollars and included in this amount. Payments have been converted using the average of the exchange rates in effect equal to US$1.00 = UK£0.6661 for 2002.

(12)	Represents contributions made under the Nortel Networks Limited Investment Plan for Employees — Canada.

(13)	Represents the United States dollar equivalent of payments actually earned or paid in Canadian dollars. Amounts have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = Cdn$1.2978 for 2004, US$1.00 = Cdn$1.4048 for 2003 and US$1.00 = Cdn$1.5708 for 2002.

(14)	Represents contributions under the Nortel Networks Long-Term Investment Plan.

(15)	In June 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program whereby eligible employees could exchange certain then outstanding stock options for new options based on a prescribed formula. In January 2002, new stock options were granted to eligible employees who participated in the stock option exchange program, with exercise prices at the fair market value of Nortel Networks Corporation’s common shares on the date of grant. Prior to Ms. Spradley’s appointment as an officer of the Company, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program.

(16)	Amounts paid to reimburse Mr. DeRoma for income taxes payable by him in accordance with his employment agreement. Mr. DeRoma’s employment agreement is described below under “Certain Employment Arrangements”.

(17)	Includes Cdn$151,898 base salary for accrued vacation paid as required in accordance with corporate policy and applicable law as a result of the termination of employment for cause.

(18)	Mr. Dunn did not receive any annual incentive bonus under the SUCCESS Plan with respect to 2003. See footnotes (1), (8) and (19).

(19)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, the Company and Nortel Networks Corporation demanded repayment of the Return to Profitability program bonus award under the SUCCESS Plan of $3,540,000 and the 745,000 restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. Since the initial demand, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of all bonus payments and an amount equal to the value of the restricted stock units issued and settled under the 2003 RSU program. See footnotes (8) and (10).

(20)	These options, along with all other options held by Mr. Dunn, terminated and expired automatically upon the termination of Mr. Dunn’s employment for cause on April 27, 2004.

     2003

					Long Term Compensation
		Annual Compensation			Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)	Securities Underlying Options (#)	LTIP Payouts (#)	All Other Compensation ($)
F.A. Dunn*	2003	868,750	– (2)	–	–	225,000(3)	26,145(4)(5)
President and Chief			3,540,000(6)(7)			745,000(7)(8)
Executive Officer	2002	825,000	–	–	750,000(9)	–	24,747(4)(5)
	2001	564,833	–	–	1,500,000(9)(10)	–	16,806(4)(5)
P. Debon**	2003	590,000	743,400(11)	–	–	90,000(3)	92,346(12)(13)
President, Wireless			1,475,000(6)(14)			745,000(8)
Networks	2002	537,143	–	–	250,000	–	125,875(12)(13)(15)
	2001	440,417	–	68,713(15)(16)	650,000	–	332,020(13)(15)
S.L. Spradley**	2003	496,667	609,325(11)	–	–	575,000(8)	6,000(17)
President, Wireline			1,285,000(6)(14)
Networks	2002	354,275	–	–	291,999(18)	–	5,500(17)
	2001	269,026	–	–	– (19)	–	5,100(17)
C. Bolouri**	2003	510,000	589,050(11)	–	–	135,000(3)	63,404(4)(5)
President, Global			1,275,000(6)(14)			535,000(8)
Operations	2002	510,000	–	–	250,000	–	18,358(4)(5)
	2001	459,000	–	–	700,000	–	27,440(4)(5)
N.J. DeRoma	2003	526,000	524,685(11)	–	–	135,000(3)	54,494(4)(5)
Chief Legal Officer			1,315,000(6)(14)			535,000(8)
	2002	526,000	–	24,038(5)(20)	250,000	–	17,885(4)(5)
	2001	493,750	–	62,921(5)(20)	650,000	–	27,642(4)(5)

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause and Mr. W.A. Owens was appointed President and Chief Executive Officer of the Company and Nortel Networks Corporation. Effective March 14, 2005, Mr. Owens became Vice-Chairman and Chief Executive Officer of the Company and Nortel Networks Corporation. The compensation for Mr. Owens is described below under “Certain Employment Arrangements”.

**	In accordance with the corporate reorganization announced by Nortel Networks Corporation on August 19, 2004, effective October 1, 2004, Messrs. Debon and Bolouri and Ms. Spradley were, respectively, appointed to the positions of: President, Carrier Networks; President, Global Services; and President, Global Operations.

(1)	Incentive cash awards for each fiscal year under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan), including payments made in connection with the “Return to Profitability” bonus program component of that plan, in respect of each of the fiscal years, whether or not deferred by the named executive officer. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause. Nortel has demanded from these individuals repayment of all payments made under bonus plans in respect of 2003, including any awards under the SUCCESS Plan. In the case of the former president and chief executive officer, chief financial officer and controller who each had their employment terminated for cause, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of such bonus payments. See footnotes (6) and (7) below.

(2)	Mr. Dunn did not receive any annual incentive bonus under the SUCCESS Plan with respect to 2003. See footnotes (1), (6) and (7).

(3)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2001 restricted stock unit program, or 2001 RSU program, of the Nortel Networks Limited Restricted Stock Unit Plan (or RSU Plan). Restricted stock units allocated in 2001 had a two year performance period that was divided into five shorter performance segments. The performance criteria included resizing activity targets for the first segment, and corporate performance objectives under the incentive plan for the remaining four segments. Although the joint leadership resources committee determined that certain of the distinct performance objectives were not achieved, it exercised its discretion in May 2003 to authorize the issuance and settlement in the form of common shares of Nortel Networks Corporation (net of withholding taxes) of 90 percent of the restricted stock units allocated under the 2001 RSU program based on its consideration of the improved financial performance of Nortel Networks Corporation during the two-year performance period and Nortel Networks Corporation’s overall performance over that period as compared to comparator companies. The total before tax value of the restricted stock units that were issued and settled, using the purchase price of common shares of Nortel Networks Corporation on the date of purchase, was: Cdn$945,293 ($672,902) for Mr. Dunn; $274,050 for Mr. Debon; Cdn$567,176 ($403,741) for Mr. Bolouri; and Cdn$567,176 ($403,741) for Mr. DeRoma. Amounts have been converted using the exchange rates listed in footnote (5) below.

(4)	Represents contributions made under the Nortel Networks Limited Investment Plan for Employees — Canada.

(5)	Represents the United States dollar equivalent of payments actually earned or paid in Canadian dollars. Amounts have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = Cdn$1.4048 for 2003, US$1.00 = Cdn$1.5708 for 2002 and US$1.00 = Cdn$1.5489 for 2001.

(6)	Represents a Return to Profitability program award under the SUCCESS Plan. Nortel has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay all payments made under bonus plans in respect of 2003, including any Return to Profitability program awards. In the case of the former president and chief executive officer, chief financial officer and controller who each had their employment terminated for cause, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of such bonus payments. See footnotes (1), (7) and (14).

(7)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, the Company and Nortel Networks Corporation demanded repayment of the Return to Profitability program bonus award under the SUCCESS Plan of $3,540,000 and the 745,000 restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 program of the RSU Plan. Since the initial demand, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of all bonus payments and an amount equal to the value of the issued and settled RSU Plan 2003 program restricted stock units. See footnotes (6) and (8).

(8)	Represents the number of restricted stock units issued and settled in respect of restricted stock units allocated under the 2003 restricted stock unit program, or 2003 RSU program, of the RSU Plan. Each unit entitled the holder to receive one common share of Nortel Networks Corporation or, subject to certain conditions, a cash payment equal to the common share value. In respect of payments made under the 2003 RSU program of the RSU Plan, each named executive officer, other than Mr. Dunn, received in July 2003 restricted stock units in connection with the achievement of the first performance threshold as at the end of the second fiscal quarter of 2003 (100% in the form of common shares) and in February 2004 restricted stock units in connection with the achievement of the second performance threshold as at the end of the third fiscal quarter of 2003 (50% in the form of common shares and 50% in the form of cash). These individuals continue to hold the common shares received as a result of the settlement of their restricted stock units. Mr. Dunn received in July 2003 restricted stock units in connection with the achievement of the first performance threshold (100% in the form of common shares) but did not receive restricted stock units in connection with the achievement of the second performance threshold. The before tax total value of restricted stock units issued and settled was: Cdn$2,983,204 ($2,123,579) for Mr. Dunn; $3,783,743 for Mr. Debon; $2,920,339 for Ms. Spradley; Cdn$3,652,271 ($2,599,851) for Mr. Bolouri; and Cdn$3,652,271 ($2,599,851) for Mr. DeRoma. Restricted stock units are valued using the purchase price of common shares of Nortel Networks Corporation on the date of purchase (for share settlement) and on the average price for the specified 20 day trading period for cash settlement (where applicable). Amounts have been converted using the exchange rates listed in footnote (5) above. See “Long Term Incentive Plans — Awards in Last Two Fiscal Years for a description of the applicable performance criteria. See footnote (7) above.

(9)	These options terminated and expired automatically upon the termination of Mr. Dunn’s employment for cause on April 27, 2004.

(10)	This amount has been reduced from the previously reported amount to reflect Mr. Dunn’s voluntary return for immediate cancellation in June 2003 of 250,000 stock options that were originally granted in 2001.

(11)	Represents a SUCCESS Plan annual incentive award. Nortel has demanded that the individuals described in footnote (1) whose employment was terminated for cause repay all payments made under bonus plans in respect of 2003, including any SUCCESS Plan annual incentive awards, and has commenced legal proceedings against certain of those individuals for the recovery of such bonus payments.

(12)	Certain payments paid in euros have been converted and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = .8830 euros for 2003 and US$1.00 = 1.0615 euros for 2002.

(13)	Represents contributions under the Nortel Networks Long-Term Investment Plan or Nortel Networks (UK) Pension Plan, as applicable ($7,200 in 2003, $8,467 in 2002 and $6,068 in 2001), and expatriate, permanent transfer and other similar expenses related to Mr. Debon’s global responsibilities as President, Wireless Networks ($85,146 in 2003, $117,408 in 2002 and $325,952 in 2001).

(14)	Mr. Debon, Mr. Bolouri, Ms. Spradley and Mr. DeRoma have voluntarily undertaken to pay to Nortel Networks Corporation over a three year period an amount equal to their Return to Profitability program bonus awarded in 2003 (net of taxes deducted at the source). The following additional current members of senior management have similarly voluntarily undertaken to pay an amount equal to their respective Return to Profitability program bonus awards (net of any taxes deducted at source): Messrs. Collins, Donovan, Giamatteo, Joannou, Mao, McFadden, Mumford and Pusey. See “Voluntary Undertaking: Return to Profitability Bonus Program and 2003 Restricted Stock Unit Program”.

(15)	Certain payments paid in United Kingdom pounds have been converted and included in this amount. Payments have been converted using the average of the exchange rates in effect during each year equal to US$1.00 = UK£0.6661 for 2002 and US$1.00 = UK£0.6909 for 2001.

(16)	Mr. Debon’s responsibilities during 2001 as President, Wireless Networks were global in nature and his offices and personal residences spanned several geographies. As a result, transportation services and benefits (automobile benefits, commercial air travel, train and car services) for Mr. Debon totaled $48,010 in 2001.

(17)	Represents contributions under the Nortel Networks Long-Term Investment Plan.

(18)	In June 2001, Nortel Networks Corporation commenced a voluntary stock option exchange program whereby eligible employees could exchange certain then outstanding stock options for new options based on a prescribed formula. In January 2002, new stock options were granted to eligible employees who participated in the stock option exchange program, with exercise prices at the fair market value of Nortel Networks Corporation’s common shares on the date of grant. Prior to Ms. Spradley’s appointment as an officer of the Company, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program.

(19)	All of Ms. Spradley’s options that were granted in 2001 were cancelled in connection with her participation in the voluntary stock option exchange program. See footnote (18) above.

(20)	Amounts paid to reimburse Mr. DeRoma for income taxes payable by him in accordance with his employment agreement. Mr. DeRoma’s employment agreement is described below under “Certain Employment Arrangements”.

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

     The joint leadership resources committee recommended the corporate performance objectives for 2004, which were approved by the boards of directors of the Company and Nortel Networks Corporation in February 2004. The corporate performance objectives for 2004 were based on revenue, earnings, cash flow and leadership criteria (including customer engagement, technology leadership and market perception). The joint leadership resources committee also have discretion to consider other business factors in making a final determination of corporate performance for 2004. In June 2004, management recommended, and the joint leadership resources committee and the boards of directors of the Company and Nortel Networks Corporation subsequently approved, the addition of financial accountability as a key quantitative factor in the individual leadership performance objectives for determination of incentive cash awards under the SUCCESS Plan. Financial accountability as a performance objective under the SUCCESS Plan includes, among other things: (i) compliance with financial reporting obligations under United States and Canadian securities laws and the requirements of the Sarbanes-Oxley Act of 2002; (ii) an assessment of training with respect to financial reporting responsibilities and understanding of generally accepted accounting principles across Nortel; and (iii) progress on the implementation of process and system improvements related to accounting and management information systems across Nortel. Based on performance as compared to the corporate performance objectives for 2004 and, after considering other relevant business factors, the committee determined that no short term cash incentive awards would be paid in respect of 2004.

Voluntary undertaking: Return to Profitability bonus program and 2003 restricted stock unit program

     In a letter dated January 10, 2005 to Lynton (Red) Wilson, the Chairman of the board of directors of the Company and Nortel Networks Corporation, the members of the core executive leadership team of Nortel affirmed their voluntary, unilateral and unconditional undertaking to (i) pay to Nortel Networks Corporation over a three year period an amount equal to the entire Return to Profitability (“RTP”) bonus paid to each such member in 2003 (net of any taxes deducted at source) regardless of whether the profitability metrics associated with the RTP were met on a restated basis and (ii) not accept, and accordingly disclaim, any potential award of either the third or fourth tranches of 2003 restricted stock units (regardless whether applicable financial targets for these bonuses were achieved). The members indicated in their letter that, while they had not engaged in the improper accounting activities that had been identified by the audit committee of Nortel Networks Corporation’s board of directors, they shared the board of directors’ deep disappointment in these actions and events and are determined to make clear to Nortel employees, investors and others that such activities are unacceptable to them.

     The following table sets forth the amount of the RTP bonus to be paid by each member:

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

Aggregate option exercises in 2004 and 2003 and year-end option values

     No options to purchase common shares of Nortel Networks Corporation were exercised by any named executive officer for 2004 during the fiscal year ended December 31, 2004 and no options to purchase common shares of Nortel Networks Corporation were exercised by any named executive officers for 2003 during the fiscal year ended December 31, 2003. The following tables set forth: (i) the value of unexercised options to purchase common shares of Nortel Networks Corporation held by named executive officers for 2004 as at December 31, 2004; and (ii) the value of unexercised options to purchase common shares of Nortel Networks Corporation held by named executive officers for 2003 as at December 31, 2003, respectively.

     2004

	Common Shares Acquired On Exercise (#)		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)(2)(3)(4)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(4)

Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
W.A. Owens	–	–	–	–	–	–
P. Debon	–	–	1,358,666(5)	243,334	–	–
B.W. McFadden	–	–	1,133,666(Cdn)(5)	163,334(Cdn)	–	–
S.L. Spradley	–	–	238,665(6)	83,334	–	–
N.J. DeRoma	–	–	1,290,000(Cdn)(5) 80,000	243,334(Cdn)	–	–
F.A. Dunn*	– –	– –	– (7)	– (Cdn)(7) – (7)	–	–

*	On April 27, 2004, Mr. Dunn’s employment as President and Chief Executive Officer of the Company and Nortel Networks Corporation was terminated for cause.

(1)	As adjusted to reflect the two-for-one stock split of the Company’s common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation’s common shares effective at the close of business on May 5, 2000, where applicable.

(2)	Includes the following number of “replacement options”: 160,000 for Mr. Debon; 80,000 for Mr. McFadden (which will expire in January 2009 and which are unavailable for exercise pursuant to the terms of the replacement option program); and 160,000 for Mr. DeRoma. Mr. Dunn had also received 120,000 replacement options, which he subsequently voluntarily returned for immediate cancellation in June 2003. See also footnote (7) below. Replacement options are granted pursuant to the key contributor stock option program. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for option costs, applicable taxes, and brokerage costs associated with the exercise of the initial options.

(3)	As Nortel Networks Corporation grants both United States dollar and Canadian dollar stock options, the options are listed separately for each currency, where applicable. Unless otherwise stated, all options are United States dollar options.

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

Nortel Networks Corporation’s common shares on the New York Stock Exchange and the Toronto Stock Exchange was $3.47 and Cdn$4.16, respectively. The weighted average exercise price of the outstanding exercisable and unexercisable United States dollar and Canadian dollar stock options as at December 31, 2004 was: $14.51 for options held by Mr. Debon; $6.30 for options held by Ms. Spradley; Cdn$24.32 for options held by Mr. McFadden; and Cdn$25.18 for Mr. DeRoma’s Canadian dollar stock options and $11.29 for his United States dollar stock options. Where applicable, the weighted average exercise price has been calculated assuming that replacement options that currently do not have set exercise prices will have exercise prices equal to the exercise prices of the corresponding initial options. See footnote (2) above.

(5)	The remaining two thirds of the performance accelerated stock options previously granted to Messrs. Debon, McFadden and DeRoma vested and became exercisable in January 2004, the other one third having vested and became exercisable in December 2003.

(6)	Prior to Ms. Spradley’s appointment as an officer of the Company and Nortel Networks Corporation, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program. All of those options were exercisable as of December 31, 2004.

(7)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, all United States dollar and Canadian dollar options held by Mr. Dunn terminated and expired automatically on April 27, 2004, including all performance accelerated stock options.

     2003

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)(2)(3)(4)
	Common Shares Acquired On Exercise (#)					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(4)

		Value Realized ($)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
F.A. Dunn	– –	– –	750,000(Cdn)	(5)(6)	1,500,000(Cdn)(5) – (7)	–	–
P. Debon	–	–	891,999	(6)	710,001	–	–
S.L. Spradley	–	–	148,665	(8)	173,334(8)	–	–
C. Bolouri	–	–	931,332(Cdn)	(6)	686,668(Cdn)	–	–
N.J. DeRoma	–	–	663,333(Cdn) 80,000	(6)	870,001(Cdn)	–	–

(1)	As adjusted to reflect the two-for-one stock split of the Company’s common shares effective at the close of business on January 7, 1998, the stock dividend of one common share on each issued and outstanding common share of the Company effective at the close of business on August 17, 1999, and the two-for-one stock split of Nortel Networks Corporation’s common shares effective at the close of business on May 5, 2000, where applicable.

(2)	Includes the following number of previously granted “replacement options”: 160,000 for Mr. Debon; 120,000 for Mr. Bolouri; and 160,000 for Mr. DeRoma. Mr. Dunn had also been granted 120,000 replacement options, which he subsequently voluntarily returned for immediate cancellation in June 2003. See also footnotes (5) and (7) below. Replacement options are granted pursuant to Nortel Networks Corporation’s key contributor stock option program. Under that program, a participant is granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date of grant and the replacement options have an exercise price equal to the market value of common shares of Nortel Networks Corporation on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of Nortel Networks Corporation at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes, and brokerage costs associated with the exercise of the initial options.

(3)	As Nortel Networks Corporation grants both United States dollar and Canadian dollar stock options, the options are listed separately for each currency, where applicable. Unless otherwise stated, all options are United States dollar options.

(4)	As at December 31, 2003, all of the outstanding exercisable or unexercisable United States dollar or Canadian dollar stock options held by the named executive officers had an exercise price that exceeded the closing price of Nortel Networks Corporation’s common shares on the last trading day of the year on, respectively, the New York Stock Exchange for United States stock options and on the Toronto Stock Exchange for Canadian stock options. On December 31, 2003, the closing price of Nortel Networks Corporation’s common shares on the New York Stock Exchange and the Toronto Stock Exchange was $4.23 and Cdn$5.49, respectively. The weighted average exercise price of the outstanding exercisable and unexercisable United States dollar and Canadian dollar stock options as at December 31, 2003 was: Cdn$8.95 for options held by Mr. Dunn; $14.51 for options held by Mr. Debon; $6.30 for options held by Ms. Spradley; Cdn$37.06 for options held by Mr. Bolouri; and Cdn$25.18 for Mr. DeRoma’s Canadian dollar stock options and $11.29 for his United States dollar stock options. Where applicable, the weighted average exercise price has been calculated assuming that replacement options that currently do not have set exercise prices will have exercise prices equal to the exercise prices of the corresponding initial options. See footnote (2) above.

(5)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, all options held by Mr. Dunn terminated and expired automatically on April 27, 2004, including all performance accelerated stock options. Previously, in June 2003, Mr. Dunn voluntarily returned for immediate cancellation 934,668 previously granted Canadian dollar stock options, comprised of 851,334 exercisable plus 83,334 unexercisable options as well as 120,000 exercisable replacement options referenced in footnote (2) above. See also footnote (7) below.

(6)	One third of the performance accelerated stock options previously granted to Messrs. Dunn, Debon, Bolouri and DeRoma in 2001 vested and became exercisable in December 2003. Other than Mr. Dunn, who did not have any additional performance accelerated stock options accelerated, the remaining two thirds of the performance accelerated stock options held by Messrs. Debon, Bolouri and DeRoma vested and became exercisable in January 2004. See footnote (5).

(7)	In June 2003, Mr. Dunn voluntarily turned in for immediate cancellation 200,000 unexercisable United States dollar stock options originally granted in July 1999.

(8)	Prior to Ms. Spradley’s appointment as an officer of the Company and Nortel Networks Corporation, she was an employee eligible to participate in the voluntary stock option exchange program. As a result, 41,999 of the stock options granted to Ms. Spradley in 2002 were granted pursuant to the voluntary stock option exchange program. Of those options, 35,332 were exercisable as of December 31, 2003.

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

		Performance or Other Period Until Maturation or Payout (2)	Estimated Future Payouts Under Non-Share Price Based Plans
	Number of Shares, Units or Other Rights (#)(1)(2)
Name			Threshold (#)	Target (#)	Maximum (#) (2)
F.A. Dunn	2,980,000(3)	2003 to 2005	0	0	2,980,000(3)
P. Debon	1,490,000	2003 to 2005	0	0	1,490,000
S.L. Spradley	1,150,000	2003 to 2005	0	0	1,150,000
C. Bolouri	1,070,000	2003 to 2005	0	0	1,070,000
N.J. DeRoma	1,070,000	2003 to 2005	0	0	1,070,000

(1)	When issued and settled, a restricted stock unit entitles the holder to receive one common share of Nortel Networks Corporation or, in the discretion of the joint leadership resources committee, cash in lieu of shares in certain circumstances.

(2)	The 2003 RSU program provided for a three-year performance period ending December 31, 2005. The three-year performance period included four performance thresholds that could be achieved at any time during the performance period. The performance criteria for each of the four thresholds were distinct “Return on Sales before Tax” (or ROSBT) percentage targets, calculated on a rolling four-quarter basis. The joint leadership resources committee assessed Nortel Networks Corporation’s performance on a quarterly basis against each of these thresholds and further considered Nortel Networks Corporation’s performance as compared to its competitors and certain business, financial, competitive, political and other relevant criteria in determining, in the committee’s discretion, whether any or a portion of the allocated restricted stock units would be issued and settled to participants. In respect of 2003, the committee exercised its discretion to authorize the issuance of restricted stock units to the named executive officers based, among other things, on the achievement of two performance thresholds. On January 10, 2005, the joint leadership resources committee exercised the discretion reserved to it with respect to the 2003 RSU program and determined, and the boards of directors of the Company and Nortel Networks Corporation confirmed and approved, that no additional restricted stock units would be issued with respect to the 2003 RSU program (including in connection with the achievement of the third and fourth ROSBT performance targets or otherwise) and that all unissued restricted stock units under the 2003 RSU program were immediately terminated and cancelled in their entirety. Information regarding restricted stock units issued and settled under the 2003 program of the RSU Plan is disclosed in the “Summary Compensation Table — 2003” above under “LTIP Payouts”. On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then chief financial officer and controller. The Company and Nortel Networks Corporation have demanded repayment from the chief financial officer and controller of the restricted stock units issued and settled in July 2003 with respect to the achievement of the first performance threshold and, with respect to the controller, the restricted stock units issued and settled in January 2004 with respect to the achievement of the second performance threshold. All restricted stock units allocated to the chief financial officer and the controller that were not issued have been forfeited. See footnote (3) regarding restricted stock units allocated to the president and chief executive officer.

(3)	As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, Mr. Dunn’s allocated but unissued restricted stock units were automatically forfeited. With respect to the restricted stock units issued to him and settled in July 2003 with respect to the achievement of the first performance threshold, the Company and Nortel Networks Corporation have demanded repayment and commenced legal proceedings for the recovery of the value of such restricted stock units as noted in the “Summary Compensation Table” above. No restricted stock units were issued to Mr. Dunn with respect to the second performance threshold.

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

     The PSP formula is available for participants who are employees of Nortel Networks Inc. (or NNI) or other Nortel subsidiaries located in the United States who enrolled in the plan prior to May 1, 2000, and who elected prior to May 1, 2000 to be covered by the PSP formula. As of May 1, 2000, the PSP formula under the Nortel Networks Retirement Income Plan was closed to new participants. The PSP formula provides a benefit based on pension credits and average earnings for the highest 1,095 consecutive calendar days of compensation out of the last 3,650 days prior to retirement or other termination of employment. Pension credits are earned during each year of participation based on the participant’s age attained in the year and on years of service. Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the SUCCESS Plan, overtime, off-shift differentials and sales commissions.

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

     Pension benefits from the SERP are funded from the general assets of, respectively, Nortel Networks Limited and NNTC in Canada and Nortel Networks Inc. in the United States.

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

     The approximate benefits for Mr. Owens and Ms. Spradley’s service are shown in Table II. The approximate total eligible earnings and years of credited service at December 31, 2004 for Mr. Owens was $680,328 and .75 years of United States service and $1,139,325 and 16.67 years of United States service for Ms. Spradley. As Mr. Owens and Ms. Spradley are in the Cash Balance Plan, eligible earnings for 2004 reflect 2004 base salary and, for Ms. Spradley, also includes an award paid during 2004 under the SUCCESS Plan. Mr. Owens is also eligible for Special Pension Arrangements. See “Certain Employment Arrangements”.

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

     On April 27, 2004, the Company and Nortel Networks Corporation terminated for cause the employment of each of their then president and chief executive officer, chief financial officer and controller. On August 19, 2004, Nortel Networks Corporation announced that seven individuals with, or who had, significant responsibilities for financial reporting at the line of business and regional levels were terminated for cause and that Nortel would demand repayment of payments made under bonus plans in respect of 2003. Further to that announcement, a demand for repayment was made and, in the case of the former president and chief executive officer, chief financial officer and controller who each had their employment terminated for cause, the Company and Nortel Networks Corporation have commenced legal proceedings for the recovery of such bonus payments. As a result, where applicable and permitted under applicable law, the pension benefits for the terminated executives were recalculated to include base salary only in 2003.

     As a result of the termination of Mr. Dunn’s employment for cause on April 27, 2004, he was no longer eligible for any SERP benefit that would have otherwise applied as a result of his past election to remain in Part I of the pension plan. Upon the termination of his employment for cause, Mr. Dunn received Cdn$2,416,517.18 representing the commuted value of his pension benefits accrued pursuant to the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan. The payment was calculated based on Mr. Dunn’s 27.92 years of service in accordance with the Part I formula described under “Defined Benefit Pension Plan — Canada”.

Certain employment arrangements

     On August 31, 2004, the Company and Nortel Networks Corporation entered into an employment agreement with Mr. Owens confirming his appointment as President and Chief Executive Officer of the Company and Nortel Networks Corporation as of April 27, 2004. The agreement provides that Mr. Owens will receive a base salary of $1,000,000 and will be eligible for a targeted annual bonus of 170% of base salary under the Nortel Networks Limited SUCCESS Incentive Plan (or SUCCESS Plan). Under the agreement, Mr. Owens will receive a special pension benefit that will accrue ratably over the first five years of his employment as President and Chief Executive Officer. Assuming retirement at the end of such five years, Mr. Owens will receive an estimated monthly pension benefit of $33,540, payable over the five year period following his retirement. Mr. Owens is based at the Company’s offices in Ontario, Canada. In connection with his relocation to Ontario, Mr. Owens was eligible for certain benefits under the Nortel Networks-International Assignment Relocation program, in accordance with the generally applicable terms of such program and consistent with his senior executive position. Mr. Owens’ agreement also confirms his eligibility to participate in certain employee and executive plans and programs, including the Nortel Networks Corporation Executive Retention and Termination Plan (or ERTP) described below. Effective March 14, 2005, Mr. Owens became Vice-Chairman and Chief Executive Officer of the Company and Nortel Networks Corporation. On March 22, 2005, the joint leadership resources committee of the boards of directors of the Company and Nortel Networks Corporation and the independent members of the boards of directors of the Company and Nortel Networks Corporation approved an additional special pension benefit of $4.5 million to compensate Mr. Owens for equity compensation that he forfeited upon his resignation from the boards of directors of various other companies in connection with his appointment as President and Chief Executive Officer. The additional special pension benefit vested immediately upon approval and will be paid in accordance with the terms of the original arrangement. Upon retirement, Mr. Owens will receive an additional monthly pension benefit of $86,247 as a result of the revised arrangement. The revised total monthly pension benefit will be $119,787, payable over the five years following his retirement. Mr. Owens’ compensation arrangements are also discussed under “Report on 2004 and 2003 Executive Compensation”.

     Effective March 4, 2005, Nortel Networks Corporation entered into an employment agreement with Gary J. Daichendt, 53, in connection with his appointment as President and Chief Operating Officer of the Company and Nortel Networks Corporation, effective March 14, 2005. The agreement provides that Mr. Daichendt will receive a base salary of $800,000. Mr. Daichendt will be eligible for a target annual bonus of 125% of base salary under the SUCCESS Plan, based on the generally applicable performance criteria under such plan. For 2005, Mr. Daichendt will receive a guaranteed annual bonus under the SUCCESS Plan of at least 125% of base salary. The agreement also specifies that, once the suspension on the grant of options caused by the delay of certain regulatory filings by the Company and Nortel Networks Corporation ends, the Company intends to recommend for approval a new hire grant of 500,000 stock options of Nortel Networks Corporation for Mr. Daichendt, subject to the terms and conditions of the applicable stock option plan of Nortel Networks Corporation. The agreement also provides that Nortel Networks Corporation intends to award to Mr. Daichendt a 2005 long term incentive package valued at the time of award equivalent to $3.75 million and conditional upon shareholder and all other required approvals having been obtained prior to the award. Mr. Daichendt will also be eligible to participate in the employee benefit plans of Nortel Networks Inc. and Nortel Networks Corporation, including the ERTP, in accordance with the generally applicable terms of such plans. Mr. Daichendt will also, in certain circumstances, be entitled to certain involuntary separation awards in the event certain aspects of his position change after the effective date of his employment or Nortel Networks Corporation initiates the separation of his employment as President and Chief Operating Officer, although such involuntary separation awards would preclude any awards under the ERTP. Such involuntary separation awards include the equivalent of two years’ base salary and one year of SUCCESS Plan payment at target, and continued vesting of outstanding stock options during the two-year salary continuance period.

     Nortel Networks Corporation entered into an employment agreement with Peter W. Currie, 54, in connection with his appointment as Chief Financial Officer, as of February 14, 2005. The agreement provides that Mr. Currie will receive a base salary of $600,000 and a bonus of $300,000 to be paid within 60 days of commencing employment. Mr. Currie will be eligible for a target annual bonus of 100% of base salary under the SUCCESS Plan, based on the generally applicable performance criteria under such plan. For 2005, Mr. Currie will receive a guaranteed annual bonus under the SUCCESS Plan of at least 100% of base salary, pro-rated for the number of months of active employment. The agreement also specifies that Mr. Currie will be eligible to participate in certain employee benefit plans and the ERTP in accordance with the generally applicable terms of such plans. Mr. Currie subsequently became Executive Vice-President and Chief Financial Officer of the Company and Nortel Networks Corporation effective March 14, 2005.

     Mr. DeRoma entered into an employment agreement in April 1997, prior to commencing employment as Vice-President and Deputy General Counsel. Pursuant to the agreement, Nortel Networks Limited agreed to make a gross-up payment to Mr. DeRoma for calendar years 1997 through 2000. The gross-up payment was intended to place Mr. DeRoma in the same after-tax position with respect to his base salary and any annual incentive award as if he were a resident of the State of Connecticut and a taxpayer in the United States. After June 2000, this gross-up was subject to annual review by the joint leadership resources committee of the boards of directors of the Company and Nortel Networks Corporation, and was not renewed subsequent to March 2002. Under the terms of the agreement, Mr. DeRoma is also eligible for the Nortel Networks Limited Special Pension Credit Program which covered new executive hires older than age 35. Mr. DeRoma will be credited, for pension purposes, with additional years and months equal to one half of the years between the age of 35 and Mr. DeRoma’s age at the time of hire, if he retires after the age of 60, to a maximum of 8.125 years.

     Other than Mr. Dunn, each of the named executive officers and certain other executive officers and senior employees, including the current Vice-Chairman and Chief Executive Officer, currently participate in the ERTP. The ERTP provides that if a participant’s employment is terminated without cause within a period commencing 30 days prior to the date of a change in control of Nortel Networks Corporation and ending 24 months after the date of a change in control of Nortel Networks Corporation, or the participant resigns for good reason (including, among other things, a reduction in overall compensation, geographic relocation or reduction in responsibility, in each case without the consent of the participant) within 24 months following the date of a change in control of Nortel Networks Corporation, the participant will be entitled to certain payments and benefits, including (i) the payment of an amount equal to three times (in the case of the chief executive officer) and two times (in the case of the other named executive officers) of the participant’s annual base salary; (ii) the payment of an amount equal to 300 percent (in the case of the chief executive officer) and 200 percent (in the case of the other named executive officers) of the participant’s target annual incentive bonus; (iii) accelerated vesting of all or substantially all stock options; and (iv) the “pay-out” at target of any restricted stock units under the Nortel Networks Limited Restricted Stock Unit Plan.

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

     Until June 30, 2003, each of the named executive officers (other than Mr. Dunn) and certain other executive officers of Nortel Networks Corporation were eligible to participate in the Nortel Networks Corporation Special Retention Plan (or SRP). The SRP provided that if a participant’s employment was terminated by the participant for good reason or by Nortel Networks Corporation without cause (as defined in the SRP) during the period from November 1, 2001 to June 30, 2003, that participant would have been entitled to certain payments and benefits. Other than payments made in accordance with the SRP in March 2003 in connection with a former executive officer’s previously announced termination of employment, no amounts were paid or became payable in 2003 to any executive officer prior to June 30, 2003.

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

     The compensation of directors is considered on a combined basis in light of the overall governance structure of the Company and Nortel Networks Corporation. Director compensation is set solely on an annual fee basis (paid quarterly in arrears) and fees are not paid for board or committee meeting attendance. From January 1, 2002 to December 31, 2003, directors of the Company and Nortel Networks Corporation, who were not salaried employees of Nortel Networks Corporation or any of its subsidiaries, received an annual Nortel Networks Corporation board retainer of $50,000, an annual committee membership retainer of $12,500 (or $6,250 each for membership on the same committee of the boards of the Company and Nortel Networks Corporation) and, except as noted below, an annual committee chairperson fee of $7,500 (or $3,750 each for chairing the same committee of the boards of the Company and Nortel Networks Corporation). Effective July 25, 2002, the fee for the audit committee chairperson was increased to $17,500 (or $8,750 for each audit committee of the Company and Nortel Networks Corporation) in recognition of the significant responsibilities assumed by the audit committee chairperson.

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

     Between January 1, 2004 to June 30, 2004, directors of the Company and Nortel Networks Corporation, who were not salaried employees of Nortel Networks Corporation or any of its subsidiaries, received an annual Company board retainer of $60,000 and an annual committee membership retainer and, except as described below, an annual committee chairperson retainer of $12,500 (or $6,250 each for membership on or chairing the same committee of the boards of the Company and Nortel Networks Corporation). The fee for the audit committee chairperson was $27,500 (or $13,750 each for chairing the audit committee of the Company and Nortel Networks Corporation), in recognition of the significant responsibilities assumed by the audit committee chairperson.

     The Company maintains, at its cost, life insurance for directors, who are not salaried employees of the Company and Nortel Networks Corporation. Such insurance is in an amount of Cdn$100,000 while a director and in an amount of Cdn$75,000 following retirement at or after age 65 or, at any lesser age after ten years of board membership (including Company board membership).

     Directors entitled to the above remuneration are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the boards of directors of the Company and Nortel Networks Corporation or their committees or for performing services as directors.

     Effective January 1, 2004, amended share ownership guidelines adopted by the boards of directors of the Company and Nortel Networks Corporation require each non-chairman director to own, directly or indirectly, common shares of Nortel Networks Corporation having a fair market value of at least $300,000 within five years from the earlier of the date he or she was first elected or appointed to the boards of directors of the Company or Nortel Networks Corporation. Share ownership guideline compliance must thereafter be maintained during an individual’s tenure as a director. The chairman of the board must own, directly or indirectly, common shares of Nortel Networks Corporation having a fair market value of at least $1,600,000 within five years from the earlier of the date he or she was first appointed as chairman of the boards of directors of the Company or Nortel Networks Corporation. Directors are expected to continue to comply with these share ownership guidelines during the balance of their tenures as directors. Share units credited under the Directors’ Deferred Share Compensation Plans are included in the calculation of the number of common shares of Nortel Networks Corporation owned by a director for this purpose. Messrs. Bischoff, Manley, McCormick and Pearce have been prevented under applicable securities laws from participating in the Directors Deferred Share Compensation Plans due to the restatement of certain financial statements and the delay in the filing of certain other financial statements and related periodic reports of the Company and Nortel Networks Corporation.

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

     From his appointment in April 2001 to December 31, 2003, Mr. Wilson served as non-executive chairman of the board of directors of the Company and Nortel Networks Corporation, except for the November 2001 to February 2002 period in which he served as executive chairman. During the April 2001 to December 31, 2003 period, Mr. Wilson’s additional compensation for serving as chairman of the board of directors of the Company and Nortel Networks Corporation from each of the Company and Nortel Networks Corporation was $45,000 per fiscal quarter. As with the directors’ annual fees, Mr. Wilson’s additional compensation for serving as non-executive chairman of the board of the Company and of Nortel Networks Corporation was initially increased to $50,000 per fiscal quarter from each of the Company and Nortel Networks Corporation for the period from January 1, 2004 to June 30, 2004. Effective July 1, 2004, his additional compensation for serving as non-executive chairman of the board of directors of the Company and of Nortel Networks Corporation was reduced back to the $45,000 per fiscal quarter that was being paid prior to January 1, 2004 by each of the Company and Nortel Networks Corporation. The boards of directors also determined that the amount of additional compensation for serving as non-executive chairman paid to Mr. Wilson from July 1, 2004 to December 31, 2004 would be reduced so that the total amount of additional compensation to be paid to Mr. Wilson in 2004 for serving as non-executive Chairman would equal his pre-2004 compensation. The net effect of these determinations was that the additional fees paid to Mr. Wilson for serving as non-executive Chairman remain unchanged since his original appointment.

Compensation committee interlocks and insider participation

     The joint leadership resources committee of the board of directors of the Company and the board of directors of Nortel Networks Corporation is comprised of members from the boards of directors of the Company and Nortel Networks Corporation. The members of the joint committee are Messrs. R.E. Brown (Chairman), R.D. McCormick, H.J. Pearce, S.H. Smith, Jr., and L.R. Wilson. Mr. Owens served as a member of the joint leadership resources committee until April 27, 2004, but resigned from the committee in connection with his appointment as President and Chief Executive Officer of the Company and Nortel Networks Corporation. Messrs. McCormick and Pearce were appointed to the joint leadership resources committee effective January 18, 2005. No other changes to the membership of the joint leadership resources committee have occurred during 2004 or 2003. No member of the joint leadership resources committee was an officer (within the meaning of applicable United States securities rules) or employee of Nortel Networks Corporation or any of its subsidiaries at any time during 2004 or 2003.

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

Security ownership of directors and management

     The following table shows the number of common shares of Nortel Networks Corporation and Bookham Technology plc beneficially owned, as of April 25, 2005 (unless otherwise noted), by each of the Company’s directors, nominees for directors and the individuals named in the 2004 and 2003 summary compensation tables set forth above under “Executive Compensation”, as well as by the directors and executive officers as a group. None of the directors, nominees for election as director, or executive officers of the Company beneficially own any common or preferred shares of the Company.

     A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to direct the vote or investment of the common share. Under applicable United States securities laws, a person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days (whether or not, in the case of a stock option, the current market price of the underlying common share is below the stock option exercise price). More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be deemed a beneficial owner.

		Amount and Nature of
Name of Beneficial Owner	Title of Class of Security	Beneficial Ownership(1)
J.H. Bennett**	Common shares of Nortel Networks Corporation Share units	– –
M. Bischoff*	Common shares of Nortel Networks Corporation	–
J.J. Blanchard	Common shares of Nortel Networks Corporation Share units	19,392 120,003	(2) (3)
R.E. Brown	Common shares of Nortel Networks Corporation Share units	417,281 123,254	(4) (3)
J.E. Cleghorn	Common shares of Nortel Networks Corporation Share units	29,000 136,960	(5) (3)
L.Y. Fortier	Common shares of Nortel Networks Corporation Share units	22,585 138,498	(6) (3)
J.B. Hunt, Jr.**	Common shares of Nortel Networks Corporation Share units	– –
R.A. Ingram	Common shares of Nortel Networks Corporation Share units	10,756 140,646	(7) (3)
J.A. MacNaughton**	Common shares of Nortel Networks Corporation Share units	100,000 –
J.P. Manley*	Common shares of Nortel Networks Corporation	–
R.D. McCormick*	Common shares of Nortel Networks Corporation	100,000
R.W. Osborne**	Common shares of Nortel Networks Corporation Share units	– –
W.A. Owens	Common shares of Nortel Networks Corporation Share units	– 103,917	(3)
H.J. Pearce*	Common shares of Nortel Networks Corporation	10,000
G. Saucier	Common shares of Nortel Networks Corporation Share units	28,673 136,127	(8) (3)
S.H. Smith, Jr.	Common shares of Nortel Networks Corporation Share units	131,192 165,697	(9) (3)
L.R. Wilson	Common shares of Nortel Networks Corporation Share units	1,201,871 571,200	(10) (3)
F.A. Dunn***	Common shares of Nortel Networks Corporation	793,541	(11)
P. Debon	Common shares of Nortel Networks Corporation	1,958,190	(12)
B.W. McFadden	Common shares of Nortel Networks Corporation	1,718,486	(13)
S.L. Spradley	Common shares of Nortel Networks Corporation	615,297	(14)
C. Bolouri****	Common shares of Nortel Networks Corporation	1,909,446	(15)
N.J. DeRoma	Common shares of Nortel Networks Corporation	1,919,280	(16)
Directors and executive officers as a group (consisting of 39 persons, comprised of the current directors and current executive officers)	Common shares of Nortel Networks Corporation Share units Common shares of Bookham Technology plc	18,560,974 1,636,302 –	(17) (3)

*	Messrs. Bischoff and Manley were each appointed a director of the Company and of Nortel Networks Corporation on April 29, 2004 and May 26, 2004, respectively, and the appointment of Messrs. McCormick and Pearce as directors of Nortel Networks Corporation became effective January 11, 2005 upon the filing of the NNC 2003 Form 10-K and their appointment as directors of the Company became effective January 18, 2005 upon the filing of the NNL 2003 Form 10-K. Messrs. Bischoff, Manley, McCormick and Pearce have been prevented under applicable securities laws from participating in the Directors’ Deferred Share Compensation Plans due to the restatement and resulting delay in the filing of certain financial statements and related periodic reports of the Company and Nortel Networks Corporation and, since May 31, 2004, have been subject to an Ontario Securities Commission management cease trade order prohibiting trading by directors, officers and certain current and former employees in securities of the Company and Nortel Networks Corporation until after the filing of all required financial statements and related periodic reports of the Company and Nortel Networks Corporation.

**	Nominee for election as a director of the Company and Nortel Networks Corporation for the first time, except Mr. Osborne who was a director of the Company (formerly known as Northern Telecom Limited) from April 1996 to September 1997.

***	Mr. Dunn ceased to be president and chief executive officer of the Company and Nortel Networks Corporation on April 27, 2004 and ceased to be a director of the Company and Nortel Networks Corporation on May 21, 2004.

****	A named executive officer in 2003 only.

(1)	Except as set forth below, each person has sole investment and voting power with respect to the common shares beneficially owned by such person. Includes common shares subject to stock options exercisable on April 25, 2005 or that become exercisable within 60 days after such date (whether or not the market price of the underlying common shares is below the stock option exercise price). As of April 25, 2005 each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0 percent of the outstanding common shares of Nortel Networks Corporation.

(2)	Includes 8,000 common shares subject to stock options.

(3)	Share units issued under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan. Each share unit represents the right to receive one common share of Nortel Networks Corporation. Those plans are described under “Compensation of Directors”.

(4)	Includes 8,000 common shares subject to stock options. Excludes 94 common shares beneficially owned by Mr. Brown’s son residing with Mr. Brown and 671 common shares beneficially owned by Mr. Brown’s spouse. Mr. Brown disclaims beneficial ownership of those excluded shares.

(5)	Includes 4,000 common shares subject to stock options.

(6)	Includes 8,000 common shares subject to stock options. Excludes 5,000 common shares beneficially owned by Mr. Fortier’s spouse. Mr. Fortier disclaims beneficial ownership of those excluded shares.

(7)	Includes 8,000 common shares subject to stock options and 1,800 common shares as to which Mr. Ingram shares investment and voting power with his spouse.

(8)	Includes 8,000 common shares subject to stock options and 20,673 common shares beneficially owned by a corporation that is wholly-owned by Mrs. Saucier.

(9)	Includes 8,000 common shares subject to stock options. Excludes 1,600 common shares beneficially owned by Mr. Smith’s spouse. Mr. Smith disclaims beneficial ownership of those excluded shares.

(10)	Includes 38,000 common shares subject to stock options and 1,157,855 common shares beneficially owned by a corporation that is wholly-owned by Mr. Wilson. Excludes 2,204 common shares beneficially owned by Mr. Wilson’s spouse. Mr. Wilson disclaims beneficial ownership of those excluded shares.

(11)	Includes 5,000 common shares beneficially owned by Mr. Dunn’s son as to which Mr. Dunn shares investment power. Excludes 10,000 common shares beneficially owned by Mr. Dunn’s spouse and daughter residing with Mr. Dunn. Mr. Dunn disclaims beneficial ownership of those 15,000 included and excluded shares. As Mr. Dunn was no longer an insider of the Company effective May 21, 2004, the number of common shares reported as part of his holdings is based on information in our corporate records and Mr. Dunn’s filings on the Canadian insider reporting system, the System for Electronic Disclosure by Insiders, as at May 12, 2004 and reports filed pursuant to Section 16(a) of the U.S. Securities Exchange Act of 1934.

(12)	Includes 1,442,000 common shares subject to stock options.

(13)	Includes 1,217,000 common shares subject to stock options.

(14)	Includes 321,999 common shares subject to stock options.

(15)	Includes 1,498,000 common shares subject to stock options.

(16)	Includes 1,453,334 common shares subject to stock options and 397,127 common shares as to which Mr. DeRoma shares investment and voting power with his spouse.

(17)	Includes 11,971,889 common shares subject to stock options. Also includes 414,920 common shares as to which investment and voting power is shared with one or more other persons. Excludes 40,144 common shares as to which beneficial ownership is disclaimed.

ITEM 13.	Certain Relationships and Related Transactions

     Nortel Networks Corporation and its subsidiaries paid the law firm of Ogilvy Renault LLP, of which Mr. Fortier is a senior partner and Chairman, fees for legal services with respect to several matters in 2003 and 2004 and are expected to continue to pay fees for legal services in 2005.

     Nortel Networks Corporation and its subsidiaries paid the law firm of Piper Rudnick LLP, of which Mr. Blanchard is a partner, fees for legal services with respect to several matters in 2003 and 2004 and are expected to continue to pay fees for legal services in 2005.

     Nortel Networks Corporation and its subsidiaries paid the law firm of McCarthy Tétrault LLP fees for legal services in 2003 and 2004. In May 2004, Mr. Manley became a senior counsel of the law firm of McCarthy Tétrault LLP, serving as an independent consultant but not a partner. McCarthy Tétrault LLP represents a former executive of Nortel in connection with matters related to his former association with Nortel, including certain civil proceedings commenced in 2001, the fees for which are being paid by Nortel Networks Corporation pursuant to indemnification provisions of applicable law.

Indebtedness of management

     Nortel Networks Corporation and the Company provide relocation assistance under the Nortel Networks — International Assignment Relocation program to employees who are requested to relocate that is designed to minimize the financial exposure to employees as a result of the move. In the past, the assistance has included housing loans, advances on real estate equity, and payments on behalf of employees of direct costs associated with the move. The assistance offered is specific to each employee and is structured to be competitive in the area to which the employee is relocated, subject to the overall relocation policy. Effective July 30, 2002, Nortel Networks Corporation and the Company no longer offer executive officers housing loans as part of their relocation assistance.

     No loans have been extended by Nortel Networks Corporation and the Company or its subsidiaries to any director or executive officer of Nortel Networks Corporation or the Company since January 1, 2003. Neither Nortel Networks Corporation, the Company nor its subsidiaries have given any guarantee, support agreement, letter of credit, or similar arrangement or understanding, to any other entity in connection with indebtedness of current and former directors or executive officers since January 1, 2003.

     As at April 15, 2005, approximately $3.87 million of indebtedness was owed by current and former employees to Nortel Networks Nortel Networks Corporation, the Company and its subsidiaries. Except for the indebtedness previously owed by a recently appointed executive officer as set out in the table below, no current or former director or executive officer had any loans outstanding since January 1, 2003.

Table of Indebtedness of Directors and Executive Officers

Name and Principal Position	Involvement of Company or Subsidiary	Largest Amount Outstanding January 1, 2003 — December 31, 2004 ($)	Amount Outstanding as at December 31, 2004 ($)	Amount Forgiven January 1, 2003 to December 31, 2004 ($)
Martha H. Bejar(1) President, CALA	Lender	200,000	0	0

(1)	A subsidiary of Nortel Networks Corporation extended a housing loan to Ms. Bejar in 2001 in connection with a relocation. The loan was for a period of 10 years, interest-free and secured against Ms. Bejar’s residence. The full amount of this indebtedness was repaid by Ms. Bejar prior to her appointment as an executive officer effective October 1, 2004.

Related party transactions

     The Company and its subsidiaries engage in transactions with Nortel Networks Corporation and its subsidiaries (other than the Company). These transactions include sales, purchases, research and development services and other financial arrangements and funding activities between such entities.

     2004

     As at December 31, 2004, the balance in trade and other payables owing from Nortel Networks Corporation was $134, and the balance in trade and other payables owing from Nortel Networks subsidiaries (other than the Company) was $114. During the year ended December 31, 2004, Nortel Networks Corporation and its subsidiaries (other than the Company) provided research and development services to the Company for $20.

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

Audit Fees

     The Company and Nortel Networks Corporation prepare financial statements in accordance with United States generally accepted accounting principles (or US GAAP), with a reconciliation to Canadian generally accepted accounting principles (or Canadian GAAP). Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $46 million for 2004 for the following audit services: (i) interim audit work related to the audit of the annual consolidated financial statements of the Company and Nortel Networks Corporation for the year ended December 31, 2004; (ii) reviews of the financial statements of the Company and Nortel Networks Corporation included as comparative financial statements in Forms 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004; and (iii) audit of internal controls over financial reporting as required under the United States Sarbanes-Oxley Act of 2002. Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $55.0 million and $8.1 million for 2003 and 2002, respectively, for the following audit services: (i) audits of the annual consolidated financial statements of the Company and Nortel Networks Corporation included in annual reports on Form 10-K and annual reports to shareholders for the fiscal years ended December 31, 2003 and 2002; (ii) reviews of the interim financial statements of the Company and Nortel Networks Corporation included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2003 and 2002 (and in the Company’s amended Form 10-Q/A for the period ended September 30, 2003); (iii) audits and reviews of the restated financial statements of the Company and Nortel Networks Corporation included in their respective amended annual reports on Form 10-K/A for the fiscal year ended December 31, 2002 and amended quarterly reports on Form 10-Q/A for the periods ended March 31 and June 30, 2003; (iv) audits and reviews of the restated financial statements of the Company and Nortel Networks Corporation included as comparative financial statements in their respective Form 10-K for the fiscal year ended December 31, 2003; (v) audits of individual subsidiary statutory financial statements; and (vi) comfort letters, attest services, statutory and regulatory audits, consents and other services related to United States Securities and Exchange Commission matters.

Audit-Related Fees

     Deloitte Entities billed to date Nortel Networks Corporation and its subsidiaries $3.8 million, $3.1 million and $1.1 million for 2004, 2003 and 2002, respectively, for the following audit-related services: (i) audit of pension plan financial statements; (ii) financial accounting and reporting consultations; (iii) information system reviews; (iv) advisory services related to the United States Sarbanes-Oxley Act of 2002; (v) accounting consultations and audits in connection with dispositions; (vi) internal control reviews; and (vii) accounting consultations regarding financial accounting standards for various local business-related transactions.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 126.

2.	Financial Statement Schedules

Page
Quarterly Financial Data (Unaudited)	F-89
Report of Independent Registered Chartered Accountants	F-90
II — Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	F-91

All other schedules are omitted because they are inapplicable or not required.

3.	Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	127
Report of Independent Registered Chartered Accountants	F-2

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2004.

4.	Exhibit Index

Pursuant to the rules and regulations of the Securities and Exchange Commission, Nortel has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Nortel’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Nortel’s actual state of affairs at the date hereof and should not be relied upon.

The items listed as Exhibits 10.2 to 10.7, 10.27 to 10.37, 10.41 10.43, 10.49 and item 10.50 relate to management contracts or compensatory plans or arrangements.

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

Exhibit
Number	Description
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

*10.1
Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

*10.27
Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as amended and restated on July 28, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004 (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

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

Exhibit
Number	Description
*10.30
Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31
Resolutions of the Board of Directors of Nortel Networks Limited dated December 18, 2003, related to the remuneration of the chairman of the board, directors and chairman of the audit committee, effective January 1, 2004 (filed as Exhibit 10.31 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2003).

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

*10.36
Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000, as amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004. (filed as Exhibit 10.36 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement on Form S-8 (No. 333-11558)).

*10.38
Master Facility Agreement dated as of February 14, 2003, and amended July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by a letter agreement dated March 29, 2004, May 28, 2004, August 20, 2004 and September 29, 2004 (filed as Exhibit 99.2 to Nortel Networks Limited’s Current Report on Form 8-K dated September 30, 2004).

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

Exhibit
Number	Description
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

*10.42
Notice of Blackout to the Registrant’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2004 (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated March 10, 2004).

*10.43
Summary statement of terms of initial compensation arrangements related to the president and chief executive officer approved by the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited as of April 29, 2004 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.44
Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

**10.45
Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd. (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

**10.46
Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

**10.47
Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd. (filed as Exhibit 10.6 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

**10.48
Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. (filed as Exhibit 10.7 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.49
William A. Owens, President and Chief Executive Officer Employment Letter dated as at August 31, 2004 (filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.50
Resolutions of the Board of Directors of Nortel Networks Limited dated July 30, 2004, related to the remuneration of the chairman of the board, directors, members of a board committee, chairman of a board committee (other than the audit committee) and chairman of the audit committee, effective July 1, 2004 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.51	First Amending Agreement to Amended and Restated Master Contract Manufacturing Services Agreement dated as of November 1, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.

10.52	First Amending Agreement to Asset Purchase Agreement dated as of November 1, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd.

21.	Subsidiaries of the Registrant.

Exhibit
Number	Description
23.	Consent of Deloitte & Touche LLP.

24.	Power of Attorney of certain directors and officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of the Vice-Chairman and Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of the Chief Financial Officer.

32.	Certification of the Vice-Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference
**	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brampton, Ontario, Canada on the 29th day of April, 2005.

NORTEL NETWORKS LIMITED
By:	/s/ William A. Owens
(William A. Owens, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 2005.

Signature	Title

Principal Executive Officer

/s/ William A. Owens	Vice-Chairman and Chief Executive Officer, and a Director

(WILLIAM A. OWENS)

Principal Financial Officer

/s/ Peter W. Currie	Executive Vice-President and Chief Financial Officer

(PETER W. CURRIE)

Principal Accounting Officer

/s/ Karen E. Sledge	Controller

(KAREN E. SLEDGE)

Directors:

M. Bischoff*		J. Manley*

(M. BISCHOFF)		(J. MANLEY)

J.J. Blanchard*		R.D. McCormick*

(J.J. BLANCHARD)		(R.D. MCCORMICK)

R.E. Brown*		W.A. Owens*

(R.E. BROWN)		(W.A. OWENS)

J.E. Cleghorn*		H.J. Pearce*

(J.E. CLEGHORN)		(H.J. PEARCE)

L.Y. Fortier*		G. Saucier*

(L.Y. FORTIER)		(G. SAUCIER)

R.A. Ingram*		S.H. Smith, JR.*

(R.A. INGRAM)		(S.H. SMITH, JR.)

L.R. Wilson*

(L.R. WILSON)

	By:*	/s/ Gordon A. Davies

(GORDON A. DAVIES, as attorney-in fact) April 29, 2005