Form 10-Q
period 2007-03-31
NORTEL NETWORKS LTD
filed 2007-05-04
CIK 1119664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Registrant’s Telephone Number Including Area Code (905) 863-7000

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 20, 2007.

1,460,978,638 shares of common stock without nominal or par value

		PAGE

PART I FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	66
ITEM 4.	Controls and Procedures	67

PART II OTHER INFORMATION
ITEM 1.	Legal Proceedings	71
ITEM 1A.	Risk Factors	72
ITEM 6.	Exhibits	73
SIGNATURES		75
EX-4.2
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-12
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

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Operations (unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
		As restated*

Revenues:
Products	$2,169	$2,088
Services	314	302

Total revenues	2,483	2,390

Cost of revenues:
Products	1,301	1,295
Services	178	169

Total cost of revenues	1,479	1,464

Gross profit	1,004	926
Selling, general and administrative expense	603	609
Research and development expense	405	475
Amortization of intangibles	12	5
Special charges	80	5
Gain on sale of businesses and assets	(1)	(39)

Operating loss	(95)	(129)
Other income — net	86	57
Interest expense
Long-term debt	(64)	(23)
Other	(5)	(15)

Loss from operations before income taxes, minority interests and equity in net loss of associated companies	(78)	(110)
Income tax expense	(13)	(25)

	(91)	(135)
Minority interests — net of tax	(12)	15
Equity in net loss of associated companies — net of tax	—	(2)

Net loss before cumulative effect of accounting change	(103)	(122)
Cumulative effect of accounting change — net of tax (note 2)	—	9

Net loss	(103)	(113)
Dividends on preferred shares	10	8

Net loss applicable to common shares	$(113)	$(121)

*	See note 3

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Balance Sheets (unaudited)
(Millions of U.S. dollars, except for share amounts)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$4,549	$3,487
Restricted cash and cash equivalents	34	44
Accounts receivable — net	2,471	3,709
Inventories — net	2,048	1,989
Deferred income taxes — net	367	276
Other current assets	489	512

Total current assets	9,958	10,017
Investments	201	204
Plant and equipment — net	1,513	1,526
Goodwill	2,352	2,351
Intangible assets — net	229	241
Deferred income taxes — net	3,785	3,863
Other assets	567	680

Total assets	$18,605	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade and other accounts payable	$1,307	$1,124
Payroll and benefit-related liabilities	523	637
Contractual liabilities	227	243
Restructuring liabilities	135	97
Other accrued liabilities	3,778	3,756
Long-term debt due within one year	21	18

Total current liabilities	5,991	5,875
Long-term debt	2,641	2,646
Deferred income taxes — net	48	97
Other liabilities	3,836	4,128

Total liabilities	12,516	12,746

Minority interests in subsidiary companies	254	243
Guarantees, commitments and contingencies (notes 11, 12 and 16)

SHAREHOLDERS’ EQUITY

Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 and 30,000,000 as of March 31, 2007 and December 31, 2006, respectively	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 and 1,460,978,638 as of March 31, 2007 and December 31, 2006, respectively	1,211	1,211
Additional paid-in capital	22,322	22,298
Accumulated deficit	(17,658)	(17,544)
Accumulated other comprehensive loss	(576)	(608)

Total shareholders’ equity	5,835	5,893

Total liabilities and shareholders’ equity	$18,605	$18,882

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Cash Flows (unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
		As restated*

Cash flows from (used in) operating activities
Net loss	$(103)	$(113)
Adjustments to reconcile net loss to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	79	50
Non-cash portion of special charges and related asset write downs	—	(11)
Equity in net loss of associated companies	—	2
Share based compensation expense	25	25
Deferred income taxes	5	15
Cumulative effect of accounting change — net of tax	—	(9)
Pension and other accruals	92	101
Gain on sale or write down of investments, businesses and assets — net	(1)	(36)
Minority interests	12	(15)
Other — net	19	46
Change in operating assets and liabilities	1,030	(190)

Net cash from (used in) operating activities	1,158	(135)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(56)	(99)
Proceeds on disposals of plant and equipment	14	87
Change in restricted cash and cash equivalents	10	3
Acquisitions of investments and businesses — net of cash acquired	(14)	(121)
Proceeds from the sale of investments and businesses	(39)	27

Net cash from (used in) investing activities	(85)	(103)

Cash flows from (used in) financing activities
Dividends paid	(10)	(18)
Increase in notes payable	10	4
Decrease in notes payable	(12)	(3)
Proceeds from issuance of long-term debt	—	1,300
Repayments of long-term debt	—	(1,275)
Decrease in capital leases payable	(5)	(5)

Net cash from (used in) financing activities	(17)	3

Effect of foreign exchange rate changes on cash and cash equivalents	6	14

Net increase (decrease) in cash and cash equivalents	1,062	(221)
Cash and cash equivalents at beginning of period	3,487	2,876

Cash and cash equivalents at end of period	$4,549	$2,655

*	See note 3

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited)
(Millions of U.S. dollars, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

Nortel Networks Limited (“Nortel”) is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). The unaudited condensed consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2006 except as discussed in note 2. The condensed consolidated balance sheet as of December 31, 2006 is derived from the December 31, 2006 audited financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization, asset valuations, asset retirement obligations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, research and development provisions, restructuring and other provisions, stock-based compensation and contingencies.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2007 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC and Canadian securities regulatory authorities (the “2006 Annual Report”).

Comparative figures

Certain 2006 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation and certain 2006 figures have been restated as set out in note 3.

Recent accounting pronouncements

In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument by instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Nortel is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

On May 2, 2007 the FASB issued FASB Interpretation (“FIN”) No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, Nortel has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2.	Accounting changes

(a)	Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement, at the option of the company, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Pursuant to SFAS 155, Nortel has not elected to measure its hybrid instruments at fair value.

(b)	Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. The adoption of SFAS 156 has not had a material impact on Nortel’s results of operations and financial condition.

(c)	Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 7.

(d)	Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 has not had a material impact on Nortel’s results of operations and financial condition.

(e)	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). Nortel elected to follow its existing policy of net presentation, allowed by EITF 06-3 and therefore its adoption of EITF 06-3 had no impact on Nortel’s results of operations and financial condition.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(f)	Share-Based Payment

On January 1, 2006, Nortel adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Nortel previously elected to account for employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003, in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”. Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 14.

3.	Restatement of previously issued financial statements

In the course of the preparation of Nortel’s 2006 annual financial statements, management identified certain errors primarily through discussions with Nortel’s North American pension and post-retirement actuaries and through its ongoing remediation efforts with respect to its material weakness related to revenue recognition and its other previously reported material weaknesses and other internal control deficiencies. As a result, Nortel restated its consolidated balance sheet as of December 31, 2005 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2005 and 2004 and the first three quarters of 2006. The adjustments relate to:

•	Pension and post-retirement benefits errors;
•	Revenue recognition errors;
•	A prior year tax error; and
•	Other errors.

The following tables present the impact of the adjustments on Nortel’s previously reported unaudited condensed consolidated statements of operations and a summary of the adjustments for the three months ended March 31, 2006. Restated amounts presented herein are consistent with the unaudited quarterly financial data disclosed in Nortel’s 2006 Annual Report.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed Consolidated Statement of Operations for the three months ended March 31, 2006

	As Previously
	Reported(a)	Adjustments	As Restated

Revenues:
Products	$2,080	$8	$2,088
Services	302	—	302

Total revenues	2,382	8	2,390

Cost of revenues:
Products	1,304	(9)	1,295
Services	169	—	169

Total cost of revenues	1,473	(9)	1,464

Gross profit	909	17	926
Selling, general and administrative expense	594	15	609
Research and development expense	474	1	475
Amortization of intangibles	5	—	5
Special charges	5	—	5
Gain on sale of businesses and assets	(42)	3	(39)

Operating loss	(127)	(2)	(129)
Other income — net	70	(13)	57
Interest expense
Long-term debt	(25)	2	(23)
Other	(23)	8	(15)

Loss before income taxes, minority interests and equity in net loss of associated companies	(105)	(5)	(110)
Income tax expense	(23)	(2)	(25)

	(128)	(7)	(135)
Minority interests — net of tax	21	(6)	15
Equity in net loss of associated companies — net of tax	(2)	—	(2)

Net loss before cumulative effect of accounting change	(109)	(13)	(122)
Cumulative effect of accounting change — net of tax	9	—	9

Net loss	(100)	(13)	(113)
Dividends on preferred shares	12	(4)	8

Net loss applicable to common shares	$(112)	$(9)	$(121)

(a)	In the third quarter of 2006, Nortel began disclosing revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Adjustments

The following table summarizes the restatement adjustments to revenues, cost of revenues, and net loss.

	Three Months Ended March 31, 2006
	Revenues	Cost of Revenues	Net Loss

As previously reported	$2,382	$1,473	$(100)
Adjustments:
Pension and post-retirement benefits errors	—	3	(8)
Revenue recognition errors	8	(15)	19
Other errors	—	3	(24)

As restated	$2,390	$1,464	$(113)

Pension and post-retirement benefit errors:

As a result of the previously announced pension plan changes, third party actuarial firms retained by Nortel performed re-measurements of the U.S. and Canadian pension and post-retirement benefit plans in the third quarter of 2006, at which time one of the firms discovered potential errors (generally originating in the late 1990s) in the historical actuarial calculations they had originally performed for the U.S. pension plan assets. Throughout the fourth quarter of 2006 and into 2007, Nortel investigated these potential errors, including initiating a comprehensive review by Nortel and its third party actuaries of each of its significant pension and post-retirement benefit plans.

As a result, Nortel determined that the accounting for the U.S. pension plan contained a historical adjustment that overstated the actuarial calculation of the market-related value of assets, resulting in an increased pension and post-retirement benefit expense of $5 for the first quarter of 2006. In addition, Nortel discovered an error in the Canadian pension plan accounting related to the amortization of unrealized gains within the actuarial calculation of the market-related value of assets over a longer period than permitted under SFAS No. 87, “Employers’ Accounting for Pensions”. This error resulted in a $3 increase in pension and post-retirement benefit expense for the first quarter of 2006.

The correction of the pension and post-retirement benefit errors, in aggregate, resulted in a net increase in pension and post-retirement benefit expense of $8 for the first quarter of 2006. The $8 increase in pension and post-retirement benefit expense increased cost of revenues, selling, general and administrative (“SG&A”), and research and development (“R&D”) by $3, $3 and $2, respectively, for the first quarter of 2006. As a result of the pension and post-retirement errors, Nortel recorded a cumulative $74 decrease to other comprehensive loss as of March 31, 2006.

Revenue recognition errors:

As a result of the significant ongoing remedial efforts to address Nortel’s internal control material weaknesses and other deficiencies, throughout 2006, Nortel identified a number of individually immaterial revenue recognition errors it corrected as a result of this restatement, the more individually significant of which are discussed below.

Revenue recognition errors related principally to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect. For certain of Nortel’s multiple element arrangements where certain elements such as post-contract customer support (“PCS”) specified upgrade rights and/or non-essential hardware or software products or services remained undelivered, Nortel determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established. Accordingly, Nortel should have deferred revenue, and related costs, until the earlier of the point in time that fair value of the undelivered element could be established or all the remaining elements have been delivered. These corrections resulted in decreases in revenue and cost of revenue of $1 and $13, respectively, in the first quarter of 2006.

In the third quarter of 2006, Nortel recognized $40 of revenue that had been previously deferred by LG-Nortel due to the fact that it believed that LG-Nortel had a practice of providing implicit PCS for which they did not have fair value. A subsequent detailed review of the enterprise products sold by LG-Nortel led to the conclusion in the third quarter of 2006 that LG-Nortel did not have a practice of providing implicit PCS for certain enterprise products. As a result, revenue

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

should have been recognized upon delivery of such products. Nortel had previously recorded a cumulative correction of this error in the third quarter of 2006 and, as a result of the restatement, recorded it in the appropriate periods. The correction of this error resulted in a $14 increase in revenue and a $5 increase in cost of revenue in the first quarter of 2006. Included in “other errors” are reductions to minority interest to reflect the non-controlling interest’s share of the impact of these restatement adjustments.

The previous misapplication of American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, resulted in errors on revenues recognized in an arrangement between 2003 and the first quarter of 2006. The misapplication related to the calculation of liquidated damages estimated to be incurred as a result of contractual commitments related to network outages. Prior to the second quarter of 2006, Nortel estimated its liquidated damages based on a quarterly network outage estimate. In the second quarter of 2006, Nortel determined that it should have been recognizing product credits based on an estimate of the total expected outages for the arrangement. Nortel had previously corrected the resulting revenue errors in the second quarter of 2006 and, as a result of the restatement, has recorded the correction in the appropriate periods. The corrections resulted in an increase in revenue and gross profit of $5 in the first quarter of 2006.

In 2004, Nortel entered into a software arrangement where the customer had the right to suspend payments until delivery of certain future products; therefore, the arrangement fee was not fixed or determinable. Pursuant to SOP 97-2, “Software Revenue Recognition”, if at the outset of the arrangement the fee is not fixed or determinable, once all other revenue recognition criteria have been satisfied, revenue should be recognized as payments become due. Previously, the fee was recognized ratably over the term. Due to the lack of a fixed or determinable fee, the amount recognized ratably should have been limited to the amount that was due and payable from the customer. The correction of this error resulted in an increase in both revenue and gross profit of $1 in the first quarter of 2006.

Statement of cash flows:

The restatement had no impact on the condensed consolidated statement of cash flows for the first quarter of 2006, other than conforming changes to the components of the reconciliation to net cash used in operating activities.

4.	Consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows, and the condensed consolidated balance sheets.

Consolidated statements of operations

Other income — net:

	Three Months
	Ended March 31,
	2007	2006

Interest and dividend income	$62	$28
Loss on sale or write down of investments	—	(1)
Currency exchange gains (losses)	(1)	1
Other — net	25	29

Other income — net	$86	$57

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on net loss for the three months ended March 31, 2007 or 2006, and were reported within other income — net in the consolidated statements of operations.

During the three months ended March 31, 2007 and 2006, net customer financing bad debt expense (recovery) recorded by Nortel as a result of settlements and adjustments to other existing provisions was insignificant. The recoveries and expenses were included in the consolidated statements of operations within SG&A.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated balance sheets

Accounts receivable — net:

	March 31,	December 31,
	2007	2006

Trade receivables	$2,041	$2,464
Notes receivable	9	7
Notes receivable from NNC and its subsidiaries	112	924
Contracts in process	398	402

	2,560	3,797
Less: provision for doubtful accounts	(89)	(88)

Accounts receivable — net	$2,471	$3,709

Inventories — net:

	March 31,	December 31,
	2007	2006

Raw materials	$660	$725
Work in process	10	11
Finished goods	688	727
Deferred costs	1,921	1,952

	3,279	3,415
Less: provision for inventory	(911)	(1,007)

Inventories — net	2,368	2,408
Less: long-term deferred costs(a)	(320)	(419)

Current inventories — net	$2,048	$1,989

(a)	Long-term portion of deferred costs is included in other assets.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other current assets:

	March 31,	December 31,
	2007	2006

Prepaid expenses	$190	$175
Income taxes recoverable	60	63
Other	239	274

Other current assets	$489	$512

Plant and equipment — net:

Cost:
Land	$35	$35
Buildings	1,188	1,185
Machinery and equipment	2,000	2,038
Capital lease assets	215	215
Sale lease-back assets	92	92

	3,530	3,565

Less accumulated depreciation:
Buildings	(451)	(444)
Machinery and equipment	(1,450)	(1,482)
Capital lease assets	(99)	(96)
Sale lease-back assets	(17)	(17)

	(2,017)	(2,039)

Plant and equipment — net(a)	$1,513	$1,526

(a)	Includes assets held for sale with a carrying value of $53 and $52 as of March 31, 2007 and December 31, 2006, respectively, related to owned facilities that were being actively marketed for sale. These assets were written down in previous periods to their estimated fair values less estimated costs to sell. The write downs were included in special charges. Nortel expects to dispose of all these assets held for sale during 2007.

Goodwill:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2006(a)	$452	$146	$594	$988	$171	$2,351
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	—	—	—	1	—	1
Other	—	—	—	—	—	—

Balance — as of March 31, 2007	$452	$146	$594	$989	$171	$2,352

(a)	Opening balances for Enterprise Solutions, Carrier Networks, and Metro Ethernet Networks have been decreased by $20, $19 and $107, respectively, and Global Services has been increased by $146, to reflect the reclassification of Nortel’s network implementation services to Global Services, as described in note 5.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets:

	March 31,	December 31,
	2007	2006

Cost:
Other intangible assets	$307	$307
Less accumulated amortization:
Other intangible assets	(78)	(66)

Intangible assets — net	$229	$241

Other accrued liabilities:

Outsourcing and selling, general and administrative related provisions	$273	$399
Customer deposits	99	78
Product related provisions	85	93
Warranty provisions (note 11)	202	214
Deferred revenue	1,435	1,127
Advance billings in excess of revenues recognized to date on contracts(a)	1,326	1,352
Miscellaneous taxes	53	73
Income taxes payable	38	71
Tax uncertainties (note 7)	10	—
Interest payable	55	87
Other	202	262

Other accrued liabilities	$3,778	$3,756

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	March 31,	December 31,
	2007	2006

Pension benefit liabilities	$1,853	$1,965
Post-employment and post-retirement benefit liabilities	801	794
Restructuring liabilities (note 6)	182	177
Deferred revenue	669	919
Tax uncertainties (note 7)	68	—
Other long-term provisions	263	273

Other liabilities	$3,836	$4,128

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Three Months Ended March 31,
	2007	2006

Accounts receivable — net	$1,239	$248
Inventories — net	9	(63)
Deferred costs	31	(102)
Income taxes	(11)	(26)
Accounts payable	185	(113)
Payroll, accrued and contractual liabilities	(349)	(281)
Deferred revenue	42	64
Advance billings in excess of revenues recognized to date on contracts	(13)	78
Restructuring liabilities	38	(19)
Other	(141)	24

Change in operating assets and liabilities	$1,030	$(190)

Interest and taxes paid (recovered):

Cash interest paid	$92	$66
Cash taxes paid	$18	$27

5.	Segment information

General description

In the first quarter of 2007, Nortel changed the name of its Mobility and Converged Core Networks segment to Carrier Networks (“CN”). Additionally, revenues from network implementation services consisting of engineering, installation and project management services bundled in customer contracts and previously included with sales in each of CN, Enterprise Solutions (“ES”) and Metro Ethernet Networks (“MEN”) have now been reallocated to its Global Services (“GS”) segment for management reporting purposes. The segments are discussed below. The amount reallocated to the GS segment was based primarily on the stated value of the services in the respective bundled customer arrangements. Prior period segment information has been recast to conform to current segment presentation.

•	CN provides mobility networking solutions using (i) CDMA solutions and GSM and UMTS solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end-users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end-user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, traditional, full featured voice services as well as internet based voice and multimedia communications services using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Increasingly, CN addresses customers who want to provide service across both wireless as well as wired devices.

•	ES provides solutions to enterprise customers using (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multi-media communications solutions to Nortel’s enterprise customers, and (iii) software solutions for multi-media messaging, conferencing and call centers. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications networks, into packet-based networks supporting data, voice and multi-media communications. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and their branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options and (iv) network application services, including applications development, integration and web services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including small and medium-sized businesses, to large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions, to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel believes that ethernet technology is particularly suited to these solutions and is integrating ethernet with Nortel’s optical technology. In addition to increased capacity and lower cost per bit, Nortel differentiates its MEN products on the basis of being able to deliver carrier-grade reliability. The metropolitan, or metro, network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video as well as traditional business, internet, private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market. MEN also serves high performance, mission critical enterprise networks.

Other miscellaneous business activities and corporate functions, including the operating results of Nortel Government Solutions, acquired on June 3, 2005, by Nortel Networks Inc. (“NNI”), do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services and other corporate costs are allocated to Nortel’s reportable segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary financial measures used by the CEO in assessing performance and allocating resources to the segments are management earnings (loss) before income taxes (“Management EBT”) and operating margin. Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Management believes that Management EBT is determined in accordance with the measurement principles most consistent with those used by Nortel in measuring the corresponding amounts in its consolidated financial statements. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following tables set forth information by segment for the following periods:

	Three Months Ended March 31,
	2007	2006

Revenues
Carrier Networks	$1,009	$1,071
Enterprise Solutions	597	455
Global Services	448	506
Metro Ethernet Networks	373	293

Total reportable segments	2,427	2,325
Other	56	65

Total revenues	$2,483	$2,390

Management EBT
Carrier Networks	$136	$57
Enterprise Solutions	8	(23)
Global Services	77	91
Metro Ethernet Networks	(16)	(17)

Total reportable segments	205	108
Other	(204)	(234)

Total Management EBT	1	(126)
Amortization of intangibles	(12)	(5)
Special charges	(80)	(5)
Gain on sale of businesses and assets	1	39
Income tax expense	(13)	(25)

Net loss before cumulative effect of accounting change	$(103)	$(122)

During the three months ended March 31, 2007 and 2006, Nortel had one customer that generated revenues of approximately $309 and $275 or 12.5% and 11.5% of total consolidated revenues, respectively. The revenues were generated throughout all of Nortel’s reportable segments.

6.	Special charges

During the first quarter of 2007, in continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,900 employees and shifting of an additional 1,000 positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Nortel estimates the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan will be approximately $390 and $370, respectively, to be incurred over fiscal 2007 and 2008, of which $75 was expensed in the first three months of 2007. Nortel expects that workforce reductions and shifting of positions will account for $300 of the estimated expense, and $90 will relate to real estate consolidation.

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions are expected to include approximately 350 middle management positions throughout the company, with the balance of the workforce reductions to primarily occur in the U.S. and Canada and span all of Nortel’s segments. Nortel estimates the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan will be approximately $100, to be incurred over fiscal 2006 and 2007. Approximately $72 of the total charges relating to the 2006 Restructuring Plan have been incurred as of March 31, 2007.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During 2004, Nortel announced a strategic work plan involving a focused workforce reduction of approximately 3,250 employees, real estate optimization and other cost containment actions across all segments (the “2004 Restructuring Plan”). Nortel estimates that total charges to earnings associated with the 2004 Restructuring Plan will be approximately $410, comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions. Approximately $365 of the total charges relating to the 2004 Restructuring Plan have been incurred as of March 31, 2007. Substantially all of the charges with respect to the workforce reductions have been incurred, and the remainder of the charges relating to ongoing lease costs, related to the impacted real estate facilities related to the 2004 Restructuring Plan is to be substantially incurred by the end of 2018.

During 2001, Nortel implemented a work plan to streamline operations and activities around core markets and leadership strategies (the “2001 Restructuring Plan”). Substantially all of the charges with respect to the workforce reductions have been incurred, and the remainder of the charges for ongoing lease costs, related to impacted real estate facilities as part of the 2001 Restructuring Plan are to be substantially incurred by the end of 2013.

During the three months ended March 31, 2007, Nortel continued to implement these restructuring work plans. Special charges for the three months ended March 31, 2007 were as follows:

		Contract	Plant and
	Workforce	Settlement and	Equipment
	Reduction	Lease Costs	Write Downs	Total

2007 Restructuring Plan
Provision balance as of December 31, 2006	$—	$—	$—	$—
Other special charges	57	18	—	75
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(6)	—	—	(6)
Non-cash drawdowns	(2)	—	—	(2)

Provision balance as of March 31, 2007	$49	$18	$—	$67

2006 Restructuring Plan
Provision balance as of December 31, 2006	$38	$—	$—	$38
Other special charges	11	—	—	11
Revisions to prior accruals	(6)	—	—	(6)
Cash drawdowns	(15)	—	—	(15)
Non-cash drawdowns	—	—	—	—

Provision balance as of March 31, 2007	$28	$—	$—	$28

2004 Restructuring Plan
Provision balance as of December 31, 2006	$3	$53	$—	$56
Other special charges	—	—	—	—
Revisions to prior accruals	—	—	—	—
Cash drawdowns	(1)	(3)	—	(4)
Non-cash drawdowns	—	—	—	—

Provision balance as of March 31, 2007	$2	$50	$—	$52

2001 Restructuring Plan
Provision balance as of December 31, 2006	$2	$178	$—	$180
Other special charges	—	—	—	—
Revisions to prior accruals	(1)	1	—	—
Cash drawdowns	—	(10)	—	(10)
Non-cash drawdowns	—	—	—	—

Provision balance as of March 31, 2007	$1	$169	$—	$170

Total provision balance as of March 31, 2007(a)	$80	$237	$—	$317

(a)	As of March 31, 2007 and December 31, 2006, the short-term provision balances were $135 and $97, respectively, and the long-term provision balances were $182 and $177, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2007 Restructuring Plan

Three months ended March 31, 2007

For the three months ended March 31, 2007, Nortel recorded special charges of $57 related to severance and benefit costs associated with a workforce reduction of approximately 730 employees, of which 550 were notified of termination during the three months ended March 31, 2007, and $18 related to the real estate initiative. The workforce reduction was primarily in the U.S. and Canada. Approximately 75% of the total restructuring expense related to the 2007 Restructuring Plan is expected to be incurred by the end of 2007.

2006 Restructuring Plan

Three months ended March 31, 2007

For the three months ended March 31, 2007, Nortel recorded special charges of $5, including revisions of $(6), related to severance and benefit costs associated with a cumulative workforce reduction of approximately 935 employees, of which 265 were notified of termination during the three months ended March 31, 2007. The workforce reduction was primarily in the U.S. and Canada. The remaining provision is expected to be substantially drawn down by the end of 2007.

2004 Restructuring Plan

Three months ended March 31, 2007

During the three months ended March 31, 2007, the provision balance for workforce reduction and contract settlement and lease costs was drawn down by cash payments of $1 and $3, respectively. The remaining provision, net of approximately $33 in estimated sublease income, is expected to be substantially drawn down by the end of 2018.

2001 Restructuring Plan

Three months ended March 31, 2007

During the three months ended March 31, 2007, Nortel recorded revisions of $(1) for workforce reduction and $1 for contract settlements and lease costs. The remaining provision, net of approximately $142 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

Segments

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans by segment during the three months ended March 31, 2007 and 2006:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

2007 Restructuring Plan	$11	$45	$15	$4	$—	$75
2006 Restructuring Plan	1	3	1	—	—	5
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	—	—	—	—	—	—

Total special charges for the three months ended March 31, 2007	$12	$48	$16	$4	$—	$80

2006 Restructuring Plan	$—	$—	$—	$—	$—	$—
2004 Restructuring Plan	1	1	1	—	—	3
2001 Restructuring Plan	—	2	—	—	—	2

Total special charges for the three months ended March 31, 2006	$1	$3	$1	$—	$—	$5

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

During the three months ended March 31, 2007, Nortel recorded a tax expense of $13 on a loss from operations before income taxes, minority interests and equity in net loss of associated companies of $78. The tax expense of $13 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions which have been partially offset by the recognition of R&D related incentives.

During the three months ended March 31, 2006, Nortel recorded a tax expense of $25 on a loss from operations before income taxes, minority interests and equity in net loss of associated companies of $110. The tax expense of $25 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes partially offset by the recognition of R&D related incentives.

As of March 31, 2007, Nortel’s net deferred tax assets were $4,104 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carry forwards and tax credit carry forwards.

As a result of having adopted FIN 48, Nortel recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as a $1 increase to the January 1, 2007 accumulated deficit. Additionally, Nortel reduced its gross deferred tax asset by approximately $774, including $620 related to capital losses.

Nortel has approximately $991 of total gross unrecognized tax benefits as of the adoption of FIN 48 at January 1, 2007. Of this total, $75 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the first quarter of 2007, Nortel recognized approximately $1 in interest and penalties. Nortel had approximately $26 and $27 accrued for the payment of interest and penalties as of January 1, 2007 and March 31, 2007, respectively.

Nortel believes it is reasonably possible that $18 of its unrecognized tax benefit will decrease during 2007 as the result of the statute of limitations expiring related to an uncertain tax benefit associated with transfer pricing. This potential decrease in unrecognized tax benefit would impact the effective tax rate in 2007.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. Nortel’s tax years 2000 through 2006 remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding Advance Pricing Arrangements (“APAs”) affecting these periods.

In accordance with SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of the deferred tax assets. This includes a review of such evidence as the carry forward periods of the significant tax assets, Nortel’s history of generating taxable income in its significant tax jurisdictions (namely Canada, the U.S., the U.K. and France), Nortel’s cumulative profits or losses in recent years, and Nortel’s projections of earnings in its significant jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its significant jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not, that the remaining deferred tax assets in these jurisdictions will be realized.

Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $74 for the taxation years of 1999 and 2000. In addition, the tax authorities in France have commenced negotiations to settle the proposed assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to taxable income of approximately $1,119, additional income tax liabilities of $44 inclusive of interest as well as certain adjustments to withholding and other taxes

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of approximately $74 plus applicable interest and penalties. In 2006, Nortel discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or competent authority proceedings under the Canada-France tax treaty. Nortel withdrew from the discussions during the first quarter of 2007 and is in the process of entering into competent authority proceedings. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangements. Nortel continues to monitor the progress of these negotiations; however Nortel is not a party to these negotiations. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001.

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is also in the initial stages of preparing a new APA request which Nortel anticipates will be filed in 2007 to include tax years 2006 through at least 2008. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current year financial statements and intends to file its 2006 corporate income tax returns consistent with the methodology described in its APA requests.

The outcome of the APA application request is uncertain and possible additional losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel does not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.

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

In the second quarter of 2006, Nortel announced changes to its North American pension and post-retirement plans effective January 1, 2008. Nortel will reallocate employees currently enrolled in its defined benefit pension plans to defined contribution plans. In addition, Nortel will eliminate post-retirement healthcare benefits for employees who were not yet age 50 with five years of service as of July 1, 2006.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended March 31,
	2007	2006

Pension expense:
Service cost	$30	$35
Interest cost	115	113
Expected return on plan assets	(121)	(109)
Amortization of prior service cost	1	1
Amortization of net losses	26	34
Curtailment, contractual and special termination losses	2	1

Net pension expense	$53	$75

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended March 31,
	2007	2006

Post-retirement benefit cost:
Service cost	$1	$2
Interest cost	8	11
Amortization of prior service cost	(2)	(1)
Amortization of net losses	—	1

Net post-retirement benefit cost	$7	$13

During the three months ended March 31, 2007, contributions of $136 were made to the defined benefit plans and $9 to the post-retirement benefit plans. Nortel expects to contribute an additional $189 in 2007 to the defined benefit pension plans for a total contribution of $325, and an additional $28 in 2007 to the post-retirement benefit plans for a total contribution of $37.

9.	Acquisitions, divestitures and closures

Acquisitions

LG-Nortel Co. Ltd. Business Venture

On November 3, 2005, Nortel entered into a business venture with LG Electronics Inc. (“LGE”), named LG-Nortel. Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share and LGE received 50% less one share of the equity in LG Nortel. Separately, LGE will be entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals in the 2006 and 2007 fiscal years, of up to a maximum of $80. During the first quarter of 2007, Nortel and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount is recognized in these financial statements.

Divestitures

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics Telecom Systems Ltd. (“Flextronics”) for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. As of March 31, 2007, Nortel had transferred approximately $404 of inventory and equipment to Flextronics relating to the

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal, Chateaudun and Calgary. As Flextronics has the ability to exercise rights to sell back to Nortel certain inventory and equipment after the expiration of a specified period (up to fifteen months) following each respective transfer date, Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at March 31, 2007. Nortel does not expect that rights will be exercised with respect to any significant amount of inventory and/or equipment. Nortel has recorded a deferred gain of $14 on this transaction as of March 31, 2007.

10.	Long-term debt

Convertible notes offering

On March 28, 2007, NNC completed an offering of $1,150 aggregate principal amount of unsecured convertible senior notes (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of Senior Convertible Notes due 2012 (the “2012 Convertible Notes”) and $575 of Senior Convertible Notes due 2014 (the “2014 Convertible Notes”), in each case, including $75 principal amount of Notes issued pursuant to the exercise in full of the over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into common shares of NNC at any time based on an initial conversion rate of 31.25 common shares per $1,000.00 principal amount of Notes (which is equal to an initial conversion price of $32.00 per common share), which rate is not a beneficial conversion option, in each case subject to adjustment in certain events, including a change of control. Holders of Notes who convert their Notes in connection with certain events resulting in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

Upon a change of control, NNC will be required to offer to repurchase the Notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, up to but not including the date of repurchase.

NNC may redeem each series of Notes at any time in cash at a repurchase price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest and any additional interest to the redemption date in the event of certain changes in applicable Canadian withholding taxes. NNC may redeem in cash the 2012 Notes and the 2014 Notes at any time on or after April 15, 2011 and April 15, 2013, respectively, at repurchase prices equal to 100.35% and 100.30% of their respective principal amounts, plus accrued and unpaid interest and any additional interest up to but excluding the applicable redemption date.

The Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. The Notes are senior unsecured obligations of NNC and rank pari passu with all other senior obligations of NNC. Each guarantee is the senior unsecured obligation of the respective guarantor and ranks pari passu with all other senior obligations of that guarantor.

In connection with the issuance of the Notes, NNC, Nortel and NNI entered into a registration rights agreement obligating NNC to file with the U.S. Securities and Exchange Commission prior to or on the 191st day after the issuance of the Notes and to use its reasonable best efforts to cause to become effective prior to or on the 283rd day after the issuance of the Notes, a resale shelf registration statement covering the Notes, the related guarantees and the common shares issuable upon conversion of the Notes. Holders of the Notes will be entitled to the payment of certain additional interest if any of the conditions above, and certain other conditions, are not met.

The net proceeds from the sale of the Notes will be $1,127, after deducting commissions payable to the initial purchasers and other offering expenses. NNC plans to use these net proceeds to redeem at par value on or about September 1, 2007, a corresponding amount of its $1,800 outstanding principal amount of 4.25% convertible senior notes due 2008. Pending this redemption, NNC plans to invest the net proceeds in short term liquid instruments.

Support facility

On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support of certain performance related obligations arising out of normal course business

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

activities for the benefit of Nortel (the “EDC Support Facility”). Nortel obtained a waiver from EDC as of March 9, 2007 of certain defaults and events of defaults arising under the EDC Support Facility as a result of the previously announced need to restate and make adjustments to Nortel’s financial results for prior periods. Absent such a waiver, EDC would have had the right to refuse to issue additional support under the EDC Support Facility and to terminate its commitments under the EDC Support Facility, subject to a 30 day cure period with respect to certain provisions. Nortel became compliant with its obligations under the EDC Support Facility by obtaining the waiver.

As of March 31, 2007, there was approximately $135 of outstanding support utilized under the EDC Support Facility, approximately $97 of which was outstanding under the revolving small bond sub-facility.

11.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee as applicable to Nortel as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of NNC or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. A description of the major types of Nortel’s outstanding guarantees as of March 31, 2007, is provided below:

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

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of March 31, 2007 is $10. A liability of $8 has been accrued in the consolidated financial statements as of March 31, 2007 with respect to the obligation associated with this guarantee.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Historically, Nortel has not made any significant indemnification payments under such agreements. As of March 31, 2007, no liability has been accrued in the consolidated financial statements with respect to Nortel’s intellectual property indemnification obligations.

(c)	Lease agreements

Nortel has entered into agreements with its lessors that guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $37 as of March 31, 2007. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees and no significant liability has been accrued in the consolidated financial statements with respect to the obligations associated with these guarantees.

(d)	Debt agreements

From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, Nortel’s guarantee is secured, usually by the assets being purchased or financed. As of March 31, 2007, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

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

Nortel is a full and unconditional guarantor of NNC’s 2012 Convertible Notes and 2014 Convertible Notes, in the event that NNC does not make payments for the principal, premium, if any, interest and other amounts, if any, as they are due. The maximum amount that Nortel may be required to pay under these guarantees is $1,150 plus the premium, if any, and accrued and unpaid interest. No amount has been accrued in the consolidated financial statements with respect to the obligation associated with this guarantee.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, if the particular transaction becomes invalid. As of March 31, 2007, Nortel had approximately $206 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2007, or collection of the receivable amounts by the counterparty.

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

Nortel has included specified price trade-in rights in certain customer arrangements that qualify as guarantees. As of March 31, 2007, Nortel had accrued $18 with respect to these indemnification obligations.

On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 16), NNC announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters including NNC’s insurers agreeing to pay $229 in cash towards the settlement and NNC agreeing with their insurers to certain indemnification obligations. NNC believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Global Class Action Settlement. NNC is aware of one claim made to the insurers by a former officer, but information is not available at this time to make a reasonable estimate of the amount for which NNC may be liable. As a result, NNC has not recorded a contingent liability as at March 31, 2007. The insurers’ payments would not reduce the amounts payable by NNC as disclosed in note 16.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of March 31, 2007:

Balance as of December 31, 2006	$214
Payments	(38)
Warranties issued	52
Revisions	(26)

Balance as of March 31, 2007	$202

12.	Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents as of:

	March 31,	December 31,
	2007	2006

Bid and performance related bonds(a)	$201	$231
Other bonds(b)	19	30

Total bid, performance related and other bonds	$220	$261

(a)	Net of restricted cash and cash equivalent amounts of $3 and $7 as of March 31, 2007 and December 31, 2006, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $31 and $33 as of March 31, 2007 and December 31, 2006, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-ups and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $28 as of March 31, 2007. These commitments expire at various dates through to 2016.

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

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel, and $40 in research and development funds over the initial four year term of

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

the agreement. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel of five percent of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of March 31, 2007, Nortel had not received any of the research and development funds from Microsoft.

13.	Shareholders’ equity

The following are the changes in shareholders’ equity during the three months ended March 31, 2007:

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Shares	Shares	Capital	Deficit	Loss	Total

Balance — as of December 31, 2006	$536	$1,211	$22,298	$(17,544)	$(608)	$5,893
Net loss	—	—	—	(103)	—	(103)
Foreign currency translation adjustment	—	—	—	—	13	13
Unrealized loss on investments — net	—	—	—	—	(2)	(2)
Pension liability adjustment — net	—	—	—	—	15	15
Unrealized derivative gain on cash flow hedges — net	—	—	—	—	6	6
Stock-based compensation	—	—	24	—	—	24
Adoption of FIN 48 (notes 2 and 7)	—	—	—	(1)	—	(1)
Dividend	—	—	—	(10)	—	(10)
Other	—	—	—	—	—	—

Balance — as of March 31, 2007	$536	$1,211	$22,322	$(17,658)	$(576)	$5,835

The following are the components of comprehensive loss, net of tax, for the following periods:

	Three Months Ended March 31,
	2007	2006

Net loss	$(103)	$(113)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	13	(23)
Unrealized gain (loss) on investments — net(a)	(2)	1
Pension liability adjustment — net	15	6
Unrealized derivative earnings (loss) on cash flow hedges — net(b)	6	(14)

Comprehensive loss	$(71)	$(143)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net loss and were included in accumulated other comprehensive loss until realized. Unrealized gain (loss) on investments was net of tax of nil and nil for the three months ended March 31, 2007 and 2006, respectively.
(b)	During the three months ended March 31, 2007 and 2006, $5 and $5 of net derivative gains (losses) were reclassified to other income — net, respectively. Nortel estimates that $4 of net derivative losses included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

14.	Stock-based compensation plans

Stock options

Prior to 2006, NNC granted options to employees of Nortel to purchase NNC common shares under two existing stock option plans, the NNC Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the NNC Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase NNC common shares could be granted to employees and, under the 2000 Plan, options could be also granted to directors of NNC and Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of market value on the effective date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted prior to 2003 generally vest 33 1/3% on the anniversary date of the grant for three years. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary of the date of grant. The Compensation and Human Resources Committee of the Boards of Directors of Nortel and NNC (the “CHRC”) that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. NNC meets its obligations under both plans by issuing NNC common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) have been rolled over and are available for grant under the NNC 2005 Stock Incentive Plan (the “SIP”) effective January 1, 2006.

During 2005, the shareholders of NNC approved the SIP, a stock-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees of NNC and its subsidiaries, including Nortel. On November 6, 2006, the SIP was amended and restated effective as of December 1, 2006, to adjust the number of common shares available for grant thereunder to reflect the 1 for 10 consolidation of NNC’s issued and outstanding common shares. The subscription price for each share subject to an option shall not be less than 100% of the market value of common shares of NNC on the date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The CHRC, which administers the SIP, generally has the discretion to accelerate or waive any condition to the vesting of options, but in no case shall options granted become exercisable within the first year (except in the event of death), and in no case shall the exercise period exceed ten years. NNC meets its obligations under the SIP by issuing NNC common shares. All stock options granted have been classified as equity instruments based on the settlement provisions of the stock-based compensation plans.

Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment of an amount equal to the excess of the market value of a common share of NNC on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. As of March 31, 2007 and 2006, there were no SARs outstanding.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options have been granted under the 1986 Plan and the 2000 Plan in connection with this program. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of NNC on the date of grant and the replacement options have an exercise price equal to the market value of a common share of NNC on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of NNC at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the periods ended March 31, 2007 and 2006.

NNC also assumed stock option plans in connection with the acquisition of various companies. Common shares of NNC are issuable upon the exercise of options under the assumed stock option plans, although no further options may be

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the SIP, 2000 Plan and 1986 Plan, but are not considered significant to Nortel and NNC’s overall use of stock-based compensation.

Restricted stock units and performance stock units

RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on continued employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of NNC. Vested units will generally be settled upon vesting by delivery of a common share of NNC for each vested unit or payment of a cash amount equal to the market value of a common share of NNC at the time of settlement, or a combination thereof, as determined at the discretion of the CHRC.

Generally, RSUs awarded to executive officers in 2005 and going forward vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded under the SIP will be settled in shares at the time of vesting.

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

Stock-based compensation

The following table provides the stock-based compensation charged by NNC to Nortel and recorded for the following periods:

	Three Months
	Ended March 31,
	2007	2006(a)

Stock-based compensation:
Stock option expense	$20	$14
RSU expense	4	2
PSU expense	1	—

Total stock-based compensation reported	$25	$16

(a)	Includes a reduction of stock-based compensation expense of approximately $9 recognized in the first quarter of 2006 to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

Nortel and NNC estimate the fair value of stock options using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107. The key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected term of the options, the volatility of NNC’s stock, the risk-free rate and NNC’s dividend yield. Nortel and NNC believe that the Black-Scholes-Merton option-pricing model utilized to develop the underlying assumptions is appropriate in calculating the fair values of NNC’s stock options.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following weighted-average assumptions were used in computing the fair value of stock options for purposes of expense recognition and pro forma disclosures, as applicable, for the following periods:

	Three Months Ended March 31,
	2007	2006(d)

Black-Scholes weighted-average assumptions
Expected dividend yield	0.00%	—
Expected volatility(a)	53.56%	—
Risk-free interest rate(b)	4.43%	—
Expected option life in years(c)	4	—
Weighted-average stock option fair value per option granted	$11.86	—

(a)	The expected volatility of NNC’s stock is estimated using the daily historical stock prices over a period equal to the expected term.
(b)	Nortel used the five year government treasury bill rate to approximate the four year risk free rate.
(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.
(d)	Due to the restatement effected in the second quarter of 2006 and the suspension of trading under the plans, no awards were granted by NNC in the first quarter of 2006.

The fair value of RSU awards is NNC’s stock price on the date of grant. Nortel estimates the fair value of PSU awards using a Monte Carlo simulation model, consistent with the provisions of SFAS 123R. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months
	Ended March 31,
	2007	2006(b)

Monte Carlo assumptions
Beta	1.9	—
Risk-free interest rate(a)	4.46%	—

(a)	The risk-free rate used was the three year government treasury bill rate.
(b)	Due to the restatement effected in the second quarter of 2006 and the suspension of trading under the plans, no awards were granted by NNC in the first quarter of 2006.

As of March 31, 2007, the annual forfeiture rates applied to NNC’s stock option plans, RSU and PSU awards were 16%, 13% and 7%, respectively.

Cash received by NNC from exercises under all share-based payment arrangements were $7 and $1 for the three months ended March 31, 2007 and 2006, respectively. Tax benefits realized by NNC related to these exercises were nil and nil, for the three months ended March 31, 2007 and 2006, respectively.

15.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees that are under or are subject to Nortel’s significant influence and with business ventures of Nortel and with NNC and directly owned subsidiaries of NNC. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Transactions with related parties are summarized for the following periods:

	Three Months
	Ended March 31,
	2007	2006

Revenues:
LG Electronics Inc.(a)	$7	$1
Vertical Communications Systems Inc.(b)	4	—
Other	2	1

Total	$13	$2

Purchases:
LG Electronics Inc.(a)	79	53
Sasken Communications Technology Ltd. (“Sasken”)(c)	5	8
GNTEL Co., Ltd (“GNTEL”)(d)	15	9
Other	1	—

Total	$100	$70

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory related items. As of March 31, 2007, accounts payable to LGE was $89, compared to $76 as at December 31, 2006.

(b)	LG-Nortel currently owns a minority interest in Vertical Communications Ltd. (“Vertical”), which on December 1, 2006 acquired Vodavi. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.

(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. As of March 31, 2007, accounts payable to Sasken was $2, compared to $2 as at December 31, 2006.

(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of March 31, 2007, accounts payable to GNTEL was $15, compared to $17 as at December 31, 2006.

Balances with related parties were as follows:

	March 31,	December 31,
	2007	2006

Consolidated balance sheets
Owing (to) from NNC — net	$(228)	$847
Owing from NNC subsidiaries — net	83	77
Other related parties	(90)	(84)

Related party receivables (payables)	$(235)	$840

16.	Contingencies

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

During 2006, NNC entered into agreements to settle all of the Nortel I Class Actions and Nortel II Class Actions (the “Global Class Action Settlement”) concurrently, except one related Canadian action described below. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, British Columbia and Quebec, and became effective on March 20, 2007.

Under the terms of the Global Class Action Settlement, NNC will pay $575 in cash and issue approximately 62,866,775 common shares of NNC (representing approximately 14.5% of NNC’s common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting NNC’s 1 for 10 common share consolidation on December 1, 2006 to the plaintiffs. NNC will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under NNC’s bonus plan. The total settlement amount will include all plaintiffs’ court approved attorneys’ fees. On June 1, 2006, NNC placed $575 plus accrued interest of $5 into escrow and has classified this amount as restricted cash. As a result of the Global Class Action Settlement, NNC established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve has been adjusted each quarter since February 2006 to reflect the fair value of the common shares issuable.

The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of shares issuable by NNC in connection with the equity component was fixed. As such, a final measurement date occurred for the equity component of the settlement and the value of the shares issuable was fixed at their fair value of $1,626 on the effective date. No further fair value adjustments will be made beyond March 20, 2007.

NNC recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of a final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within shareholders’ equity on March 20, 2007 as the number of issuable shares was fixed on that date. The reclassified amount will be further reclassified to common shares as the shares are issued. At the effective date of March 20, 2007, NNC also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement as the funds are controlled by the escrow agents and NNC’s obligation has been extinguished. The administration of the settlement will be a complex and lengthy process. The claims administrator will submit lists of approved claims to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants will begin. It is not possible to predict how long the process will take, although it is expected to take many months.

NNC’s insurers have agreed to pay $229 in cash toward the settlement and NNC has agreed to certain indemnification obligations with its insurers. NNC believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.

Under the terms of the Global Class Action Settlement, NNC also agreed to certain corporate governance enhancements. These enhancements include the codification of certain of NNC’s current governance practices in the written mandate for its Board of Directors and the inclusion in its Statement of Corporate Governance Practices contained in NNC’s annual proxy circular and proxy statement of disclosure regarding certain other governance practices.

In August 2006, NNC reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval (the “Ontario

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Settlement”). In February 2007, the court approved the Ontario Settlement. The settlement did not have a material impact on NNC’s financial condition and an accrued liability was recorded in the third quarter of 2006.

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

Beginning in December 2001, NNC, together with certain of its then-current and former directors, officers and employees, was named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the NNC Long-Term Investment Plan, who held shares of the NNC Networks Stock Fund during the period from March 7, 2000, through November 28, 2006. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC’s common shares through the investment plan. A class of plaintiffs in this action has not yet been certified.

In January 2005, NNC and Nortel filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, their former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003.

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against NNC and Nortel asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against NNC and Nortel asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

In June 2005, Ipernica Limited (formerly known as QSPX Development 5 Pty Ltd), an Australian patent holding firm, filed a lawsuit against NNC in the U.S. District Court for the Eastern District of Texas alleging patent infringement. In April 2007, the jury reached a verdict to award damages to the plaintiff in the amount of $28. Following post-trial motions, the trial judge will enter a judgment that could range from increasing the damages award against NNC to a reversal of the jury’s verdict.

Except as otherwise described herein, each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. NNC is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to NNC of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which NNC has recorded in its first quarter of 2007 and 2006 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, NNC has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, NNC cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, NNC intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. NNC will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters

Nortel’s operations are subject to a wide range of environmental laws in various jurisdictions around the world. Nortel seeks to operate its business in compliance with such laws. Nortel is and will be subject to various product content laws and product take-back and recycling requirements that will require full compliance in the coming years. As a result of these laws and requirements Nortel will incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on the business, results of operations, financial condition or liquidity in the past, there can be no assurance that Nortel will not be required to incur such costs in the future. Nortel continues to evolve compliance plans and risk mitigation strategies relating to the new laws and requirements. Nortel intends to design and manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2007, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of March 31, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Nortel. The MD&A should be read in combination with our unaudited condensed consolidated financial statements and the accompanying notes. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Annual Report, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

Our plan for business transformation is expected to address our most significant operational challenges. It is focused on simplifying our organizational structure and maintaining a strong focus on revenue generation and improved operating margins as well as quality improvements and cost reductions through a program known as Six Sigma. Our plan contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), research and development, or R&D, effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas. Other initiatives include the continued progress of our finance transformation project, which will implement, among other things, a new information technology platform to provide an integrated global financial system.

We remain focused on integrity renewal and ethical conduct through a commitment to effective corporate governance practices and the remediation of the material weakness in our internal controls. We have an enhanced compliance function that places greater emphasis on compliance with applicable laws and company policies, and we have increased employee awareness of ethics issues through an online ethics training program and a new code of business conduct.

Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies, with a specific focus on mobility and convergence, enterprise transformation, and services and solutions. We anticipate that industry demand for wireless networking solutions will increase due to continued subscriber and network traffic growth to support applications such as mobile video. As a result, we plan to increase our investment in metro ethernet, particularly to support video delivery over wired as well as wireless access, and in products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, and the IMS service creation and control architecture, and other 4G products as the market determines, such as LTE.

We believe we are well-positioned in many enterprise voice networks today, but continue to face competitive challenges in integrating our voice and data portfolios to capitalize on the trend towards internet protocol, or IP, converged networks. We have taken steps to strengthen our end-to-end convergence solutions and focus on the enterprise market, including through the acquisition of Tasman Networks Inc. in 2006, which has strengthened our data portfolio. In the third quarter of 2006, we entered into a strategic alliance with Microsoft Corporation to facilitate the ongoing transition of a key component of our business from traditional voice technology to software.

Our four reportable segments are: Mobility and Converged Core Networks, or MCCN, Enterprise Solutions, or ES, Global Services, or GS, and Metro Ethernet Networks, or MEN. In the first quarter of 2007, we changed the name of the MCCN segment to Carrier Networks, or CN. The CN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices and also offers circuit- and packet-based voice switching products that provide traditional, full featured voice services as well as internet-based voice and multimedia communication services to telephone companies, wireless service providers, cable operators and other service providers. Increasingly, CN addresses customers who want to provide service across both wireless and wired devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and to transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multimedia communications services.

In the first quarter of 2007, we further refined our segments. Revenues from network implementation services consisting of network planning, engineering, installation and project management services bundled in customer contracts and previously included with sales in each of CN, ES and MEN have now been reallocated to our GS segment for management reporting purposes. The segments are discussed below. The amount reallocated to the GS segment was based primarily on the stated value of the services in the respective bundled customer arrangements. We have recast our first quarter 2006 segment information to reflect these changes in our reportable segments.

How We Measure Business Performance

Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measures used by the CEO are operating margin and management earnings (loss) before income taxes, or Management EBT. Operating Margin is a non-GAAP measure defined as Gross Profit less SG&A and R&D expenses. Operating Margin percentage is a non-GAAP measure defined as Operating Margin divided by Revenue. Consolidated Management EBT is a non-GAAP measure defined as Operating Margin less interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance and supplemental information used by management in its financial and operational decision making. These non-GAAP measures may also facilitate comparisons to our historical performance and our competitors’ operating results.

These non-GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our financial statements prepared in accordance with GAAP. These measures may not be synonymous to similar measurement terms used by other companies.

First Quarter Financial Highlights

The following is a summary of our first quarter financial highlights:

	For the Three Months Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change

Revenues	$2,483	$2,390	$93	4
Gross Profit	1,004	926	78	8
Gross Margin %	40.4%	38.7%		1.7 pts
Selling, General and Administrative Expense	603	609	(6)	(1)
Research and Development Expense	405	475	(70)	(15)

Operating Margin	(4)	(158)	154
Operating Margin %	-0.2%	-6.6%		6.4 pts
Interest Expense	(69)	(38)	(31)
Other Income — Net	86	57	29	51
Minority Interest	(12)	15	(27)	(180)
Equity in Net Loss of Associated Companies — Net of Tax	—	(2)	2

Management EBT	1	(126)	127
Amortization of Intangibles	12	5	7	140
Special Charges	80	5	75	1,400
Gain on Sale of Businesses and Assets	(1)	(39)	38
Income Tax Expense	(13)	(25)	12

Net Loss Before Cumulative Effect of Accounting Change	$(103)	$(122)	19

As discussed below under “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters”, we have restated our consolidated financial statements for the first, second and third quarters of 2006. For additional information see note 3, “Restatement of previously issued financial statements” to the accompanying unaudited condensed consolidated financial statements and the 2006 Annual Report.

•	Revenues increased 4% to $2,483: Revenues increased in the first quarter of 2007 compared to the first quarter of 2006 in the ES and MEN segments, partially offset by declines in the CN and GS segments. From a geographic perspective, the increase was driven by the Asia and U.S. regions, partially offset by declines in the Caribbean and Latin America, or CALA, and Europe, Middle East and Africa, or EMEA, regions. The revenue growth is primarily attributable to deferred revenues recognized in the first quarter of 2007 due to our ongoing completion or elimination of customer deliverable obligations and CDMA growth, partially offset by declines in the CN and GS segments related to the divestiture of certain assets and liabilities related to our UMTS Access business, which was completed in the fourth quarter of 2006 and impacted the CN and GS segments.

•	Gross margin increased 1.7 percentage points to 40.4%: The increase was predominantly due to the shift in product mix in the first quarter of 2007 as compared to the first quarter of 2006, most significantly in the CN and GS segments primarily due to the UMTS Access divestiture.

•	Operating margin increased by $154 to a loss of $4: The increase was predominately due to increased gross profit as a result of the increase in revenues and gross margins, and decreased R&D expenses in the first quarter of 2007 compared to the first quarter of 2006 as a result of continued momentum related to our business transformation initiatives and the UMTS Access divestiture.

•	Management EBT increased by $127 to an income of $1: The increase in Management EBT was driven primarily by increases in the CN and ES segments. The CN and GS segments continued to be significantly more profitable than ES and MEN.

•	Net loss decreased $19 to a net loss of $103 from a net loss of $122: The decrease in net loss was driven primarily by decreases in operating expenses and an increase in operating margin.

•	Cash and cash equivalents increased $1,062 from December 31, 2006 to $4,549 at March 31, 2007: The increase in cash was primarily driven by net cash from operating activities of $1,158 and net positive impacts from foreign exchange of $6, partially offset by net cash used in investing activities of $85 and net cash used in financing activities of $17.

Significant Business Developments

Convertible Notes Offering

On March 28, 2007, NNC completed an offering of convertible senior notes, or the Convertible Notes, in an aggregate principal amount of $1,150. NNC plans to use the net proceeds to redeem at par value on or about September 1, 2007, a corresponding amount of our $1,800 outstanding principal amount of 4.25% convertible notes, which mature in September 2008. Pending this redemption, NNC plans to invest the $1,127 net proceeds of the Convertible Notes offering in short term liquid investments.

Business Transformation Initiatives

On February 7, 2007, we outlined the next steps of our Business Transformation plan with the announcement of a work plan to implement a net reduction in our global workforce of approximately 2,900 positions, or the 2007 Restructuring Plan. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio. Upon completion, the 2007 Restructuring Plan is expected to result in annual savings of approximately $400.

Global Class Action Settlement

In February 2006, NNC announced an agreement to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Global Class Action Settlement. Subsequently, NNC entered into agreements to settle all related Canadian actions. In December of 2006 and January of 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, Quebec and British Columbia. The Global Class Action Settlement became effective on March 20, 2007.

Appointment of KPMG LLP

On May 2, 2007, the appointment of KPMG LLP as NNC’s principal independent public accountants beginning with fiscal 2007 was approved by its shareholders at its Annual and Special Meeting of Shareholders. KPMG LLP was also appointed as our principal independent public accountants on the same date by NNC, our sole common shareholder.

Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters

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

As part of these remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. As a result, we effected a further restatement of our consolidated financial statements, or the Third Restatement, for the years ended December 31, 2004 and 2005, and for the fiscal quarters ended March 31, June 30 and September 30, 2006, in May 2006. For information relating to these prior restatements and control deficiencies that resulted in previously reported material weaknesses, please see the Controls and Procedures section of our 2003, 2004 and 2005 Annual Reports on Form 10-K.

During 2006, we continued to build on the remedial actions in 2004 and 2005 and implemented significant changes to our internal control over financial reporting and continued to develop and implement remedial measures to address unremedied material weaknesses, as well as to implement the recommendations for remedial measures in the Independent Review Summary. As at December 31, 2006, we concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of the deficiencies that comprise the following revenue related material weakness as at December 31, 2006, which is further described in the Controls and Procedures section of this report:

•	lack of sufficient cross-functional communication and coordination, including further definition of roles and responsibilities, with respect to the scope and timing of customer arrangements, insufficient segregation of duties in certain areas, delayed implementation of Nortel review processes and personnel for our business venture with LG Electronics, Inc., or LG-Nortel, and insufficient controls over certain end user computing applications, all of which impact upon the appropriate application of U.S. GAAP to revenue generating transactions.

In the course of the preparation of our 2006 annual financial statements, we identified certain errors primarily through discussions with our North American pension and post-retirement actuaries and through our ongoing remediation efforts with respect to our material weakness related to revenue recognition and our previously reported material weaknesses and other internal control deficiencies. As a result, we restated our consolidated balance sheet as of December 31, 2005 and consolidated statement of operations, changes in equity and comprehensive income (loss) and statement of cash flows for the years ended December 31, 2005 and 2004, as well as the quarters ended March 31, June 30 and September 30, 2006. The adjustments related to: (i) pension and post-retirement benefits errors, (ii) revenue recognition errors, (iii) a prior year tax error, and (iv) other errors.

The following table summarizes the adjustments from the most recent restatement for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
		Cost of	Net Earnings
	Revenues	Revenues	(Loss)

As previously reported	$2,382	$1,473	$(100)
Adjustments:
Pension and post-retirement errors	—	3	(8)
Revenue recognition errors	8	(15)	19
Other errors	—	3	(24)

As restated	$2,390	$1,464	$(113)

Regulatory Actions

We are under investigation by the United States Securities and Exchange Commission, or SEC, and the Ontario Securities Commission, or OSC, Enforcement Staff. In addition, we received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is ongoing. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve our or an independent adviser to report on the review, assessment and monitoring of our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customer:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

United States	$1,216	$1,128	$88	8
EMEA	578	633	(55)	(9)
Canada	173	162	11	7
Asia	382	305	77	25
CALA	134	162	(28)	(17)

Consolidated	$2,483	$2,390	$93	4

Revenues increased to $2,483 in the first quarter of 2007 from $2,390 in the first quarter of 2006, an increase of $93, or 4%. Revenues increased in Canada, the U.S. and Asia due to increased volumes and the recognition of previously deferred revenue. These revenue increases were partially offset by the UMTS Access divestiture in the fourth quarter of 2006, which resulted in decreased revenues in the first quarter of 2007, with the most significant impact in EMEA. The first quarter of 2007 revenues also benefited from favorable foreign currency exchange impacts, resulting in an estimated increase of approximately 1%, driven by the strengthening of the British Pound and Euro against the U.S. dollar.

Revenues in Canada and the U.S. increased by $99 in the first quarter of 2007 compared to the first quarter of 2006, driven primarily by increases in our CN and ES segments. CDMA solutions increased by $96 in the U.S. and $33 in Canada, partially offset by a decrease in GSM and UMTS solutions of $41 in the U.S. due to revenues associated with the completion of major projects in 2006 that were not repeated in the first quarter of 2007. CN circuit and packet voice solutions decreased by $27 in the U.S. and $8 in Canada as a result of a decline in demand for traditional Time Division Multiplexing, or TDM, based solutions and the completion of major projects in 2006 that were not repeated in the first quarter of 2007. The ES segment increased by $44 in the U.S., primarily due to market growth and the recognition of previously deferred revenue due to our ongoing completion or elimination of customer deliverable obligations for certain products in our enterprise data networking and security solutions business. The MEN segment increased by $29 in Canada and the U.S. primarily due to the recognition of previously deferred revenue as a result of the completion of certain customer contract deliverables resulting from the termination of a supplier agreement, partially offset by volume decreases and a declining market for maturing products.

Revenues increased by $77 in Asia in the first quarter of 2007 compared to the first quarter of 2006, driven primarily by increases in our CN and ES segments. GSM and UMTS solutions revenue in Asia increased by $35 as a result of increases in revenue for LG-Nortel, partially offset by certain other volume decreases. CDMA solutions increased by $14 and CN circuit and packet voice solutions increased by $16 due to increases in revenue for LG-Nortel. Enterprise circuit and packet solutions increased by $13 in Asia, driven primarily by LG-Nortel.

Revenues decreased by $55 in EMEA in the first quarter of 2007 compared to the first quarter of 2006, driven primarily by decreases in our CN and GS segments attributable to the UMTS Access divestiture. Enterprise circuit and packet solutions increased by $36 in EMEA and enterprise data networking and security solutions increased by $44 mainly due to market growth and the recognition of previously deferred revenue due to our ongoing completion or elimination of customer deliverable obligations for certain products. MEN optical networking solutions in EMEA increased by $53 and were positively impacted by the recognition of previously deferred revenue as a result of the completion of certain customer contract deliverables.

Revenues decreased by $28 in CALA in the first quarter of 2007 compared to the first quarter of 2006, driven primarily by decreases in our CN segment, partially offset by increases in our MEN and ES segments. GSM and UMTS solutions revenue in CALA decreased by $27 due to revenues associated with the completion of major projects in 2006 that were not repeated in the first quarter of 2007.

Gross Margin

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Gross Profit	$1,004	$926	$78	8
Gross Margin	40.4%	38.7%		1.7 pts

Gross margin increased to 40.4% in the first quarter of 2007 compared to 38.7% in the first quarter of 2006, an increase of 1.7 percentage points. Historically, our gross margins have been lower in the Asia and EMEA regions than in the Canada and U.S. regions, primarily due to competitive pressures and product and customer mix. In the first quarter of 2007 we experienced a geographical mix change resulting in a greater proportion of our revenues from the North America and Asia regions while the EMEA region saw a decline as a result of the divestiture of our UMTS Access business. In the first quarter of 2007, improved product mix within the CN segment, primarily related to the divestiture of our UMTS Access business, resulted in an increase in gross margin of 2.4 percentage points, which was partially offset by the recognition of previously deferred revenue in our MEN portfolio that negatively impacted gross margins by approximately 0.7 percentage points.

Operating Margin

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Operating Margin	$(4)	$(158)	$154	97
Operating Margin as a Percentage of Revenue	(0.2)%	(6.6)%		6.4 pts

Operating margin increased from a loss of $158 in the first quarter of 2006 to a loss of $4 in the first quarter of 2007, an increase of $154 or 97%. Operating margin as a percentage of revenue increased by 6.4 percentage points in the first quarter of 2007 compared to the first quarter of 2006. The increase in operating margin was primarily the result of decreases in both SG&A and R&D. Cost savings of approximately $70 resulted from the UMTS Access divestiture, accompanied with costs savings as a result of decreases in employee related expenses and savings of $12 in relation to our internal control remediation plans. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the strengthening of the Euro and British pound against the U.S. dollar and increased costs in our employee bonus plans of $9.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

2007 Restructuring Plan	$75	$—	$75
2006 Restructuring Plan	5	—	5
2004 Restructuring Plan	—	3	(3)	(100)
2001 Restructuring Plan	—	2	(2)	(100)

Total Special Charges	$80	$5	$75	1,500

2007 Restructuring Plan

In the first quarter of 2007, we outlined the next steps of our Business Transformation plan with the announcement of the 2007 Restructuring Plan. The plan includes a net reduction in our global workforce of approximately 2,900 employees plus a shift of approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio by approximately 500,000 square feet by the end of 2007. We expect to incur charges of approximately $390, with approximately $300 related to the workforce reductions and approximately $90 related to the real estate actions. We recorded special charges of $75, $57 related to workforce reductions and $18 related to the real estate initiatives in the first quarter of 2007. Cash expenditures are currently estimated to be approximately $370, of which $6 were incurred in the first quarter of 2007. Cash expenditures are expected to be incurred generally in the same timeframe as the charges are incurred. Upon completion, these actions are expected to deliver approximately $400 in annual savings, with approximately half of these annual savings expected to be realized in 2007.

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes workforce reductions of approximately 1,900 employees, as well as the creation of approximately 800 new positions in our Operations Centers of Excellence. The workforce reductions span all of our segments and are expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada. We estimate total charges to earnings and cash associated with the 2006 Restructuring Plan will be approximately $100, of which $72 in charges were incurred through the first quarter of 2007, with the remainder expected to be incurred in the remainder of 2007. Through the first quarter of 2007, we incurred total cash costs related to the 2006 Restructuring Plan of approximately $44 with the remaining cash costs expected to be incurred primarily in the remainder of 2007. Annual savings from these actions were targeted to be approximately $100 in 2007 and approximately $175 by 2008 and we continue to expect to meet these targeted savings.

2004 Restructuring Plan

In the third quarter of 2004, we announced a strategic plan involving focused workforce reductions of approximately 3,250 employees, real estate optimization and other cost containment actions, or the 2004 Restructuring Plan. We estimate total charges to earnings associated with the 2004 Restructuring Plan in the aggregate of approximately $410 comprised of approximately $240 with respect to the workforce reductions and approximately $170 with respect to the real estate actions, of which $365 have been incurred. Substantially all of the charges with respect to the workforce reductions have been incurred with the remainder of the charges related to ongoing lease costs for impacted real estate facilities to be substantially incurred by the end of 2018. We expect to incur total cash costs related to the 2004 Restructuring Plan of approximately $360, which are split approximately $230 for workforce reductions and $130 for real estate actions. Through the first quarter of 2007, we incurred total cash costs related to the 2004 Restructuring Plan of approximately $264, with the remaining cash costs expected to be substantially incurred by the end of 2018.

2001 Restructuring Plan

During 2001, we implemented a work plan to streamline operations and activities around core markets and leadership strategies in light of the significant downturn in both the telecommunications industry and the economic environment, and capital market trends impacting operations and expected future growth rates, or the 2001 Restructuring Plan. Substantially all of the charges with respect to the workforce reductions have been incurred, with the remainder of the charges related to ongoing lease costs for impacted real estate facilities to be substantially incurred by the end of 2024. We incurred cash costs related to the 2001 Restructuring Plan of $10 in the first quarter of 2007. Remaining cash costs relating to the 2001 Restructuring Plan of approximately $185 are expected to be incurred into 2024 for ongoing lease costs related to impacted real estate facilities.

The following table sets forth special charges by segment for the three months ended March 31:

	2007
	Restructuring	2006 Restructuring		2004 Restructuring		2001 Restructuring		Total Special
	Plan	Plan		Plan		Plan		Charges
	2007	2007	2006	2007	2006	2007	2006	2007	2006

Special charges by segment:
Carrier Networks	$45	$3	$—	$—	$1	$—	$2	$48	$3
Enterprise Solutions	11	1	—	—	1	—	—	12	1
Metro Ethernet Networks	15	1	—	—	1	—	—	16	1
Global Services	4	—	—	—	—	—	—	4	—
Other	—	—	—	—	—	—	—	—	—

Total special charges	$75	$5	$—	$—	3	$—	$2	$80	$5

Gain on Sale of Businesses and Assets

We did not have any material asset or business dispositions in the first quarter of 2007. In the first quarter of 2006, gain on sale of businesses and assets was $39, primarily due to a gain of $19 on the sale of certain assets and a gain of $18 on the sale of our Brampton facility.

Other Income — Net

The components of other income — net were as follows:

	For the Three Months Ended March 31,
	2007	2006

Interest and dividend income(a)	$62	$28
Loss on sale or write down of investments	—	(1)
Currency exchange gains(b)	(1)	1
Other — net	25	29

Other income — net	$86	$57

(a)	Interest and dividend income on our short-term investments.
(b)	Currency exchange gains and losses were primarily related to day-to-day transactional activities.

In the first quarter of 2007, other income — net was $86, which included interest and dividend income on our short term investments of $62 and other net income of $25, which was primarily driven by $9 in royalties from patented technology, $6 from the sub-lease of certain facilities and $3 of mark-to-market gains on certain warrants and swaps not qualified for hedge accounting.

In the first quarter of 2006, other income — net was $57, which included interest and dividend income on our short-term investments of $28. Other net income of $29 was primarily driven by a gain of $26 related to the sale of a note receivable from Bookham, Inc.

Interest Expense

Interest expense increased by $31 in the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily due to higher debt levels, interest rates and borrowing costs on our debt as a result of the issuance of the $2,000 principal amount of high-yield notes in July 2006.

Income Tax Expense

During the three months ended March 31, 2007, we recorded an income tax expense of $13 on pre-tax loss from operations of $78 before minority interests and equity in net earnings (loss) of associated companies. The income tax expense of $13 was primarily related to the reduction of our deferred tax assets, current tax provisions in certain taxable jurisdictions, and various corporate minimum and other taxes. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.

During the three months ended March 31, 2006, we recorded an income tax expense of $25 on a pre-tax loss from operations of $110 before minority interests and equity in net earnings (loss) of associated companies. We recorded a tax expense against the earnings of certain taxable entities, partially offset by the tax benefit of certain R&D related incentives and favorable audit settlements, and we recorded additional valuation allowances against the tax benefit of current period losses of other entities

As of March 31, 2007, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France). These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”

Segment Information

Carrier Networks

The following table sets forth revenues and Management EBT for the CN segment:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Revenue
CDMA solutions	$568	$439	$129	29
GSM and UMTS solutions	271	436	(165)	(38)
Circuit and packet voice solutions	170	196	(26)	(13)

Total Revenue	$1,009	$1,071	$(62)	(6)

Management EBT	$136	$57	$79	139

CN revenues decreased to $1,009 in the first quarter of 2007 from $1,071 in the first quarter of 2006, a decrease of $62 or 6%. The decrease in 2007 was driven primarily by the UMTS Access divestiture in the fourth quarter of 2006 and by declines in the demand for our traditional technologies such as GSM and TDM. These decreases were partially offset by volume increases in CDMA solutions.

CDMA solutions revenues increased $96 and $33 in the U.S. and Canada, respectively, primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings, higher revenues associated with the continuing rollout of our EV-DO Rev A technology, and the first quarter of 2006 negatively impacted by delays in spending by one of our major customers.

The decline in GSM and UMTS solutions was primarily due to declines in EMEA of $131, the U.S. of $41 and CALA of $27. The decline in EMEA is primarily due to a $109 decrease in UMTS solutions as a result of the UMTS Access divestiture in the fourth quarter of 2006. In the U.S. and CALA, revenues associated with the completion of major projects in 2006 were not repeated in the first quarter of 2007. The declines in EMEA, the U.S. and CALA were partially offset by an increase in Asia of $35, driven by increases in revenue for LG-Nortel, which were partially offset by other volume decreases.

The decrease in circuit and packet voice solutions was driven primarily by declines in revenues from traditional product solutions in the first quarter of 2007, partially offset by increase in revenue for LG-Nortel.

Management EBT for the CN segment increased to $136 in the first quarter of 2007 from $57 in the first quarter of 2006, an increase of $79 or 139%. The $79 increase was the result of an increase in gross profit of $13 and decreases in SG&A and R&D expenses of $8 and $79, respectively. These increases to Management EBT were partially offset by an increase in minority interest expense of $14.

CN gross profit increased by $13 due to increased sales volumes in CDMA solutions and gross margin increased by 4.1 percentage points as a result of product mix related to higher revenues related to CDMA solutions and lower revenues related to UMTS Access solutions as a result of the UMTS Access divestiture in the fourth quarter of 2006 and other traditionally lower margin products. The decrease in SG&A of $8 was primarily due to decreased headcount costs as a result of the UMTS Access divestiture. R&D expense decreased by $79 primarily due to the UMTS Access divestiture, as well as headcount reductions, low-cost outsourcing and reduced investment in maturing technologies consistent with our cost reduction initiatives. These decreases were partially offset by focused increases in R&D related to opportunities we believe have the greatest potential for growth.

Enterprise Solutions

The following table sets forth revenues and Management EBT for the ES segment:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Revenue
Circuit and packet voice solutions	$375	$327	$48	15
Data networking and security solutions	222	128	94	73

Total Revenue	$597	$455	$142	31

Management EBT	$8	$(23)	$31	—

ES revenues increased to $597 in the first quarter of 2007 from $455 in the first quarter of 2006, an increase of $142 or 31%. The increase in 2007 was driven primarily by market growth, volume increases, and the recognition of previously deferred revenue as a result of the elimination of our previously established practice of providing PCS for certain products.

The enterprise market is in the process of transitioning from traditional communications systems to next-generation IP networks. The change in the product mix of our ES revenues in 2006 and 2007 is consistent with this trend. We continue to see growth in our packet-based voice solutions which support the next-generation technology, while seeing continued decline in our traditional circuit-based voice solutions.

Revenues from enterprise circuit and packet voice solutions increased by $36 in EMEA due to volume increases and $13 in Asia due to strong performance from LG-Nortel.

The increase in enterprise data networking and security solutions was primarily the result of increases of $44 in each of the U.S. and EMEA primarily due to volume increases and the recognition of previously deferred revenue as a result of the elimination of our previously established practice of providing PCS for certain products.

Management EBT for the ES segment increased to $8 in the first quarter of 2007 from a loss of $23 in first quarter of 2006, an increase of $31. This increase in Management EBT was primarily driven by an increase in gross profit of $66, partially offset by increases in SG&A and R&D expenses of $28 and $11, respectively. Gross margin remained essentially flat and gross profit increased by $66 primarily due to higher sales volumes and recognition of previously deferred revenue. The increase in SG&A expense of $28 was due to investments across all regions to drive growth and also due to unfavorable foreign exchange impacts. Increased investment in the development of our packet-based voice, data and security solutions portfolios resulted in an increase in R&D expense of $11.

Global Services

The following table sets forth revenues and Management EBT for the Global Services segment:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Revenue	$448	$506	$(58)	(11)

Management EBT	$77	$91	$(14)	(15)

GS revenues decreased to $448 in the first quarter of 2007 from $506 in the first quarter of 2006, a decrease of $58, or 11%. The decrease is primarily related to the UMTS Access divestiture in the fourth quarter of 2006.

The decrease in GS revenue was primarily due to the $76 decrease in network implementation services, primarily related to the UMTS Access divestiture, and lower sales volumes in the U.S. These decreases were partially offset by growth of $15 in network support services, primarily due to growth in EMEA in businesses other than UMTS of $7 and an increase of $8 in Asia due to increased volume. In the first quarter of 2007, the majority of GS revenue continued to be generated by network support services. Decreases in GS revenues in the U.S. and EMEA of $13 and $46, respectively, were partially offset by an increase in Asia of $3.

Management EBT in the GS segment decreased to $77 in the first quarter of 2007 from $91 in the first quarter of 2006, a decrease of $14. Gross margin increased by 4.0 percentage points while gross profit increased by $2 as the impact of gross margin increase more than offset lower sales volumes. The increase in gross margin was primarily attributable to a favorable services mix and favorable foreign exchange impacts. An increase in SG&A and R&D of $9 and $2, respectively, and an increase in minority interest expense from our joint ventures in EMEA and Asia of $5 primarily drove the decrease in Management EBT. The increases in SG&A and R&D resulted from investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth.

Metro Ethernet Networks

The following table sets forth revenues and Management EBT for the MEN segment:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Revenue
Optical Networking Solutions	$263	$212	$51	24
Data Networking and Security Solutions	110	81	29	36

Total Revenue	$373	$293	$80	27

Management EBT	$(16)	$(17)	$1	—

MEN revenues increased to $373 in the first quarter of 2007 from $293 in the first quarter of 2006, an increase of $80 or 27%. The increase in the MEN segment was driven by the completion of certain customer contract deliverables which triggered the recognition of deferred revenue and increased optical volumes, partially offset by decreases in volumes for certain mature product portfolios.

Revenues from optical networking solutions increased by $53 in EMEA, primarily due to the recognition of previously deferred revenue as a result of the completion of certain customer contract deliverables. Revenues from data networking and security solutions increased by $37 in the U.S., primarily due to the recognition of previously deferred revenue as a result of the completion of certain customer contract deliverables resulting from termination of a supplier agreement, partially offset by volume decreases and a declining Multiservice Switch/Services Edge Router market.

Management EBT for the MEN segment remained essentially flat as a result of essentially flat gross profit, SG&A and R&D expenses. MEN gross margin decreased by 8.6 percentage points primarily attributable to unfavorable product mix and the recognition of deferred revenue at lower margins, while gross profit remained essentially flat as the unfavorable product mix was offset by volume increases. The MEN segment also continues to feel the impact of pricing pressure.

Other

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change

Revenue	$56	$65	$(9)	(14)

Management EBT	$(204)	$(234)	$30	—

Other revenues are comprised primarily of revenues from Nortel Government Solutions, or NGS. Other revenues decreased to $56 in the first quarter of 2007 from $65 in the first quarter of 2006, a decrease of $9. The decrease was due to declines in NGS revenues as a result of delay in or cancellation of the issuance of certain U.S. Federal Government contract procurements.

Other Management EBT includes corporate charges. Other Management EBT increased by $30 in the first quarter of 2007 and was primarily the result of a decline in SG&A of $33, partially offset by increases in other items expense of $7. The decrease in SG&A expense of $33 was primarily due to lower costs related to our restatement related activities and internal control remedial measures and cost reductions associated with our business transformation initiatives. The increase in other items expense was primarily due to an increase in interest expense of $31 due to higher debt levels, interest rates and borrowing costs on our debt as a result of the issuance of the $2,000 principal amount of high-yield notes in July 2006 and lower net investment gains of $26. These impacts were partially offset by increased dividend and interest income of $34.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $1,062 in the first quarter of 2007 to $4,549 as at March 31, 2007, primarily due to amounts received from NNC.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities, and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of March 31:

	For the Three Months Ended March 31,
	2007	2006	Change

Net Loss	$(103)	$(113)	$10
Non-Cash Items	231	168	63

Accounts receivable — net	$1,239	$248	$991
Inventories — net	9	(63)	72
Accounts payable	185	(113)	298

	1,433	72	1,361
Deferred costs	31	(102)	133
Income taxes	(11)	(26)	15
Payroll accrued and contractual liabilities	(349)	(281)	(68)
Deferred revenue	42	64	(22)
Advanced billings in excess of revenues recognized to date on contracts	(13)	78	(91)
Restructuring liabilities	38	(19)	57
Other	(141)	24	(165)

Changes in operating assets and liabilities	1,030	(190)	1,220
Net cash from (used in) operating activities	1,158	(135)	1,293
Net cash from (used in) investing activities	(85)	(103)	18
Net cash from (used in) financing activities	(17)	3	(20)
Effect of foreign exchange rate changes on cash and cash equivalents	6	14	(8)

Net increase (decrease) in cash and cash equivalents	1,062	(221)	1,283
Cash and cash equivalents at beginning of period	3,487	2,876	611

Cash and cash equivalents at end of period	$4,549	$2,655	$1,894

Operating Activities

In the first quarter of 2007, our net cash from operating activities of $1,158 were driven by a net loss of $103 plus adjustments for non-cash items of $231 and a net inflow of cash of $1,030 due to changes in operating assets and liabilities. The primary additions to our net income for non-cash items were pension and other accruals of $92, amortization and depreciation of $79, share based compensation expense of $25 and minority interest of $12. The inflow of cash relating to changes in our operating assets and liabilities was primarily due to changes in accounts receivable of $1,239 due to a decrease in receivables due from our parent company, and changes in accounts payables of $185, partially offset by outflows from changes in accrued liabilities of $349, advanced billings of $13 and income taxes of $11.

In the first quarter of 2006, our net cash used in operating activities were $135 due to a net loss of $113 plus adjustments for non-cash items of $168, a net use of cash of $190 from changes in operating assets and liabilities. The primary additions to our net loss for non-cash items were pension and other accruals of $101, amortization and depreciation of $50, share based compensation expense of $25, deferred income taxes of $15, and net other additions of $23. These additions were partially offset by the net gain on sale of businesses and assets of $36. Net use of cash relating to changes in our operating assets and liabilities was primarily due to outflows from changes in accrued liabilities of $281, accounts payable of $113, and inventories of $63, partially offset by an inflow from changes in accounts receivable of $248.

Accounts Receivable

	March 31, 2007	December 31, 2006	$ Change	% Change

Accounts Receivable	$2,359	$2,785	$(426)	(15)
Days sales outstanding in accounts receivable (DSO)(a)	86	75

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,359 as at March 31, 2007 from $2,785 as at December 31, 2006, a decrease of $426. This decrease was due to receivable improvements driven by continued business focus on improving our collection and billing processes and the seasonality in our revenue profile as revenue is typically lower in the first quarter than in the fourth quarter of the previous year. Although we experienced strong accounts receivable collections, the seasonal impact of our revenues contributed to an 11 day increase in DSO compared to the fourth quarter of 2006.

Inventory

	March 31, 2007	December 31, 2006	$ Change	% Change

Inventory (excluding deferred costs)	$447	$456	$(9)	(2)
Net inventory days (NID)(a)	27	22

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, decreased in the first quarter of 2007 by $9. NID increased by five days in the first quarter of 2007 compared to the fourth quarter of 2006. This increase was a result of the decrease in cost of revenues quarter over quarter.

Accounts Payable

	March 31, 2007	December 31, 2006	$ Change	% Change

Trade Accounts Payable	$1,014	$1,085	$(71)	(7)
Days of purchases outstanding in accounts payable (DPO)(a)	62	49

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,014 in the first quarter of 2007 from $1,085 at December 31, 2006, a decrease of $71. DPO increased by 13 days in the first quarter of 2007 compared to the fourth quarter of 2006. The increase is attributable to improved supplier payment terms, revised payables processes and the timing of invoice receipt activity during the first quarter of 2007.

Investing Activities

In the first quarter of 2007, net cash used in investing activities were primarily due to expenditures for plant and equipment of $56 and return of proceeds on sale of businesses and investments of $39 related to the UMTS Access divestiture in the fourth quarter of 2006.

In the first quarter of 2006, cash used in investing activities were $103, primarily due to payments of $121 for acquisitions of investments and businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks, Inc. and $99 for the purchase of plant and equipment, which were partially offset by proceeds of $87 related to the sale of our Brampton facility and $27 related to the proceeds on sale of certain investments and businesses that we no longer consider strategic.

Financing Activities

In the first quarter of 2007, cash used in financing activities were $17, primarily from dividends of $10 primarily paid related to our outstanding preferred shares.

In the first quarter of 2006, cash from financing activities were $3, primarily from cash proceeds of $1,300 relating to our draw down under the one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility, substantially offset by the repayment of the $1,275 aggregate principal amount of notes payable on February 15, 2006, and by dividends paid of $18 primarily related to our outstanding preferred shares.

Other Items

In the first quarter of 2007, our cash increased by $6 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.

In the first quarter of 2006, our cash increased by $14 due to favorable effects of changes in foreign exchange rates primarily of the Euro and the British pound against the U.S. dollar.

Convertible Notes Offering

On March 28, 2007, NNC completed a $1,150 offering of the Convertible Notes, to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended, or the Securities Act, and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of convertible senior notes due 2012, or the 2012 Notes, and $575 of convertible senior notes due 2014, or the 2014 Notes, in each case including $75 principal amount of Convertible Notes issued pursuant to the exercise in full of over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into common shares of NNC at any time based on an initial conversion rate of 31.25 common shares per $1,000.00 principal amount of Convertible Notes (which is equal to an initial conversion price of $32.00 per common share), in each case subject to adjustment in certain events, including a change of control. Holders of Convertible Notes who convert their Convertible Notes in connection with certain events resulting in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

Upon a change of control, NNC would be required to offer to repurchase the Convertible Notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase.

NNC may redeem each series of Convertible Notes at any time in cash at a repurchase price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest and any additional interest to the redemption date in the event of certain changes in applicable Canadian withholding taxes. NNC may redeem in cash the 2012 Notes and the 2014 Notes at any time on or after April 15, 2011 and April 15, 2013, respectively, at repurchase prices equal to 100.35% and 100.30%, respectively of the principal amount plus accrued and unpaid interest and any additional interest up to but excluding the applicable redemption date.

The Convertible Notes are fully and unconditionally guaranteed by us, and initially guaranteed by Nortel Networks Inc., or NNI. The Notes are senior unsecured obligations of ours and rank pari passu with all of our other senior obligations. Each guarantee is the senior unsecured obligation of the respective guarantor and ranks pari passu with all other senior obligations of that guarantor.

In connection with the issuance of the Convertible Notes, we, NNC, and NNI entered into a registration rights agreement, obligating us to file with the U.S. Securities and Exchange Commission prior to or on the 191st day after the issuance of the Convertible Notes and to use its reasonable best efforts to cause to become effective prior to or on the 283rd day after the issuance of the Convertible Notes, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. Holders of the Convertible Notes will be entitled to the payment of certain additional interest if any of the conditions above, and certain other conditions, are not met.

The net proceeds from the sale of the Convertible Notes were $1,127, after deducting commissions payable to the initial purchasers and other offering expenses. NNC plans to use these net proceeds to redeem at par value on or about September 1, 2007, a corresponding amount of its $1,800 outstanding principal amount of 4.25% convertible notes due 2008. Pending this redemption, NNC plans to invest the net proceeds in short term liquid investments.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report and of our 2006 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	We are under continuing regulatory and criminal investigations and subject to litigation proceedings and, as a result, any fines or other penalties or judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or regulatory or criminal investigations related to the restatements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees and expenses; and
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restrictions in our indentures and by our and NNC’s credit ratings and which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing April 1, 2007 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions for pension, post retirement and post employment funding of approximately $365;
•	capital expenditures of approximately $300;
•	costs related to workforce reductions and real estate actions in connection with the 2007 Restructuring Plan of approximately $210;
•	costs related to workforce reduction and other restructuring activities for all other restructuring plans of approximately $100;
•	costs associated with the completion of the divestiture of our manufacturing operations to Flextronics and the divestiture of certain assets and liabilities related to our UMTS Access business to Alcatel-Lucent of approximately $40 and $45, respectively;
•	costs related to our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system, of approximately $35; and
•	costs related to our regulatory and other legal proceedings.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2007 from the amounts disclosed as of December 31, 2006 in our 2006 Annual Report, with the exception of the increase to other liabilities for tax uncertainties of $68 due to the adoption of FIN 48 and the addition of long-term debt related to the issuance of the Notes. See “Cash Flow — Convertible Notes Offering” discussed above.

Future Sources of Liquidity

In recent years, our operating results have not produced significant cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed above under “Results of Operations”. In addition, we have made significant cash payments related to our restructuring programs and pension plans. Our ability to generate sustainable cash from operations will depend on our ability to generate profitable revenue streams, reduce our operating expenses and continue to improve our working capital management.

As of March 31, 2007, our primary source of liquidity was cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Executive Overview — Our Business and Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing April 1, 2007, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, we entered into the $750 Export Development Canada support facility, or EDC Support Facility. As of March 31, 2007, the facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $10, of which $97 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $38 was outstanding.

The EDC Support Facility does not materially restrict our ability to sell any of our assets (subject to certain maximum amounts) or to purchase or pre-pay any of its currently outstanding debt. The EDC Support Facility provides that EDC may suspend its obligation to issue any additional support to us if events occur that would have a material adverse effect on our business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if our senior long-term debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B-.

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

During the first half of 2006, our obligations under the EDC Support Facility were equally and ratably secured with the 2006 Credit Facility and our 6.875% notes due September 2023 by a pledge of substantially all of our and NNC’s U.S. and Canadian personal property and the U.S. personal property of NNI. Our obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements were terminated on July 5, 2006 with the repayment of the 2006 Credit Facility. In connection with the offering of $2,000 aggregate principal amount high-yield notes in July 2006, we, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee our obligations under the EDC Support Facility during such time that the $2,000 high-yield notes are guaranteed by NNI.

Effective December 14, 2006, we and EDC amended and restated the EDC Support Facility to maintain the total EDC Support Facility at up to $750, including the existing $300 of committed support for performance bonds and similar instruments, with individual amounts up to $10, and to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2008.

Nortel obtained a waiver from EDC as of March 9, 2007 of certain defaults and events of defaults arising under the EDC Support Facility as a result of the previously announced need to restate and make adjustments to Nortel’s financial results for prior periods. Absent such a waiver, EDC would have had the right to refuse to issue additional support under the EDC Support Facility and to terminate its commitments under the EDC Support Facility, subject to a 30 day cure period with respect to certain provisions. Nortel became compliant with its obligations under the EDC Support Facility by obtaining the waiver.

Shelf registration statement and base shelf prospectus

In 2002, we and NNC filed a shelf registration statement with the SEC and a base shelf prospectus with the applicable securities regulatory authorities in Canada, to qualify the potential sale of up to $2,500 of various types of securities in the U.S. and/or Canada. The qualifying securities include common shares, preferred shares, debt securities, warrants to purchase equity or debt securities, share purchase contracts and share purchase or equity units (subject to certain approvals). As of March 31, 2007, approximately $1,700 under the shelf registration statement and base shelf prospectus had been utilized. As of June 6, 2004, the Canadian base shelf prospectus expired. As a result of the delayed filing of our 2005 Form 10-K, NNC’s 2005 Form 10-K/A and the 2006 First Quarter Reports with the SEC due to the Third Restatement, we and NNC continue to be unable to use, in its current form as a short-form shelf registration statement, the remaining approximately $800 of capacity for various types of securities under our SEC shelf registration statement. We will again become eligible for short-form shelf registration with the SEC after we have completed timely filings of our financial reports for twelve consecutive months.

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating	B3	—
NNL’s Long-term Corporate Credit Rating	—	B−
NNL’s $2,000 High-Yield Notes	B3	B−
NNC’s $1,800 Convertible Notes due 2008	B3	B−
NNC’s $1,150 Convertible Notes due 2012 and 2014	B3	B−
NNL’s $200 Notes due 2023	B3	CCC
NNCC’s $150 Notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa3	CCC−
Series 7	Caa3	CCC−

On March 22, 2007, S&P affirmed our B− long-term credit rating with an outlook of stable. On March 22, 2007, Moody’s affirmed the B3 Corporate Family Rating on Nortel and our stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNC, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

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

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2007	2006

Bid and performance related bonds(a)	$201	$231
Other bonds(b)	19	30

Total bid, performance related and other bonds	$220	$261

(a)	Net of restricted cash and cash equivalents amounts of $3 and $7 as of March 31, 2007 and December 31, 2006, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $31 and $33 as of March 31, 2007 and December 31, 2006, respectively.

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

We have not identified any changes to the nature of our critical accounting policies and estimates as described in our 2006 Annual Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies and estimates, see our 2006 Annual Report.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables, and/or post contractual support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 56% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 19% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The following table summarizes our deferred revenue balances:

	As at
	March 31,	December 31,
	2007	2006	$ Change	% Change

Deferred Revenue	$2,104	$2,046	$58	3
Advance Billings	1,326	1,352	(26)	(2)

Total Deferred Revenue	$3,430	$3,398	$32	1

Deferred revenues increased by $32 in the first quarter of 2007 as a result of an increase related to the net additions to revenue of approximately $42, and foreign exchange of $4, partially offset by decreases due to other adjustments of $14. The additions to deferred revenue are net of the release of deferred revenue to revenue recorded during the first quarter of 2007.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves as of:

	March 31,	December 31,
	2007	2006

Gross accounts receivable	$2,560	$3,797
Provision for doubtful accounts	(89)	(88)

Accounts receivable — net	$2,471	$3,709

Accounts receivable provision as a percentage of gross accounts receivables	3%	2%
Gross long-term receivables	$37	$39
Provision for doubtful accounts	(33)	(34)

Net long-term receivables	$4	$5

Long-term receivable provision as a percentage of gross long-term receivables	89%	87%

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

The following table summarizes our inventory balances and other related reserves as of:

	March 31,	December 31,
	2007	2006

Gross inventory	$3,279	$3,415
Inventory provisions	(911)	(1,007)

Inventories — net(a)	$2,368	$2,408

Inventory provisions as a percentage of gross inventory	28%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	67%	69%

(a) Includes the long-term portion of inventory related to deferred costs of $320 and $419 as of March 31, 2007 and December 31, 2006, respectively, which is included in other assets.

(b)	Calculated excluding deferred costs of $1,921 and $1,952 as of March 31, 2007 and December 31, 2006, respectively.

Inventory provisions decreased by $96 primarily as a result of $102 of scrapped inventory and $41 due to sale of inventory and a reclassification of $2, partially offset by $49 of additional inventory provisions. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

Balance at December 31, 2006	$214
Payments	(38)
Warranties issued	52
Revisions	(26)

Balance as of March 31, 2007	$202

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

Income Taxes

Tax Asset Valuation

As of March 31, 2007, our deferred tax asset balance was $6,843 against which we have recorded a valuation allowance of $2,739 resulting in a net deferred tax asset of $4,104. As of December 31, 2006, our net deferred tax asset was $4,042. The $62 increase was primarily due to the effects of foreign exchange translation, the reclassification of certain deferred tax liabilities into a long-term liability in accordance with United States Financial Accounting Standards Board, or FASB,

Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, and by the movement of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France).

We adopted FIN 48 effective January 1, 2007. As a result of the adoption, we recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as an increase to the January 1, 2007 accumulated deficit. Additionally, as a result of adoption, we reduced our gross deferred tax asset by approximately $774, including $620 related to the capital losses. This reduction had no impact on our reported deferred tax asset. We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

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

Since the third quarter of 2002, we have not significantly adjusted the level of our net deferred tax assets in Canada, the U.S., or France other than to present the changes in our deferred tax assets related to other comprehensive income items, foreign currency translation, and the additions of certain refundable tax credits in France. Thus, we have provided valuation allowances against the deferred tax benefit related to our losses in these jurisdictions for the applicable periods since establishing the valuation allowance.

At each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments should be made to the net deferred tax asset on a jurisdictional basis. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially since 2002. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction, we have operated at near break-even since 2002, and the results in Canada and the U.S. have improved substantially over the same period relative to 2001 and 2002. As a result, we have concluded that there have not been sufficient changes to our profitability to warrant additional significant changes to our net deferred tax asset.

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

In the 10 years prior to 2001, our taxable earnings in the significant jurisdictions of Canada, the U.S. and the U.K. were in excess of $9,000 ($5,100 in U.S., $3,600 in Canada, and $300 in the U.K.). We discuss the earnings history, recent trends in profitability and the cumulative earnings/(loss) position of each jurisdiction in more detail below. Because we believe that the future profitability of our significant jurisdictions will closely track our global trend over time our forecast and future projections of profitability are discussed below rather than in each of the jurisdictional analyses provided later. See the Risk Factors section of our 2006 Annual Report for certain risks that could affect the realizability of our deferred tax assets.

Future Projections of Profitability

The ultimate realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the underlying tax deductions and credits. We currently have a significant sales backlog exceeding $5,300 for which revenue and margin will be recognized in the future (including deferred revenue and advance billings). We expect the associated margins of this sales backlog to be consistent with our recent historical margins.

In addition to the amounts attributable to the recognition of our deferred revenue and sales backlog, we expect future pre-tax income will be realized through increasing revenues and reductions to our existing cost structure. Our expectations about future pre-tax income are based on a detailed forecast for 2007 including assumptions about market growth rates, segment analysis and cost reduction initiatives. Revenue growth rates inherent in that forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. We are taking actions through our Business Transformation initiatives, such as exiting products where we cannot achieve market share as well as adjusting our cost base to ensure we are profitable in the future.

Using the detailed forecast as the base, we project our range of future profitability and ability to realize our deferred tax assets assuming both improving revenues based on market growth analysis and no change in revenues and by making certain assumptions about the cost savings we expect to achieve. The cost savings assumptions are based on management’s overall plan to improve profitability including the Business Transformation initiative designed to improve operating margins by $1,500 by the end of 2008. Recent Business Transformation initiatives include (1) the divestiture of the loss-making assets and liabilities of our UMTS Access business in the fourth quarter of 2006, (2) the 2006 Restructuring Plan and changes to reduce our North American employee benefit plans, and (3) the announced 2007 and 2008 planned workforce reductions and the shift of a portion of our employee base to lower cost locations. These initiatives are discussed in more detail throughout this report.

Though we believe our assumptions about future revenues are conservative, our projections assume that revenue will not decrease below 2007 forecasted levels. Similarly, we expect to achieve the cost savings reflected in the projection. However, if our revenue were to decline by greater than 10% of our 2007 forecast, and such decline in revenue is not offset by additional cost reductions, or if we are not able to achieve 80% of our projected cost reductions by the end of 2008 the weight we ascribe to our strong earnings history and our ability to achieve forecasted results will decrease and an increase to the valuation allowance will likely be necessary in Canada, particularly with respect to short-lived investment tax credits, and possibly the U.S. We do not expect an increase or decrease to our valuation allowance in 2007 if we are able to meet our 2007 forecast. If we significantly exceed our 2007 forecast, we may no longer have 12 quarters of cumulative losses in the U.S., and perhaps Canada, requiring an assessment of whether a portion of the valuation allowance should be released.

In recent years, we have restated earnings multiple times, had significant turnover of senior management, and initiated a complete overhaul of our financial systems and processes. In the process of restating our financial statements, we have implemented a more appropriate and rigorous revenue recognition process which has required an extensive learning process for financial, legal and operating personnel. Primarily as a result of these events, we have performed at a level less than our previous forecasts and projections. We have stabilized a number of these factors and assembled a forecast based on a rigorous and thorough understanding of the revenue recognition models with which we now operate.

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

The following table provides the breakdown of our net deferred tax asset, by significant jurisdiction as of March 31, 2007:

		Net	Other	Gross
	Tax Benefit	Investment	Temporary	Deferred Tax	Valuation	Net Deferred
	of Losses	Tax Credits	Differences	Asset	Allowance	Tax Asset

Canada	$925	$906	$563	$2,394	$(470)	$1,924
United States	961	373	828	2,162	(600)	1,562
United Kingdom	973	—	355	1,328	(872)	456
France	488	43	20	551	(478)	73
Other	243	—	165	408	(319)	89

Total	$3,590	$1,322	$1,931	$6,843	$(2,739)	$4,104

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

Canada

As of March 31, 2007, we have operated at a cumulative loss over the most recent 12 quarters. Prior to the incurrence of significant losses incurred in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in Canada, we had a strong history of earnings. While our earnings since 2002 have been mixed including several periods of earnings and several periods with losses, the trend relative to 2001 and 2002 is clearly positive, which is reflected in the substantial decrease in our cumulative losses since 2002.

The significant majority of our $1,924 net deferred tax asset relates to loss and investment tax credit carryforwards which have 10 year carryforward periods. Approximately 72% of our loss carryforwards are set to expire by the end of 2011, and 68% of our investment tax credits will expire by the end of 2011. However, there are tax-planning strategies that permit the conversion of these loss and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future. Tax credit carryforward amounts of approximately $300 in respect of our 1994-1996 fiscal years have expired and are not included in the balance of gross deferred tax assets. Nortel can restore a significant amount of the deferred tax asset by executing a certain tax planning strategy that involves filing amended tax returns. We have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada. Currently these planning strategies can be implemented at minimal risk and cost. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies.

There is proposed legislation in Canada which may significantly increase the cost of implementing our planning strategies, and may result in a significant amount of our investment tax credits expiring unused. However, we have reviewed the proposed legislation and we believe we have provided adequate valuation allowance for the potential negative impact of the proposed legislation.

U.S.

As of March 31, 2007, we have operated at a cumulative loss in the U.S. over the most recent 12 quarters. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings.

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

France

Our France operations have operated at a cumulative loss in recent years and over the most recent 12 quarters. In addition, unlike our other significant jurisdictions, France does not have a strong history of earnings exclusive of the losses which created the current carryforwards. As there is currently insufficient positive evidence to support deferred tax asset realization, we have provided a valuation allowance against all of the deferred tax assets, with the exception of certain credits and losses that may be redeemed in cash in future years.

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA currently under negotiation apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities (the U.S., Canada, and the U.K.). We are also in the initial stages of preparing a new APA request which we anticipate will be filed in 2007 to include tax years 2006 through at least 2008.

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

Valuation Allowance

During the three months ended March 31, 2007, our gross income tax valuation allowance decreased to $2,739 compared to $3,413 as of December 31, 2006. The $674 decrease was largely due to the adoption of FIN 48 including a decrease of $620 related to the removal of a portion of valuation allowance associated with a capital loss in the U.K. as a portion of the capital loss deferred tax asset was also removed in conjunction with the adoption of FIN 48 (see note 7, “Income Taxes” to the accompanying condensed consolidated financial statements). The remaining decrease to the valuation allowance relates to the impacts of foreign exchange rates and additional decreases to valuation allowance as a result of decreases in the deferred tax assets in conjunction with the FIN 48 adoption, partially offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowances as of March 31, 2007 were appropriate.

We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our net earnings (loss).

Tax Contingencies

We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. We believe that we have adequately provided for tax adjustments that we believe are more likely than not to be realized as a result of any ongoing or future examination.

Specifically, the tax authorities in Brazil have completed an examination of a prior taxation years and have issued assessments in the amount of $74. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

In addition, tax authorities in France have issued three preliminary notices of proposed assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to taxable income of approximately $1,119, additional income tax liabilities of $44 inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $74 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or competent authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and are in the process of entering competent authority proceedings. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the United Kingdom (“U.K.”) that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. We continue to monitor the progress of these negotiations; however we are not a party to these negotiations. We have applied the transfer pricing methodology proposed in the APA requests in preparing our tax returns and accounts beginning in 2001.

The outcome of the APA application is uncertain and possible additional losses as they relate to the APA negotiations cannot be determined at this time. However, we do not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The carrying value of goodwill was $2,352 as of March 31, 2007 and $2,351 as of December 31, 2006. The increase of $1 was related to a cumulative translation adjustment. Effective January 1, 2007, we began reporting revenues from network services consisting of network planning and installation within GS. Goodwill has been reallocated from ES, CN and MEN to GS based on a fair value allocation method for management reporting purposes.

Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 5% for NGS to in excess of 400% for CN. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test for NGS, we determined that a hypothetical 7% reduction in the forecasted revenues for 2007 would result in a reduction in the excess of the fair value over the carrying value from 5% to nil and if the reduction of forecasted revenues is greater, a partial impairment charge may be required.

The excess of fair value over the carrying value of our four reportable segments (which accounts for 93% of our consolidated goodwill), is in excess of $11,500. As such, a significant decrease in the fair value of these reporting units would be required to trigger goodwill impairment.

Pension and Post-retirement Benefits

On June 27, 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We will move employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we will eliminate post-retirement healthcare benefits for employees who were not age 50 with five years of service as of July 1, 2006.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2007, we had $80 in accruals related to workforce reduction charges and $237 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted since January 1, 2007. The following summarizes the accounting changes and pronouncements we have adopted in the first quarter of 2007:

•	Accounting for Certain Hybrid Financial Instruments — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140”, or SFAS 155. SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Pursuant to SFAS 155, we did not elect to measure our hybrid instruments at fair value.

•	Accounting for Servicing of Financial Assets — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS 156. SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. The adoption of SFAS 156 did not have a material impact on our results of operations and financial condition.

•	Accounting for Uncertainty In Income Taxes — In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit. For additional information, see note 7, “Income taxes” to the accompanying unaudited condensed consolidated financial statements.

•	Accounting for Sabbatical leave and Other Similar Benefits — In June 2006, the FASB Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-2. EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 did not have a material impact on our results of operations and financial condition.

•	How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement — In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, or EITF 06-3. EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). The adoption of EITF 06-3 did not have a material impact on the presentation of our results of operations and financial condition.

•	Share-Based Payment — On January 1, 2006, Nortel adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R. We previously elected to account for employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, or SFAS 148. SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment”, was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 14, “Stock-based compensation plans” to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Please see note 1, “Significant accounting policies — recent accounting pronouncements” to the accompanying condensed consolidated financial statements for a summary of recent accounting pronouncements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statements No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Nortel is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

On May 2, 2007 the FASB issued FASB Interpretation, or FIN, No. 48-1, “Definition of Settlement in FASB Interpretation 48”, or FIN 48-1. FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, Nortel has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on Nortel’s results of operations and financial condition.

Outstanding Share Data

As of April 20, 2007, Nortel Networks Limited had 1,460,978,638 outstanding common shares.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past management and disposal of hazardous substances and wastes. As of March 31, 2007, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of March 31, 2007, we believe that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 14 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (one Potentially Responsible Party and three de minimis Potentially Responsible Party). An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $27 referred to above.

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

For a discussion of environmental matters, see note 16, “Contingencies” to the accompanying unaudited condensed consolidated financial statements.

Legal Proceedings

For additional information related to our legal proceedings, see the Legal Proceedings section of this report.

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to Nortel’s business including: significant competition, competitive pricing practice, cautious capital spending by customers, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with Nortel’s suppliers and contract manufacturing agreements including our reliance on certain suppliers for key optical networking solutions components; potential penalties, damages or cancelled customer contracts from failure to meet delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with Nortel’s efforts to expand internationally; potential additional valuation allowances for all or a portion of Nortel’s deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect Nortel’s intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain integrity of Nortel’s information systems; changes in regulation of the telecommunications industry or other aspects of the industry; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; Nortel’s potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to Nortel’s liquidity, financing arrangements and capital including: any inability of Nortel to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on Nortel capitalizing on business opportunities because of senior notes covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of Nortel’s public debt issues; Nortel’s below investment grade credit rating; any increase of restricted cash requirements for Nortel if it is unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of Nortel’s subsidiaries to provide it with sufficient funding; any negative effect to Nortel of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on Nortel’s ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of Nortel’s publicly traded securities; and (iii) risks and uncertainties relating to Nortel’s prior restatements and related matters including: the negative impact on Nortel and NNC of such restatements; legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of Nortel in the U.S. and Canada; the significant dilution of Nortel’s existing equity positions resulting from the approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by Nortel ’s class action settlement; any unsuccessful remediation of Nortel’s material weakness in internal control over financial reporting resulting in an inability to report Nortel’s results of operations and financial condition accurately and in a timely manner; Nortel’s inability to access, in its current form, its shelf registration filed with the United States Securities and Exchange Commission (SEC); or any breach by Nortel of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures. For additional information with respect to certain of these and other factors, see Nortel’s Annual Report on Form 10-K and other securities filings with the SEC. Unless otherwise required by applicable securities laws, Nortel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Historically, Nortel has managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. Nortel uses sensitivity analysis to measure its interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to Nortel’s market risk during the first quarter of 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Management Conclusions Concerning Disclosure Controls and Procedures

All dollar amounts in this Item 4 are in millions of United States (“U.S.”) dollars unless otherwise stated.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and interim CFO (“CFO”) (Mike S. Zafirovski and David W. Drinkwater, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures as at March 31, 2007. Based on this evaluation, management including the CEO and CFO have concluded that our disclosure controls and procedures as at March 31, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In making this evaluation, management including the CEO and CFO, considered, among other matters:

•	the material weakness in our internal control over financial reporting that we and our independent registered chartered accountants as at December 31, 2006, Deloitte & Touche LLP identified (as more fully described below);
•	management’s conclusion that our internal control over financial reporting was not effective as at December 31, 2006, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in our 2006 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at the end of December 31, 2006 were not effective, included in our 2006 Annual Report; and
•	our successive restatements of our financial statements, the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, (the “Independent Review Summary”), included in Item 9A of our 2003 Annual Report, the findings of the Revenue Independent Review included in Item 9A of the 2005 Annual Report, and the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarterly Report on Form 10-Q.

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

Material Weakness in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

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

As previously disclosed in Item 9A of our 2006 Annual Report, management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that the following material weakness in our internal control over financial reporting existed, as at December 31, 2006:

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

Specifically, we did not sufficiently and effectively communicate and coordinate between and among the various finance and non-finance organizations in a consistent manner across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered obligations that may impact upon revenue recognition, which deficiency was compounded by the complexity of our customer arrangements, in order to ensure that related revenues were accurately recorded in accordance with U.S. GAAP. As well, we require further definition of roles and responsibilities, and further enhancement of segregation of duties, in particular with respect to the front-end processes around customer arrangements and with respect to access to computer systems, to ensure these revenues are identified and recorded in a timely and accurate manner. With regard to the LG-Nortel joint venture, which was formed in November 2005 and included in management’s assessment of internal control over financial reporting starting in January 2006, these deficiencies were compounded by delays in putting in place review processes and personnel with appropriate knowledge, experience and training in U.S. GAAP. Further, we utilize various end user computing applications (for example, spreadsheets) to support accounting for revenue generating transactions, which are not sufficiently protected from unauthorized changes and sufficiently reviewed for completeness and accuracy.

For purposes of this report, the term “material weakness” means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

In part as a result of the compensating procedures and processes that we are applying to our financial reporting process, during the preparation of our financial statements for recent periods (including 2004, 2005 and 2006), we identified a number of adjustments to correct accounting errors related to prior periods, including the errors corrected in the most recent restatement, as more fully discussed in note 4 of our 2006 Annual Report and in note 3 of this report. In the past, we also recorded adjustments that were immaterial to the then-current period and to the prior periods in the financial statements for the then-current period. As long as we continue to have a material weakness in our internal control over financial reporting, we may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements. Furthermore, the threshold for our being required to restate financial information in the future is potentially very low in the current regulatory environment due in part to the fact that we currently, and in the near future expect to, operate at close to break-even levels of earnings (loss). We have received comments on our periodic filings from the Staff of the SEC’s Division of Corporation Finance. As part of this comment process, we may receive further comments from the Staff of the SEC relating to our periodic filings. If, as a result of these matters described above, we are required to amend our reports or restate certain of our financial information, it may have a material adverse effect on any of our business and results of operations. For example, a future restatement may result in delays in filing our periodic reports which in turn may result in breaches of our public debt indentures and obligations under the EDC Support Facility which may affect our liquidity.

Remedial Measures

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

During 2006, we continued to build on the remedial actions in 2004 and 2005 and implemented significant changes to our internal control over financial reporting and continued to develop and implement remedial measures to address the material weaknesses that existed as of December 31, 2005, as well as to implement the recommendations for remedial measures in the Independent Review Summary. See Item 9A of our 2006 Annual Report for a description of the key changes in internal control over financial reporting and remedial measures implemented that addressed these material weaknesses and substantially addressed the recommendations, set out in the three categories of people, processes and technology. As at December 31, 2006, management concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of the deficiencies that comprise the revenue related material weakness as at December 31, 2006, which is described above.

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

In an effort to improve our financial reporting systems and capabilities, to simplify our multiple accounting systems, and to reduce the number of manual journal entries, we retained an outside consulting firm to advise on the appropriateness of implementing a Systems, Application and Products (“SAP”) platform worldwide that would consolidate many of our systems into a single integrated financial software system. Based on that advice, we adopted the SAP platform to integrate its processes and systems, and undertook an assessment of existing financial systems and processes to determine the most effective implementation of standard SAP software. We completed the finance design and build for the initial scope of the SAP system, including general ledger functionality, by August 2006, and these processes are planned to be tested and fully deployed during 2007. Processes for additional activities will be built upon this first phase of functionality. We completed process design for these additional activities and management expects that the build, testing and deployment will be completed by the third quarter of 2007.

Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts. The Board of Directors continues to monitor the ongoing implementation efforts.

Changes in Internal Control Over Financial Reporting

Apart from actions related to the remedial measures described above, during the fiscal quarter ended March 31, 2007, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 20, 2007, the Global Class Action Settlement was deemed effective following the receipt of all required stock exchange and regulatory approvals, and the exhaustion of all appeals and appeal periods, and is now final. As a result, approximately 4% of the Nortel common shares to be issued pursuant to the settlement have been issued and are freely tradeable, with the balance of the settlement shares to be issued and, upon issuance, freely tradeable in the second half of 2007.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2006 Annual Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 16 of the accompanying unaudited financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2006 Annual Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2006 Annual Report are not the only risks facing Nortel. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2006 Annual Report have not materially changed.

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

Exhibit No.		Description

4	.1*	Indenture dated as of March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s current report on Form 8-K dated March 28, 2007).
4.2		Second Supplemental Indenture dated May 1, 2007 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee.
10	.1*	Waiver dated March 9, 2007 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.1 to Nortel Networks Corporation’s current report on Form 8-K dated March 9, 2007).
10	.2*	Purchase Agreement dated March 22, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of the initial purchasers (filed as Exhibit 10.1 to Nortel Networks Corporation’s current report on Form 8-K dated March 28, 2007).
10	.3*	Registration Rights Agreement dated March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Corporation’s current report on Form 8-K dated March 28, 2007).
10.4		Peter W. Currie, Executive Vice-President and Chief Financial Officer, Letter Agreement dated February 5, 2007.
10.5		Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as amended and restated on July 28, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004, as amended March 9, 2006 with effect from January 1, 2006, as amended March 15, 2007 with effect from January 1, 2007 including the name change of the Plan to Nortel Networks Limited Annual Incentive Plan.
10.6		Forms of Instruments of Award as amended on April 11, 2007 generally provided to recipients of Restricted Stock Units and Performance Stock Units granted under the Nortel 2005 Stock Incentive Plan, As Amended and Restated and Forms of Instrument of Grant as amended on April 4, 2007 generally provided to recipients of stock options granted under the Nortel 2005 Stock Incentive Plan, As Amended and Restated.
10	.7**	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
10	.8**	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
10	.9**	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd.
12		Computation of Ratios.
16	.1*	Letter, dated March 16, 2007, from Deloitte & Touche LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to Nortel Networks Limited’s current report on Form 8-K dated March 16, 2007).
16	.2*	Letter, dated March 16, 2007, from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.2 to Nortel Networks Limited’s current report on Form 8-K dated March 16, 2007).
31.1		Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ David W. Drinkwater	/s/ Paul W. Karr

David W. Drinkwater	Paul W. Karr
Chief Financial Officer	Controller

Date: May 3, 2007