Form 10-Q
period 2007-06-30
NORTEL NETWORKS LTD
filed 2007-08-03
CIK 1119664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 000-30758

Nortel Networks Limited
(Exact name of registrant as specified in its charter)

Canada (State or Other Jurisdiction of Incorporation or Organization)	62-12-62580 (I.R.S. Employer Identification No.)

195 The West Mall Toronto, Ontario, Canada (Address of Principal Executive Offices)	M9C 5K1 (Zip Code)

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 23, 2007.

1,460,978,638 shares of common stock without nominal or par value

		PAGE

PART I FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	74
ITEM 4.	Controls and Procedures	75

PART II OTHER INFORMATION
ITEM 1.	Legal Proceedings	79
ITEM 1A.	Risk Factors	80
ITEM 6.	Exhibits	81
SIGNATURES		82
EX-10.4
EX-10.5
EX-12
EX-31.1
EX-31.2
EX-32

All dollar amounts in this document are in United States dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, The GLOBEMARK, NT, and NORTEL GOVERNMENT SOLUTIONS are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investor Services, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

SAP is a trademark of SAP AG.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of the respective owners.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Operations (unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As restated*		As restated*

Revenues:
Products	$2,246	$2,459	$4,415	$4,547
Services	316	321	630	623

Total revenues	2,562	2,780	5,045	5,170

Cost of revenues:
Products	1,341	1,535	2,642	2,830
Services	173	177	351	346

Total cost of revenues	1,514	1,712	2,993	3,176

Gross profit	1,048	1,068	2,052	1,994
Selling, general and administrative expense	593	607	1,196	1,216
Research and development expense	419	493	824	968
Amortization of intangibles	13	6	25	11
In-process research and development expense	—	16	—	16
Special charges	36	49	116	54
Loss (gain) on sales of businesses and assets	(10)	12	(11)	(27)

Operating loss	(3)	(115)	(98)	(244)
Other income — net	124	63	210	120
Interest expense
Long-term debt	(64)	(38)	(128)	(61)
Other	(6)	(8)	(11)	(23)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	51	(98)	(27)	(208)
Income tax expense	(11)	(29)	(24)	(54)

	40	(127)	(51)	(262)
Minority interests — net of tax	(1)	13	(13)	28
Equity in net earnings (loss) of associated companies — net of tax	1	(2)	1	(4)

Net earnings (loss) before cumulative effect of accounting change	40	(116)	(63)	(238)
Cumulative effect of accounting change — net of tax (note 2)	—	—	—	9

Net earnings (loss)	40	(116)	(63)	(229)
Dividends on preferred shares	10	9	20	17

Net earnings (loss) applicable to common shares	$30	$(125)	$(83)	$(246)

*	See note 3

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Balance Sheets (unaudited)
(Millions of U.S. dollars, except for share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$4,465	$3,487
Restricted cash and cash equivalents	37	44
Accounts receivable — net	2,540	3,709
Inventories — net	2,119	1,989
Deferred income taxes — net	432	276
Other current assets	534	512

Total current assets	10,127	10,017
Investments	196	204
Plant and equipment — net	1,509	1,526
Goodwill	2,357	2,351
Intangible assets — net	234	241
Deferred income taxes — net	3,916	3,863
Other assets	529	680

Total assets	$18,868	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,314	$1,124
Payroll and benefit-related liabilities	545	637
Contractual liabilities	239	243
Restructuring liabilities	105	97
Other accrued liabilities	3,720	3,756
Long-term debt due within one year	22	18

Total current liabilities	5,945	5,875
Long-term debt	2,630	2,646
Deferred income taxes — net	53	97
Other liabilities	3,988	4,128

Total liabilities	12,616	12,746

Minority interests in subsidiary companies	252	243
Guarantees, commitments and contingencies (notes 11, 12 and 16)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 as of June 30, 2007 and 30,000,000 as of December 31, 2006	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 as of June 30, 2007 and 1,460,978,638 as of December 31, 2006	1,211	1,211
Additional paid-in capital	22,352	22,298
Accumulated deficit	(17,628)	(17,544)
Accumulated other comprehensive loss	(471)	(608)

Total shareholders’ equity	6,000	5,893

Total liabilities and shareholders’ equity	$18,868	$18,882

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Cash Flows (unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2007	2006
		As restated*

Cash flows from (used in) operating activities
Net loss	$(63)	$(229)
Adjustments to reconcile net loss to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	152	135
Non-cash portion of special charges	3	(9)
In-process research and development expense	—	16
Equity in net loss (earnings) of associated companies — net of tax	(1)	4
Share-based compensation expense	55	53
Deferred income taxes	3	52
Cumulative effect of accounting change — net of tax	—	(9)
Pension and other accruals	135	185
Gain on sales and writedowns of investments, businesses and assets — net	(6)	(28)
Minority interests	13	(28)
Other — net	(70)	59
Changes in operating assets and liabilities	816	(993)

Net cash from (used in) operating activities	1,037	(792)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(109)	(177)
Proceeds on disposals of plant and equipment	84	89
Change in restricted cash and cash equivalents	7	16
Acquisitions of investments and businesses — net of cash acquired	(26)	(125)
Proceeds from the sales of investments and businesses and assets	(18)	108

Net cash from (used in) investing activities	(62)	(89)

Cash flows from (used in) financing activities
Dividends paid	(25)	(31)
Increase in notes payable	24	27
Decrease in notes payable	(27)	(12)
Increase in loan payable	—	1,300
Repayments of long-term debt	—	(1,425)
Decrease in capital leases payable	(11)	(9)

Net cash from (used in) financing activities	(39)	(150)

Effect of foreign exchange rate changes on cash and cash equivalents	42	53

Net increase (decrease) in cash and cash equivalents	978	(978)
Cash and cash equivalents at beginning of period	3,487	2,876

Cash and cash equivalents at end of period	$4,465	$1,898

*	See note 3

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited)
(Millions of U.S. dollars, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

Nortel Networks Limited (“Nortel”) is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). The unaudited condensed consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2006 except as discussed in note 2. The condensed consolidated balance sheet as of December 31, 2006 is derived from the December 31, 2006 audited financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. dollars as the majority of the financial results and net assets of Nortel are denominated in U.S. dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory obsolescence, product warranty, amortization and depreciation, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation charged by NNC to Nortel, and contingencies.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2007 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC and Canadian securities regulatory authorities (the “2006 Annual Report”).

Comparative figures

Certain 2006 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation and certain 2006 figures have been restated as set out in note 3.

Recent accounting pronouncements

In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. Nortel is currently evaluating whether it will elect to apply the fair value option for any of its eligible financial instruments and other items.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides accounting guidance on how to recognize the realized tax benefits associated with the payment of dividends under a share-based payment arrangement. EITF 06-11 requires that the realized tax benefits associated with dividends on unvested share-based payments be charged to equity as an increase in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Nortel will adopt the

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

provisions of EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 is not expected to have a material impact on Nortel’s results of operations and financial condition.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. Nortel will adopt the provisions of EITF 07-3 on January 1, 2008. Nortel is currently assessing the impact of EITF 07-3 on its results of operations and financial condition.

In April 2007, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation No. 39-1, an amendment to paragraph 10 of FIN 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”) (“FSP FIN 39-1”). FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Nortel will adopt the provisions of FSP FIN 39-1 on January 1, 2008. The implementation of FSP FIN 39-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

2.	Accounting changes

(a)	Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement, at the option of the entity, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Pursuant to SFAS 155, Nortel has not elected to measure its hybrid instruments at fair value.

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

(c)	Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 7.

On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation 48”. FSP FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Nortel applied the provisions of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on Nortel’s results of operations and financial condition.

(d)	Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the EITF reached a consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 has not had a material impact on Nortel’s results of operations and financial condition.

(e)	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). Nortel elected to follow its existing policy of net presentation allowed by EITF 06-3 and, therefore, its adoption of EITF 06-3 had no impact on Nortel’s results of operations and financial condition.

(f)	Share-Based Payment

On January 1, 2006, Nortel adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Nortel previously elected to account for employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003, in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”. SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 14.

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

The following tables present the impact of the adjustments on Nortel’s previously reported unaudited condensed consolidated statements of operations and a summary of the adjustments for the three and six months ended June 30, 2006. Restated amounts presented herein are consistent with the unaudited quarterly financial data disclosed in Nortel’s 2006 Annual Report.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	As Previously			As Previously
	Reported(a)	Adjustments	As Restated	Reported(a)	Adjustments	As Restated

Revenues:
Products	$2,421	$38	$2,459	$4,501	$46	$4,547
Services	323	(2)	321	625	(2)	623

Total revenues	2,744	36	2,780	5,126	44	5,170

Cost of revenues:
Products	1,502	33	1,535	2,806	24	2,830
Services	176	1	177	345	1	346

Total cost of revenues	1,678	34	1,712	3,151	25	3,176

Gross profit	1,066	2	1,068	1,975	19	1,994
Selling, general and administrative expense	594	13	607	1,188	28	1,216
Research and development expense	484	9	493	958	10	968
Amortization of intangibles	6	—	6	11	—	11
In-process research and development expense	16	—	16	16	—	16
Special charges	45	4	49	50	4	54
Loss (gain) on sales of businesses and assets	16	(4)	12	(26)	(1)	(27)

Operating loss	(95)	(20)	(115)	(222)	(22)	(244)
Other income — net	53	10	63	123	(3)	120
Interest expense
Long-term debt	(38)	—	(38)	(63)	2	(61)
Other	—	(8)	(8)	(23)	—	(23)

Loss from operations before income taxes, minority interests and equity in net loss of associated companies	(80)	(18)	(98)	(185)	(23)	(208)
Income tax expense	(27)	(2)	(29)	(50)	(4)	(54)

	(107)	(20)	(127)	(235)	(27)	(262)
Minority interests — net of tax	14	(1)	13	35	(7)	28
Equity in net loss of associated companies — net of tax	(2)	—	(2)	(4)	—	(4)

Net loss before cumulative effect of accounting change	(95)	(21)	(116)	(204)	(34)	(238)
Cumulative effect of accounting change — net of tax	—	—	—	9	—	9

Net loss	(95)	(21)	(116)	(195)	(34)	(229)
Dividends on preferred shares	13	(4)	9	25	(8)	17

Net loss applicable to common shares	$(108)	$(17)	$(125)	$(220)	$(26)	$(246)

(a)	In the third quarter of 2006, Nortel began disclosing revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Adjustments

The following table summarizes the restatement adjustments to revenues, cost of revenues, and net loss.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
		Cost of			Cost of
	Revenues	Revenues	Net Loss	Revenues	Revenues	Net Loss

As previously reported	$2,744	$1,678	$(95)	$5,126	$3,151	$(195)
Adjustments:
Pension and post-retirement benefits errors	—	3	(8)	—	6	(16)
Revenue recognition errors	36	13	20	44	(2)	39
Other errors	—	18	(33)	—	21	(57)

As restated	$2,780	$1,712	$(116)	$5,170	$3,176	$(229)

Pension and post-retirement benefits errors

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

As a result, Nortel determined that the accounting for the U.S. pension plan contained a historical adjustment that overstated the actuarial calculation of the market-related value of assets, resulting in increased pension expense of $5 and $10 for the three and six months ended June 30, 2006, respectively. In addition, Nortel discovered an error in the Canadian pension plan accounting related to the amortization of unrealized gains within the actuarial calculation of the market-related value of assets over a longer period than permitted under SFAS No. 87, “Employers’ Accounting for Pensions”. This error resulted in increases of $2 and $4 in pension expense for the three and six months ended June 30, 2006, respectively. Additionally, as a result of the comprehensive review, errors were identified in the U.S. post-retirement plan. The actuarial valuation omitted certain U.S. retirees in the calculation of post-retirement benefit obligations resulting in increased post retirement benefit expense of $1 and $2 for the three and six months ended June 30, 2006, respectively.

The correction of the pension and post-retirement benefit errors, in aggregate, resulted in net increases in pension and post-retirement benefit expense of $8 and $16 for the three and six months ended June 30, 2006, respectively. The $8 increase in pension and post-retirement benefit expense for the three months ended June 30, 2006 increased cost of revenues, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses by $3, $3 and $2, respectively. The $16 increase in pension and post-retirement benefits expense for the six months ended June 30, 2006 increased cost of revenues, and SG&A and R&D expenses by $6, $6 and $4, respectively. As a result of the pension and post-retirement benefits errors, Nortel recorded a cumulative $16 increase to other long-term liabilities as of June 30, 2006.

Revenue recognition errors

As a result of the significant ongoing remedial efforts to address Nortel’s internal control material weaknesses and other deficiencies, throughout 2006 Nortel identified a number of individually immaterial revenue recognition errors it corrected as a result of this restatement, the more individually significant of which are discussed below.

Revenue recognition errors related principally to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect. For certain of Nortel’s multiple element arrangements where certain elements such as post-contract customer support (“PCS”), specified upgrade rights and/or non-essential hardware or software products or services remained undelivered, Nortel determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established. Accordingly, Nortel should have deferred revenue and related costs until the earlier of the point in time that fair value of the undelivered element could be established or all the remaining elements have been delivered. These corrections resulted in increases in revenues of $7 and $6 for the three and six months ended June 30, 2006, respectively. These corrections also resulted in an increase in cost of revenues of $9 and a decrease of $4 for the three and six months ended June 30, 2006, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In the third quarter of 2006, Nortel recognized $40 of revenue that had been previously deferred by Nortel’s business venture with LG Electronics Inc. (“LGE”), named LG-Nortel Co. Ltd. (“LG-Nortel”), due to the fact that it believed that it was LG-Nortel’s practice to provide implicit PCS for which they did not have fair value. A subsequent detailed review of the enterprise products sold by LG-Nortel led to the conclusion in the third quarter of 2006 that LG-Nortel did not have a practice of providing implicit PCS for such enterprise products. As a result, revenue should have been recognized upon the delivery of such products. Nortel had previously recorded a cumulative correction of this error in the third quarter of 2006 and, as a result of the restatement, recorded it in the appropriate periods. The correction of this error resulted in increases of $16 and $30 in revenues for the three and six months ended June 30, 2006, respectively, and increases of $6 and $11 in cost of revenues for the three and six months ended June 30, 2006, respectively. Included in “other errors” are reductions to minority interest to reflect the non-controlling interest’s share of the impact of these restatement adjustments.

The previous misapplication of American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, resulted in errors in revenues recognized in an arrangement between 2003 and the first quarter of 2006. The misapplication related to the calculation of liquidated damages estimated to be incurred as a result of contractual commitments related to network outages. Prior to the second quarter of 2006, Nortel estimated its liquidated damages based on a quarterly network outage estimate. In the second quarter of 2006, Nortel determined that it should have been recognizing product credits based on an estimate of the total expected outages for the arrangement. Nortel had previously corrected the resulting revenue recognition errors in the second quarter of 2006 and, as a result of the restatement, has recorded the correction in the appropriate periods. The corrections resulted in increases in revenues of $8 and $13 for the three and six months ended June 30, 2006, respectively.

In 2004, Nortel entered into a software arrangement where the customer had the right to suspend payments until delivery of certain future products; therefore, the arrangement fee was not fixed or determinable. Pursuant to SOP 97-2, “Software Revenue Recognition”, if at the outset of the arrangement the fee is not fixed or determinable, once all other revenue recognition criteria have been satisfied, revenue should be recognized as payments become due. Previously, the fee was recognized ratably over the term. Due to the lack of a fixed or determinable fee, the amount recognized ratably should have been limited to the amount that was due and payable from the customer. The correction of this error resulted in decreases in revenues and gross profit of $5 and $4 for the three and six months ended June 30, 2006, respectively.

Other errors

As part of the restatement, Nortel identified and corrected several individually immaterial adjustments relating to prior periods that had been previously recorded in the third quarter of 2006. The more significant of these errors identified related to errors in warranty calculations, inventory valuation and other errors. The correction of these errors resulted in a $24 increase in cost of revenues for the three and six months ended June 30, 2006. The more individually significant errors are discussed below.

In the third quarter of 2006, Nortel corrected for royalty payments that should have been accrued in the second quarter of 2006. As part of the restatement, Nortel recorded the royalty payments in the correct period, resulting in a $7 reduction in cost of revenues in the third quarter of 2006 with a corresponding $7 increase in the second quarter of 2006.

As part of the restatement, Nortel corrected for various individually immaterial expenses recorded in the third quarter of 2006 which related to the second quarter of 2006. The errors related to invoicing issues by certain suppliers and invoicing cut-off errors, which resulted in delayed recognition of accruals. The correction of these errors resulted in an $18 reduction in SG&A expense in the third quarter of 2006, with an offsetting $18 increase in the second quarter of 2006.

As part of the restatement, Nortel corrected for asset impairments that were previously provided for under Nortel’s restructuring plans in the second quarter of 2006 and errors in the timing of accruals for special charges related to Nortel’s 2006 Restructuring Plan. These corrections resulted in a $3 reduction in special charges in the third quarter of 2006, with an offsetting increase in the second quarter of 2006.

In the third quarter of 2006, Nortel expensed $4 in R&D costs related to inventory that was incorrectly deferred in the first and second quarters of 2006. As part of this restatement, Nortel recorded this correction in the appropriate period, resulting in a $4 reduction in R&D expense in the third quarter of 2006, with an offsetting increase in the second quarter of 2006.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Statement of cash flows

The restatement had no impact on the condensed consolidated statements of cash flows for the three and six months ended June 30, 2006, other than conforming changes to the components of the reconciliation to net cash used in operating activities.

4.	Consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows, and the condensed consolidated balance sheets.

Consolidated statements of operations

Other income — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest and dividend income	$60	$26	$122	$54
Gain (loss) on sales and writedowns of investments	(5)	2	(5)	1
Currency exchange gains — net	71	15	70	16
Other — net	(2)	20	23	49

Other income — net	$124	$63	$210	$120

Hedge ineffectiveness and the discontinuance of cash flow hedges and fair value hedges that were accounted for in accordance with SFAS 133 had no material impact on net earnings (loss) for the three and six months ended June 30, 2007 or 2006.

Consolidated balance sheets

Accounts receivable — net:

	June 30,	December 31,
	2007	2006

Trade receivables	$2,101	$2,464
Notes receivable	10	7
Notes receivable from NNC and its subsidiaries	147	924
Contracts in process	369	402

	2,627	3,797
Less: provisions for doubtful accounts	(87)	(88)

Accounts receivable — net	$2,540	$3,709

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Inventories — net:

	June 30,	December 31,
	2007	2006
Raw materials	$653	$725
Work in process	12	11
Finished goods	735	727
Deferred costs	1,911	1,952

	3,311	3,415
Less: provision for inventories	(898)	(1,007)

Inventories — net	2,413	2,408
Less: long-term deferred costs(a)	(294)	(419)

Current inventories — net	$2,119	$1,989

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	June 30,	December 31,
	2007	2006
Prepaid expenses	$192	$175
Income taxes recoverable	65	63
Current investments	52	51
Other	225	223

Other current assets	$534	$512

Plant and equipment — net:

	June 30,	December 31,
	2007	2006

Cost:
Land	$36	$35
Buildings	1,086	1,185
Machinery and equipment	2,069	2,038
Assets under capital lease	216	215
Sale lease-back assets	95	92

	3,502	3,565

Less accumulated depreciation:
Buildings	(372)	(444)
Machinery and equipment	(1,503)	(1,482)
Assets under capital lease	(100)	(96)
Sale lease-back assets	(18)	(17)

	(1,993)	(2,039)

Plant and equipment — net(a)	$1,509	$1,526

(a)	Includes assets held for sale with a carrying value of nil and $52 as of June 30, 2007 and December 31, 2006, respectively, related to owned facilities that were being actively marketed for sale. These assets were written down in previous periods to their estimated fair values less estimated costs to sell. The writedowns were included in special charges. Nortel disposed of all the assets held for sale in the three months ended June 30, 2007, with no material impact on net earnings (loss). The assets held for sale had gross and net book values of approximately $168 and $56, respectively, as of the date of their disposition.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Goodwill:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2006(a)	$447	$144	$598	$991	$171	$2,351
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	1	1	1	3	—	6
Other	—	—	—	—	—	—

Balance — as of June 30, 2007	$448	$145	$599	$994	$171	$2,357

(a)	Opening balances for Enterprise Solutions, Carrier Networks, and Metro Ethernet Networks have been decreased by $25, $21, and $103, respectively, and the opening balance for Global Services has been increased by $149, to reflect the reclassification of Nortel’s network implementation services to Global Services, as described in note 5.

As a result of a reduction in the 2007 forecasted revenues for Nortel Government Solutions (“NGS”), Nortel concluded that a triggering event related to NGS had occurred requiring a goodwill impairment test in the second quarter of 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed this test and concluded that there was no impairment.

Intangible assets — net:

	June 30,	December 31,
	2007	2006

Cost	$325	$307
Less: accumulated amortization	(91)	(66)

Intangible assets — net	$234	$241

Other assets:

As of June 30, 2007, other assets included $96 of long-term investment assets held in an employee benefit trust in Canada, and restricted as to its use in operations by Nortel.

Other accrued liabilities:

	June 30,	December 31,
	2007	2006
Outsourcing and selling, general and administrative related provisions	$278	$399
Customer deposits	68	78
Product related provisions	79	93
Warranty provisions (note 11)	194	214
Deferred revenue	1,198	1,127
Advance billings in excess of revenues recognized to date on contracts(a)	1,490	1,352
Miscellaneous taxes	68	73
Income taxes payable	47	71
Tax uncertainties (note 7)	1	—
Interest payable	80	87
Other	217	262

Other accrued liabilities	$3,720	$3,756

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other liabilities:

	June 30,	December 31,
	2007	2006
Pension benefit liabilities	$1,894	$1,965
Post-employment and post-retirement benefits liabilities	845	794
Restructuring liabilities (note 6)	185	177
Deferred revenue	713	919
Tax uncertainties (note 7)	66	—
Other long-term provisions	285	273

Other liabilities	$3,988	$4,128

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Six Months Ended June 30,
	2007	2006

Accounts receivable — net	$1,169	$(306)
Inventories — net	(46)	(134)
Deferred costs	31	(141)
Income taxes	(17)	(52)
Accounts payable	193	(138)
Payroll, accrued and contractual liabilities	(302)	(223)
Deferred revenue	(132)	132
Advance billings in excess of revenues recognized to date on contracts	151	33
Restructuring liabilities	8	2
Other	(239)	(166)

Change in operating assets and liabilities	$816	$(993)

Interest and taxes paid:

Cash interest paid	$143	$114
Cash taxes paid	$49	$52

5.	Segment information

General description

In the first quarter of 2007, Nortel changed the name of its Mobility and Converged Core Networks segment to Carrier Networks (“CN”). Additionally, revenues from network implementation services consisting of engineering, installation and project management services bundled in customer contracts and previously included with sales in each of CN, Enterprise Solutions (“ES”) and Metro Ethernet Networks (“MEN”) have now been reallocated to its Global Services (“GS”) segment for management reporting purposes. The segments are discussed below. The amounts reallocated to the GS segment were based primarily on the stated value of the services in the respective bundled customer arrangements. Prior period segment information has been recast to conform to current segment presentation.

•	CN provides mobility networking solutions using (i) Code Division Multiple Access (“CDMA”) solutions, Global System for Mobile Communication (“GSM”) and Universal Mobile Telecommunication System (“UMTS”), and Worldwide Interoperability for Microwave Access (“WiMAX”) solutions and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices, such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, traditional, full featured voice services as well as internet-based voice and multimedia communications services using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Increasingly, CN addresses customers who want to provide services across both wireless as well as wired devices.

•	ES provides solutions to enterprise customers using (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multi-media communications solutions to Nortel’s enterprise customers and (iii) software solutions for multi-media messaging, conferencing and call centers. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications networks into packet-based networks supporting data, voice and multi-media communications. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options and (iv) network application services, including applications development, integration and web services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including small and medium-sized businesses, large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions, to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel believes that carrier ethernet technology, created by integrating Nortel’s data ethernet capabilities with Nortel’s optical technology expertise is particularly suited to these solutions. In addition to increased capacity and lower cost per bit, Nortel differentiates its MEN solutions on the basis of being able to deliver carrier-grade reliability. The metropolitan, or metro, network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet, and private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market. MEN also serves high performance, mission critical enterprise networks.

Other miscellaneous business activities and corporate functions, including the operating results of NGS, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services and other corporate costs are allocated to Nortel’s reportable segments based on usage determined generally by headcount. Costs not allocated to the segments are primarily related to Nortel’s corporate compliance, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

amounts in its consolidated financial statements. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

Segments

The following tables set forth information by segment for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues
Carrier Networks	$1,058	$1,262	$2,067	$2,333
Enterprise Solutions	590	478	1,187	933
Global Services	494	545	942	1,051
Metro Ethernet Networks	363	433	736	726

Total reportable segments	2,505	2,718	4,932	5,043
Other	57	62	113	127

Total revenues	2,562	2,780	5,045	5,170

Management EBT
Carrier Networks	175	83	311	140
Enterprise Solutions	6	(41)	14	(64)
Global Services	76	98	153	189
Metro Ethernet Networks	14	47	(3)	30

Total reportable segments	271	187	475	295
Other	(181)	(191)	(384)	(425)

Total Management EBT	90	(4)	91	(130)
Amortization of intangibles	(13)	(6)	(25)	(11)
In-process research and development expense	—	(16)	—	(16)
Special charges	(36)	(49)	(116)	(54)
Gain (loss) on sales of businesses and assets	10	(12)	11	27
Income tax expense	(11)	(29)	(24)	(54)

Net earnings (loss) before cumulative effect of accounting change	$40	$(116)	$(63)	$(238)

Nortel had one customer that generated revenues of approximately $270 and $579 or 11% and 11% of total consolidated revenues for the three and six months ended June 30, 2007, respectively. The revenues were generated throughout all of Nortel’s reportable segments. For the three and six months ended June 30, 2006, no customer generated revenues greater than 10% of consolidated revenues.

6.	Special charges

During the first quarter of 2007, in continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,900 employees and shifting an additional 1,000 positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Nortel estimates the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan will be approximately $390 and $370, respectively, to be incurred over fiscal 2007 and 2008. Approximately $108 of the total charges relating to the 2007 Restructuring Plan have been incurred during the six months ended June 30, 2007. Nortel expects that workforce reductions and shifting of positions will account for $300 of the estimated expense, and $90 will relate to real estate consolidation.

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions were expected to include approximately 350 middle

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

management positions throughout Nortel, with the balance to primarily occur in the U.S. and Canada and span all of Nortel’s segments. Nortel currently estimates that the workforce reduction will be 1,750 employees, compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. Nortel continues to estimate the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100, to be incurred over fiscal 2006 and 2007. Cumulative charges of $73 relating to the 2006 Restructuring Plan have been incurred as of June 30, 2007.

During 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (the “2004 Restructuring Plan” and the “2001 Restructuring Plan”). Substantially all of the charges with respect to the workforce reductions have been incurred and the remainder of the charges for ongoing lease costs are to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan.

During the six months ended June 30, 2007, Nortel continued to implement these restructuring work plans. Special charges were as follows:

		Contract			Special Charges
		Settlement	Plant and		Three Months	Six Months
	Workforce	and Lease	Equipment		Ended	Ended
	Reduction	Costs	Writedowns	Total	June 30, 2007	June 30, 2007

2007 Restructuring Plan
Provision balance as of December 31, 2006	$—	$—	$—	$—
Other special charges	79	27	3	109	$34	$109
Revisions to prior accruals	(2)	1	—	(1)	(1)	(1)
Cash drawdowns	(33)	(2)	—	(35)
Non-cash drawdowns	(4)	—	(3)	(7)
Foreign exchange and other adjustments	2	—	—	2

Provision balance as of June 30, 2007	$42	$26	$—	$68

2006 Restructuring Plan
Provision balance as of December 31, 2006	$38	$—	$—	$38
Other special charges	11	—	—	11	—	11
Revisions to prior accruals	(6)	—	—	(6)	—	(6)
Cash drawdowns	(29)	—	—	(29)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	1	—	—	1

Provision balance as of June 30, 2007	$15	$—	$—	$15

2004 Restructuring Plan
Provision balance as of December 31, 2006	$3	$53	$—	$56
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	—	1	1	2	2	2
Cash drawdowns	(2)	(6)	—	(8)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	1	—	1

Provision balance as of June 30, 2007	$1	$49	$—	$50

2001 Restructuring Plan
Provision balance as of December 31, 2006	$2	$178	$—	$180
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	(2)	2	1	1	1	1
Cash drawdowns	—	(24)	—	(24)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	1	—	1

Provision balance as of June 30, 2007	$—	$157	$—	$157

Total provision balance as of June 30, 2007(a)	$58	$232	$—	$290

Total special charges					$36	$116

(a)	As of June 30, 2007 and December 31, 2006, the short-term provision balances were $105 and $97, respectively, and the long-term provision balances were $185 and $177, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2007 Restructuring Plan

Three and six months ended June 30, 2007

During the three and six months ended June 30, 2007, Nortel recorded special charges of $20 and $77, respectively, related to severance and benefit costs associated with a workforce reduction of approximately 1,100 employees, of which 390 and 940 were notified of termination during the three and six months ended June 30, 2007, respectively. This portion of the workforce reduction was primarily in the U.S. and Canada. The real estate initiative referred to above resulted in costs of $10 and $28 during the three and six months ended June 30, 2007, respectively. Cash expenditures of $29 and $35 were incurred during the three and six months ended June 30, 2007, respectively. Approximately 75% of the total restructuring expense related to the 2007 Restructuring Plan is expected to be incurred by the end of 2007.

2006 Restructuring Plan

Three and six months ended June 30, 2007

During the three and six months ended June 30, 2007, Nortel recorded special charges of nil and $5, respectively, including revisions of nil and $(6), respectively, related to severance and benefit costs associated with a cumulative workforce reduction of approximately 920 employees, of which 90 and 355 were notified of termination during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2007, Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $14 and $29, respectively, with the remaining cash costs expected to be incurred primarily in the remainder of 2007. The remaining provision is expected to be substantially drawn down by the end of 2007.

2004 and 2001 Restructuring Plans

Three and six months ended June 30, 2007

During the six months ended June 30, 2007, the provision balance for workforce reduction has been substantially drawn down to $1 and nil for the 2004 and 2001 Restructuring Plans, respectively. During the three and six months ended June 30, 2007, the provision balance for contract settlement and lease costs was drawn down by cash payments of $3 and $6 for the 2004 Restructuring Plan, respectively, and $14 and $24 for the 2001 Restructuring Plan, respectively. For the 2004 and 2001 Restructuring Plans, the remaining provisions, net of approximately $34 and $138, respectively, in estimated sublease income, is expected to be substantially drawn down by the end of 2016 and 2013, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans by segment during the three and six months ended June 30, 2007 and 2006:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

2007 Restructuring Plan	$6	$21	$5	$1	$—	$33
2006 Restructuring Plan	—	—	—	—	—	—
2004 Restructuring Plan	1	1	—	—	—	2
2001 Restructuring Plan	—	1	—	—	—	1

Total special charges for the three months ended
June 30, 2007	$7	$23	$5	$1	$—	$36

2007 Restructuring Plan	$17	$66	$20	$5	$—	$108
2006 Restructuring Plan	1	3	1	—	—	5
2004 Restructuring Plan	1	1	—	—	—	2
2001 Restructuring Plan	—	1	—	—	—	1

Total special charges for the six months ended
June 30, 2007	$19	$71	$21	$5	$—	$116

2006 Restructuring Plan	$7	$23	$16	$1	$—	$47
2004 Restructuring Plan	—	1	—	—	—	1
2001 Restructuring Plan	—	1	—	—	—	1

Total special charges for the three months ended
June 30, 2006	$7	$25	$16	$1	$—	$49

2006 Restructuring Plan	$7	$23	$16	$1	$—	$47
2004 Restructuring Plan	1	2	1	—	—	4
2001 Restructuring Plan	—	3	—	—	—	3

Total special charges for the six months ended
June 30, 2006	$8	$28	$17	$1	$—	$54

As described in note 5, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

7.	Income taxes

During the six months ended June 30, 2007, Nortel recorded a tax expense of $24 on a loss from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $27. The tax expense of $24 is primarily related to the reduction of Nortel’s deferred tax assets, rate changes in certain jurisdictions, as well as current tax provisions in certain taxable jurisdictions which have been partially offset by the recognition of R&D related incentives.

During the six months ended June 30, 2006, Nortel recorded a tax expense of $54 on a loss from operations before income taxes, minority interests and equity earnings (loss) of associated companies of $208. The tax expense of $54 is primarily related to the reduction of Nortel’s deferred tax assets as well as current tax provisions in certain taxable jurisdictions and various corporate minimum and other taxes partially offset by the recognition of R&D related incentives.

As of June 30, 2007, Nortel’s net deferred tax assets were $4,295 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As a result of having adopted FIN 48, Nortel recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as a $1 increase to the January 1, 2007 accumulated deficit. Additionally, Nortel reduced its gross deferred tax assets by approximately $774, including $620 related to capital losses.

Nortel had approximately $991 of total gross unrecognized tax benefits as of the adoption of FIN 48 at January 1, 2007. Of this total, $49 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. At June 30, 2007, Nortel’s gross unrecognized tax benefit was $451. The decrease of $540 resulted from a $642 decrease related to settlements during the second quarter of 2007, offset by an increase of $32 for new uncertain tax positions arising in the second quarter of 2007, combined with an increase of $70 resulting from changes to measurement of existing uncertain tax positions for changes to foreign exchange rates, tax rates and other measurement criteria. Included in the $642 of settlements is $620 related to an agreed reduction of Nortel’s capital loss carryforward in the U.K., and $22 related to statute expiration in Brazil. Included in the $22 settlement related to Brazil is $19 which has favorably impacted the effective tax rate for the three and six months ended June 30, 2007.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the first six months of 2007, Nortel recognized approximately $2 in interest and penalties. Nortel had approximately $26 and $20 accrued for the payment of interest and penalties as of January 1, 2007 and June 30, 2007, respectively. The $6 decrease in interest accrual directly relates to positions settled during the second quarter as noted above offset by a slight increase of interest accrued on existing positions during the quarter.

Nortel believes it is reasonably possible that $61 of its gross unrecognized tax benefit will decrease during the twelve months ending June 30, 2008 as a result of potential resolution of current advance pricing negotiations, as further described below. It is anticipated that this potential decrease in unrecognized tax benefit would not materially impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. Nortel’s 2000 through 2006 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding Advance Pricing Arrangements (“APAs”) affecting these periods.

In accordance with SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of its deferred tax assets. This includes a review of such evidence as the carry forward periods of the significant tax assets, Nortel’s history of generating taxable income in its significant tax jurisdictions (namely Canada, the U.S., the U.K. and France), Nortel’s cumulative profits or losses in recent years, and Nortel’s projections of earnings in its significant jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its significant jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not, that the remaining deferred tax assets in these jurisdictions will be realized.

Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $79 for the taxation years of 1999 and 2000. In addition, the tax authorities in France issued proposed assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,131, additional income tax liabilities of $45 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $75 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and is in the process of entering into Mutual Agreement Procedures with competent authority under the Canada-France tax treaty to settle the dispute. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangements. Although Nortel continues to monitor the

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

progress it is not a party to these negotiations. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001.

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is also in the initial stages of preparing a new APA request which Nortel anticipates will be filed in 2007 to include tax years 2006 through at least 2010. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current year financial statements and intends to file its 2006 corporate income tax returns consistent with the methodology described in its APA requests.

The outcome of the APA application request is uncertain and possible reallocation of losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel does not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.

8.	Employee benefit plans

Nortel maintains various capital accumulation and retirement programs covering substantially all of its employees including: the balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”), available to substantially all of its North American employees; the flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K.; and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”) which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Pension expense:
Service cost	$30	$36	$60	$71
Interest cost	118	117	233	230
Expected return on plan assets	(125)	(113)	(246)	(222)
Amortization of prior service cost	1	—	2	1
Amortization of net losses	26	36	52	70
Curtailment, contractual and special termination losses	—	8	2	9

Net pension expense	$50	$84	$103	$159

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Post-retirement benefit cost:
Service cost	$1	$2	$2	$4
Interest cost	9	11	17	22
Amortization of prior service cost	(2)	(1)	(4)	(2)
Amortization of net losses	—	—	—	1

Net post-retirement benefit cost	$8	$12	$15	$25

During the six months ended June 30, 2007, contributions of $193 were made to the defined benefit plans and $18 to the post-retirement benefit plans. Nortel expects to contribute an additional $137 during the remainder of 2007 to the defined benefit pension plans for a total contribution of $330, and an additional $20 in 2007 to the post-retirement benefit plans for a total contribution of $38.

9.	Acquisition and divestiture

Acquisition

LG-Nortel Co. Ltd. business venture

On November 3, 2005, Nortel entered into a business venture with LGE, named LG-Nortel. Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share of the equity in LG-Nortel. Separately, LGE will be entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals in the 2006 and 2007 fiscal years, of up to a maximum of $80. Nortel and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount was recognized in the three months ended March 31, 2007.

Divestiture

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics Telecom Systems, Ltd. (“Flextronics”) for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel transferred approximately $404 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal, Chateaudun and Calgary. As Flextronics has the ability to exercise its unilateral rights to return certain inventory and equipment to Nortel after the expiration of a specified period following each respective transfer date (up to fifteen months), Nortel has retained these assets on its balance sheet to the extent they have not been consumed as part of ongoing operations as at June 30, 2007. Nortel currently expects that Flextronics will exercise these rights in 2007 with respect to approximately $15 of inventory and equipment. Nortel has recorded a deferred gain of $14 on this transaction as of June 30, 2007 as a result of continuing involvement in the underlying transferred assets.

10.	Long-term debt

Convertible notes offering

On March 28, 2007, NNC completed an offering of $1,150 aggregate principal amount of unsecured convertible senior notes (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended , and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of Senior Convertible Notes due 2012 (the “2012 Notes”) and $575 of Senior Convertible Notes due 2014 (the “2014 Notes”), in each case,

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

including $75 principal amount of Convertible Notes issued pursuant to the exercise in full of the over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into common shares of NNC at any time based on an initial conversion rate of 31.25 common shares per $1,000.00 principal amount of Convertible Notes (which is equal to an initial conversion price of $32.00 per common share), which rate is not a beneficial conversion option. In each case, the conversion rate is subject to adjustment in certain events, including a change of control. Holders who convert their Convertible Notes in connection with certain events resulting in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

Upon a change of control, NNC will be required to offer to repurchase the Convertible Notes for cash at 100% of the outstanding principal amount thereof plus accrued and unpaid interest and additional interest, if any, up to but not including the date of repurchase.

NNC may redeem in cash the 2012 Notes and the 2014 Notes at any time on or after April 15, 2011 and April 15, 2013, respectively, at repurchase prices equal to 100.35% and 100.30% of their outstanding principal amounts, respectively, plus accrued and unpaid interest and any additional interest up to but excluding the applicable redemption date. NNC may redeem each series of Convertible Notes at any time in cash at a repurchase price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest and any additional interest to the redemption date, in the event of certain changes in applicable Canadian withholding taxes.

The Convertible Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. The Convertible Notes are senior unsecured obligations of NNC and rank pari passu with all of its other senior obligations. Each guarantee is the senior unsecured obligation of the respective guarantor and ranks pari passu with all other senior obligations of that guarantor.

In connection with the issuance of the Convertible Notes, NNC, Nortel and NNI entered into a registration rights agreement obligating NNC to file with the SEC, prior to or on October 5, 2007, and to use its reasonable best efforts to cause to become effective prior to or on January 5, 2008, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. Holders of the Convertible Notes will be entitled to the payment of certain additional interest if any of the conditions above, or certain other conditions, are not met.

The net proceeds from the sale of the Convertible Notes were approximately $1,127 after deducting commissions payable to the initial purchasers and other offering expenses. NNC plans to use substantially all of these net proceeds to redeem at par value in September 2007 a corresponding amount of its $1,800 outstanding principal amount of 4.25% convertible senior notes due 2008. Pending this redemption, NNC has invested the net proceeds in short term liquid investments.

11.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee, as applicable to Nortel, as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of NNC or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. As of June 30, 2007, Nortel had accrued $1 in respect of these guarantees. A description of the major types of Nortel’s outstanding guarantees and related obligations, where applicable, as of June 30, 2007, is provided below:

(a)  Business sale and business combination agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel has typically retained the liabilities that relate to business events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Nortel generally indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel. Some of these types of guarantees have indefinite terms while others have specific terms extending to June 2008.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel has also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include indemnities that require Nortel to indemnify counterparties for losses incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combinations and do not provide for any limit on the maximum potential amount.

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined.

Historically, Nortel has not made any significant indemnification payments under such agreements.

In conjunction with the sale of a certain subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of June 30, 2007 is $10. A liability of $8 has been accrued in the condensed consolidated financial statements as of June 30, 2007 with respect to the obligation associated with this guarantee.

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

Historically, Nortel has not made any significant indemnification payments under such agreements. As of June 30, 2007, no liability has been accrued in the condensed consolidated financial statements with respect to Nortel’s intellectual property indemnification obligations.

(c)  Lease agreements

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities to lessors. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is $45 as of June 30, 2007. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees.

(d)  Third party debt agreements

From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, Nortel’s guarantee is secured, usually by the assets being purchased or financed. As of June 30, 2007, Nortel had no third party debt agreements that would require it to make any debt payments for its customers. As such, as of June 30, 2007, no liability was accrued in the condensed consolidated financial statements with respect to Nortel’s third party debt agreements.

Nortel is a full and unconditional guarantor of NNC’s $1,800 4.25% convertible senior notes due September 1, 2008, in the event that NNC does not make payments for the principal, premium, if any, interest and other amounts, if any, as they are due. The maximum amount that Nortel may be required to pay under this guarantee is $1,800 plus the premium, if

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

any, and accrued and unpaid interest. No amount has been accrued in the condensed consolidated financial statements with respect to the obligation associated with this guarantee.

Nortel is a full and unconditional guarantor of NNC’s Convertible Notes, in the event that NNC does not make payments for the principal, premium, if any, interest and other amounts, if any, as they are due. The maximum amount that Nortel may be required to pay under these guarantees is $1,150 plus the premium, if any, and accrued and unpaid interest. No amount has been accrued in the condensed consolidated financial statements with respect to the obligation associated with this guarantee.

(e)  Other indemnification agreements

Nortel has agreed to indemnify the banks and their agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or their agents related to the use of loan proceeds. On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide for support of certain performance related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility. As of June 30, 2007, there was approximately $154 of outstanding support utilized under the EDC Support Facility, approximately $114 of which was outstanding under the revolving small bond sub-facility.

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel has not made any significant indemnification payments under such agreements.

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, if the particular transaction becomes invalid. As of June 30, 2007, Nortel had approximately $113 of securitized receivables which were subject to repurchase under this provision, in which case Nortel would assume all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2007, or collection of the receivable amounts by the counterparty.

Nortel is not able to estimate the maximum potential liability for these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, Nortel has not made any significant indemnification payments under such agreements.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The nature of such agreements prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties and directors and officers. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability. Historically, Nortel has not made any significant indemnification payments under such agreements.

Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. As of June 30, 2007, Nortel had accrued $18 with respect to these indemnification obligations.

On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 16), NNC announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including NNC’s insurers agreeing to pay $229 in cash towards the settlement and NNC agreeing with their insurers to certain indemnification obligations. NNC believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Global Class Action Settlement. NNC is aware of one claim made to the insurers by a former officer, but information is not available at this time to make a reasonable estimate of the amount for which Nortel may be liable. As a result, NNC has not recorded a contingent liability as at June 30, 2007. The insurers’ payments would not reduce the amounts payable by NNC as disclosed in note 16.

Product warranties

The following summarizes changes in the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of June 30, 2007:

Balance as of December 31, 2006	$214
Payments	(81)
Warranties issued	107
Revisions	(46)

Balance as of June 30, 2007	$194

12.	Commitments

Bid, performance-related and other bonds

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

The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	June 30,	December 31,
	2007	2006

Bid and performance-related bonds(a)	$187	$231
Other bonds(b)	35	30

Total bid, performance related and other bonds	$222	$261

(a)	Net of restricted cash and cash equivalent amounts of $5 and $7 as of June 30, 2007 and December 31, 2006, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $30 and $33 as of June 30, 2007 and December 31, 2006, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by the venture capital firm. Nortel had remaining commitments, if requested, of $27 as of June 30, 2007. These commitments expire at various dates through to 2016.

Nortel and Microsoft Corporation Alliance

In the third quarter of 2006, Nortel and Microsoft Corporation (“Microsoft”) entered into a four-year agreement, with provisions for extension, to form a strategic alliance to jointly develop, market and sell communications solutions. Under the agreement, Nortel and Microsoft agreed to form joint teams to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. The agreement engages the companies at the technology, marketing and business levels and includes joint product development, solutions and systems integration and go-to-market initiatives. Both companies will invest resources in marketing, business development and delivery.

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel and $40 in research and development funds over the initial four-year term of the agreement. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel consisting of five percent of revenue, as defined over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of June 30, 2007, Nortel had not received any of the research and development funds from Microsoft.

13.	Shareholders’ equity

The following are the changes in shareholders’ equity during the six months ended June 30, 2007:

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Shares	Shares	Capital	Deficit	Loss	Total

Balance as of December 31, 2006	$536	$1,211	$22,298	$(17,544)	$(608)	$5,893
Net loss	—	—	—	(63)	—	(63)
Foreign currency translation adjustment	—	—	—	—	82	82
Unrealized loss on investments — net	—	—	—	—	(3)	(3)
Pension and post-retirement amortization items — net	—	—	—	—	29	29
Unrealized derivative gain on cash flow hedges — net	—	—	—	—	29	29
Share-based compensation	—	—	55	—	—	55
Adoption of FIN 48 (notes 2 and 7)	—	—	—	(1)	—	(1)
Dividend	—	—	—	(20)	—	(20)
Other	—	—	(1)	—	—	(1)

Balance as of June 30, 2007	$536	$1,211	$22,352	$(17,628)	$(471)	$6,000

Nortel is authorized to issue an unlimited number of common shares without nominal or par value.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings (loss)	$40	$(116)	$(63)	$(229)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	70	113	82	135
Unrealized gain (loss) on investments — net(a)	(1)	(34)	(3)	(20)
Pension and post-retirement amortization items — net	14	—	29	(1)
Unrealized derivative gain (loss) on cash flow hedges — net(b)	23	9	29	3

Comprehensive income (loss)	$146	$(28)	$74	$(112)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and are included in accumulated other comprehensive income until realized. Unrealized gain (loss) on investments was net of tax of nil for each of the three and six months ended June 30, 2007 and 2006.

(b)	During the three and six months ended June 30, 2007 and 2006, nil and $5, $5 and $9 of net derivative gains were reclassified to other income — net, respectively. Nortel estimates that $19 of net derivative gains included in accumulated other comprehensive loss will be reclassified into net earnings (loss) within the next 12 months.

14.	Share-based compensation plans

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

During 2005, the shareholders of NNC approved the SIP, a share-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees of NNC and its subsidiaries. On November 6, 2006, the SIP was amended and restated effective as of December 1, 2006, to adjust the number of common shares available for grant thereunder to reflect the 1 for 10 consolidation of NNC’s issued and outstanding common shares. The subscription price for each share subject to an option shall not be less than 100% of the market value of common shares of NNC on the date of the grant. Subscription prices are stated and payable in U.S. dollars for U.S. options and in Canadian dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The CHRC, which administers the SIP, generally has the discretion to accelerate or waive any condition to the vesting of options, but in no case shall options granted become exercisable within the first year (except in the event of death), and in no case shall the exercise period exceed ten years. NNC meets its obligations under the SIP by issuing NNC common shares. All stock options granted have been classified as equity instruments based on the settlement provisions of the share-based compensation plans.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Stand-alone SARs or SARs in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment, in cash, shares or any combination thereof, an amount equal to the excess of the market value of a common share of NNC on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. Generally, SARs awarded under the SIP vest in equal installments on the first four anniversary dates of the date of the award.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options have been granted under the 1986 Plan and the 2000 Plan in connection with this program. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of NNC on the date of grant and the replacement options have an exercise price equal to the market value of a common share of NNC on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of NNC at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the six months ended June 30, 2007 and 2006.

NNC also assumed stock option plans in connection with the acquisition of various companies. Common shares of NNC are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed stock option plans may differ from the SIP, 2000 Plan and 1986 Plan, but are not considered significant to Nortel and NNC’s overall use of share-based compensation.

Restricted stock units and performance stock units

RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on continued employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of NNC. Under the SIP, vested units will generally be settled upon vesting by delivery of a common share of NNC for each vested unit or payment of a cash amount equal to the market value of a common share of NNC at the time of settlement, or a combination thereof, as determined at the discretion of the CHRC.

Generally, RSUs awarded to executive officers in 2005, and employees from January 1, 2007, prospectively vest in equal installments on the first three anniversary dates of the date of the award. The RSUs awarded under the SIP will be settled in shares at the time of vesting.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Share-based compensation

The following table provides the share-based compensation charged by NNC to Nortel and recorded for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006(a)

Share-based compensation:
Stock option expense	$21	$27	$41	$41
RSU expense	6	1	10	3
PSU expense	3	—	4	—

Total share-based compensation reported	$30	$28	$55	$44

(a)	Includes a reduction of share-based compensation expense of approximately $9 recognized in the first quarter of 2006 to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

Nortel and NNC estimate the fair value of stock options and SARs using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107. The key input assumptions used to estimate the fair value of stock options and SARs include the grant price of the options, the expected term of the options, the volatility of NNC’s stock, the risk-free rate and NNC’s dividend yield. Nortel and NNC believe that the Black-Scholes-Merton option-pricing model sufficiently captures the substantive characteristics of the option and SAR awards and is appropriate to calculate the fair values of NNC’s stock options.

The following ranges of weighted-average assumptions were used in computing the fair value of stock options and SARs for purposes of expense recognition, for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Black-Scholes-Merton weighted-average assumptions
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility(a)	53.11% - 53.23%	72.74%	53.11% - 53.56%	72.74%
Risk-free interest rate(b)	4.54% - 4.77%	5.04%	4.43% - 4.77%	5.04%
Expected option life in years(c)	4	4	4	4
Weighted-average stock option fair value per NNC option granted	$11.39-$11.97	$12.26	$11.86 - $11.97	$12.26

(a)	The expected volatility of NNC’s stock is estimated using the daily historical stock prices over a period equal to the expected term.

(b)	Nortel used the five year government treasury bill rate to approximate the four year risk free rate.

(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.

The fair value of RSU awards is the share price on the date of grant. Nortel and NNC estimate the fair value of PSU awards using a Monte Carlo simulation model, consistent with the provisions of SFAS 123R. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006(b)

Monte Carlo assumptions
Beta	1.9	2.1	1.9	2.1
Risk-free interest rate(a)	4.46%	5.10%	4.46%	5.10%

(a)	The risk-free rate used was the three year government treasury bill rate.

(b)	Due to the restatement effected in the second quarter of 2006 and the suspension of trading under the plans, no awards were granted by NNC in the first quarter of 2006.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As of June 30, 2007, the annual forfeiture rates applied to NNC’s stock option plans, SARs, RSU and PSU awards were 15.67%, 15.67%, 12.96% and 6.90%, respectively.

Cash received from exercises under all share-based payment arrangements was $9 and $1 for the six months ended June 30, 2007 and 2006, respectively. Tax benefits realized by NNC related to these exercises were nil and nil, for the six months ended June 30, 2007 and 2006, respectively.

15.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties are summarized for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
LG Electronics Inc.(a)	$5	$1	$12	$2
Vertical Communications Systems Inc. (“Vertical”)(b)	3	—	7	1
Other	2	2	4	2

Total	$10	$3	$23	$5

Purchases:
LG Electronics Inc.(a)	103	58	182	111
Sasken Communications Technology Ltd. (“Sasken”)(c)	7	9	12	17
GNTEL Co., Ltd. (“GNTEL”)(d)	25	12	40	21
Other	2	9	3	12

Total	$137	$88	$237	$161

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory related items. As of June 30, 2007, accounts payable to LGE was $98, compared to $76 as at December 31, 2006.

(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.

(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development related purchases. Accounts payable to Sasken were $2 as at June 30, 2007 and December 31, 2006.

(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of June 30, 2007, accounts payable to GNTEL were $14, compared to $17 as at December 31, 2006.

Balances with related parties were as follows:

	June 30,	December 31,
	2007	2006

Owing (to) from NNC — net	$(227)	$847
Owing from NNC subsidiaries — net	100	77
Other related parties	(108)	(84)

Related party receivables (payables)	$(235)	$840

16.	Contingencies

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

Under the terms of the Global Class Action Settlement, NNC will pay $575 in cash and issue approximately 62,866,775 common shares of NNC (representing approximately 14.5% of NNC’s common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting NNC’s 1 for 10 common share consolidation on December 1, 2006. NNC will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under NNC’s bonus plan. The total settlement amount will include all plaintiffs’ court approved attorneys’ fees. On June 1, 2006, NNC placed $575 plus accrued interest of $5 into escrow and has classified this amount as restricted cash. As a result of the Global Class Action Settlement, NNC established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve was adjusted each quarter since February 2006 to reflect the fair value of the common shares issuable.

The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of shares issuable by NNC in connection with the equity component was fixed. As such, a final measurement date occurred for the equity component of the settlement and the value of the NNC shares issuable was fixed at their fair value of $1,626 on the effective date. No further fair value adjustments have been made beyond March 20, 2007.

NNC recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of a final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within NNC’s shareholders’ equity on March 20, 2007 as the number of NNC issuable shares was fixed on that date. The reclassified amount will be further reclassified to common shares as the NNC shares are issued. At the effective date of March 20, 2007, NNC also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement as the funds are controlled by the escrow agents and NNC’s obligation has been extinguished. The administration of the settlement will be a complex and lengthy process. The claims administrator will submit lists of approved claims to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants will begin. Although it is not possible to predict how long the process will take, approximately 4% of the settlement shares have been issued, and NNC currently expects the issuance of the balance to commence in the second half of 2007 and continue into 2008.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

In August 2006, NNC reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval (the “Ontario Settlement”). In February 2007, the court approved the Ontario Settlement. The settlement did not have a material impact on NNC’s financial condition and an accrued liability was recorded as it was paid in the third quarter of 2006.

In April 2004, NNC announced that it was under investigation by the SEC in connection with the restatements of its financial statements in 2003 and 2004. As a result of discussions with the Enforcement Staff of the SEC for purposes of resolving the investigation, NNC concluded that a reserve should be provided. Accordingly, NNC recorded an accrual in its condensed consolidated financial statements in the second quarter of 2007 in the amount of $35, which it believes represents the current best estimate for the liability associated with this matter. However, this matter is ongoing and the ultimate outcome is still uncertain.

In April 2004, NNC also announced that it was under investigation by the Ontario Securities Commission (the “OSC”) in connection with the same matters as the SEC investigation. In May 2007, Nortel and NNC entered into a settlement agreement with the Staff of the OSC in connection with its investigation. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, Nortel and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, their progress in implementing their remediation plan. This reporting requirement will begin following the filing of this quarterly report and will end upon the earlier of the elimination of their remaining material weakness relating to revenue recognition and the completion of their remediation plan. The OSC order does not impose any administrative penalty or fine. However, NNC has made a payment to the OSC in the amount CAD$1 million as a contribution towards the cost of its investigation.

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

Beginning in December 2001, NNC, together with certain of its then-current and former directors, officers and employees, was named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the NNC Long-Term Investment Plan, who held shares of the NNC Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC’s common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified.

In January 2005, Nortel and NNC filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, their former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003.

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against Nortel and NNC asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against NNC and Nortel asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

In June 2005, Ipernica Limited (formerly known as QSPX Development 5 Pty Ltd), an Australian patent holding firm, filed a lawsuit against NNC in the U.S. District Court for the Eastern District of Texas alleging patent infringement. In April 2007, the jury reached a verdict to award damages to the plaintiff in the amount of $28. Post-trial motions have been filed. The trial judge will next enter a judgment that could range from increasing the damages award against NNC to a reversal of the jury’s verdict.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to NNC of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which NNC has recorded in 2006 and first quarter of 2007 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, NNC has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, NNC cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, NNC intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. NNC will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2007, the accruals on the condensed consolidated balance sheet for environmental matters were $27. Based on information available as of June 30, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel has remedial activities under way at 13 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

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

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Nortel Networks Limited. The MD&A should be read in combination with our unaudited condensed consolidated financial statements and the accompanying notes. All dollar amounts in this MD&A are in millions of United States, or U.S., dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report, our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, or 2007 First Quarter Report, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

Executive Overview

Our Business and Strategy

We are a global supplier of networking solutions serving both service provider and enterprise customers. Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity and drive customer value. Our technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. Our business activities include the design, development, engineering, marketing, sale, supply, licensing, installation, servicing and support of these networking solutions.

The telecommunications industry has evolved over the past two decades by developing new technologies and using those technologies to build smarter and faster networks. We believe that the telecommunications industry today stands at the threshold of a new era to be fueled by increasing demand for pervasive personal broadband capabilities that provide high-bandwidth access to any application from any device and any location. We believe that innovation in this era will be driven by a mega trend that we call “hyperconnectivity”. Hyperconnectivity refers to the expected dramatic increase in demand for network connections as more devices, such as portable gaming and entertainment devices, digital cameras, appliances, motor vehicles and other devices are added to the network. Hyperconnectivity is underpinned by two technology pillars. The first pillar is the evolution of the way networks are built to true broadband. The second pillar is how end-user value is delivered through communications-enabled applications. True broadband refers to the ability of an internet user to access the network from any location using any access device without losing quality, connectivity, content or clarity. We believe that the increasing use of video, high definition television, video on demand, peer-to-peer connectivity and other applications requiring the use of significant bandwidth will result in increased demand for true broadband. To deliver a true broadband experience to users, wired and wireless access, metro and core bandwidth will need to be increased substantially, and fixed and mobile communications will need to continue to converge and become seamless to the end user. Communications-enabled applications refers to the trend towards increasingly rich, web-based, network-aware applications and services that will be made possible by middleware based on emerging technologies like Service-Oriented Architecture and IP Multimedia Subsystem, or IMS. Our strategy is to capitalize on these trends by transforming enterprises to support a hyperconnected world, delivering next-generation mobility and convergence to enable a true broadband experience, and providing networking solutions that integrate networks and applications into a seamless framework.

Our short-term focus has been on: (i) the transformation of our businesses and processes, (ii) integrity renewal and (iii) growth imperatives. We believe we are well positioned to deliver wireless and wireline infrastructure, applications and services to carrier and enterprise customers.

Our plan for business transformation is expected to address our most significant operational challenges. It is focused on simplifying our organizational structure and maintaining a strong focus on revenue generation and improved operating margins as well as quality improvements and cost reductions through a program known as Six Sigma. Our plan contemplates the transformation of our business in six key areas: services, procurement effectiveness, revenue stimulation (including sales and pricing), research and development, or R&D, effectiveness, general and administrative effectiveness, and organizational and workforce effectiveness. Employees throughout our organization are engaged in supporting various objectives in each of these areas. Other initiatives include the continued progress of our finance transformation project, which includes, among other things, a new information technology platform to provide an integrated global financial system.

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

Our long-term growth imperatives are motivated by a desire to generate profitable growth and focus on areas where we can attain a leadership position and a minimum market share of twenty percent in key technologies, with a specific focus on mobility and convergence, enterprise transformation, and services and solutions. We anticipate that industry demand for wireless networking solutions will increase due to continued subscriber and network traffic growth to support applications such as mobile video. As a result, we plan to increase our investment in metro ethernet, particularly to support video delivery over wired as well as wireless access, and in products compliant with the Worldwide Interoperability for Microwave Access, or WiMAX, standard, and the IMS service creation and control architecture, and other fourth generation network, or 4G, products as the market determines, such as Long Term Evolution, or LTE.

We believe we are well-positioned in many enterprise voice networks today, but continue to face competitive challenges in integrating our voice and data portfolios to capitalize on the trend towards internet protocol, or IP, converged networks. We have taken steps to strengthen our end-to-end convergence solutions and focus on the enterprise market, including through the acquisition of Tasman Networks Inc., or Tasman Networks, in 2006, which has strengthened our data portfolio. In the third quarter of 2006, we entered into a strategic alliance with Microsoft Corporation to facilitate the ongoing transition of a key component of our business from traditional voice technology to software.

Our four reportable segments are: Carrier Networks, or CN, Enterprise Solutions, or ES, Global Services, or GS, and Metro Ethernet Networks, or MEN. In the first quarter of 2007, we changed the name of the Mobility and Converged Core Networks segment to Carrier Networks, or CN. The CN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices and also offers circuit- and packet-based voice switching products that provide traditional, full featured voice services as well as internet-based voice and multimedia communication services to telephone companies, wireless service providers, cable operators and other service providers. Increasingly, CN addresses customers who want to provide service across both wireless and wired devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and to transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multimedia communications services.

In the first quarter of 2007, we further refined our segments. Revenues from network implementation services consisting of network planning, engineering, installation and project management services bundled in customer contracts and previously included with sales in each of CN, ES and MEN have now been reallocated to our GS segment for management reporting purposes. The segments are discussed below. The amounts reallocated to the GS segment were based primarily on the stated value of the services in the respective bundled customer arrangements. We have recast our first and second quarter 2006 segment information to reflect these changes in our reportable segments.

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

Second Quarter Financial Highlights

The following is a summary of our second quarter financial highlights:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenues	$2,562	$2,780	$(218)	(8)	$5,045	$5,170	$(125)	(2)
Gross profit	1,048	1,068	(20)	(2)	2,052	1,994	58	3
Gross margin%	40.9%	38.4%		2.5 points	40.7%	38.6%		2.1 points
Selling, general and administrative expense	593	607	(14)	(2)	1,196	1,216	(20)	(2)
Research and development expense	419	493	(74)	(15)	824	968	(144)	(15)

Operating margin	36	(32)	68		32	(190)	222
Operating margin %	1.4%	−1.2%		2.6 points	0.6%	−3.7%		4.3 points
Interest expense	70	46	24	52	139	84	55	65
Other income — net	(124)	(63)	(61)		(210)	(120)	(90)	—
Minority interests — net of tax	1	(13)	14		13	(28)	41	—
Equity in net loss (earnings) of associated companies — net of tax	(1)	2	(3)	(150)	(1)	4	(5)	(125)

Management EBT	90	(4)	94		91	(130)	221
Amortization of intangibles	13	6	7	117	25	11	14	127
In-process research and development expense	—	16	(16)	(100)	—	16	(16)	(100)
Special charges	36	49	(13)	(27)	116	54	62	115
Loss (gain) on sales of businesses and assets	(10)	12	(22)	(183)	(11)	(27)	16
Income tax expense	11	29	(18)	(62)	24	54	(30)	(56)

Net earnings (loss) before cumulative effect of accounting change	40	(116)	156		(63)	(238)	175

As discussed below under “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters”, in the fourth quarter of 2006, we restated our consolidated financial statements for the first, second and third quarters of 2006. For additional information see note 3, “Restatement of previously issued financial statements” to the accompanying unaudited condensed consolidated financial statements, the 2006 Annual Report and the 2007 First Quarter Report.

Q2 2007 vs. Q2 2006

•	Revenues decreased 8% to $2,562: Revenues decreased in the second quarter of 2007 compared to the second quarter of 2006 in the CN, MEN and GS segments, partially offset by an increase in the ES segment. From a geographic perspective, the decrease was driven by the Europe, Middle East and Africa, or EMEA, and Asia regions, partially offset by increases in the U.S., Canada and Caribbean and Latin America, or CALA, regions. The revenue decline is primarily attributable to declines in the CN and GS segments related to the divestiture of certain assets and liabilities of our Universal Mobile Telecommunication System, or UMTS, Access business and decline in Global System for Mobile communication , or GSM, Core and UMTS Core, or collectively GU Core, and traditional Time Division Multiplexing, or TDM, based solutions, partially offset by increases in ES due to deferred revenues recognized in the second quarter of 2007 due to our completion or elimination of customer deliverable obligations and increased demand in GSM Access.

•	Gross margin increased 2.5 percentage points to 40.9%: The increase was predominantly due to the shift in geographic and product mix in the second quarter of 2007 as compared to the second quarter of 2006, most significantly in the CN segment. The increase in CN segment is primarily due to better product mix in Code Division Multiple Access, or CDMA, business, improved GSM Access and Converged Multimedia Networks voice over internet protocol, or CMN — VOIP, technology margins.

•	Operating margin increased by $68 to $36: The increase was predominately due to increased gross profit as a result of the increased gross margins and decreased R&D and SG&A expenses in the second quarter of 2007 compared to the second quarter of 2006 as a result of continued momentum of our business transformation cost reduction initiatives and headcount reductions as a result of the UMTS Access divestiture.

•	Management EBT increased by $94 to $90: The increase in Management EBT was driven primarily by increases in the CN and ES segments, partially offset by decreases in the MEN and GS segments. The CN and GS segments continued to be significantly more profitable than ES and MEN.

•	Net earnings (loss) before cumulative effect of accounting change increased $156 to net earnings of $40 from a net loss of $116: The increase in net earnings was driven primarily by decreases in SG&A and R&D and an increase in operating margin.

•	Cash and cash equivalents decreased $84 from March 31, 2007 to $4,465 at June 30, 2007: The decrease in cash was primarily driven by net cash used in operating activities of $121 and net cash used in financing activities of $22, partially offset by cash from investing activities of $23 and net positive impacts from foreign exchange of $36.

First half of 2007 vs. first half of 2006

•	Revenues decreased 2% to $5,045: Revenues decreased in the first half of 2007 compared to the first half of 2006 in the CN and GS segments, partially offset by increases in the ES and MEN segments. From a geographic perspective, the decrease was driven by the EMEA and Asia regions, partially offset by increases in the U.S., Canada and CALA regions. The revenue decline is primarily attributable to declines in the CN and GS segments. The decline in the CN segment was related to the UMTS Access divestiture and declines in GU Core business and traditional TDM based solutions offset by increases in CDMA. The decline in GS was related to the UMTS Access divestiture. These decreases were partially offset by increases in ES and MEN as a result of deferred revenues recognized in the first half of 2007 due to our ongoing completion or elimination of customer deliverable obligations.

•	Gross margin increased 2.1 percentage points to 40.7%: The increase was predominantly due to the shift in geographic and product mix in the first half of 2007 as compared to the first half of 2006, most significantly in the CN and GS segments primarily due to reduced UMTS Access revenues, which were traditionally lower margin products and solutions, as a result of the divestiture of our UMTS Access business. The increase in CN segments is primarily due to better product mix in CDMA and improved GSM Access and GU Voice Core margins.

•	Operating margin increased by $222 to $32: The increase was predominately due to increased gross profit as a result of the increased gross margins and decreased R&D and SG&A expenses in the first half of 2007 compared to the first half of 2006 as a result of continued momentum of our business transformation cost reduction initiatives and headcount reductions as a result of the UMTS Access divestiture.

•	Management EBT increased by $221 to earnings of $91: The increase in Management EBT was driven primarily by increases in the CN and ES segments, partially offset by decreases in the GS and MEN segments. The CN and GS segments continued to be significantly more profitable than ES and MEN.

•	Net earnings (loss) before cumulative effect of accounting change increased $175 to a net loss of $63 from a net loss of $238: The decrease in net loss was driven primarily by decreases in SG&A and R&D and an increase in operating margin.

•	Cash and cash equivalents increased $978 from December 31, 2006 to $4,465 at June 30, 2007: The increase in cash was primarily driven by net cash from operating activities of $1,037 and net positive impacts from foreign exchange of $42, partially offset by net cash used in investing activities of $62 and net cash used in financing activities of $39.

Significant Business Developments

Convertible Notes Offering

On March 28, 2007, NNC completed an offering of convertible senior notes, or the Convertible Notes, in an aggregate principal amount of $1,150. NNC plans to use the net proceeds to redeem at par value in September 2007, a corresponding amount of our $1,800 outstanding principal amount of 4.25% convertible notes, which mature in September 2008. Pending this redemption, NNC has invested the $1,127 net proceeds of the Convertible Notes offering in short term liquid investments.

Business Transformation Initiatives

On February 7, 2007, we outlined the next steps of our Business Transformation plan with the announcement of a work plan to implement a net reduction in our global workforce of approximately 2,900 positions, or the 2007 Restructuring Plan. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio. Upon completion, the 2007 Restructuring Plan is expected to result in annual savings of approximately $400, with approximately half of these annual savings expected to be realized in 2007.

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

Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters

Restatements

We have effected successive restatements of prior period financial results. In December 2003, we restated our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, and for the quarters ended March 31, 2003 and June 30, 2003, or the First Restatement. Following an independent review of the facts and circumstances leading to the First Restatement, or the Independent Review, we restated our consolidated financial statements for the years ended December 31, 2002 and 2001, and the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002, or the Second Restatement.

Please see the Independent Review Summary in the Controls and Procedures section of our 2003 Annual Report on Form 10-K for further information concerning these governing principles as they relate to three identified categories — people, processes and technology.

As part of these remedial measures and to compensate for the unremedied material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. As a result, we effected a further restatement of our consolidated financial statements, or the Third Restatement, for the years ended December 31, 2004 and 2005, and for the fiscal quarters ended March 31, June 30 and September 30, 2005, in May 2006. For information relating to these prior restatements and control deficiencies that resulted in previously reported material weaknesses, please see the Controls and Procedures section of our 2003, 2004 and 2005 Annual Reports on Form 10-K.

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

In the course of the preparation of our 2006 annual financial statements, we identified certain errors primarily through discussions with our North American pension and post-retirement actuaries and through our ongoing remediation efforts with respect to our material weakness related to revenue recognition and our previously reported material weaknesses and other internal control deficiencies. As a result, we restated our consolidated balance sheet as of December 31, 2005 and consolidated statements of operations, changes in equity and comprehensive income (loss) and statements of cash flows for the years ended December 31, 2005 and 2004, as well as the quarters ended March 31, June 30 and September 30, 2006. The adjustments related to: (i) pension and post-retirement benefits errors, (ii) revenue recognition errors, (iii) a prior year tax error and (iv) other errors.

The following table summarizes the adjustments from the most recent restatement for the three and six months ended June 30, 2006:

				For the Six Months Ended
	For the Three Months Ended June 30, 2006			June 30, 2006
		Cost of			Cost of
	Revenues	Revenues	Net Loss	Revenues	Revenues	Net Loss

As previously reported	$2,744	$1,678	$(95)	$5,126	$3,151	$(195)
Adjustments:
Pension and post-retirement benefits errors	—	3	(8)	—	6	(16)
Revenue recognition errors	36	13	20	44	(2)	39
Other errors	—	18	(33)	—	21	(57)

As restated	$2,780	$1,712	$(116)	$5,170	$3,176	$(229)

Regulatory Actions

In May 2007, we and NNC entered into a settlement agreement with the Staff of the Ontario Securities Commission, or OSC, in connection with its investigation into prior accounting practices that led to certain restatements of our and NNC’s financial results. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, we and NNL are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, our progress in implementing our remediation plan. This reporting requirement will begin following the filing of this quarterly report and will end upon the earlier of the elimination of our remaining material weakness relating to revenue recognition and the completion of our remediation plan. The OSC order does not impose any administrative penalty or fine. However, we have made a payment to the OSC in the amount of CAD$1 million as a contribution towards the costs of its investigation.

We and NNC have been under investigation by the United States Securities and Exchange Commission, or SEC, since April 2004 in connection with previous restatements of our consolidated financial statements. As a result of discussions with the Enforcement Staff of the SEC for purposes of resolving the investigation, NNC concluded that a reserve should be provided. Accordingly, NNC recorded an accrual in the second quarter of 2007 in the amount of $35, which they believe represents their current best estimate for the liability associated with this matter. However, this matter is ongoing and the ultimate outcome is still uncertain.

In addition, we have received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our financial accounting reporting by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is ongoing. Regulatory sanctions may potentially require us to agree to remedial undertakings that may involve us or an independent adviser reporting on the review, assessment and monitoring of our accounting practices, financial reporting and disclosure processes and internal control systems. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

United States	$1,171	$1,145	$26	2	$2,387	$2,273	$114	5
EMEA	678	887	(209)	(24)	1,256	1,520	(264)	(17)
Canada	178	145	33	23	351	307	44	14
Asia	336	455	(119)	(26)	718	760	(42)	(6)
CALA	199	148	51	34	333	310	23	7

Consolidated	$2,562	$2,780	$(218)	(8)	$5,045	$5,170	$(125)	(2)

Q2 2007 vs. Q2 2006

Revenues decreased to $2,562 in the second quarter of 2007 from $2,780 in the second quarter of 2006, a decrease of $218, or 8%. Revenues decreased in EMEA primarily due to the UMTS Access divestiture in the fourth quarter of 2006 and in Asia primarily due to revenues associated with the recognition of previously deferred revenue as a result of the completion of certain customer contract deliverables in 2006 that were not repeated in 2007, partially offset by growth in the remaining UMTS Access business in LG-Nortel. These revenue decreases were also partially offset by increases in CALA, Canada and the U.S. due to increased volumes and the recognition of previously deferred revenues. Revenues in the second quarter of 2007 also benefited from continuing favorable foreign currency exchange impacts, driven by the strengthening of the euro, the British Pound and the Canadian Dollar against the U.S. Dollar, resulting in an estimated increase in revenues of approximately 2% for the three months ended June 30, 2007.

Revenues decreased by $209 in EMEA in the second quarter of 2007 compared to the second quarter of 2006, driven primarily by decreases in our CN, GS and MEN segments, partially offset by increases in our ES segment. The decreases in CN and GS of $134 and $74, respectively, were primarily attributable to the UMTS Access divestiture and declines in the GS wireless related business. MEN data networking and security solutions decreased by $52 as a result of the recognition of previously deferred multi-service switch revenues in the second quarter of 2006, partially offset by increased volumes in multi-service switch revenues in the second quarter of 2007. ES circuit and packet solutions increased by $15 and enterprise data networking and security solutions increased by $30 mainly due to the recognition of previously deferred revenues due to our completion or elimination of customer deliverable obligations for certain products.

Revenues decreased by $119 in Asia in the second quarter of 2007 compared to the second quarter of 2006, driven primarily by decreases in our MEN and CN segments. MEN optical networking solutions decreased by $56 and MEN data networking and security solutions decreased by $14 as a result of the recognition of previously deferred revenues in the second quarter of 2006. CN circuit and packet voice solutions decreased by $29, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the second quarter of 2006 that were not repeated in the second quarter of 2007. GSM and UMTS solutions decreased by $28 as a result of volume decreases in the voice core business due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the second quarter of 2006 that were not repeated in the second quarter of 2007, partially offset by increases in the LG-Nortel UMTS business as a result of the completion of certain projects in the second quarter of 2007.

Revenues increased by $51 in CALA in the second quarter of 2007 compared to the second quarter of 2006, driven primarily by increases in our MEN and CN segments. MEN optical networking solutions increased by $16 and GSM and UMTS solutions revenues in the CN segment increased by $34 as a result of the recognition of previously deferred revenues.

Revenues in Canada and the U.S. increased by $59 in the second quarter of 2007 compared to the second quarter of 2006, driven primarily by increases in our ES, MEN and GS segments, partially offset by decreases in our CN segment. The ES segment increased by $33 in the U.S., partially due to market growth and the recognition of previously deferred revenues due to our completion or elimination of customer deliverable obligations in our ES data networking and security solutions business. The MEN segment increased by $27 in Canada and the U.S., primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables resulting from the termination of a supplier agreement and volume increases in optical networking solutions, partially offset by declines in the market for our maturing products. The GS segment increased by $26 in the U.S., primarily due to volume increases. The CN segment decreased by $47 in the U.S., partially offset by an increase in Canada of $18. GSM and UMTS solutions decreased $41 in the U.S. due to revenues associated with the completion of major projects in 2006 that were not repeated in the second quarter of 2007. CN circuit and packet voice solutions decreased by $17 in the U.S. as a result of a decline in demand for traditional TDM based solutions and lower spending by certain customers. CDMA solutions increased by $27 in Canada primarily due to increased volumes related to increased investments by certain of our customers in their infrastructure in order to enhance their service offerings.

First half of 2007 vs. first half of 2006

Revenues decreased to $5,045 in the first half of 2007 from $5,170 in the first half of 2006, a decrease of $125, or 2%. Revenues decreased in EMEA primarily due to the UMTS Access divestiture in the fourth quarter of 2006 and in Asia primarily due to revenues associated with the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that were not repeated in 2007. These revenue decreases were partially offset by increases in the U.S., Canada and CALA due to increased volumes and the recognition of previously deferred revenues. Revenues in the first half of 2007 also benefited from favorable foreign currency exchange impacts, driven by the strengthening of the British Pound, euro and Canadian Dollar against the U.S. Dollar, resulting in an estimated increase of approximately 2% for the six months ended June 30, 2007.

Revenues decreased by $264 in EMEA in the first half of 2007 compared to the first half of 2006, driven primarily by decreases in our CN and GS segments, partially offset by increases in our ES segment. The decreases in CN and GS were primarily attributable to the UMTS Access divestiture. ES circuit and packet solutions increased by $51 and ES data networking and security solutions increased by $74 mainly due to market growth and the recognition of previously deferred revenues due to our completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business.

Revenues decreased by $42 in Asia in the first half of 2007 compared to the first half of 2006, driven primarily by decreases in our MEN segment, partially offset by increases in our ES segment. MEN optical networking solutions decreased by $59 and MEN data networking and security solutions decreased by $19 as a result of revenues associated with the completion of major projects in 2006 that were not repeated in 2007. ES circuit and packet solutions revenues increased by $24, driven primarily by the recognition of previously deferred revenues.

Revenues in Canada and the U.S. increased by $158 in the first half of 2007 compared to the first half of 2006, driven primarily by increases in our ES, MEN and CN segments. The ES segment increased by $76 in the U.S., primarily due to market growth and the recognition of previously deferred revenues due to our completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business. The MEN segment increased by $59 in the U.S., primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables resulting from the termination of a supplier agreement and volume increases in optical networking solutions, partially offset by a declining market for maturing products. The CN segment increased by $43 in Canada, partially offset by a decrease in the U.S. of $19. CN circuit and packet voice solutions decreased by $44 in the U.S. and $14 in Canada as a result of a decline in demand for traditional TDM based solutions and the completion of major projects in 2006 that were not repeated in 2007. GSM and UMTS solutions revenue in the U.S. decreased by $82 as a result of revenues associated with the completion of major projects in 2006 that were not repeated in the second quarter of 2007. CDMA solutions increased by $107 in the U.S. and $60 in Canada due to increased volumes primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings, higher revenues associated with the continuing rollout of our EV-DO Rev A technology, and delays in spending by a major customer in the first half of 2006.

Revenues increased by $23 in CALA in the first half of 2007 compared to the first half of 2006, driven primarily by increases in our MEN and ES segments, partially offset by a decrease in our CN segment. MEN optical networking solutions in CALA increased by $24 as a result of increased volumes. ES circuit and packet solutions increased by $10 in CALA as a result of increased volume related to IP voice products. CDMA solutions revenue in CALA decreased by $21 as a result of certain customer build outs during 2006 that were not repeated in 2007.

Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Gross profit	$1,048	$1,068	$(20)	(2)	$2,052	$1,994	$58	3
Gross margin	40.9%	38.4%		2.5 points	40.7%	38.6%		2.1 points

Q2 2007 vs. Q2 2006

Gross margin increased to 40.9% in the second quarter of 2007 compared to 38.4% in the second quarter of 2006, an increase of 2.5 percentage points. Historically, our gross margins have been lower in the Asia and EMEA regions than in Canada and the U.S., primarily due to competitive pressures, product and customer mix. In the second quarter of 2007 compared to the second quarter of 2006, we experienced a geographical mix change resulting in a greater proportion of our revenues from the North America region while the EMEA region saw a decline as a result of the divestiture of our UMTS Access business. In the second quarter of 2007, the change in geographical mix and improvements in our cost structure resulted in an increase in gross margin of 2.9 percentage points. Improved product mix and cost structure within the CN segment, primarily related to CDMA, GSM Access and CMN — VOIP, contributed to the gross margin increase.

First half of 2007 vs. first half of 2006

Gross margin increased to 40.7% in the first half of 2007 compared to 38.6% in the first half of 2006, an increase of 2.1 percentage points. Historically, our gross margins have been lower in the Asia and EMEA regions than in Canada and the U.S., primarily due to competitive pressures, product and customer mix. In the first half of 2007 compared to the first half of 2006, we experienced a geographical mix change resulting in a greater proportion of our revenues from the North America region while the EMEA region saw a decline as a result of the divestiture of our UMTS Access business. In the first half of 2007, the change in geographical mix and improvements in our cost structure resulted in an increase in gross margin of 2.3 percentage points. Improved product mix and cost structure within the CN segment, primarily related to CDMA, GSM Access and GU Voice Core, contributed to the gross margin increase.

Operating Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Operating margin	$36	$(32)	$68	—	$32	$(190)	$222	—
Operating margin as a percentage of revenue	1.4%	−1.2%		2.6 points	0.6%	−3.7%		4.3 points

Q2 2007 vs. Q2 2006

Operating margin increased from a loss of $32 in the second quarter of 2006 to earnings of $36 in the second quarter of 2007, an increase of $68. Operating margin as a percentage of revenue increased by 2.6 percentage points in the second quarter of 2007 compared to the second quarter of 2006. The increase in operating margin was primarily the result of decreases in both SG&A and R&D. Cost savings of approximately $75 resulted from the UMTS Access divestiture accompanied with costs savings as a result of decreases in employee related expenses and savings of $14 due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the strengthening of the Canadian Dollar and Indian Rupee against the U.S. Dollar and an increase in our employee compensation plans.

First half of 2007 vs. first half of 2006

Operating margin increased from a loss of $190 in the first half of 2006 to earnings of $32 in the first half of 2007, an increase of $222. Operating margin as a percentage of revenue increased by 4.3 percentage points in the first half of 2007 compared to the first half of 2006. The increase in operating margin was primarily the result of increases in gross profit and decreases in both SG&A and R&D. Cost savings of approximately $137 resulted from the UMTS Access divestiture accompanied with cost savings as a result of decreases in employee related expenses and savings of $34 due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the strengthening of the Canadian Dollar, Indian Rupee, euro and British Pound against the U.S. Dollar and an increase in our employee compensation plans.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

2007 Restructuring Plan	$33	$—	$33	—	$108	$—	$108	—
2006 Restructuring Plan	—	47	(47)	(100)	5	47	(42)	(89)
2004 Restructuring Plan	2	1	1	100	2	4	(2)	(50)
2001 Restructuring Plan	1	1	—	—	1	3	(2)	(67)

Total special charges	$36	$49	$(13)	(27)	$116	$54	$62	115

2007 Restructuring Plan

In the first quarter of 2007, we outlined the next steps of our Business Transformation plan with the announcement of the 2007 Restructuring Plan. The plan includes a net reduction in our global workforce of approximately 2,900 employees plus a shift of approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio by approximately 500,000 square feet by the end of 2007. We expect to incur charges of approximately $390, with approximately $300 related to the workforce reductions and approximately $90 related to the real estate actions. We recorded special charges of $108, of which $77 related to workforce reductions, $28 related to the real estate initiatives and $3 related to asset writedowns, in the first half of 2007. Cash expenditures are currently estimated to be approximately $370, of which $35 were incurred in the first half of 2007. Cash expenditures are expected to be incurred generally in the same timeframe as the charges are incurred. Upon completion, these actions are expected to deliver approximately $400 in annual savings, with approximately half of these annual savings expected to be realized in 2007.

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes workforce reductions of approximately 1,900 employees as well as the creation of approximately 800 new positions in our Operations Centers of Excellence. The workforce reductions spanned all of our segments and were expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada. We currently estimate the actual workforce reduction to be 1,750 employees compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. We continue to estimate the total charges to earnings and cash associated with the 2006 Restructuring Plan to be approximately $100, of which $73 were incurred during the period from the inception of the 2006 Restructuring Plan to June 30, 2007, with the remaining $27 expected to be incurred in the second half of 2007. From the inception of the 2006 Restructuring Plan to June 30, 2007, we have made total cash payments related to the 2006 Restructuring Plan of approximately $57 with the remaining cash costs expected to be incurred primarily in the remainder of 2007. Annual savings from these actions were targeted to be approximately $100 in 2007 and approximately $175 by 2008 and we continue to expect to meet these targeted savings.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies, or the 2004 Restructuring Plan and the 2001 Restructuring Plan. All of the charges with respect to the workforce reductions under the 2004 Restructuring Plan and the 2001 Restructuring Plan have been incurred, and the remainder of the cash payments for ongoing lease costs are to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan. During the first half of 2007, the provision balance for contract settlement and lease costs was drawn down by cash payments of $6 for the 2004 Restructuring Plan, and $24 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for the three months and six months ended June 30:

	2007
	Restructuring
	Plan	2006 Restructuring Plan		2004 Restructuring Plan		2001 Restructuring Plan		Total
	2007	2007	2006	2007	2006	2007	2006	2007	2006

Special charges by segment:
Carrier Networks
Three months ended March 31	$45	$3	$—	$—	$1	$—	$2	$48	$3
Three months ended June 30	21	—	29	1	1	1	1	23	31
Enterprise
Three months ended March 31	11	1	—	—	1	—	—	12	1
Three months ended June 30	6	—	—	1	—	—	—	7	—
Metro Ethernet Networks
Three months ended March 31	15	1	—	—	1	—	—	16	1
Three months ended June 30	5	—	18	—	—	—	—	5	18
Global Services
Three months ended March 31	4	—	—	—	—	—	—	4	—
Three months ended June 30	1	—	—	—	—	—	—	1	—

Total special charges	$108	$5	$47	$2	$4	$1	$3	$116	$54

Loss (Gain) on Sales of Businesses and Assets

We recorded a gain on sales of businesses and assets of $10 in the second quarter of 2007 and $11 in the first half of 2007, primarily due to gains of $12 related to the sale of LG-Nortel’s wireline business in the second quarter of 2007. We did not have any material asset or business dispositions in the first quarter of 2007. We recorded a loss on sales of businesses and assets of $12 in the second quarter of 2006 and a gain of $27 in the first half of 2006, primarily due to costs related to the divestiture of our manufacturing operations to Flextronics in the second quarter of 2006, and gains of $23 related to the sale of our Bladeserver business and $18 related to the sale of our Brampton facility in the first quarter of 2006.

Other Income — Net

The components of other income — net were as follows:

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest and dividend income(a)	$60	$26	$122	$54
Gain (loss) on sales and writedowns of investments	(5)	2	(5)	1
Currency exchange gains — net(b)	71	15	70	16
Other — net	(2)	20	23	49

Other income — net	$124	$63	$210	$120

(a)	Interest and dividend income on our short-term investments.

(b)	Currency exchange gains and losses were primarily related to day-to-day transactional activities.

In the second quarter of 2007, other income — net was $124, for which the principal components are detailed in the table above. Other income — net was $210 for the first half of 2007, which, in addition to items detailed in the table above, included $14 in royalties from patented technology. The increase in currency exchange gains was driven by changes in foreign exchange rates, primarily of the Canadian Dollar and Indian Rupee against the U.S. Dollar. For the second quarter and first half of 2007, interest and dividend income includes $15 of interest income earned on the net proceeds from NNC’s $1,150 Convertible Notes.

In the second quarter of 2006, other income — net was $63, which, in addition to items detailed in the table above, primarily included income of $6 related to the sub-lease of certain facilities, partially offset by expenses of $13 related to the securitization of certain receivables. Other income — net was $120 in the first half of 2006, which, other than interest and dividend income and currency exchange gains detailed above, primarily included a gain of $26 related to the sale of a note receivable from an investment and income of $10 related to the sub-lease of facilities, partially offset by expenses of $13 from the securitization of certain receivables.

Interest Expense

Interest expense increased $24 and $55 in the second quarter and first half of 2007, respectively, compared to the second quarter and first half of 2006. This increase was primarily due to higher debt levels, interest rates and borrowing costs on our debt as a result of the issuance of the $2,000 aggregate principal amount of senior notes due 2011, 2013, and 2016 in July 2006.

Income Tax Expense

During the three and six months ended June 30, 2007, we recorded a tax expense of $11 and $24 on pre-tax earnings of $51 and a pre-tax loss of $27 before minority interests and equity in net earnings (loss) of associated companies, respectively. The tax expense of $24 was primarily related to the reduction of our deferred tax assets, rate changes in certain jurisdictions, as well as current tax provisions in certain taxable jurisdictions which have been partially offset by the recognition of R&D related incentives. In addition, we recorded additional valuation allowances against the tax benefit of losses realized in some jurisdictions.

During the three and six months ended June 30, 2006, we recorded a tax expense of $29 and $54 on pre-tax loss of $98 and $208 before minority interests and equity in net earnings (loss) of associated companies, respectively. We recorded a tax expense against the earnings of certain taxable entities, partially offset by the tax benefit of certain R&D related incentives and favorable audit settlements, and we recorded additional valuation allowances against the tax benefit of current period losses of other entities.

As of June 30, 2007, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France). These loss carryforwards will serve to minimize our future cash income related taxes. We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes”, or SFAS 109, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”

Segment Information

Carrier Networks

The following table sets forth revenues and Management EBT for the CN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
CDMA solutions	$494	$496	$(2)	(0)	$1,062	$935	$127	14
GSM and UMTS solutions	402	559	(157)	(28)	673	995	(322)	(32)
Circuit and packet voice solutions	162	207	(45)	(22)	332	403	(71)	(18)

Total Revenue	$1,058	$1,262	$(204)	(16)	$2,067	$2,333	$(266)	(11)

Management EBT	$175	$83	$92	111	$311	$140	$171	122

Q2 2007 vs. Q2 2006

CN revenues decreased to $1,058 in the second quarter of 2007 from $1,262 in the second quarter of 2006, a decrease of $204 or 16%. The decrease in the second quarter of 2007 was driven primarily by the UMTS Access divestiture, decline in demand for voice and packet GU Core and by declines in the demand for our traditional technology such as TDM in the circuit and packet voice solutions business, partially offset by increased demand in GSM Access.

CDMA solutions revenues decreased by $27 in EMEA due to the recognition of deferred revenues in 2006 which was not repeated in the second quarter of 2007 and $11 in CALA due to project completions in 2006 that were not repeated. These decreases were partially offset by increases of $11 and $27 in the U.S. and Canada, respectively, primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings, higher revenues associated with the continuing rollout of our EV-DO Rev A technology, and the negative impact in the second quarter of 2006 of delays in spending by a major customer.

The decline in GSM and UMTS solutions was primarily due to declines in EMEA of $121, the U.S. of $41, and Asia of $28. The decline in EMEA is primarily due to a $148 decrease in UMTS solutions as a result of the UMTS Access divestiture in the fourth quarter of 2006 and a decline in demand for voice and packet GU Core, partially offset by increased demand in GSM Access. The declines in the U.S. and Asia were the result of revenues associated with the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the second quarter of 2006 that were not repeated in the second quarter of 2007. The declines in EMEA, the U.S. and Asia were partially offset by an increase in CALA of $34, driven by the recognition of previously deferred revenues.

The decrease in circuit and packet voice solutions was driven primarily by declines in revenues across all regions with the exception of EMEA. Asia revenues declined by $29 in the second quarter of 2007 compared to the second quarter of 2006, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the second quarter of 2006 that were not repeated in the second quarter of 2007. U.S. revenues declined by $17 in the second quarter of 2007 compared to the second quarter of 2006 primarily due to lower spending by certain customers on traditional product solutions, such as TDM. EMEA revenues increased by $14 in the second quarter of 2007 compared to the second quarter of 2006 primarily due to increased volumes.

Management EBT for CN increased to $175 in the second quarter of 2007 from $83 in the second quarter of 2006, an improvement of $92, or 111%. The increase in Management EBT was the result of decreases in SG&A and R&D expenses of $36 and $87, respectively.

CN gross profit decreased by $19, however gross margin increased by 6.2 percentage points. The increase in gross margin resulted from a shift in the product mix to higher margin CDMA products and improved GSM Access and CMN — VOIP, margins. This increase in gross margin substantially offset the volume declines described above. The decrease in SG&A of $36 was primarily due to decreased headcount costs as a result of the UMTS Access divestiture. R&D expense decreased by $87 primarily due to the UMTS Access divestiture, as well as headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies consistent with our cost reduction initiatives. These decreases were partially offset by focused increases in R&D related to technologies we believe have the greatest potential for growth.

First half of 2007 vs. first half of 2006

CN revenues decreased to $2,067 in the first half of 2007 from $2,333 in the first half of 2006, a decrease of $266 or 11%. The decrease in the first half of 2007 was driven primarily by UMTS Access divestiture, decline in demand for voice and packet GU Core, and by declines in the demand for our traditional technology such as TDM in the Circuit and Packet Voice solutions business. These declines were partly offset by increases in CDMA and GSM Access solutions.

CDMA solutions increased $107 and $60 in the U.S. and Canada, respectively, primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings, higher revenues associated with the continuing rollout of our EV-DO Rev A technology, and delays in spending by a major customer in the first half of 2006. The other regions, EMEA, CALA and Asia, saw a decline in CDMA revenues due to completion of projects in 2006 or previously deferred revenues booked in 2006 not repeating in 2007. LG-Nortel experienced significant growth in the CDMA business in the first half of 2007 compared to the first half of 2006.

The decline in GSM and UMTS solutions was primarily due to declines in EMEA of $252 and the U.S. of $82. The decline in EMEA is primarily due to a $251 decrease in UMTS solutions as a result of the UMTS Access divestiture in the fourth quarter of 2006 and a decline in demand for voice and packet GU Core, partially offset by increased demand in GSM Access. In the U.S., revenues associated with the completion of major projects in 2006 were not repeated in the second quarter of 2007.

The decrease in circuit and packet voice solutions was driven primarily by declines in revenues across all regions with the exception of EMEA. U.S. and Canada revenues declined by $44 and $14, respectively, in the first half of 2007 compared to the first half of 2006 primarily due to lower spending on traditional product solutions such as TDM by certain customers. Asia revenues declined by $13 in the first half of 2007 compared to the first half of 2006 primarily due the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the second quarter of 2006 that were not repeated in the second quarter of 2007. EMEA revenues increased by $10 in the first half of 2007 compared to the first half of 2006 primarily due to increased volumes.

Management EBT for CN increased to $311 in the first half of 2007 from $140 in the first half of 2006, an improvement of $171, or 122%. The increase in Management EBT was the result of decreases in SG&A and R&D expenses of $43 and $166, respectively. These increases to Management EBT were partially offset by minority interest expense of $32 and a decrease in gross profit of $7.

CN gross profit decreased by $7, however gross margin increased by 5.2 percentage points as a result of a higher proportion of high margin CDMA revenues and improved GSM and UMTS solutions margins. The decrease in SG&A of $43 was primarily due to lower headcount costs as a result of the UMTS Access divestiture. R&D expense decreased by $166 primarily due to the UMTS Access divestiture, as well as headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies. The related cost reductions were partially offset by focused increases in R&D related to opportunities we believe have the greatest potential for growth.

Enterprise Solutions

The following table sets forth revenues and Management EBT for the ES segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
Circuit and packet voice solutions	$393	$336	$57	17	$768	$663	$105	16
Data networking and security solutions	197	142	55	39	419	270	149	55

Total Revenue	$590	$478	$112	23	$1,187	$933	$254	27

Management EBT	$6	$(41)	$47		$14	$(64)	$78

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

Q2 2007 vs. Q2 2006

ES revenues increased to $590 in the second quarter of 2007 from $478 in the second quarter of 2006, an increase of $112 or 23%. The increase in the second quarter of 2007 was driven primarily by the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business and market growth.

Revenues from ES circuit and packet voice solutions increased by $19 in the U.S. and $15 in EMEA due to volume increases and $11 in Asia partially due to strong performance from LG-Nortel.

The increase in ES data networking and security solutions was primarily the result of increases of $30 in EMEA and $14 in the U.S. primarily due to volume increases and the recognition of previously deferred revenues as a result of the recognition of previously deferred revenues as a result of completion or elimination of customer deliverable obligations for certain products.

Management EBT for ES increased to earnings of $6 in the second quarter of 2007 from a loss of $41 in the second quarter of 2006, an improvement of $47. This increase in Management EBT was primarily driven by an increase in gross profit of $75, partially offset by increases in SG&A and R&D expenses of $15 and $16, respectively. Gross margin increased 4.8 percentage points and gross profit increased by $75 primarily due to higher sales volumes and favorable product mix. The increase in SG&A expense of $15 was primarily due to increases in headcount across all regions and unfavorable foreign exchange impacts. Increased headcount in the development of our packet-based voice, data and security solutions portfolios resulted in an increase in R&D expense of $16.

First half of 2007 vs. first half of 2006

ES revenues increased to $1,187 in the first half of 2007 from $933 in the first half of 2006, an increase of $254 or 27%. The increase in the first half of 2007 was driven primarily by market growth and the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business.

Revenues from ES circuit and packet voice solutions increased by $51 in EMEA and $19 in the U.S. due to volume increases and $24 in Asia partially due to strong performance from LG-Nortel.

The increase in ES data networking and security solutions was primarily the result of increases of $74 in EMEA and $57 in the U.S. primarily due to volume increases and the recognition of previously deferred revenues as a result of completion or elimination of customer deliverable obligations for certain products.

Management EBT for ES increased to earnings of $14 in the first half of 2007 from a loss of $64 in the first half of 2006, an improvement of $78. This increase in Management EBT was primarily driven by an increase in gross profit of $141, partially offset by increases in SG&A and R&D expenses of $43 and $27, respectively. Gross margin increased 2.6 percentage points and gross profit increased by $141 primarily due to higher sales volumes and favorable product mix. The increase in SG&A expense of $43 was due to headcount investments across all regions to drive growth and also due to unfavorable foreign exchange impacts. Increased headcount investment in the development of our packet-based voice, data and security solutions portfolios resulted in an increase in R&D expense of $27.

Global Services

The following table sets forth revenues and Management EBT for the Global Services segment:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue	$494	$545	$(51)	(9)	$942	$1,051	$(109)	(10)

Management EBT	$76	$98	$(22)	(22)	$153	$189	$(36)	(19)

Q2 2007 vs. Q2 2006

GS revenues decreased to $494 in the second quarter of 2007 from $545 in the second quarter of 2006, a decrease of $51, or 9%. The decrease is primarily related to the UMTS Access divestiture in the fourth quarter of 2006.

The decrease in GS revenue was primarily due to the $65 decrease in network implementation services, primarily related to the UMTS Access divestiture and lower sales volumes in Asia. These decreases were partially offset by growth of $8 in network support services and $7 in network management services, primarily in North America and Asia. In the second quarter of 2007, the majority of GS revenue continued to be generated by network support services. Decreases in GS revenues in EMEA and Asia of $74 and $5, respectively, were partially offset by an increase in the U.S. of $26.

Management EBT for GS decreased to $76 in the second quarter of 2007 from $98 in the second quarter of 2006, a decrease of $22, or 22%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $15 and increases in SG&A and R&D expenses of $12 and $2, respectively. Gross profit decreased by $15 and gross margin was essentially flat as the change in service offerings mix did not fully offset lower sales volumes resulting primarily from the UMTS Access divestiture. SG&A and R&D increased by $12 and $2, respectively, and minority interest expense decreased by $6. The increases in SG&A and R&D resulted from investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth, while the decrease in minority interest expense resulted from declines in earnings from our joint ventures in EMEA.

First half of 2007 vs. first half of 2006

GS revenues decreased to $942 in the first half of 2007 from $1,051 in the first half of 2006, a decrease of $109, or 10%. The decrease is primarily related to the UMTS Access divestiture in the fourth quarter of 2006.

The decrease in GS revenue was primarily due to a $138 decrease in network implementation services, primarily related to the UMTS Access divestiture and lower sales volumes in EMEA and Asia. These decreases were partially offset by growth of $22 in network support services and $8 in network management services, primarily in North America and Asia. In the first half of 2007, the majority of GS revenue continued to be generated by network support services. The decrease in GS revenues in EMEA of $120 was partially offset by an increase in the U.S. of $13.

Management EBT for GS decreased to $153 in the first half of 2007 from $189 in the first half of 2006, a decrease of $36, or 19%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $12 and increases in SG&A and R&D expenses of $21 and $4, respectively. Gross profit decreased by $12 as the positive impact from an increase in gross margin by 2.1 percentage points primarily due to changes in the service offerings mix and foreign exchange impacts was more than offset by lower sales volumes resulting from the UMTS Access divestiture and other one time items. SG&A and R&D increased by $21 and $4, respectively, due to investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth.

Metro Ethernet Networks

The following table sets forth revenues and Management EBT for the MEN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
Optical networking solutions	$270	$278	$(8)	(3)	$533	$490	$43	9
Data networking and security solutions	93	155	(62)	(40)	203	236	(33)	(14)

Total Revenue	$363	$433	$(70)	(16)	$736	$726	$10	1

Management EBT	$14	$47	$(33)	(70)	$(3)	$30	$(33)	(110)

Q2 2007 vs. Q2 2006

MEN revenues decreased to $363 in the second quarter of 2007 from $433 in the second quarter of 2006, a decrease of $70 or 16%. The decrease in the MEN segment was driven by the recognition of less deferred revenues in the second quarter of 2007 than in the second quarter of 2006 as a result of the completion of certain customer contract deliverables, and decreases in volumes for certain mature product portfolios, partially offset by increased optical volumes.

Revenues from optical networking solutions decreased by $56 in Asia, primarily due to the recognition of deferred revenues in the second quarter of 2006 as a result of the completion of certain customer contract deliverables not repeated in the second quarter of 2007. This decrease was partially offset by increases of $20 in the U.S. and $16 in CALA as a result of increased optical volumes.

Revenues from data networking and security solutions decreased by $52 in EMEA and by $14 in Asia as a result of the recognition of deferred multi-service switch revenues in 2006, partially offset by increased volumes in multi-service switch revenues in EMEA.

Management EBT for MEN decreased to $14 in the second quarter of 2007 from $47 in the second quarter of 2006, a decrease of $33, or 70%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $47, partially offset by lower SG&A and R&D expenses of $10 and $5, respectively.

MEN gross profit decreased by $47 due to the recognition of deferred revenues with low margins and volume decreases primarily in data networking and security solutions. The MEN segment also continues experience pricing pressure resulting in lower margins. SG&A expense declined by $10 as a result of legal expenses incurred in 2006 not repeated in 2007 and lower bad debt expenses in 2007, while R&D expense was essentially flat.

First half of 2007 vs. first half of 2006

MEN revenues increased to $736 in the first half of 2007 from $726 in the first half of 2006, an increase of $10 or 1%. The increase in the MEN segment was driven by the recognition of a higher amount of deferred revenues in the first half of 2007 than in the first half of 2006 and increased optical volumes, partially offset by decreases in volumes for certain mature product portfolios.

Revenues from optical networking solutions increased by $58 in EMEA primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first quarter of 2007. Revenues increased by $23 in the U.S. and $24 in CALA, primarily due to optical market growth. These increases were offset by a decrease of $59 in Asia, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first half of 2006 that was not repeated in the first half of 2007.

Revenues from data networking and security solutions decreased by $55 and $19 in EMEA and Asia, respectively, due to the recognition of previously deferred multi-service switch revenues in the first half of 2006, which were not repeated in the first half of 2007. These decreases were partially offset by an increase of $36 in the U.S., primarily due to recognition of previously deferred revenues in the first quarter of 2007 as a result of the completion of certain customer contract deliverables resulting from termination of a supplier agreement, partially offset by volume decreases and a declining multi-service switch/services edge router market.

Management EBT for MEN decreased to a loss of $3 in the first half of 2007 from earnings of $30 in the first half of 2006, a decrease of $33, or 110%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $50, partially offset by decreases in SG&A and R&D expenses of $12 and $4, respectively.

MEN gross profit decreased by $50 due to the recognition of deferred revenues at low margins, partially offset by volume increases primarily in optical networking solutions. The MEN segment also continues to experience pricing pressure. SG&A expense declined by $12 as a result of legal expenses incurred in 2006 not repeated in 2007 and lower bad debt expenses in 2007, while R&D expense was essentially flat.

Other

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue	$57	$62	$(5)	(8)	$113	$127	$(14)	(11)

Management EBT	$(181)	$(191)	$10	5	$(384)	$(425)	$41	10

Q2 2007 vs. Q2 2006

Other revenues are comprised primarily of revenues from Nortel Government Solutions, or NGS. Other revenues decreased to $57 in the second quarter of 2007 from $62 in the second quarter of 2006, a decrease of $5. The decrease was due to declines in NGS revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Other Management EBT includes corporate charges. Management EBT for Other increased to a loss of $181 in the second quarter of 2007 from a loss of $191 in the second quarter of 2006, an increase of $10. This increase in Management EBT was primarily driven by an increase in foreign exchange net gain of $56 and an increase in interest income and dividend income of $34, partially offset by an increase in interest expense of $24, a fair value adjustment loss on interest rate swaps of $19, and a negative impact in investment gains and losses of $7. SG&A and R&D expenses were essentially flat.

First half of 2007 vs. first half of 2006

Other revenues decreased to $113 in the first half of 2007 from $127 in the first half of 2006, a decrease of $14. The decrease was due to declines in NGS revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Management EBT for Other increased to a loss of $384 in the first half of 2007 from a loss of $425 in the first half of 2006, an increase of $41. This increase in Management EBT was primarily driven by an increase in foreign exchange net gain of $54 and an increase in interest income and dividend income of $68, partially offset by an increase in interest expense of $55, a one time gain experienced in the first half of 2006 related to an investment of $26 and a fair value adjustment loss on interest rate swaps of $18. SG&A expenses decreased by $29 and R&D expenses were essentially flat.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $978 in the first half of 2007 to $4,465 as at June 30, 2007, primarily due to our offering of the Convertible Notes. We intend to use substantially all of the net proceeds of the offering to redeem in September 2007 a corresponding amount of our 4.25% convertible senior notes due 2008.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of June 30:

	For the Six Months Ended June 30,
	2007	2006	Change

Net earnings (loss)	$(63)	$(229)	$166
Non-cash items	284	430	(146)
Changes in operating assets and liabilities:
Accounts receivable — net	1,169	$(306)	1,475
Inventories — net	(46)	(134)	88
Accounts payable	193	(138)	331

	1,316	(578)	1,894
Deferred costs	31	(141)	172
Income taxes	(17)	(52)	35
Payroll, accrued and contractual liabilities	(302)	(223)	(79)
Deferred revenue	(132)	132	(264)
Advanced billings in excess of revenues recognized to date on contracts	151	33	118
Restructuring liabilities	8	2	6
Other	(239)	(166)	(73)

Changes in other operating assets and liabilities	(500)	(415)	(85)
Net cash from (used in) operating activities	1,037	(792)	1,829
Net cash from (used in) investing activities	(62)	(89)	27
Net cash from (used in) financing activities	(39)	(150)	111
Effect of foreign exchange rate changes on cash and cash equivalents	42	53	(11)

Net increase (decrease) in cash and cash equivalents	978	(978)	1,956
Cash and cash equivalents at beginning of period	3,487	2,876	611

Cash and cash equivalents at end of period	$4,465	$1,898	$2,567

Operating Activities

In the first half of 2007, our net cash from operating activities of $1,037 was driven by a net loss of $63 plus adjustments for net cash from operating assets and liabilities of $1,316 and non-cash items of $284, and net uses of cash of $500 due to changes in other operating assets and liabilities. The primary additions to our net income for non-cash items were pension and other accruals of $135, amortization and depreciation of $152, share based compensation expense of $55 and minority interest of $13. These additions were partially offset by other non-cash changes of $70, primarily due to foreign exchange impacts on long-term assets and liabilities of $131. The use of cash relating to changes in our other operating assets and liabilities was primarily due to a reduction of accrued liabilities primarily related to the cash payment of certain royalties. The net cash from operating assets and liabilities was primarily due to an inflow from changes in accounts receivable of $1,169.

In the first half of 2006, our net cash used in operating activities was $792 resulted from net loss of $229, less adjustments of $578 related to the net change in our operating assets and liabilities and $415 related to the net change in our other operating assets and liabilities plus net adjustments of $430 for non-cash and other items. The primary adjustments to our net earnings for non-cash and other items were pension and other accruals of $185, amortization and depreciation of $135, in process research and development expense of $16, share-based compensation expense of $53, deferred income taxes of $52 and other non-cash changes of $59, primarily due to foreign exchange impacts on long-term assets and liabilities of $258, partially offset by gain on sale of businesses and assets of $28 and minority interest of $28.

Accounts Receivable

	June 30,	December 31,
	2007	2006	$ Change	% Change

Accounts Receivable	$2,393	$2,785	$(392)	(14)
Days sales outstanding in accounts receivable (DSO)(a)	84	75

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,393 as at June 30, 2007 from $2,785 as at December 31, 2006, a decrease of $392. This decrease was due to receivable improvements driven by continued business focus on improving our collection and billing processes and the seasonality in our revenue profile as revenue is typically lower in the second quarter than in the fourth quarter of the previous year. Although we experienced strong accounts receivable collections, the seasonal impact of our revenues contributed to a nine day increase in DSO compared to the fourth quarter of 2006.

Inventory

	June 30,	December 31,
	2007	2006	$ Change	% Change

Inventory — net (excluding deferred costs)	$502	$456	$46	10
Net inventory days (NID)(a)	28	22

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased to $502 as at June 30, 2007 from $456 at December 31, 2006, an increase of $46. NID increased by six days in the second quarter of 2007 compared to the fourth quarter of 2006. This increase was a result of the inventory ramp up for new products and the Restriction of Hazardous Substance Directive, customer service improvement initiatives and a decrease in cost of revenues quarter over quarter.

Accounts Payable

	June 30,	December 31,
	2007	2006	$ Change	% Change

Trade accounts payable	$946	$1,085	$(139)	(13)
Days of purchasing outstanding in accounts payable (DPO)(a)	56	49

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $946 as at June 30, 2007 from $1,085 at December 31, 2006, a decrease of $139. DPO increased by seven days in the second quarter of 2007 compared to the fourth quarter of 2006. The increase is attributable to improved supplier payment terms, revised payables processes, and the timing of invoice receipt activity during the second quarter of 2007.

Investing Activities

In the first half of 2007, our net cash used in investing activities was $62 and was primarily due to expenditures for plant and equipment of $109, partially offset by proceeds of $84 primarily related to the sale of our facility located in Montreal, Quebec.

In the first half of 2006, our net cash used in investing activities was $89 and was primarily due to $125 for acquisitions of investments and businesses, net of cash acquired, including $98 related to our acquisition of Tasman Networks, and $177 for the purchase of plant and equipment, which were partially offset by proceeds of $89 primarily related to the sale of our office facility located in Brampton, Ontario, and $108 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic, including $70 related to the transfer of certain manufacturing assets to Flextronics.

Financing Activities

In the first half of 2007, our net cash used in financing activities was $39, resulting primarily from dividends paid of $25, primarily related to our outstanding preferred shares.

In the first half of 2006, our net cash used in financing activities was $150 resulting primarily from cash proceeds of $1,300 relating to our draw down under the 2006 Credit Facility, which was primarily used to repay $1,425 aggregate principal amount of notes payable on February 15, 2006 and June 15, 2006, net proceeds from other notes payable $15, partially offset by dividends paid of $31 primarily related to our outstanding preferred shares.

Other Items

In the first half of 2007, our cash increased by $42 due to favorable effects of changes in foreign exchange rates primarily of the Canadian Dollar and Indian Rupee against the U.S. Dollar.

In the first half of 2006, our cash increased by $53 due to favorable effects of changes in foreign exchange rates primarily of the euro and the British Pound against the U.S. Dollar.

Convertible Notes Offering

On March 28, 2007, NNC completed a $1,150 offering of the Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended, or the Securities Act, and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of convertible senior notes due 2012, or the 2012 Notes, and $575 of convertible senior notes due 2014, or the 2014 Notes, in each case including $75 principal amount of Convertible Notes issued pursuant to the exercise in full of over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into common shares of NNC at any time based on an initial conversion rate of 31.25 common shares per $1,000.00 principal amount of Convertible Notes (which is equal to an initial conversion price of $32.00 per common share), which rate is not a beneficial conversion option. In each case, the conversion rate is subject to adjustment in certain events, including a change of control. Holders who convert their Convertible Notes in connection with certain events resulting in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

Upon a change of control, NNC would be required to offer to repurchase the Convertible Notes for cash at 100% of the outstanding principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase.

NNC may redeem in cash the 2012 Notes and the 2014 Notes at any time on or after April 15, 2011 and April 15, 2013, respectively, at repurchase prices equal to 100.35% and 100.30% of their outstanding principal amount, respectively, plus accrued and unpaid interest and any additional interest up to but excluding the applicable redemption date. NNC may redeem each series of Convertible Notes at any time in cash at a repurchase price equal to 100% of the aggregate principal amount, together with accrued and unpaid interest and any additional interest to the redemption date in the event of certain changes in applicable Canadian withholding taxes.

The Convertible Notes are fully and unconditionally guaranteed by us, and initially guaranteed by Nortel Networks Inc., or NNI. The Convertible Notes are senior unsecured obligations of NNC and rank pari passu with all of its other senior obligations. Each guarantee is the senior unsecured obligation of the respective guarantor and ranks pari passu with all other senior obligations of that guarantor.

In connection with the issuance of the Convertible Notes, we, NNC and NNI entered into a registration rights agreement obligating NNC to file with the SEC prior to or on October 5, 2007 and to use its reasonable best efforts to cause to become effective prior to or on January 5, 2008, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. Holders of the Convertible Notes will be entitled to the payment of certain additional interest if any of the conditions above, and certain other conditions, are not met.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report, our 2007 First Quarter Report and our 2006 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity:

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

Future Uses of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the “Risk Factors” section of this report, our 2007 First Quarter Report and our 2006 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity.

Our cash requirements for the 12 months commencing July 1, 2007 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	expected redemption at par value in September 2007 of approximately $1,127 principal amount (plus accrued and unpaid interest) of 4.25% convertible senior notes which are currently due in 2008;
•	cash contributions for pension, post retirement and post employment funding of approximately $335.
•	capital expenditures of approximately $300;
•	costs related to workforce reductions and real estate actions in connection with the 2007 Restructuring Plan of approximately $220;
•	costs related to workforce reductions and other restructuring activities for all other restructuring plans of approximately $90;
•	costs associated with the completion of the divestiture of our manufacturing operations to Flextronics and the divestiture of certain assets and liabilities related to our UMTS access business to Alcatel-Lucent of approximately $60 and $25, respectively;
•	costs related to our finance transformation project which will include, among other things, implementing SAP to provide an integrated global financial system, of approximately $35;
•	costs related to our regulatory and other legal proceedings; and
•	settlement of approximately $46 repaid on July 25, 2007 to certain creditors of a customer in bankruptcy proceedings.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2007 from the amounts disclosed as of December 31, 2006 in our 2006 Annual Report, with the exception of the increase to other liabilities for tax uncertainties of $68 due to the adoption of United States Financial Accounting Standards Board, or FASB, Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48, and the addition of long-term debt related to the issuance of the Notes. See “Cash Flow — Convertible Notes Offering” discussed above.

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

As of June 30, 2007, our primary source of liquidity was cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Executive Overview — Our Business and Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing July 1, 2007, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, we entered into a $750 support facility with Export Development Canada, or the EDC Support Facility. As of June 30, 2007, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $10, of which $114 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $40 was outstanding.

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

Effective December 14, 2006, we and EDC amended and restated the EDC Support Facility primarily to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2008.

Short-form registration of securities

In June 2007, we again became eligible to make use of short-form registration statements for the registration of our securities with the SEC. Although we filed a shelf registration statement with the SEC in 2002, the information contained in that shelf registration statement is not current. In order to make use of a short-form registration statement for the issuance of securities, we would need to either update the information contained in that shelf registration statement or file a new shelf registration statement containing current information.

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating	B3	—
NNL’s Long-term Corporate Credit Rating	—	B−
NNL’s $2,000 High-Yield Notes	B3	B−
NNC’s $1,800 Convertible Notes due 2008	B3	B−
NNC’s $1,150 Convertible Notes due 2012 and 2014	B3	B−
NNL’s $200 Notes due 2023	B3	CCC
NNCC’s $150 Notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa3	CCC−
Series 7	Caa3	CCC−

On March 22, 2007, S&P affirmed our B- long-term credit rating with an outlook of stable. On March 22, 2007, Moody’s affirmed the B3 Corporate Family Rating on Nortel and our stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNC, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

We have entered into bid, performance-related and other bonds in connection with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to our non-performance under the applicable contract. Historically, we have not had to make material payments and we do not anticipate that we will be required to make material payments under these types of bonds.

The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2007	2006

Bid and performance related bonds(a)	$187	$231
Other bonds(b)	35	30

Total bid, performance related and other bonds	$222	$261

(a)	Net of restricted cash and cash equivalents amounts of $5 and $7 as of June 30, 2007 and December 31, 2006, respectively.

(b)	Net of restricted cash and cash equivalents amounts of $30 and $33 as of June 30, 2007 and December 31, 2006, respectively.

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

We have not identified any changes to the nature of our critical accounting policies and estimates as described in our 2006 Annual Report and our 2007 First Quarter Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies and estimates, see our 2006 Annual Report.

We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

Our material revenue streams are the result of a wide range of activities, from custom design and installation over a period of time to a single delivery of equipment to a customer. Our networking solutions also cover a broad range of technologies and are offered on a global basis. As a result, our revenue recognition policies can differ depending on the level of customization within the solution and the contractual terms with the customer. Newer technologies within one of our reporting segments may also have different revenue recognition implications depending on, among other factors, the specific performance and acceptance criteria within the applicable contract. Therefore, management must use significant judgment in determining how to apply the current accounting standards and interpretations, not only based on the networking solution, but also within networking solutions based on reviewing the level of customization and contractual terms with the customer. As a result, our revenues may fluctuate from period to period based on the mix of solutions sold and the geographic region in which they are sold.

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

Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established for undelivered obligations and/or whether delivered elements have stand-alone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue related to delivered elements is deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue is recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract support is the last delivered element within the unit of accounting, the deferred revenue is recognized ratably over the remaining post-contract support term once post-contract support is the only undelivered element.

Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment. For instance, the determination of whether software is more than incidental to hardware can impact whether the hardware is accounted for under software revenue recognition under AICPA Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, or SOP 97-2, or based on general revenue recognition guidance. This assessment could significantly impact the amount and timing of revenue recognition.

For elements related to customized network solutions and certain network build-outs, revenues are recognized under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a measure of the percentage of costs incurred to date for a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Unbilled contract revenues are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on long-term contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities. Significant judgment is often required when estimating total contract costs and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

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

We make certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables, and/or post contractual support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 56% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 18% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The following table summarizes our deferred revenue balances:

	June 30,	December 31,
	2007	2006	$ Change	% Change

Deferred revenue	$1,911	$2,046	$(135)	(7)
Advance billings	1,490	1,352	138	10

Total deferred revenue	$3,401	$3,398	$3	0

Deferred revenues increased by $3 in the first half of 2007 as a result of an increase related to foreign exchange of $21, partially offset by reductions related to the net release to revenue of approximately $3 and other adjustments of $15. The release of deferred revenue to revenue is net of additional deferrals recorded during the first half of 2007.

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

In addition to these individual assessments, a regional (except Asia, other than LG-Nortel) accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves as of:

	June 30,	December 31,
	2007	2006

Gross accounts receivable	$2,627	$3,797
Provision for doubtful accounts	(87)	(88)

Accounts receivable — net	$2,540	$3,709

Accounts receivable provision as a percentage of gross accounts receivable	3%	2%
Gross long-term receivables	$36	$39
Provision for doubtful accounts	(33)	(34)

Net long-term receivables	$3	$5

Long-term receivables provision as a percentage of gross long-term receivables	92%	87%

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

The following table summarizes our inventory balances and other related reserves as of:

	June 30,	December 31,
	2007	2006

Gross inventory	$3,311	$3,415
Inventory provisions	(898)	(1,007)

Inventories — net(a)	$2,413	$2,408

Inventory provisions as a percentage of gross inventory	27%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	64%	69%

(a)	Includes the long-term portion of inventory related to deferred costs of $294 and $419 as of June 30, 2007 and December 31, 2006, respectively, which is included in other assets.

(b)	Calculated excluding deferred costs of $1,911 and $1,952 as of June 30, 2007 and December 31, 2006, respectively.

Inventory provisions decreased by $109 primarily as a result of $181 of scrapped inventory and $61 due to sale of inventory and a reclassification of $5, partially offset by $91 of additional inventory provisions and foreign exchange adjustments of $47. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Provisions for Product Warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates that take into consideration the historical material costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the product is delivered. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product. Warranty related costs incurred prior to revenue being recognized are capitalized and recognized as an expense when the related revenue is recognized.

We accrue for warranty costs as part of our cost of revenues based on associated material costs and labor costs. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the product. Labor cost is estimated based primarily upon historical trends in the rate of customer warranty claims and projected claims within the warranty period.

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

December 31, 2006	$214
Payments	(81)
Warranties issued	107
Revisions	(46)

June 30, 2007	$194

We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon warranty terms, ongoing product failure rates, historical material costs and the associated labor costs to correct the product defect. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual is based, our gross margin could be negatively affected.

Income Taxes

Tax Asset Valuation

As of June 30, 2007, our deferred tax asset balance was $6,502, against which we have recorded a valuation allowance of $2,207, resulting in a net deferred tax asset of $4,295. As of December 31, 2006, our net deferred tax asset was $4,042. The $253 increase was primarily due to the effects of foreign exchange translation, the reclassification of certain deferred tax liabilities into a long-term liability in accordance with FIN 48 and by the movement of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France).

During the second quarter of 2007, the Canadian government enacted a reduction in the federal tax rate. The overall rate reduction of approximately 0.5% will be applicable to 2011 and subsequent years, at which time the federal rate will be 18.5%. As a result of this change in rates, our gross deferred tax asset was reduced with a corresponding decrease in the amount of valuation allowance established against the gross deferred tax asset.

We adopted FIN 48 effective January 1, 2007. As a result of the adoption, we recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as an increase to the January 1, 2007 accumulated deficit. Additionally, as a result of adoption, we reduced our gross deferred tax asset by approximately $774, including $620 related to capital losses. This reduction had no impact on our reported deferred tax asset. At June 30, 2007, our gross unrecognized tax benefit is $451.

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

Since the third quarter of 2002, we have not significantly adjusted the level of our net deferred tax assets in Canada, the U.S., or France other than to present the changes in our deferred tax assets related to foreign currency translation, and the additions of certain refundable tax credits in France. Thus, we have provided valuation allowances against the deferred tax benefit related to our losses in these jurisdictions for the applicable periods since establishing the valuation allowance.

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

In addition to the amounts attributable to the recognition of our deferred revenue and sales backlog, we expect future pre-tax income will be realized through increasing revenues and reductions to our existing cost structure. Our expectations about future pre-tax income are based on a detailed forecast for 2007, including assumptions about market growth rates, segment analysis and cost reduction initiatives. Revenue growth rates inherent in that forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. We are taking actions through our Business Transformation initiatives, such as exiting products where we cannot achieve market share as well as adjusting our cost base to ensure we are profitable in the future.

Using the detailed forecast as the base, we project our range of future profitability and ability to realize our deferred tax assets, assuming both improving revenues based on market growth analysis and no change in revenues and by making certain assumptions about the cost savings we expect to achieve. The cost savings assumptions are based on management’s overall plan to improve profitability including the Business Transformation initiative designed to improve operating margins by $1,500 by the end of 2008. Recent Business Transformation initiatives include (1) the divestiture of the loss-making assets and liabilities of our UMTS Access business in the fourth quarter of 2006, (2) the 2006 Restructuring Plan and changes to reduce our North American employee benefit plans, and (3) the announced 2007 and 2008 planned workforce reductions and the shift of a portion of our employee base to lower cost locations. These initiatives are discussed in more detail throughout this report.

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

The significant majority of our net deferred tax asset is recorded in the U.S. and Canada. As noted above, we are currently in a cumulative loss position in both the U.S. and Canada and, as a result, we consider the potential realizability of our net deferred tax assets in these jurisdictions to be subject to significant judgment, and changes in certain assumptions regarding the realization of the deferred tax assets could have a material effect on our operating performance and financial condition.

The following table provides the breakdown of our net deferred tax asset, by significant jurisdiction as of June 30, 2007:

			Other
	Tax Benefit	Net Investment	Temporary	Gross Deferred	Valuation	Net Deferred
	of Losses	Tax Credits	Differences	Tax Asset	Allowance	Tax Asset

Canada	$1,069	$985	$594	$2,648	$(541)	$2,107
United States	806	376	910	2,092	(530)	1,562
United Kingdom	457	—	327	784	(337)	447
France	442	44	55	541	(465)	76
Other	265	—	172	437	(334)	103

Total	$3,039	$1,405	$2,058	$6,502	$(2,207)	$4,295

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

Canada

As of June 30, 2007, we have operated at a cumulative loss over the most recent 12 quarters. Prior to the incurrence of significant losses incurred in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in Canada, we had a strong history of earnings. While our earnings since 2002 have been mixed including several periods of earnings and several periods with losses, the trend relative to 2001 and 2002 is clearly positive, which is reflected in the substantial decrease in our cumulative losses since 2002.

The significant majority of our $2,107 net deferred tax asset relates to loss and investment tax credit carryforwards which have 10 and 20 year carryforward periods depending on the year in which the carryforward was generated. Approximately 72% of our loss carryforwards are set to expire by the end of 2011, and 68% of our investment tax credits will expire by the end of 2011. However, there are tax-planning strategies that permit the conversion of these loss and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future. Tax credit carryforward amounts of approximately $300 in respect of our 1994-1996 fiscal years have expired and are not included in the balance of gross deferred tax assets. Nortel can restore a significant amount of the deferred tax asset by executing a certain tax planning strategy that involves filing amended tax returns. We have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada. Currently these planning strategies can be implemented at minimal risk and cost. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies.

Recently enacted legislation in Canada may significantly increase the cost of implementing our planning strategies, and may result in a significant amount of our investment tax credits expiring unused. However, we believe we have provided adequate valuation allowance for the potential negative impact of the enacted legislation.

U.S.

As of June 30, 2007, we have operated near break-even in the U.S. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings.

The significant majority of our $1,562 net deferred tax assets in the U.S. relates to loss and credit carryforwards which have a 20 year carryforward period. Over 80% of our research tax credits and over 97% of our operating loss carryforwards do not begin to expire until 2019. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future given our projections of future earnings. Unlike our carryforwards in Canada, we do not rely upon any planning strategies to support the realization of the U.S. losses and credits within the carryforward period, as we believe we will have sufficient earnings without the use of any planning strategies.

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

France

Our France operations have operated at a cumulative loss in recent years and over the most recent 12 quarters. In addition, unlike our other significant jurisdictions, France does not have a strong history of earnings. As there is currently insufficient positive evidence to support deferred tax asset realization, we have provided a valuation allowance against all of the deferred tax assets, with the exception of certain credits and losses that may be redeemed for cash in future years.

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA currently under negotiation apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities (the U.S., Canada, and the U.K.). We are also in the initial stages of preparing a new APA request which we anticipate will be filed in 2007 to include tax years 2006 through at least 2010.

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

The impact of the APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, this ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence when available as it relates to the APA. We may make adjustments to the valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

Valuation Allowance

During the six months ended June 30, 2007, our gross income tax valuation allowance decreased to $2,207 compared to $3,413 as of December 31, 2006. The $1,206 decrease was largely due to the adoption of FIN 48, including a decrease related to the removal of a portion of valuation allowance associated with a capital loss in the U.K., as a portion of the capital loss deferred tax asset was also removed in conjunction with the adoption of FIN 48 and the settlement of our FIN 48 position related to the capital loss during the second quarter (see note 7, “Income Taxes” to the accompanying unaudited condensed consolidated financial statements). The remaining decrease to the valuation allowance relates to the impacts of foreign exchange rates offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions and additional decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with the FIN 48 implementation, We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowance as of June 30, 2007 was appropriate.

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

Specifically, the tax authorities in Brazil have completed an examination of a prior taxation years and have issued assessments in the amount of $79. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

In addition, tax authorities in France have issued three preliminary notices of proposed assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,131, additional income tax liabilities of $45 inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $75 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level. We withdrew from the discussions during the first quarter of 2007 and are in the process of entering Mutual Agreement Procedures with competent authority under the Canada-France tax treaty. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

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

The outcome of the APA application is uncertain and possible reallocation of losses as they relate to the APA negotiations cannot be determined at this time. However, we do not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The carrying value of goodwill was $2,357 as of June 30, 2007 and $2,351 as of December 31, 2006. The increase of $6 was related to a cumulative translation adjustment. Effective January 1, 2007, we began reporting revenues from network services consisting of network planning and installation within GS. Goodwill has been reallocated from ES, CN and MEN to GS based on a fair value allocation method for management reporting purposes.

Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 5% for NGS to in excess of 400% for CN. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test for NGS, we determined that a hypothetical 7% loss of forecasted revenues for 2007 would result in a reduction in the excess of the fair value over the carrying value from 5% to nil and if the reduction of forecasted revenues is greater, a partial impairment charge may be required.

The excess of fair value over the carrying value of our four reportable segments (which accounts for 93% of our consolidated goodwill), is in excess of $11,500. As such, a significant decrease in the fair value of these reporting units would be required to trigger goodwill impairment.

As a result of a reduction in the 2007 forecasted revenues for NGS, we concluded that a triggering event related to NGS had occurred requiring a goodwill impairment test in the second quarter of 2007 in accordance with SFAS No. 142. We performed this test and concluded that there was no impairment.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment writedowns to ensure that these accruals are still appropriate. As of June 30, 2007, we had $58 in accruals related to workforce reduction charges and $232 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2007. The following summarizes the accounting changes and pronouncements we have adopted in the first half of 2007:

•	Accounting for Certain Hybrid Financial Instruments — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140”, or SFAS 155. SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Pursuant to SFAS 155, we have not elected to measure our hybrid instruments at fair value.

•	Accounting for Servicing of Financial Assets — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, or SFAS 156. SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. The adoption of SFAS 156 did not have a material impact on our results of operations and financial condition.

•	Accounting for Uncertainty In Income Taxes — In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than- not recognition threshold, Nortel would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit. For additional information, see note 7, “Income taxes” to the accompanying unaudited condensed consolidated financial statements.

•	Accounting for Sabbatical leave and Other Similar Benefits — In June 2006, the FASB Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-2. EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 did not have a material impact on our results of operations and financial condition.

•	How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement — In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, or EITF 06-3. EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). The adoption of EITF 06-3 did not have a material impact on the presentation of our results of operations and financial condition.

•	Share-Based Payment — On January 1, 2006, Nortel adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R. We previously elected to account for employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, or SFAS 148. SEC Staff Accounting Bulletin, or SAB, 107, “Share-Based Payment”, was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 15, “Common shares and stock-based compensation plans” to the accompanying unaudited condensed consolidated financial statements.

•	Accounting for Uncertainty in Income Taxes — Definition of Settlement — On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48”, or FIN 48-1. FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements

Please see note 1, “Significant accounting policies — recent accounting pronouncements” to the accompanying unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statements No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. We are currently evaluating we will elect the fair value option for any of our eligible financial instruments and other items.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11 “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards”, or EITF 06-11. EITF 06-11 provides accounting guidance on how to recognize the realized tax benefits associated with the payment of dividends under a share-based payment arrangement. EITF 06-11 requires that the realized tax benefits associated with dividends on unvested share-based payments be charged to equity as an increase in additional paid-in capital, or APIC, and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. We will adopt the provisions of EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 is not expected to have a material impact on our results of operations and financial condition.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. We will adopt the provisions of EITF 07-3 on January 1, 2008. We are currently assessing the impact of EITF 07-3 on our results of operations and financial condition.

In April 2007, the FASB issued FASB Staff Position, or FSP, FASB Interpretation No., or FIN, 39-1, an amendment to paragraph 10 of FIN 39 “Offsetting of Amounts Related to Certain Contracts”, or FSP FIN 39-1. FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with “derivative instruments” as defined in FASB Statement 133. FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (receivable), or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. We will adopt the provisions of FSP FIN 39-1 effective January 1, 2008. The implementation of FSP FIN 39-1 is not expected to have a material impact on our results of operations and financial condition.

Outstanding Share Data

As of July 23, 2007, Nortel Networks Limited had 1,460,978,638 outstanding common shares.

Market Risk

Market risk represents the risk of loss that may impact our condensed consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in the Quantitative and Qualitative Disclosures About Market Risk section of this report.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of June 30, 2007, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of June 30, 2007, we believe that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 13 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (one Potentially Responsible Party and three de minimis Potentially Responsible Party). An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimus and is included in the environmental accruals of $27 referred to above.

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

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to Nortel’s business including: significant competition, competitive pricing practice, cautious capital spending by customers, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with Nortel’s suppliers and contract manufacturing agreements including our reliance on certain suppliers for key optical networking solutions components; potential penalties, damages or cancelled customer contracts from failure to meet delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with Nortel’s efforts to expand internationally; potential additional valuation allowances for all or a portion of Nortel’s deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect Nortel’s intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain integrity of Nortel’s information systems; changes in regulation of the telecommunications industry or other aspects of the industry; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; Nortel’s potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to Nortel’s liquidity, financing arrangements and capital including: any inability of Nortel to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on Nortel capitalizing on business opportunities because of senior notes covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of Nortel’s public debt issues; Nortel’s below investment grade credit rating; any increase of restricted cash requirements for Nortel if it is unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of Nortel’s subsidiaries to provide it with sufficient funding; any negative effect to Nortel of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on Nortel’s ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of Nortel’s publicly traded securities; and (iii) risks and uncertainties relating to Nortel’s prior restatements and related matters including: the negative impact on Nortel and NNC of such restatements; legal judgments, fines, penalties or settlements, or any substantial regulatory fines or other penalties or sanctions, related to the ongoing regulatory and criminal investigations of Nortel in the U.S. and Canada; the significant dilution of Nortel’s existing equity positions resulting from the approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by Nortel’s class action settlement; any un successful remediation of Nortel’s material weakness in internal control over financial reporting resulting in an inability to report Nortel’s results of operations and financial condition accurately and in a timely manner; Nortel’s inability to access, in its current form, its shelf registration filed with the SEC; or any breach by Nortel of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures. For additional information with respect to certain of these and other factors, see Nortel’s Annual Report on Form 10-K, 2007 First Quarter Report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, Nortel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact Nortel’s condensed consolidated financial statements through adverse changes in financial market prices and rates. Nortel’s risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, Nortel enters into various derivative-hedging transactions that it has authorized under its policies and procedures. Nortel maintains risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. Nortel does not hold or issue financial instruments for trading purposes.

Nortel manages foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Nortel’s most significant foreign exchange exposures are in the Canadian dollar, the British pound and the euro. Nortel enters into U.S. to Canadian dollar forward and option contracts intended to hedge the U.S. to Canadian dollar exposure on future expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, Nortel recognizes the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. Any ineffective portion of these contracts is recognized in earnings immediately.

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

A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. Changes in fair value of the swaps are recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in earnings immediately. Nortel records net settlements on these swap instruments as adjustments to interest expense. Nortel entered into these interest rate swaps in order to offset assets and liabilities with floating interest rates and minimize income statement volatility related to interest rate movements.

Historically, Nortel has managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. Nortel uses sensitivity analysis to measure its interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to Nortel’s market risk during the second quarter of 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Management Conclusions Concerning Disclosure Controls and Procedures

All dollar amounts in this Item 4 are in millions of United States (“U.S.”) dollars unless otherwise stated.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and interim CFO (“CFO”) (Mike S. Zafirovski and David W. Drinkwater, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures as at June 30, 2007. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at June 30, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In making this evaluation, management, including the CEO and CFO, considered, among other matters:

•	the material weakness in our internal control over financial reporting that we and our independent registered chartered accountants as at December 31, 2006, Deloitte & Touche LLP identified (as more fully described below);
•	management’s conclusion that our internal control over financial reporting was not effective as at December 31, 2006, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in our 2006 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at the end of December 31, 2006 and March 31, 2007 were not effective, included in our 2006 Annual Report and First Quarter 2007 Quarterly Report on Form 10-Q, respectively; and
•	our successive restatements of our financial statements, the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, (the “Independent Review Summary”), included in Item 9A of our 2003 Annual Report, the findings of the Revenue Independent Review included in Item 9A of the 2005 Annual Report, and the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarterly Report on Form 10-Q.

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

During the course of 2006, we strengthened the Finance function in the LG-Nortel joint venture, including installing a new leader of this function. In the second quarter of 2007, an LG-Nortel finance training policy was established, including mandatory training requirements for the LG-Nortel finance team. In addition, since December 31, 2006, we appointed an individual in the GRG group with the appropriate U.S. GAAP knowledge and experience to be fully dedicated to the review of the joint venture contracts on a timely basis, in accordance with our contract review policy.

Further, new guidelines and training were developed in the second half of 2006 and first half of 2007 to improve revenue recognition processes. Additional training courses and tools for non-finance roles have been developed and deployed. Analysis of the revenue recognition related processes was undertaken in the second quarter of 2007 and identified additional controls to be added to these processes, in particular with respect to cross-functional interactions to enable information to flow completely and accurately throughout the revenue cycle.

In an effort to improve our financial reporting systems and capabilities, to simplify our multiple accounting systems, and to reduce the number of manual journal entries, we retained an outside consulting firm to advise on the appropriateness of implementing a Systems, Application and Products (“SAP”) platform worldwide that would consolidate many of our systems into a single integrated financial software system. Based on that advice, we adopted the SAP platform to integrate processes and systems, and undertook an assessment of existing financial systems and processes to determine the most effective implementation of standard SAP software. We completed the finance design and build for the initial scope of the SAP system, including general ledger functionality, by August 2006, and deployed the initial scope including functionality for the general ledger, inter-company accounts, consolidation, direct accounts payable and accounts receivable, in May 2007. The second quarter 2007 financial close process was the first on the SAP system. Processes for additional activities will be built upon this first phase of functionality. We completed process design for these additional activities and management currently expects that the build, testing and deployment will be completed in the third quarter of 2007.

Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts. The Board of Directors continues to monitor the ongoing implementation efforts.

Changes in Internal Control Over Financial Reporting

Apart from actions related to the remedial measures described above, including deployment of the first phase of SAP, during the fiscal quarter ended June 30, 2007, no additional changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2007, we and NNC entered into a settlement agreement with the Staff of the OSC in connection with its investigation into prior accounting practices that led to certain restatements of our and NNC’s financial results. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, we and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, our progress in implementing our remediation plan. This reporting requirement will begin following the filing of this quarterly report and will end upon the earlier of the elimination of our remaining material weakness relating to revenue recognition and the completion of our remediation plan. The OSC order does not impose any administrative penalty or fine. However, we and NNC have made a payment to the OSC in the amount CAD$1 million as a contribution towards the costs of its investigation.

We and NNC have been under investigation by the SEC since April 2004 in connection with previous restatements of our financial statements. As a result of discussions with the Enforcement Staff of the SEC for purposes of resolving the investigation, NNC concluded that a reserve should be provided. Accordingly, NNC recorded an accrual in the second quarter of 2007 in the amount of $35 million, which it believes represents its current best estimate for the liability associated with this matter. However, this matter is ongoing and the ultimate outcome is still uncertain.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2006 Annual Report and our 2007 First Quarter Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 16 of the accompanying condensed consolidated financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2006 Annual Report and our 2007 First Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2006 Annual Report and our 2007 First Quarter Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2006 Annual Report and our 2007 First Quarter Report have not materially changed other than as set forth below.

Risks Relating to Our Business

Negative developments associated with our suppliers and contract manufacturers, including our reliance on certain suppliers for key optical networking solutions components, our reliance on a sole supplier for the majority of our manufacturing and design functions and consolidation in the industries in which our suppliers operate, may materially and adversely affect our business, results of operations, financial condition and customer relationships.

Our equipment and component suppliers have experienced, and may continue to experience, consolidation in their industry, and at times financial difficulties, both of which may result in fewer sources of components or products, increased prices and greater exposure to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

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

As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity, and the divestiture of associated assets, to contract manufacturers, including an agreement with Flextronics. See “Developments in 2006 and 2007 — Supply Chain Strategy” in the MD&A section of our 2006 Annual Report. As a result, a significant portion of our supply chain is concentrated with Flextronics. In addition, potential consolidation in the contract manufacturing industry could have the effect of increasing that concentration. Outsourcing our manufacturing capability to contract manufacturers involves potential challenges in designing and maintaining controls relating to the outsourced operations in an effective and timely manner. We work closely with our suppliers and contract manufacturers to address issues such as cost, quality and timely delivery and to meet increases in customer demand, when needed, and we also manage our internal inventory levels as required. However, we may encounter difficulties including shortages or interruptions in the supply of quality components and/or products in the future and we may also encounter difficulties with our concentrated supply chain relationships, which could be compounded by potential consolidation by our key suppliers. Further, certain key elements of our efforts to transform our business require and are reliant on our suppliers meeting their commitments and working cooperatively and effectively on these transformation aspects.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit
No.		Description

10	.1*	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd. (filed as Exhibit 99.1 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).
10	.2*	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd. (filed as Exhibit 99.2 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).
10	.3*	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd. (filed as Exhibit 99.3 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).
10.4		Nortel Networks Corporation Executive Retention and Termination Plan as amended and restated with effect from June 1, 2007 including the name change to Nortel Networks Corporation Change in Control Plan.
10.5		Second Amendment to the Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel Lucent dated June 28, 2007.
12		Computation of Ratios.
31.1		Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ David W. Drinkwater	/s/ Paul W. Karr

David W. Drinkwater	Paul W. Karr
Chief Financial Officer	Controller

Date: August 2, 2007