Form 10-Q
period 2007-09-30
NORTEL NETWORKS LTD
filed 2007-11-07
CIK 1119664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2007.

1,460,978,638 shares of common stock without nominal or par value

		PAGE

	PART I FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	86
ITEM 4.	Controls and Procedures	87

	PART II OTHER INFORMATION
ITEM 1.	Legal Proceedings	91
ITEM 1A.	Risk Factors	92
ITEM 6.	Exhibits	93
SIGNATURES		94
EX-10.1
EX-10.2
EX-10.3
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

i

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Operations (unaudited)
(Millions of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated *		As restated *

Revenues:
Products	$2,378	$2,595	$6,793	$7,142
Services	327	331	957	954

Total revenues	2,705	2,926	7,750	8,096

Cost of revenues:
Products	1,371	1,622	4,013	4,452
Services	158	189	509	535

Total cost of revenues	1,529	1,811	4,522	4,987

Gross profit	1,176	1,115	3,228	3,109
Selling, general and administrative expense	613	588	1,809	1,804
Research and development expense	412	470	1,236	1,438
Amortization of intangible assets	12	8	37	19
In-process research and development expense	—	—	—	16
Special charges	56	21	172	75
Loss (gain) on sales of businesses and assets	3	(15)	(8)	(42)

Operating earnings (loss)	80	43	(18)	(201)
Other income — net	168	57	378	177
Interest expense
Long-term debt	(70)	(62)	(198)	(123)
Other	(8)	(6)	(19)	(29)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	170	32	143	(176)
Income tax expense	(49)	(15)	(73)	(69)

	121	17	70	(245)
Minority interests — net of tax	(33)	—	(46)	28
Equity in net earnings (loss) of associated companies — net of tax	1	—	2	(4)

Net earnings (loss) before cumulative effect of accounting change	89	17	26	(221)
Cumulative effect of accounting change — net of tax (note 2)	—	—	—	9

Net earnings (loss)	89	17	26	(212)
Dividends on preferred shares	10	12	30	29

Net earnings (loss) applicable to common shares	$79	$5	$(4)	$(241)

*	See note 3

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Balance Sheets (unaudited)
(Millions of U.S. Dollars, except for share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$3,123	$3,487
Restricted cash and cash equivalents	54	44
Accounts receivable — net	3,603	3,709
Inventories — net	2,094	1,989
Deferred income taxes — net	472	276
Other current assets	599	512

Total current assets	9,945	10,017
Investments	200	204
Plant and equipment — net	1,531	1,526
Goodwill	2,359	2,351
Intangible assets — net	224	241
Deferred income taxes — net	3,982	3,863
Other assets	523	680

Total assets	$18,764	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,100	$1,124
Payroll and benefit-related liabilities	561	637
Contractual liabilities	266	243
Restructuring liabilities	121	97
Other accrued liabilities (note 4)	3,701	3,756
Long-term debt due within one year	22	18

Total current liabilities	5,771	5,875
Long-term debt	2,649	2,646
Deferred income taxes — net	16	97
Other liabilities (note 4)	3,890	4,128

Total liabilities	12,326	12,746

Minority interests in subsidiary companies	286	243
Guarantees, commitments and contingencies (notes 11, 12 and 16)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 as of September 30, 2007 and 30,000,000 as of December 31, 2006	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 as of September 30, 2007 and 1,460,978,638 as of December 31, 2006	1,211	1,211
Additional paid-in capital	22,383	22,298
Accumulated deficit	(17,549)	(17,544)
Accumulated other comprehensive loss	(429)	(608)

Total shareholders’ equity	6,152	5,893

Total liabilities and shareholders’ equity	$18,764	$18,882

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Cash Flows (unaudited)
(Millions of U.S. Dollars)

	Nine Months Ended September 30,
	2007	2006
		As restated *

Cash flows from (used in) operating activities
Net earnings (loss)	$26	$(212)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	231	221
Non-cash portion of special charges	3	2
In-process research and development expense	—	16
Equity in net loss (earnings) of associated companies — net of tax	(2)	4
Share-based compensation expense	86	83
Deferred income taxes	(8)	73
Cumulative effect of accounting change — net of tax	—	(9)
Pension and other accruals	199	268
Gain on sales and write downs of investments, businesses and assets — net	(3)	(36)
Minority interests	46	(28)
Other — net	(190)	85
Changes in operating assets and liabilities	(611)	(1,261)

Net cash used in operating activities	(223)	(794)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(140)	(260)
Proceeds on disposals of plant and equipment	89	125
Change in restricted cash and cash equivalents	(10)	38
Acquisitions of investments and businesses — net of cash acquired	(81)	(134)
Proceeds from the sales of investments and businesses and assets	(29)	196

Net cash used in investing activities	(171)	(35)

Cash flows from (used in) financing activities
Dividends paid	(35)	(46)
Increase in notes payable	47	88
Decrease in notes payable	(52)	(75)
Increase in loan payable	—	3,300
Repayments of long-term debt	—	(2,725)
Debt issuance costs	—	(42)
Decrease in capital leases payable	(18)	(12)

Net cash from (used in) financing activities	(58)	488

Effect of foreign exchange rate changes on cash and cash equivalents	88	59

Net decrease in cash and cash equivalents	(364)	(282)
Cash and cash equivalents at beginning of period	3,487	2,876

Cash and cash equivalents at end of period	$3,123	$2,594

*	See note 3

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2007 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC and Canadian securities regulatory authorities (the “2006 Annual Report”).

Comparative figures

Certain 2006 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 presentation and certain 2006 figures have been restated as set out in note 3.

Recent accounting pronouncements

In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. Nortel is currently evaluating whether it will elect to apply the fair value option for any of its eligible financial instruments and other items.

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

In April 2007, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation No. (“FIN”) 39-1, an amendment to paragraph 10 of FIN 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Nortel will adopt the provisions of FSP FIN 39-1 on January 1, 2008. The implementation of FSP FIN 39-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

fifty percent likely of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 7.

On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Nortel applied the provisions of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on Nortel’s results of operations and financial condition.

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

(e)	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue-producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). Nortel elected to follow its existing policy of net presentation allowed by EITF 06-3 and, therefore, its adoption of EITF 06-3 had no impact on Nortel’s results of operations and financial condition.

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

3.	Restatement of previously issued financial statements

In the course of the preparation of Nortel’s 2006 annual financial statements, management identified certain errors primarily through discussions with Nortel’s North American pension and post-retirement actuaries and through its ongoing remediation efforts with respect to its material weakness related to revenue recognition and its other previously reported material weaknesses and other internal control deficiencies. As a result, Nortel restated its consolidated balance sheet as of December 31, 2005 and consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the years ended December 31, 2005 and 2004 and the first three quarters of 2006. The adjustments related to:

•	Pension and post-retirement benefits errors;
•	Revenue recognition errors;
•	A prior year tax error; and
•	Other errors.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following tables present the impact of the adjustments on Nortel’s previously reported unaudited condensed consolidated statements of operations and a summary of the adjustments for the three and nine months ended September 30, 2006. Restated amounts presented herein are consistent with the unaudited quarterly financial data disclosed in Nortel’s 2006 Annual Report.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	As Previously			As Previously
	Reported(a)	Adjustments	As Restated	Reported(a)	Adjustments	As Restated

Revenues:
Products	$2,640	$(45)	$2,595	$7,141	$1	$7,142
Services	315	16	331	940	14	954

Total revenues	2,955	(29)	2,926	8,081	15	8,096

Cost of revenues:
Products	1,654	(32)	1,622	4,460	(8)	4,452
Services	184	5	189	529	6	535

Total cost of revenues	1,838	(27)	1,811	4,989	(2)	4,987

Gross profit	1,117	(2)	1,115	3,092	17	3,109
Selling, general and administrative expense	603	(15)	588	1,791	13	1,804
Research and development expense	476	(6)	470	1,434	4	1,438
Amortization of intangible assets	8	—	8	19	—	19
In-process research and development expense	—	—	—	16	—	16
Special charges	24	(3)	21	74	1	75
Gain on sales of businesses and assets	(16)	1	(15)	(42)	—	(42)

Operating earnings (loss)	22	21	43	(200)	(1)	(201)
Other income — net	46	11	57	169	8	177
Interest expense
Long-term debt	(62)	—	(62)	(125)	2	(123)
Other	(6)	—	(6)	(29)	—	(29)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	—	32	32	(185)	9	(176)
Income tax expense	(9)	(6)	(15)	(59)	(10)	(69)

	(9)	26	17	(244)	(1)	(245)
Minority interests — net of tax	(4)	4	—	31	(3)	28
Equity in net loss of associated companies — net of tax	(1)	1	—	(5)	1	(4)

Net earnings (loss) before cumulative effect of accounting change	(14)	31	17	(218)	(3)	(221)
Cumulative effect of accounting change — net of tax	—	—	—	9	—	9

Net earnings (loss )	$(14)	$31	$17	$(209)	$(3)	$(212)
Dividends on preferred shares	15	(3)	12	40	(11)	29

Net earnings (loss) applicable to common shares	$(29)	$34	$5	$(249)	$8	$(241)

(a)	In the third quarter of 2006, Nortel began disclosing revenues and cost of revenues from both its products and services. Previous quarters have been updated to reflect this presentation change.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Adjustments

The following table summarizes the restatement adjustments to revenues, cost of revenues, and net earnings (loss).

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
		Cost of	Net		Cost of	Net
	Revenues	Revenues	Earnings (Loss)	Revenues	Revenues	Loss

As previously reported	$2,955	$1,838	$(14)	$8,081	$4,989	$(209)
Adjustments:
Pension and post-retirement benefits errors	—	1	(2)	—	7	(18)
Revenue recognition errors	(29)	(4)	(22)	15	(6)	17
Other errors	—	(24)	55	—	(3)	(2)

As restated	$2,926	$1,811	$17	$8,096	$4,987	$(212)

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

As a result, Nortel determined that the accounting for the U.S. pension plan contained a historical adjustment that overstated the actuarial calculation of the market-related value of assets, resulting in increased pension expense of nil and $10 for the three and nine months ended September 30, 2006, respectively. In addition, Nortel discovered an error in the Canadian pension plan accounting related to the amortization of unrealized gains within the actuarial calculation of the market-related value of assets over a longer period than permitted under SFAS No. 87, “Employers’ Accounting for Pensions”. This error resulted in a decrease of $1 and an increase of $3 in pension expense for the three and nine months ended September 30, 2006, respectively. Additionally, as a result of the comprehensive review, errors were identified in the U.S. post-retirement plan. The actuarial valuation omitted certain U.S. retirees in the calculation of post-retirement benefit obligations resulting in increased post-retirement benefit expense of $3 and $5 for the three and nine months ended September 30, 2006, respectively.

The correction of the pension and post-retirement benefits errors, in aggregate, resulted in net increases in pension and post-retirement benefits expense of $2 and $18 for the three and nine months ended September 30, 2006, respectively. The $2 increase in pension and post-retirement benefit expense for the three months ended September 30, 2006 increased cost of revenues, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses by $1, $1 and nil, respectively. The $18 increase in pension and post-retirement benefits expense for the nine months ended September 30, 2006 increased cost of revenues, and SG&A and R&D expenses by $7, $6 and $5, respectively. As a result of the pension and post-retirement benefits errors, Nortel recorded a cumulative $18 increase to other long-term liabilities as of September 30, 2006.

Revenue recognition errors

As a result of the significant ongoing remedial efforts to address Nortel’s internal control material weaknesses and other deficiencies, throughout 2006 Nortel identified a number of individually immaterial revenue recognition errors it corrected as a result of this restatement, the more individually significant of which are discussed below.

Revenue recognition errors related principally to complex arrangements with multiple deliverables in which the timing of revenue recognition was determined to be incorrect. For certain of Nortel’s multiple element arrangements where certain elements such as post-contract customer support (“PCS”), specified upgrade rights and/or non-essential hardware or software products or services remained undelivered, Nortel determined that the undelivered element could not be treated as a separate unit of accounting because fair value could not be established. Accordingly, Nortel should have deferred

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

revenue, and related costs, until the earlier of the point in time that fair value of the undelivered element could be established or all the remaining elements have been delivered. These corrections resulted in increases in revenues of $10 and $16 for the three and nine months ended September 30, 2006, respectively. These corrections also resulted in an increase in cost of revenues of $13 and $9 for the three and nine months ended September 30, 2006, respectively.

In the third quarter of 2006, Nortel recognized $40 of revenue that had been previously deferred by Nortel’s business venture with LG Electronics Inc. (“LGE”), named LG-Nortel Co. Ltd. (“LG-Nortel”), due to the fact that Nortel believed that it was LG-Nortel’s practice to provide implicit PCS for which they did not have fair value. A subsequent detailed review of the enterprise products sold by LG-Nortel led to the conclusion in the third quarter of 2006 that LG-Nortel did not have a practice of providing implicit PCS for such enterprise products. As a result, revenue should have been recognized upon the delivery of such products. Nortel had previously recorded a cumulative correction of this error in the third quarter of 2006 and, as a result of the restatement, recorded it in the appropriate periods. The correction of this error resulted in decreases of $40 and $10 in revenues for the three and nine months ended September 30, 2006, respectively, and decreases of $17 and $6 in cost of revenues for the three and nine months ended September 30, 2006, respectively. Included in “other errors” are reductions to LGE’s minority interest to reflect its share of the impact of these restatement adjustments.

The previous misapplication of American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, resulted in errors in revenues recognized in an arrangement between 2003 and the first quarter of 2006. The misapplication related to the calculation of liquidated damages estimated to be incurred as a result of contractual commitments related to network outages. Prior to the second quarter of 2006, Nortel estimated its liquidated damages based on a quarterly network outage estimate. In the second quarter of 2006, Nortel determined that it should have been recognizing product credits based on an estimate of the total expected outages for the arrangement. Nortel had previously corrected the resulting revenue recognition errors in the second quarter of 2006 and, as a result of the restatement, has recorded the correction in the appropriate periods. The corrections resulted in increases in revenues of $5 and $18 for the three and nine months ended September 30, 2006, respectively.

In 2004, Nortel entered into a software arrangement where the customer had the right to suspend payments until delivery of certain future products; therefore, the arrangement fee was not fixed or determinable. Pursuant to SOP 97-2, “Software Revenue Recognition”, if at the outset of the arrangement the fee is not fixed or determinable, once all other revenue recognition criteria have been satisfied, revenue should be recognized as payments become due. Previously, the fee was recognized ratably over the term. Due to the lack of a fixed or determinable fee, the amount recognized ratably should have been limited to the amount that was due and payable from the customer. The correction of this error resulted in decreases in revenues and gross profit of $4 and $8 for the three and nine months ended September 30, 2006, respectively.

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

Statement of cash flows

The restatement had no impact on the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2006, other than conforming changes to the components of the reconciliation to net cash used in operating activities.

4.	Consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows, and the condensed consolidated balance sheets. For further information with respect to the accounting policies used in the preparation of the consolidated financial statement details below, refer to the 2006 Annual Report.

Consolidated statements of operations

          Other income — net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and dividend income	$61	$30	$183	$84
Loss on sales and write downs of investments	—	(7)	(5)	(6)
Currency exchange gains — net	70	—	140	16
Other — net	37	34	60	83

Other income — net	$168	$57	$378	$177

There was no material impact on net earnings (loss) for the three and nine months ended September 30, 2007 or 2006 related to hedges that became ineffective, and cash flow hedges and fair value hedges that were discontinued and accounted for in accordance with SFAS 133. Changes in the fair value of derivative financial instruments that did not meet the criteria for hedge accounting, increased earnings by $16 for the three months ended September 30, 2007.

Consolidated balance sheets

          Accounts receivable — net:

	September 30,	December 31,
	2007	2006

Trade receivables	$2,241	$2,464
Notes receivable	11	7
Notes receivable from NNC and its subsidiaries	1,069	924
Contracts in process	371	402

	3,692	3,797
Less: provisions for doubtful accounts	(89)	(88)

Accounts receivable — net	$3,603	$3,709

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

          Inventories — net:

	September 30,	December 31,
	2007	2006

Raw materials	$636	$725
Work in process	12	11
Finished goods	760	727
Deferred costs	1,817	1,952

	3,225	3,415
Less: provision for inventories	(893)	(1,007)

Inventories — net	2,332	2,408
Less: long-term deferred costs(a)	(238)	(419)

Current inventories — net	$2,094	$1,989

(a)	Long-term portion of deferred costs is included in other assets.

          Other current assets:

	September 30,	December 31,
	2007	2006

Prepaid expenses	$166	$175
Income taxes recoverable	73	63
Current investments	103	51
Other	257	223

Other current assets	$599	$512

          Investments:

Investments included balances of $102 and $97 as of September 30, 2007 and December 31, 2006, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to its use in operations by Nortel.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

          Plant and equipment — net:

	September 30,	December 31,
	2007	2006

Cost:
Land	$38	$35
Buildings	1,117	1,185
Machinery and equipment	2,139	2,038
Assets under capital lease	215	215
Sale lease-back assets	94	92

	3,603	3,565

Less: accumulated depreciation:
Buildings	(382)	(444)
Machinery and equipment	(1,567)	(1,482)
Assets under capital lease	(104)	(96)
Sale lease-back assets	(19)	(17)

	(2,072)	(2,039)

Plant and equipment — net(a)	$1,531	$1,526

(a)	Includes assets held for sale with a carrying value of $52 as of December 31, 2006, related to owned facilities that were being actively marketed for sale. These assets were written down in previous periods to their estimated fair values less estimated costs to sell. The write downs were included in special charges. Nortel disposed of all the assets held for sale in the second quarter of 2007, with such disposition having no material impact on net earnings (loss). The assets held for sale had gross and net book values of approximately $168 and $56, respectively, as of the date of their disposition. There are no material assets held for sale as of September 30, 2007.

Goodwill:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2006(a)	$447	$144	$598	$991	$171	$2,351
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	1	2	1	4	—	8
Other	—	—	—	—	—	—

Balance — as of September 30, 2007	$448	$146	$599	$995	$171	$2,359

(a)	Opening balances for Enterprise Solutions, Carrier Networks, and Metro Ethernet Networks have been decreased by $25, $21, and $103, respectively, and the opening balance for Global Services has been increased by $149 from the amounts previously presented to reflect the reclassification of Nortel’s network implementation services to Global Services, as described in note 5.

As a result of a reduction in the 2007 forecasted revenues for Nortel Government Solutions (“NGS”), Nortel concluded that triggering events related to NGS had occurred requiring goodwill impairment tests in the second and third quarters of 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Nortel performed these tests and concluded that there were no impairments related to NGS in these periods.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets — net:

	September 30,	December 31,
	2007	2006

Cost	$331	$307
Less: accumulated amortization	(107)	(66)

Intangible assets — net	$224	$241

Other assets:

	September 30,	December 31,
	2007	2006

Long-term deferred costs	$238	$419
Long-term inventories	26	—
Debt issuance costs	42	48
Hedge assets	54	37
Financial assets	64	60
Other	99	116

Other assets	$523	$680

Other accrued liabilities:

	September 30,	December 31,
	2007	2006

Outsourcing and selling, general and administrative related provisions	$246	$399
Customer deposits	61	78
Product related provisions	86	93
Warranty provisions (note 11)	203	214
Deferred revenue	1,268	1,127
Advance billings in excess of revenues recognized to date on contracts(a)	1,450	1,352
Miscellaneous taxes	23	73
Income taxes payable	70	71
Deferred income tax	17	—
Tax uncertainties (note 7)	20	—
Interest payable	52	87
Other	205	262

Other accrued liabilities	$3,701	$3,756

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	September 30,	December 31,
	2007	2006

Pension benefit liabilities	$1,883	$1,965
Post-employment and post-retirement benefits liabilities	878	794
Restructuring liabilities (note 6)	182	177
Deferred revenue	595	919
Tax uncertainties (note 7)	71	—
Other long-term provisions	281	273

Other liabilities	$3,890	$4,128

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	Nine Months Ended September 30,
	2007	2006

Accounts receivable — net	$106	$(415)
Inventories — net	(60)	(44)
Deferred costs	104	(44)
Income taxes	(2)	(50)
Accounts payable	(16)	(243)
Payroll, accrued and contractual liabilities	(333)	(361)
Deferred revenue	(180)	1
Advance billings in excess of revenues recognized to date on contracts	109	10
Restructuring liabilities	24	(12)
Other	(363)	(103)

Change in operating assets and liabilities	$(611)	$(1,261)

Interest and taxes paid:

Cash interest paid	$246	$122
Cash taxes paid	$77	$41

5.	Segment information

Segment descriptions

In the first quarter of 2007, Nortel changed the name of its Mobility and Converged Core Networks segment to Carrier Networks (“CN”). Additionally, revenues from network implementation services consisting of engineering, installation and project management services bundled in customer contracts and previously included with sales in each of its CN, Enterprise Solutions (“ES”) and Metro Ethernet Networks (“MEN”) segments have been reallocated to its Global Services (“GS”) segment for management reporting purposes beginning in 2007. The segments are described below. The amounts reallocated to the GS segment were based primarily on the stated value of the services in the respective bundled customer arrangements. Prior period segment information has been recast to conform to the current segment presentation.

•	CN provides mobility networking solutions using (i) Code Division Multiple Access (“CDMA”) solutions, Global System for Mobile Communication (“GSM”) and Universal Mobile Telecommunication System (“UMTS”) solutions, and Worldwide Interoperability for Microwave Access (“WiMAX”) solutions, and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice solutions to its service provider customers for business and residential subscribers, traditional, full featured voice services as well as internet-based voice and multimedia communications services using either circuit or packet-based switching technologies. These service provider customers include local and long distance telephone companies, wireless service providers, cable operators and other communication service providers. Increasingly, CN addresses customers who want to provide services across both wireless as well as wired devices.

•	ES provides solutions to enterprise customers using (i) enterprise circuit and packet voice solutions, (ii) data networking and security solutions, which supply data, voice and multi-media communications solutions, and (iii) software solutions for multi-media messaging, conferencing and call centers. Nortel’s solutions for enterprises are used to build new networks and transform their existing communications networks into packet-based networks supporting data, voice and multi-media communications. Nortel’s ES customers consist of a broad range of

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

enterprises around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small and medium-size businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options, and (iv) network application services, including applications development, integration and web services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including small and medium-size businesses, large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel believes that carrier ethernet technology, created by integrating Nortel’s data ethernet capabilities with Nortel’s optical technology expertise is particularly suited to these solutions. In addition to increased capacity and lower cost per bit, Nortel differentiates its MEN solutions on the basis of being able to deliver carrier-grade reliability. The metropolitan, or metro, network is a key focus area as bandwidth demands are increasing as a result of the growth of network based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet, and private line and voice services. MEN serves the long haul optical market using common products and technologies from the metro optical market. MEN also serves high performance, mission critical enterprise networks.

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

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary financial measures used by the CEO in assessing performance and allocating resources to the segments are management earnings (loss) before income taxes (“Management EBT”) and operating margin. Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Nortel believes that Management EBT is determined in accordance with the measurement principles most consistent with those used by Nortel in measuring the corresponding amounts in its consolidated financial statements. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following tables set forth information by segment for the following periods:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Carrier Networks	$1,080	$1,337	$3,147	$3,670
Enterprise Solutions	671	571	1,858	1,504
Global Services	540	541	1,482	1,592
Metro Ethernet Networks	360	416	1,096	1,142

Total reportable segments	2,651	2,865	7,583	7,908
Other	54	61	167	188

Total revenues	2,705	2,926	7,750	8,096

Management EBT
Carrier Networks	145	107	456	247
Enterprise Solutions	19	1	33	(63)
Global Services	101	89	254	278
Metro Ethernet Networks	4	33	1	63

Total reportable segments	269	230	744	525
Other	(60)	(184)	(444)	(609)

Total Management EBT	209	46	300	(84)
Amortization of intangible assets	(12)	(8)	(37)	(19)
In-process research and development expense	—	—	—	(16)
Special charges	(56)	(21)	(172)	(75)
Gain (loss) on sales of businesses and assets	(3)	15	8	42
Income tax expense	(49)	(15)	(73)	(69)

Net earnings (loss) before cumulative effect of accounting change	$89	$17	$26	$(221)

Nortel had one customer that generated revenues of approximately $275 and $854 or 10% and 11% of total consolidated revenues for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the same customer generated revenues of approximately $320 and $833 or 11% and 10%, respectively, of total consolidated revenues. The revenues from this customer for the three and nine months ended September 30, 2007 and 2006 were generated throughout all of Nortel’s reportable segments.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

6.	Special charges

During the first quarter of 2007, as part of its continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,900 positions and shifting an additional 1,000 positions from higher-cost locations to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan would be approximately $390 and $370, respectively, to be incurred over fiscal 2007 and 2008. As a result of higher voluntary terminations and redeployment of employees, Nortel now expects total charges to earnings and cash outlays to be approximately $350 and $330, respectively, to be incurred over fiscal 2007 and 2008. Nortel currently expects that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $90 will relate to real estate consolidation. Approximately $144 of the total charges relating to the 2007 Restructuring Plan have been incurred during the nine months ended September 30, 2007.

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions were expected to include approximately 350 middle management positions throughout Nortel, with the balance of the reductions to occur primarily in the U.S. and Canada and span all of Nortel’s segments. Nortel currently estimates that the workforce reduction, which includes both voluntary and involuntary reductions, will be 1,750 positions compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100, of which $86 had been incurred as at September 30, 2007 since the inception of the 2006 Restructuring Plan. Nortel currently estimates the total charges to earnings and cash to be approximately $91, with the remaining $5 expected to be incurred in the remainder of 2007.

During 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (the “2004 Restructuring Plan” and the “2001 Restructuring Plan”). Substantially all of the charges with respect to the workforce reductions have been incurred and the remainder of the charges for ongoing lease costs are to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the nine months ended September 30, 2007, Nortel continued to implement these restructuring work plans. Special charges were as follows:

					Special Charges
		Contract			Three Months	Nine Months
		Settlement	Plant and		Ended	Ended
	Workforce	and Lease	Equipment		September 30,	September 30,
	Reduction	Costs	Write Downs	Total	2007	2007
2007 Restructuring Plan
Provision balance as of December 31, 2006	$—	$—	$—	$—
Other special charges	116	30	4	150	$41	$150
Revisions to prior accruals	(4)	(2)	—	(6)	(5)	(6)
Cash drawdowns	(58)	(4)	—	(62)
Non-cash drawdowns	(2)	—	(4)	(6)
Foreign exchange and other adjustments	3	—	—	3

Provision balance as of September 30, 2007	$55	$24	$—	$79

2006 Restructuring Plan
Provision balance as of December 31, 2006	$38	$—	$—	$38
Other special charges	25	—	—	25	14	25
Revisions to prior accruals	(7)	—	—	(7)	(1)	(7)
Cash drawdowns	(36)	—	—	(36)
Non-cash drawdowns	(1)	—	—	(1)
Foreign exchange and other adjustments	1	—	—	1

Provision balance as of September 30, 2007	$20	$—	$—	$20

2004 Restructuring Plan
Provision balance as of December 31, 2006	$3	$53	$—	$56
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	—	4	1	5	3	5
Cash drawdowns	(2)	(8)	—	(10)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	1	—	1

Provision balance as of September 30, 2007	$1	$50	$—	$51

2001 Restructuring Plan
Provision balance as of December 31, 2006	$2	$178	$—	$180
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	(2)	6	1	5	4	5
Cash drawdowns	—	(33)	—	(33)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	2	—	2

Provision balance as of September 30, 2007	$—	$153	$—	$153

Total provision balance as of September 30, 2007(a)	$76	$227	$—	$303

Total special charges					$56	$172

(a)	As of September 30, 2007 and December 31, 2006, the short-term provision balances were $121 and $97, respectively, and the long-term provision balances were $182 and $177, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2007 Restructuring Plan

Three and nine months ended September 30, 2007

During the three and nine months ended September 30, 2007, Nortel recorded special charges of $35 and $112, respectively, including revisions of $(2) and $(4), respectively, related to severance and benefit costs associated with a workforce reduction of approximately 1,280 employees, of which 230 and 1,100 were notified of termination during the three and nine months ended September 30, 2007, respectively. This portion of the workforce reduction was primarily in the U.S., Canada, and EMEA. The real estate initiative referred to above resulted in costs of nil and $28 during the three and nine months ended September 30, 2007, respectively. Cash expenditures of $27 and $62 were incurred during the three and nine months ended September 30, 2007, respectively. Approximately half of the total restructuring expense related to the 2007 Restructuring Plan is expected to be incurred by the end of 2007.

2006 Restructuring Plan

Three and nine months ended September 30, 2007

During the three and nine months ended September 30, 2007, Nortel recorded special charges of $13 and $18, respectively, including revisions of $(1) and $(7), respectively, related to severance and benefit costs associated with a cumulative workforce reduction of approximately 930 employees, of which 28 and 374 were notified of termination during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2007, Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $7 and $36, respectively, with the remaining cash costs expected to be incurred primarily in the remainder of 2007. The remaining provision is expected to be substantially drawn down by the end of 2007.

2004 and 2001 Restructuring Plans

Three and nine months ended September 30, 2007

During the nine months ended September 30, 2007, the provision balance for workforce reduction was substantially drawn down to $1 and nil for the 2004 and 2001 Restructuring Plans, respectively. During the three and nine months ended September 30, 2007, the provision balance for contract settlement and lease costs was drawn down by cash payments of $2 and $8 for the 2004 Restructuring Plan, respectively, and $9 and $33 for the 2001 Restructuring Plan, respectively. For the 2004 and 2001 Restructuring Plans, the remaining provisions, which are net of approximately $33 and $134, respectively, in estimated sublease income, is expected to be substantially drawn down by the end of 2016 and 2013, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans by segment during the three and nine months ended September 30, 2007 and 2006:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

2007 Restructuring Plan	$5	$20	$4	$7	$—	$36
2006 Restructuring Plan	2	3	1	7	—	13
2004 Restructuring Plan	1	2	—	—	—	3
2001 Restructuring Plan	1	3	—	—	—	4

Total special charges for the three months ended September 30, 2007	$9	$28	$5	$14	$—	$56

2007 Restructuring Plan	$22	$86	$24	$12	$—	$144
2006 Restructuring Plan	3	6	2	7	—	18
2004 Restructuring Plan	2	3	—	—	—	5
2001 Restructuring Plan	1	4	—	—	—	5

Total special charges for the nine months ended September 30, 2007	$28	$99	$26	$19	$—	$172

2006 Restructuring Plan	$—	$3	$1	$—	$—	$4
2004 Restructuring Plan	2	5	5	—	—	12
2001 Restructuring Plan	1	4	—	—	—	5

Total special charges for the three months ended September 30, 2006	$3	$12	$6	$—	$—	$21

2006 Restructuring Plan	$7	$25	$17	$1	$—	$50
2004 Restructuring Plan	3	7	6	—	—	16
2001 Restructuring Plan	1	8	—	—	—	9

Total special charges for the nine months ended September 30, 2006	$11	$40	$23	$1	$—	$75

As described in note 5, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above based generally on headcount.

7.	Income taxes

During the nine months ended September 30, 2007, Nortel recorded a tax expense of $73 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $143. The tax expense of $73 is largely comprised of several significant items including $67 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $33 of income taxes relating to tax rate reductions enacted during the first nine months of 2007 in EMEA and Asia, and other taxes of $12 primarily related to tax on preferred share dividends in Canada. This tax expense is partially offset by a $22 benefit derived from various tax credits, primarily R&D-related incentives, and a $14 benefit in EMEA as a result of transfer pricing adjustments.

During the nine months ended September 30, 2006, Nortel recorded a tax expense of $69 on a loss from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $176. The tax expense of $69 is primarily related to the reduction of Nortel’s deferred tax assets and tax on profitable entities in Asia and Europe of $71, various corporate and minimum taxes including $11 of income taxes on preferred share dividends in Canada, partially offset by the benefit derived from various tax credits, primarily R&D-related incentives.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As of September 30, 2007, Nortel’s net deferred tax assets were $4,421 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating and capital loss carryforwards and tax credit carryforwards.

As a result of having adopted FIN 48, Nortel recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as a $1 increase to the January 1, 2007 accumulated deficit. Additionally, Nortel reduced its gross deferred tax assets by approximately $775, including $620 related to capital losses.

Nortel had approximately $992 of total gross unrecognized tax benefits as of the adoption of FIN 48 at January 1, 2007. As of September 30, 2007, Nortel’s gross unrecognized tax benefit was $518. Of this total, $56 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The decrease since adoption of $474 resulted from a $637 decrease related to settlements during the first three quarters of 2007, offset by an increase of $45 for new uncertain tax positions arising in the first three quarters of 2007, combined with an increase of $118 resulting from changes to measurement of existing uncertain tax positions for changes to foreign exchange rates, tax rates and other measurement criteria. Included in the $637 of settlements is $620 related to an agreed reduction of Nortel’s capital loss carryforward in the United Kingdom (“U.K.”), and $9 related to statute expiration in Brazil of which $6 has favorably impacted the effective tax rate for 2007.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the first nine months of 2007, Nortel recognized approximately $8 in interest and penalties. Nortel had approximately $26 and $34 accrued for the payment of interest and penalties as of January 1, 2007 and September 30, 2007, respectively. There was a $7 decrease in interest accrual directly related to positions settled during the first three quarters of 2007, offset by an increase of $15 of interest and penalties accrued on existing positions during the year.

Nortel believes it is reasonably possible that $107 of its gross unrecognized tax benefit will decrease during the twelve months ending September 30, 2008. Of this amount, $43 will result from the potential resolution of current advance pricing negotiations, $57 will result from including unrecognized tax benefits on amended income tax returns, and $7 will result from the potential settlement of an audit exposure in South America. It is anticipated that these potential decreases in unrecognized tax benefits would not materially impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. In addition, we have ongoing audits in other smaller jurisdictions including, but not limited to, Colombia, the Philippines and Puerto Rico. Nortel’s 2000 through 2006 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding Advance Pricing Arrangements (“APAs”) affecting these periods.

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

Nortel is subject to ongoing examinations by certain tax authorities of the jurisdictions in which it operates. Nortel regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $83 for the taxation years of 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,197, additional income tax liabilities of $47 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $79 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and is in the process of entering into Mutual Agreement Procedures with competent authority under the Canada-France tax treaty to settle the dispute. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangements. Although Nortel continues to monitor the progress, it is not a party to these negotiations. Nortel has applied the transfer pricing methodology proposed in the APA requests in preparing its tax returns and accounts beginning in 2001.

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is also in the initial stages of preparing a new APA request which Nortel anticipates will be filed to include tax years 2007 through at least 2010 following methods generally similar to those under negotiation for 2001 through 2005, with a request for rollback to 2006. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current year financial statements and has filed its 2006 corporate income tax returns consistent with the methodology described in its new APA request.

The outcome of the APA application requests is uncertain and possible reallocation of losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel believes that, more likely than not, the ultimate resolution of these negotiations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.

8.	Employee benefit plans

Nortel maintains various capital accumulation and retirement programs covering substantially all of its employees including: the balanced capital accumulation and retirement programs (the “Balanced Program”) and investor capital accumulation and retirement programs (the “Investor Program”), available to substantially all of its North American employees; the flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K.; and traditional capital accumulation and retirement programs that include defined benefit pension plans (the “Traditional Program”), which are closed to new entrants in the U.K. and portions of which are closed to new entrants in the U.S. and Canada. These programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program. Nortel also has smaller pension plan arrangements in other countries.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Pension expense:
Service cost	$28	$31	$88	$102
Interest cost	121	116	354	346
Expected return on plan assets	(127)	(115)	(373)	(337)
Amortization of prior service cost	1	1	3	2
Amortization of net losses	27	33	79	103
Curtailment, contractual and special termination losses	—	(5)	2	4

Net pension expense	$50	$61	$153	$220

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Post-retirement benefits cost:
Service cost	$1	$2	$3	$6
Interest cost	10	11	27	33
Amortization of prior service cost	(6)	(1)	(10)	(3)
Amortization of net losses	(1)	—	(1)	1
Curtailment gains	—	(29)	—	(29)

Net post-retirement benefits cost (recovery)	$4	$(17)	$19	$8

During the nine months ended September 30, 2007, contributions of $272 were made to the defined benefit plans and $27 to the post-retirement benefit plans. Nortel expects to contribute an additional $58 during the remainder of 2007 to the defined benefit pension plans for a total contribution in 2007 of $330, and an additional $10 in 2007 to the post-retirement benefit plans for a total contribution in 2007 of $37.

9.	Acquisitions and divestitures

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Divestiture

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics Telecom Systems, Ltd. (“Flextronics”) for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel transferred approximately $404 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Ottawa and Monkstown and the manufacturing activities in Montreal and Calgary in Canada, and Chateaudun in France. As Flextronics has the ability to exercise its unilateral rights to return certain inventory and equipment to Nortel after the expiration of a specified period following each respective transfer date (up to fifteen months), Nortel has retained these assets on its balance sheet to the extent the assets have not been consumed as part of ongoing operations as at September 30, 2007. Nortel continues to finalize arrangements with Flextronics in respect of the return of certain inventory and currently expects that Flextronics will exercise its rights in 2007 as it relates to $6 of inventory remaining on hand. Nortel has recorded a deferred gain of $16 on this transaction as of September 30, 2007 as a result of continuing involvement in the underlying transferred assets.

10.	Long-term debt

Convertible notes offering

On March 28, 2007, NNC completed an offering of $1,150 aggregate principal amount of unsecured convertible senior notes (the “Convertible Notes”) to repay a portion of the $1,800 outstanding principal amount of 4.25% convertible senior notes due 2008 (the “4.25% Notes due 2008”). The offering was made to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of Senior Convertible Notes due 2012 (the “2012 Notes”) and $575 of Senior Convertible Notes due 2014 (the “2014 Notes”). In each case, the principal amount of Convertible Notes includes $75 issued pursuant to the exercise in full of the over-allotment options granted to the initial purchasers. The 2012 Notes pay interest semi-annually at a rate per annum of 1.75% and the 2014 Notes pay interest semi-annually at a rate per annum of 2.125%.

The 2012 Notes and 2014 Notes are each convertible into common shares of NNC at any time based on an initial conversion rate of 31.25 common shares per $1,000.00 principal amount of Convertible Notes (which is equal to an initial conversion price of $32.00 per common share). This rate is not considered to represent a beneficial conversion option. In each case, the conversion rate is subject to adjustment if certain events occur, such as a change of control. Holders who convert their Convertible Notes in connection with certain events that result in a change in control may be entitled to a “make-whole” premium in the form of an increase in the conversion rate.

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

The Convertible Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by Nortel Networks Inc. (“NNI”). The Convertible Notes are senior unsecured obligations of NNC and rank pari passu with all of its other senior obligations. Each guarantee is the senior unsecured obligation of the respective guarantor and ranks pari passu with all other senior obligations of that guarantor.

In connection with the issuance of the Convertible Notes, NNC, Nortel and NNI entered into a registration rights agreement obligating NNC to file with the SEC, prior to or on October 5, 2007, and to use its reasonable best efforts to

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

cause to become effective prior to or on January 5, 2008, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. Holders of the Convertible Notes will be entitled to the payment of certain additional interest if any of the conditions above, or certain other conditions, are not met. NNC filed a resale shelf registration statement on Form S-3 with the SEC on September 24, 2007.

The net proceeds from the sale of the Convertible Notes were approximately $1,127 after deducting commissions payable to the initial purchasers and other offering expenses. On September 28, 2007, NNC redeemed at par value $1,125, plus accrued and unpaid interest, of its $1,800 outstanding principal amount of 4.25% Notes due 2008. As at September 30, 2007 the outstanding $675 principal amount of 4.25% Notes due 2008 has been reclassified as long-term debt due within one year.

11.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee, as applicable to Nortel, as a contract that contingently requires Nortel to make payments (either in cash, financial instruments, other assets, common shares of Nortel or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement. As of September 30, 2007, Nortel had accrued $1 in respect of these guarantees. A description of the major types of Nortel’s outstanding guarantees and related contingent obligations, where applicable, as of September 30, 2007, is provided below:

(a)	Business sale and business combination agreements

In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel has typically retained the liabilities that relate to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. Nortel generally indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel. Some of these types of guarantees have indefinite terms while others have specific terms extending to January 2012.

Nortel has also entered into guarantees related to the escrow of shares in business combinations in prior periods. These types of agreements generally include terms that require Nortel to indemnify counterparties for losses incurred from litigation that may be suffered by counterparties arising under such agreements. These types of indemnities apply over a specified period of time from the date of the business combinations and do not provide for any limit on the maximum potential amount.

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined.

Historically, Nortel has not made any significant payments under such indemnification agreements.

In conjunction with the sale of a certain subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of September 30, 2007 is $10. A liability of $8 has been accrued in the condensed consolidated financial statements as of September 30, 2007 with respect to the contingent obligation associated with this guarantee.

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

Historically, Nortel has not made any significant indemnification payments under such agreements. As of September 30, 2007, no liability has been accrued in the condensed consolidated financial statements with respect to Nortel’s intellectual property indemnification obligations.

(c)	Lease agreements

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is estimated to be $44 as of September 30, 2007. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees.

(d)	Third party debt agreements

From time to time, Nortel guarantees the debt of certain customers. These third party debt agreements require Nortel to make debt payments throughout the term of the related debt instrument if the customer fails to make scheduled debt payments. Under most such arrangements, Nortel’s guarantee is secured, usually by the assets being purchased or financed. As of September 30, 2007, Nortel had no third party debt agreements that would require it to make any debt payments for its customers.

Nortel is a full and unconditional guarantor of NNC’s $675 4.25% Notes due 2008, in the event that NNC does not make payments for the principal, premium, if any, interest and other amounts, if any, as they are due. The maximum amount that Nortel may be required to pay under this guarantee is $675 plus the premium, if any, and accrued and unpaid interest. No amount has been accrued in the condensed consolidated financial statements with respect to the obligation associated with this guarantee.

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

(e)	Other indemnification agreements

(i)	Nortel has agreed to indemnify the banks and their agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or their agents related to the use of loan proceeds.

On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide support for certain performance-related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility. As of September 30, 2007, there was approximately $137 of outstanding support utilized under the EDC Support Facility, approximately $97 of which was outstanding under the revolving small bond sub-facility, with the remaining balance outstanding under the revolving large bond sub-facility.

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

Historically, Nortel has not made any significant indemnification payments under such agreements.

(ii)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions if the receivable is not paid by the obligor. As of September 30, 2007, Nortel had approximately $65 of securitized receivables which were subject to repurchase, in which case Nortel would assume from the purchaser of the receivables all rights to collect such receivables. The indemnification provisions generally expire upon expiration of the securitization agreements, which extend through 2007, or collection of the receivable amounts by the purchaser.

Nortel is not able to estimate the maximum potential liability for these types of indemnification guarantees as certain agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Nortel has made indemnification payments of $39 and $26 as at September 30, 2007 and December 31, 2006, respectively, under such agreements relating to the repurchase of certain receivables.

(iii)	Nortel has also entered into other agreements that provide indemnifications to counterparties in certain transactions including investment banking agreements, guarantees related to the administration of capital trust accounts, guarantees related to the administration of employee benefit plans, indentures for its outstanding public debt and asset sale agreements (in addition to the business sale agreements noted above). These indemnification agreements generally require Nortel to indemnify the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations and/or as a result of losses from litigation that may be suffered by the counterparties arising from the transactions. These types of indemnification agreements normally extend over an unspecified period of time from the date of the transaction and do not typically provide for any limit on the maximum potential payment amount. In addition, Nortel has entered into indemnification agreements with certain of its directors and officers for the costs reasonably incurred in any proceeding in which they become involved by reason of their position as directors or officers to the extent permitted under applicable law.

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

Historically, Nortel has not made any significant indemnification payments under such agreements.

(iv)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. As of September 30, 2007, Nortel had accrued $18 with respect to these guarantee obligations.

(v)	On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 16), NNC announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including NNC’s insurers agreeing to pay $229 in cash towards the settlement and NNC agreeing with its insurers to certain indemnification obligations. NNC believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Global Class Action Settlement. NNC is aware of three claims made to the insurers by former officers, but information is not available at this time to make a reasonable estimate of the amount for which Nortel may be liable. As a result, NNC has not recorded a contingent liability as at September 30, 2007. The insurers’ payments would not reduce the amounts payable by NNC as disclosed in note 16.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Product warranties

The following summarizes changes in the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2007:

Balance as of December 31, 2006	$214
Payments	(130)
Warranties issued	182
Revisions	(63)

Balance as of September 30, 2007	$203

12.	Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance-related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from two to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future.

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	September 30,	December 31,
	2007	2006

Bid and performance-related bonds(a)	$154	$231
Other bonds(b)	40	30

Total bid, performance related and other bonds	$194	$261

(a)	Net of restricted cash and cash equivalent amounts of $5 and $7 as of September 30, 2007 and December 31, 2006, respectively.

(b)	Net of restricted cash and cash equivalent amounts of $27 and $33 as of September 30, 2007 and December 31, 2006, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $22 as of September 30, 2007. These commitments expire at various dates through to 2016.

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

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel and up to $40 in research and development funds over the initial four-year

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

term of the agreement. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel consisting of five percent of revenue, as defined, over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of September 30, 2007, Nortel had not received any of the research and development funds from Microsoft.

13.	Shareholders’ equity

The following are the changes in shareholders’ equity during the nine months ended September 30, 2007:

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Shares	Shares	Capital	Deficit	Loss	Total

Balance as of December 31, 2006	$536	$1,211	$22,298	$(17,544)	$(608)	$5,893
Net loss	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	118	118
Unrealized loss on investments — net	—	—	—	—	(9)	(9)
Pension and post-retirement amortization items — net	—	—	—	—	42	42
Unrealized derivative gain on cash flow hedges — net	—	—	—	—	28	28
Share-based compensation	—	—	86	—	—	86
Adoption of FIN 48 (notes 2 and 7)	—	—	—	(1)	—	(1)
Dividend	—	—	—	(30)	—	(30)
Other	—	—	(1)	—	—	(1)

Balance as of September 30, 2007	$536	$1,211	$22,383	$(17,549)	$(429)	$6,152

Nortel is authorized to issue an unlimited number of common shares without nominal or par value.

The following are the components of comprehensive income net of tax, for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings (loss)	$89	$17	$26	$(212)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	36	66	118	201
Unrealized gain (loss) on investments — net(a)	(6)	18	(9)	(2)
Pension and post-retirement amortization items — net	13	146	42	145
Unrealized derivative gain (loss) on cash flow hedges — net(b)	(1)	(7)	28	(4)

Comprehensive income	$131	$240	$205	$128

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income until realized. Unrealized gain (loss) on investments was net of tax of nil for each of the three and nine months ended September 30, 2007 and 2006.

(b)	During the three and nine months ended September 30, 2007 and 2006, $9 and $4, and $4 and $13 of net derivative gains were reclassified to other income — net, respectively. Nortel estimates that $18 of net derivative gains included in accumulated other comprehensive income will be reclassified into net earnings (loss) within the next 12 months.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

14.	Share-based compensation plans

Stock options

Prior to 2006, NNC granted options to employees of Nortel to purchase NNC common shares under two existing stock option plans, the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan As Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase NNC common shares could be granted to employees and, under the 2000 Plan, options could be also granted to directors of NNC and Nortel. The options under both plans entitle the holders to purchase one common share at a subscription price of not less than 100% of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted prior to 2003 generally vest 33 1/3% each year over a three-year period on the anniversary date of the grant. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary of the date of grant. The Compensation and Human Resources Committee of the Boards of Directors of Nortel and NNC (the “CHRC”) that administers both plans generally has the discretion to vary the period during which the holder has the right to exercise options and, in certain circumstances, may accelerate the right of the holder to exercise options, but in no case shall the term of an option exceed ten years. NNC meets its obligations under both plans by issuing NNC common shares. Common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) have been rolled over and are available for grant under the NNC 2005 Stock Incentive Plan (the “SIP”) effective January 1, 2006.

In 2005, the shareholders of NNC approved the SIP, a share-based compensation plan, which permits grants of stock options, including incentive stock options, stock appreciation rights (“SARs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”) to employees of NNC and its subsidiaries. Nortel meets its obligations under the SIP by issuing Nortel common shares. On November 6, 2006, the SIP was amended and restated effective as of December 1, 2006, to adjust the number of common shares available for grant thereunder to reflect the 1 for 10 consolidation of NNC’s issued and outstanding common shares. The subscription price for each share subject to an option shall not be less than 100% of the market value of common shares of NNC on the date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The CHRC, which administers the SIP, generally has the discretion to accelerate or waive any condition related to the vesting of options, but in no case shall options granted become exercisable within the first year (except in the event of death), and in no case shall the exercise period exceed ten years. All stock options granted have been classified as equity instruments based on the settlement provisions of the share-based compensation plans.

Stand-alone SARs or SARs issued in tandem with options may be granted under the SIP. Upon the exercise of a vested SAR, a holder will be entitled to receive payment, in cash, shares or any combination thereof, of an amount equal to the excess of the market value of a common share of NNC on the date of exercise over the subscription or base price under the SAR. On the exercise of a tandem SAR, the related option shall be cancelled. Generally, SARs awarded under the SIP vest in equal installments on the first four anniversary dates of the grant date of the award.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options have been granted under the 1986 Plan and the 2000 Plan in connection with this program. Under that program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a common share of NNC on the date of grant and the replacement options have an exercise price equal to the market value of a common share of NNC on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of common shares of NNC at least equal to the number of common shares subject to the initial options less any common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the nine months ended September 30, 2007 and 2006.

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

Restricted stock units and performance stock units

As noted above, RSUs and PSUs can be issued under the SIP. RSUs generally become vested based on continued employment and PSUs generally become vested subject to the attainment of performance criteria. Each RSU or PSU granted under the SIP generally represents one common share of NNC. Under the SIP, vested units will generally be settled upon vesting by delivery of a common share of NNC for each vested unit or payment of a cash amount equal to the market value of a common share of NNC at the time of settlement, or a combination thereof, as determined at the discretion of the CHRC.

Generally, RSUs awarded to executive officers beginning in 2005, and employees from January 1, 2007, prospectively vest in equal installments on the first three anniversary dates of the grant date of the award. The RSUs awarded under the SIP will be settled in shares at the time of vesting.

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

Share-based compensation

The following table provides the share-based compensation charged by NNC to Nortel and recorded for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006(a)

Share-based compensation:
Stock option expense	$23	$26	$64	$67
RSU expense	7	3	17	6
PSU expense	1	1	5	1

Total share-based compensation reported	$31	$30	$86	$74

(a)	Includes a reduction of share-based compensation expense of approximately $9 recognized in the first quarter of 2006 to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following ranges of assumptions were used in computing the fair value of stock options and SARs for purposes of expense recognition, for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Black-Scholes-Merton assumptions
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility(a)	51.07% - 52.33%	52.33% - 69.40%	51.07% - 53.56%	52.33% - 72.74%
Risk-free interest rate(b)	4.25% - 4.72%	4.76% - 4.86%	4.25% - 4.72%	4.76% - 5.04%
Expected option life in years(c)	3.65 - 4.00	4.00	3.65 - 4.00	4.00
Range of stock option fair values per option granted	$4.94 - $8.74	$11.22 - 11.47	$4.94 - $11.86	$11.22 - $12.26

(a)	The expected volatility of NNC’s stock is estimated using the daily historical stock prices over a period equal to the expected term.

(b)	Nortel and NNC used the five-year U.S. government treasury bill rate to approximate the four-year risk free rate.

(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.

The fair value of RSU awards is calculated using an average of the high and low stock prices from the highest trading volume of either the NYSE or the TSX on the date of the grant. Nortel and NNC estimate the fair value of PSU awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Monte Carlo assumptions
Beta	1.53 - 1.58	2.00	1.53 - 1.88	2.00 - 2.10
Risk-free interest rate(a)	4.15% - 4.66%	4.79% - 4.87%	4.15% - 4.66%	4.79% - 5.07%

(a)	The risk-free rate used was the three-year U.S. government treasury bill rate.

As of September 30, 2007, the annual forfeiture rates applied to NNC’s stock option plans, SARs, RSU and PSU awards were 15.67%, 15.67%, 12.96% and 6.90%, respectively.

Cash received from exercises under all share-based payment arrangements was $10 and $1 for the nine months ended September 30, 2007 and 2006, respectively. Tax benefits realized by NNC related to these exercises were nil and nil, for the nine months ended September 30, 2007 and 2006, respectively.

15.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Transactions with related parties are summarized for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
LGE(a)	$5	$21	$17	$22
Vertical Communications, Inc. (“Vertical”)(b)	4	—	10	4
Other	1	3	6	4

Total	$10	$24	$33	$30

Purchases:
LG Electronics Inc.(a)	$63	$61	$245	$172
Sasken Communications Technology Ltd. (“Sasken”)(c)	7	7	20	25
GNTEL Co., Ltd. (“GNTEL”)(d)	29	32	69	53
Other	5	13	12	31

Total	$104	$113	$346	$281

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of September 30, 2007, accounts payable to LGE was net $51, compared to net $76 as at December 31, 2006.

(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.

(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development-related purchases. Accounts payable to Sasken were $4 and $2 as at September 30, 2007 and December 31, 2006, respectively.

(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. Accounts payable to GNTEL were $17 as at September 30, 2007 and December 31, 2006.

Balances with related parties were as follows:

	September 30,	December 31,
	2007	2006

Owing from NNC — net	$940	$847
Owing from NNC subsidiaries — net	102	77
Other related parties	(69)	(84)

Related party receivables	$973	$840

16.	Contingencies

Subsequent to NNC’s announcement on February 15, 2001, in which it provided revised guidance for its financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel I Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of NNC during certain periods between October 24, 2000 and February 15, 2001. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities.

Subsequent to NNC’s announcement on March 10, 2004, in which it indicated it was likely that NNC would need to revise its previously announced unaudited results for the year ended December 31, 2003 and the results reported in certain

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of its quarterly reports in 2003, and to restate its previously filed financial results for one or more earlier periods, NNC and certain of its then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel II Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of NNC during certain periods between February 16, 2001 and July 28, 2004. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with certain of NNC’s financial results. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities.

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

Under the terms of the Global Class Action Settlement, NNC will pay $575 in cash and issue approximately 62,866,775 common shares of NNC to the plaintiffs (representing approximately 14.5% of NNC’s common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits), reflecting NNC’s 1 for 10 common share consolidation on December 1, 2006. NNC will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under NNC’s bonus plan. The total settlement amount will include all plaintiffs’ court-approved attorneys’ fees. On June 1, 2006, NNC placed $575 plus accrued interest of $5 into escrow and has classified this amount as restricted cash. As a result of the Global Class Action Settlement, NNC established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve has been adjusted each quarter since February 2006 to reflect the fair value of the common shares issuable.

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

NNC recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of a final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within NNC’s shareholders’ equity on March 20, 2007 as the number of NNC issuable shares was fixed on that date. The reclassified amount will be further reclassified to common shares as the NNC shares are issued. At the effective date of March 20, 2007, NNC also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement as the funds are now controlled by the escrow agents and NNC’s obligation has been extinguished. The administration of the settlement will be a complex and lengthy process. Plaintiffs’ counsel will submit lists of claims approved by the claims administrator to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants will begin. Although it is not possible to predict how long the process will take, approximately 4% of the settlement shares have been issued, and NNC currently expects the issuance of the balance to commence in the first half of 2008.

NNC’s insurers have agreed to pay $229 in cash toward the settlement and NNC has agreed to certain indemnification obligations with them. NNC believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.

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

In April 2004, NNC announced that it was under investigation by the SEC in connection with the restatements of its financial statements in 2003 and 2004. As a result of discussions with the Enforcement Staff of the SEC for purposes of resolving the investigation, NNC recorded an accrual in its condensed consolidated financial statements in the second quarter of 2007 in the amount of $35, which it believes represents the current best estimate for the liability associated with this matter. For additional information relating to this matter, see note 17.

In April 2004, NNC also announced that it was under investigation by the Ontario Securities Commission (the “OSC”) in connection with the same matters as the SEC investigation. In May 2007, Nortel and NNC entered into a settlement agreement with the Staff of the OSC in connection with its investigation. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, Nortel and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, their progress in implementing their remediation plan. This reporting obligation began following the filing of the second quarter quarterly report on Form 10-Q and will end upon the earlier of the elimination of its remaining material weakness relating to revenue recognition and the completion of their remediation plan. The OSC order did not impose any administrative penalty or fine. However, NNC has made a payment to the OSC in the amount CAD $1 million as a contribution toward the cost of its investigation.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of September 30, 2007, the accruals on the condensed consolidated balance sheet for environmental matters were $27. Based on information available as of September 30, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

17.	Subsequent events

As described in note 16, in April 2004, NNC announced that it was under investigation by the SEC in connection with the previous restatements of its consolidated financial statements. On October 15, 2007, it was announced that NNC and Nortel had reached a settlement on all issues with the SEC in connection with the investigation. As part of the settlement, NNC agreed to pay a civil penalty of $35 and NNC and Nortel consented to be restrained and enjoined from future violations of certain provisions of federal securities laws in the U.S. NNC and Nortel also agreed to provide to the SEC quarterly written reports detailing the progress in implementing Nortel’s and NNC’s remediation plan and actions to address their remaining weakness relating to revenue recognition.

18.	Supplemental condensed consolidated financial information

On July 5, 2006, Nortel completed an offering of $2,000 aggregate principal amount of senior notes (the “July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act. The July 2006 Notes consist of $450 of senior fixed rate notes due 2016, $550 of senior fixed rate notes due 2013 and $1,000 of senior floating rate notes due 2011. The July 2006 Notes are fully and unconditionally guaranteed by NNC and initially guaranteed by NNI.

On March 28, 2007, NNC completed an offering of $1,150 aggregate principal amount of Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of the 2012 Notes and $575 principal amount of the 2014 Notes. The Convertible Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. See note 10 for more information.

The guarantee by NNI of the July 2006 Notes or the Convertible Notes will be released if the July 2006 Notes or the Convertible Notes, as applicable, are rated Baa3 or higher by Moody’s and BBB- or higher from Standard & Poor’s, in each case, with no negative outlook.

The following supplemental condensed consolidated financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act and illustrates, in separate columns, the composition of Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes and the Convertible Notes, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes and the Convertible Notes (the “Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of September 30, 2007 and December 31, 2006, and for the three and nine month periods ended September 30, 2007 and 2006. NNC financial information is filed separately with the SEC in the NNC 2007 Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental consolidated financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Revenues	$880	$1,116	$1,515	$(806)	$2,705
Cost of revenues	459	802	1,074	(806)	1,529

Gross profit	421	314	441	—	1,176
Selling, general and administrative expense	113	219	281	—	613
Research and development expense	204	174	34	—	412
Amortization of intangible assets	—	2	10	—	12
Special charges	3	1	52	—	56
Gain on sale of businesses and assets	1	1	1	—	3

Operating earnings (loss)	100	(83)	63	—	80
Other income — net	136	3	28	1	168
Interest expense
Long-term debt	(58)	(3)	(9)	—	(70)
Other	(7)	(19)	18	—	(8)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	171	(102)	100	1	170
Income tax benefit (expense)	(5)	1	(45)	—	(49)

	166	(101)	55	1	121
Minority interests — net of tax	—	—	(33)	—	(33)
Equity in net earnings (loss) of associated companies — net of tax	(77)	50	1	27	1

Net earnings (loss) before cumulative effect of accounting change	89	(51)	23	28	89
Cumulative effect of accounting change — net of tax	—	—	—	—	—

Net earnings (loss)	89	(51)	23	28	89
Dividends on preferred shares	10	—	—	—	10

Net earnings (loss) applicable to common shares	$79	$(51)	$23	$28	$79

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Revenues	$915	$1,329	$1,436	$(754)	$2,926
Cost of revenues	542	1,083	940	(754)	1,811

Gross profit	373	246	496	—	1,115
Selling, general and administrative expense	147	217	224	—	588
Research and development expense	231	161	78	—	470
Amortization of intangible assets	—	1	7	—	8
Special charges	10	4	7	—	21
Loss (gain) on sale of businesses and assets	1	1	(17)	—	(15)

Operating earnings (loss)	(16)	(138)	197	—	43
Other income (expense) — net	43	9	16	(11)	57
Interest expense
Long-term debt	(53)	(4)	(5)	—	(62)
Other	6	(31)	17	2	(6)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(20)	(164)	225	(9)	32
Income tax benefit (expense)	3	(3)	(15)	—	(15)

	(17)	(167)	210	(9)	17
Minority interests — net of tax	—	—	—	—	—
Equity in net earnings (loss) of associated companies — net of tax	34	2	(1)	(35)	—

Net earnings (loss) before cumulative effect of accounting change	17	(165)	209	(44)	17
Cumulative effect of accounting change — net of tax	—	—	—	—	—
Net earnings (loss)	17	(165)	209	(44)	17
Dividends on preferred shares	12	—	—	—	12

Net earnings (loss) applicable to common shares	$5	$(165)	$209	$(44)	$5

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Revenues	$2,334	$3,489	$3,694	$(1,767)	$7,750
Cost of revenues	1,380	2,414	2,495	(1,767)	4,522

Gross profit	954	1,075	1,199	—	3,228
Selling, general and administrative expense	413	621	775	—	1,809
Research and development expense	619	495	122	—	1,236
Amortization of intangible assets	—	6	31	—	37
Special charges	15	61	96	—	172
Loss (gain) on sale of businesses and assets	3	2	(13)	—	(8)

Operating earnings (loss)	(96)	(110)	188	—	(18)
Other income (expense) — net	298	(100)	182	(2)	378
Interest expense
Long-term debt	(168)	(8)	(22)	—	(198)
Other	3	(59)	51	(14)	(19)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	37	(277)	399	(16)	143
Income tax benefit (expense)	4	—	(77)	—	(73)

	41	(277)	322	(16)	70
Minority interests — net of tax	—	—	(46)	—	(46)
Equity in net earnings (loss) of associated companies — net of tax	(15)	100	3	(86)	2

Net earnings (loss) before cumulative effect of accounting change	26	(177)	279	(102)	26
Cumulative effect of accounting change — net of tax	—	—	—	—	—

Net earnings (loss)	26	(177)	279	(102)	26
Dividends on preferred shares	30	—	—	—	30

Net earnings (loss) applicable to common shares	$(4)	$(177)	$279	$(102)	$(4)

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Revenues	$2,221	$3,723	$4,155	$(2,003)	$8,096
Cost of revenues	1,464	2,608	2,918	(2,003)	4,987

Gross profit	757	1,115	1,237	—	3,109
Selling, general and administrative expense	382	674	748	—	1,804
Research and development expense	653	502	283	—	1,438
Amortization of intangible assets	—	2	17	—	19
In-process research and development expense	—	16	—	—	16
Special charges	22	35	18	—	75
Gain on sale of businesses and assets	(5)	(13)	(24)	—	(42)

Operating earnings (loss)	(295)	(101)	195	—	(201)
Other income (expense) — net	114	32	32	(1)	177
Interest expense
Long-term debt	(70)	(34)	(19)	—	(123)
Other	(31)	(56)	53	5	(29)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(282)	(159)	261	4	(176)
Income tax benefit (expense)	9	(5)	(73)	—	(69)

	(273)	(164)	188	4	(245)
Minority interests — net of tax	—	—	28	—	28
Equity in net earnings (loss) of associated companies — net of tax	60	(16)	(2)	(46)	(4)

Net earnings (loss) before cumulative effect of accounting change	(213)	(180)	214	(42)	(221)
Cumulative effect of accounting change — net of tax	1	5	3	—	9

Net earnings (loss)	(212)	(175)	217	(42)	(212)
Dividends on preferred shares	29	—	—	—	29
Net earnings (loss) applicable to common shares	$(241)	$(175)	$217	$(42)	$(241)

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$312	$846	$1,965	$—	$3,123
Restricted cash and cash equivalents	30	6	18	—	54
Accounts receivable — net	2,463	1,857	5,430	(6,147)	3,603
Inventories — net	97	555	1,442	—	2,094
Deferred income taxes — net	53	321	98	—	472
Other current assets	126	122	358	(7)	599

Total current assets	3,081	3,707	9,311	(6,154)	9,945
Investments	6,787	4,909	2,779	(14,275)	200
Plant and equipment — net	518	416	597	—	1,531
Goodwill	—	1,877	482	—	2,359
Intangible assets — net	13	35	176	—	224
Deferred income taxes — net	2,149	1,242	591	—	3,982
Other assets	132	138	269	(16)	523

Total assets	$12,680	$12,324	$14,205	$(20,445)	$18,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$2,323	$2,532	$2,392	$(6,147)	$1,100
Payroll and benefit-related liabilities	110	206	245	—	561
Contractual liabilities	13	49	204	—	266
Restructuring liabilities	8	49	64	—	121
Other accrued liabilities	429	1,242	2,037	(7)	3,701
Long-term debt due within one year	1	12	9	—	22

Total current liabilities	2,884	4,090	4,951	(6,154)	5,771
Long-term debt	2,225	96	328	—	2,649
Deferred income taxes — net	—	—	16	—	16
Other liabilities	1,419	929	1,558	(16)	3,890

Total liabilities	6,528	5,115	6,853	(6,170)	12,326

Minority interests in subsidiary companies	—	—	286	—	286
Shareholders’ equity	6,152	7,209	7,066	(14,275)	6,152

Total liabilities and shareholders’ equity	$12,680	$12,324	$14,205	$(20,445)	$18,764

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Balance Sheets as of December 31, 2006 (audited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$626	$1,145	$1,716	$—	$3,487
Restricted cash and cash equivalents	18	19	50	(43)	44
Accounts receivable — net	—	3,081	12,225	(11,597)	3,709
Inventories — net	145	547	1,311	(14)	1,989
Deferred income taxes — net	45	225	6	—	276
Other current assets	128	110	274	—	512

Total current assets	962	5,127	15,582	(11,654)	10,017
Investments	6,629	5,239	3,266	(14,930)	204
Plant and equipment — net	490	446	590	—	1,526
Goodwill	—	1,878	473	—	2,351
Intangible assets — net	—	45	196	—	241
Deferred income taxes — net	1,847	1,338	678	—	3,863
Other assets	246	364	725	(655)	680

Total assets	$10,174	$14,437	$21,510	$(27,239)	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$8	$3,763	$8,950	$(11,597)	$1,124
Payroll and benefit-related liabilities	114	259	264	—	637
Contractual liabilities	11	59	173	—	243
Restructuring liabilities	10	52	35	—	97
Other accrued liabilities	529	1,312	1,915	—	3,756
Long-term debt due within one year	1	9	8	—	18

Total current liabilities	673	5,454	11,345	(11,597)	5,875
Long-term debt	2,218	102	326	—	2,646
Deferred income taxes — net	—	—	97	—	97
Other liabilities	1,390	1,219	2,174	(655)	4,128

Total liabilities	4,281	6,775	13,942	(12,252)	12,746

Minority interests in subsidiary companies	—	—	243	—	243
Shareholders’ equity	5,893	7,662	7,325	(14,987)	5,893

Total liabilities and shareholders’ equity	$10,174	$14,437	$21,510	$(27,239)	$18,882

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss)	$26	$(177)	$279	$(102)	$26
Adjustment to reconcile to net earnings (loss)	(304)	(86)	39	102	(249)

Net cash from (used in) operating activities	(278)	(263)	318	—	(223)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(44)	(37)	(59)	—	(140)
Proceeds on disposals of plant and equipment	58	5	26	—	89
Change in restricted cash and cash equivalents	4	(4)	(10)	—	(10)
Acquisitions of investments and businesses — net of cash acquired	(4)	(4)	(73)	—	(81)
Proceeds on sale of investments and businesses and assets	(66)	10	27	—	(29)

Net cash used in investing activities	(52)	(30)	(89)	—	(171)

Cash flows used in financing activities
Dividends paid	(35)	—	—	—	(35)
Increase in notes payable	—	—	47	—	47
Decrease in notes payable	—	—	(52)	—	(52)
Decrease in capital leases payable	(3)	(6)	(9)	—	(18)

Net cash used in financing activities	(38)	(6)	(14)	—	(58)

Effect of foreign exchange rate changes on cash and cash equivalents	54	—	34	—	88

Net increase (decrease) in cash and cash equivalents	(314)	(299)	249	—	(364)
Cash and cash equivalents at beginning of period	626	1,145	1,716	—	3,487

Cash and cash equivalents at end of period	$312	$846	$1,965	$—	$3,123

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
(Millions of U.S. Dollars)	Limited	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows from (used in) operating activities
Net earnings (loss)	$(212)	$(175)	$217	$(42)	$(212)
Adjustment to reconcile to net earnings (loss)	(758)	82	52	42	(582)

Net cash from (used in) operating activities	(970)	(93)	269	—	(794)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(71)	(86)	(103)	—	(260)
Proceeds on disposals of plant and equipment	88	—	37	—	125
Change in restricted cash and cash equivalents	36	(2)	4	—	38
Acquisitions of investments and businesses — net of cash acquired	—	(103)	(31)	—	(134)
Proceeds on sale of investments and businesses and assets	162	14	20	—	196

Net cash from (used in) investing activities	215	(177)	(73)	—	(35)

Cash flows from (used in) financing activities
Dividends paid	(46)	—	—	—	(46)
Increase in notes payable	—	—	88	—	88
Decrease in notes payable	—	—	(75)	—	(75)
Increase in loan payable	2,000	1,300	—	—	3,300
Repayments of long-term debt	(1,275)	(1,300)	(150)	—	(2,725)
Debt issuance costs	(42)	—	—	—	(42)
Decrease in capital leases payable	(4)	(6)	(2)	—	(12)

Net cash from (used in) financing activities	633	(6)	(139)	—	488

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	59	—	59

Net increase (decrease) in cash and cash equivalents	(122)	(276)	116	—	(282)
Cash and cash equivalents at beginning of period	245	1,201	1,430	—	2,876

Cash and cash equivalents at end of period	$123	$925	$1,546	$—	$2,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report, our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Annual Report, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, or the 2007 First Quarter Report and 2007 Second Quarter Report, respectively, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

Our four reportable segments are: Carrier Networks, or CN, Enterprise Solutions, or ES, Global Services, or GS, and Metro Ethernet Networks, or MEN. Until the first quarter of 2007, CN was named Mobility and Converged Core Networks segment. The CN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices and also offers circuit- and packet-based voice switching products that provide traditional, full featured voice services as well as internet-based voice and multimedia communication services to telephone companies, wireless service providers, cable operators and other service providers. Increasingly, CN addresses customers who want to provide service across both wireless and wired devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and to transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multimedia communications services.

Beginning the first quarter of 2007, revenues from network implementation services consisting of network planning, engineering, installation and project management services bundled in customer contracts and previously included with sales in each of CN, ES and MEN have now been reallocated to our GS segment for management reporting purposes. The segments are discussed below. The amounts reallocated to the GS segment have been based primarily on the stated value of the services in the respective bundled customer arrangements. We have recast our first, second and third quarter 2006 segment information to reflect these changes in our reportable segments.

How We Measure Business Performance

Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measures used by the CEO are operating margin and management earnings (loss) before income taxes, or Management EBT. Operating margin is a non-Generally Accepted Accounting Principles in United States, or non-GAAP, measure defined as gross profit less selling, general and administrative, or SG&A, and R&D expenses. Operating margin percentage is a non-GAAP measure defined as operating margin divided by revenue. Management EBT is a non-GAAP measure defined as operating margin less interest expense, other income (expense) — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance and supplemental information used by management in its financial and operational decision making. These non-GAAP measures may also facilitate comparisons to our historical performance and our competitors’ operating results.

These non-GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our financial statements prepared in accordance with GAAP. These measures may not be synonymous to similar measurement terms used by other companies.

Third Quarter Financial Highlights

The following is a summary of our third quarter and first nine months of 2007 financial highlights:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenues	$2,705	$2,926	$(221)	(8)	$7,750	$8,096	$(346)	(4)
Gross profit	1,176	1,115	61	5	3,228	3,109	119	4
Gross margin %	43.4%	38.1%		5.3 points	41.6%	38.4%		3.2 points
Selling, general and administrative expense	613	588	25	4	1,809	1,804	5	0
Research and development expense	412	470	(58)	(12)	1,236	1,438	(202)	(14)

Operating margin	151	57	94	165	183	(133)	316
Operating margin %	5.6%	1.9%		3.7 points	2.4%	(1.6%)		4.0 points
Interest expense	78	68	10	15	217	152	65	43
Other income — net	(168)	(57)	(111)		(378)	(177)	(201)
Minority interest — net of tax	33	—	33		46	(28)	74
Equity in net earnings (loss) of associated companies — net of tax	(1)	—	(1)		(2)	4	(6)	(150)

Management EBT	209	46	163	350	300	(84)	384
Amortization of intangibles	12	8	4	50	37	19	18	95
In-process research and development expense	—	—	—		—	16	(16)	(100)
Special charges	56	21	35	167	172	75	97	129
Loss (gain) on sales of businesses and assets	3	(15)	18		(8)	(42)	34
Income tax expense	49	15	34	227	73	69	4	6

Net earnings (loss) before cumulative effect of accounting change	$89	$17	72		$26	$(221)	247

As discussed below under “Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters”, we restated our consolidated financial statements for the first, second and third quarters of 2006. For additional information see note 3, “Restatement of previously issued financial statements” to the accompanying unaudited condensed consolidated financial statements, the 2006 Annual Report, the 2007 First Quarter Report and the 2007 Second Quarter Report.

Q3 2007 vs. Q3 2006

•	Revenues decreased 8% to $2,705: Revenues decreased in the third quarter of 2007 compared to the third quarter of 2006 in the CN and MEN segments, partially offset by an increase in the ES segment. From a geographic perspective, the decrease was driven by Europe, Middle East and Africa, or EMEA, the U.S. and Canada, partially offset by increases in Asia, and Caribbean and Latin America, or CALA, regions. The revenue decline was primarily attributable to declines in CN related to the divestiture of certain assets and liabilities of our Universal Mobile Telecommunications System, or UMTS, Access business in the fourth quarter of 2006, lower revenues related to our Evolution-Data Optimized Revision A, or EV-DO Rev A, solutions and shipment delays. The decrease in revenue from the MEN segment was primarily due to lower deferred revenues recognized in 2007 compared to the amount recognized in the third quarter of 2006. The decline in GS was attributable to the lost revenues due to the UMTS Access divestiture. These decreases were partially offset by increases in ES due to the recognition of previously deferred revenues, as a result of the completion or elimination of customer deliverable obligations for certain products.

•	Gross margin increased 5.3 percentage points to 43.4%: The increase was primarily driven by continued improvements in our cost structure, most significantly in the CN segment. The increase in the CN segment was primarily due to improved product mix primarily related to Code Division Multiple Access, or CDMA, and Global System for Mobile Communication, or GSM, Access.

•	Operating margin increased by $94 to $151: The increase was primarily due to increased gross profit and decreased R&D expenses resulting from the continued momentum of our business transformation cost reduction initiatives, and a decrease in employee-related expenses as a result of the UMTS Access divestiture. The impact of foreign exchange on operating margin was minimal, as favorable impact on revenues was largely offset by unfavorable impact on cost of revenues, SG&A and R&D.

•	Management EBT increased by $163 to $209: The increase in Management EBT was driven primarily by increases in the CN, ES, GS and Other segments, partially offset by a decrease in the MEN segment.

•	Net earnings (loss) before cumulative effect of accounting change increased $72 to earnings of $89 from earnings of $17: The increase was driven by higher gross profit and lower R&D expense, partially offset by higher SG&A expense and special charges.

•	Cash and cash equivalents decreased from $4,465 at June 30, 2007 to $3,123 at September 30, 2007: The decrease in cash and cash equivalents was primarily driven by repayment of debt to NNC for redemption of NNC’s 4.25% $1,800 convertible notes due 2008, or 4.25% Notes due 2008, net cash used in investing activities was $109 and net cash used in financing activities was $19. This decrease was partially offset by a net positive impact from foreign exchange of $46.

First nine months of 2007 vs. first nine months of 2006

•	Revenues decreased 4% to $7,750: Revenues decreased in the first nine months of 2007 compared to the first nine months of 2006 in the CN, GS and MEN segments, partially offset by an increase in the ES segment. From a geographic perspective, the decrease was driven by the EMEA and U.S. regions, partially offset by increases in the Asia, CALA, and Canada regions. The revenue decline was primarily attributable to declines in CN related to the divestiture of our UMTS Access business. Revenue declines in the GS segment were also attributable to the UMTS Access divestiture, while declines in MEN were primarily driven by recognition of less deferred revenues in the first nine months of 2007 compared to the first nine months of 2006. These decreases were partially offset by increases in ES due to the recognition of previously deferred revenues, as a result of the completion or elimination of customer deliverable obligations for certain products.

•	Gross margin increased 3.2 percentage points to 41.6%: The increase was primarily due to a change in geographical mix resulting in a greater proportion of our revenues from the U.S. and Canada regions, while the EMEA region saw a decline as a result of the divestiture of our UMTS Access business. Additionally, an improved cost structure, particularly in the CN segment and primarily related to CDMA, GSM Access and Converged Multimedia Networks Voice over Internet Protocol, or CMN — VoIP, contributed to the gross margin increase.

•	Operating margin increased by $316 to $183: The increase was primarily due to increased gross profit as a result of increased gross margin and decreased R&D expenses as a result of the continued momentum of our business transformation cost reduction initiatives, and headcount reductions as a result of the UMTS Access divestiture. These cost reductions were partially offset by an increase in special charges. The impact of foreign exchange on operating margin was minimal, as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.

•	Management EBT increased by $384 to earnings of $300: The increase in Management EBT was driven primarily by increases in the CN, ES and Other segments, partially offset by decreases in the MEN and GS segments. The CN and GS segments continued to be significantly more profitable than ES and MEN.

•	Net earnings (loss) before cumulative effect of accounting change increased $247 to a net earnings of $26 from loss of $221: The increase was driven by higher gross profit and lower R&D expense, partially offset by special charges.

•	Cash and cash equivalents decreased from $3,487 at December 31, 2006 to $3,123 at September 30, 2007: The decrease in cash was primarily due to cash used in operating activities of $223, cash used in investing activities of $171 and cash used in financing activities of $58, partially offset by net positive impacts from foreign exchange of $88.

Significant Business Developments

Business Transformation Initiatives

On February 7, 2007, we outlined the next steps of our Business Transformation plan with the announcement of a work plan to implement a net reduction of approximately 2,900 positions, or the 2007 Restructuring Plan. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio. Upon completion, the 2007 Restructuring Plan is expected to result in annual gross savings of approximately $400, with approximately half of these annual gross savings expected to be realized in 2007. We expect a portion of these savings to be reinvested in the growth areas of our business.

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

Convertible Notes Offering

On March 28, 2007, NNC completed an offering of convertible senior notes, or the Convertible Notes, in an aggregate principal amount of $1,150. On September 28, 2007, NNC used net proceeds from this offering to redeem at par $1,125 principal amount of its 4.25% Notes due 2008, plus accrued and unpaid interest.

Appointment of KPMG LLP

On May 2, 2007, the appointment of KPMG LLP as our principal independent public accountants beginning with fiscal 2007 was approved by our shareholders at our Annual and Special Meeting of Shareholders. KPMG LLP was also appointed as the principal independent public accountants for NNC, on the same date.

Appointment of Paviter Binning as Executive Vice-President and Chief Financial Officer

On October 1, 2007, NNC announced the appointment of Paviter S. Binning as Executive Vice President and Chief Financial Officer, or CFO, effective November 12, 2007. Mr. Binning is a senior executive with more than 25 years of financial experience, including chief financial officer positions at Hanson PLC and Marconi PLC. Mr. Binning has also been appointed our Executive Vice President and CFO effective the same date.

Restatements; Remedial Measures and the Elimination of Material Weaknesses; Related Matters

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

As part of these remedial measures and to compensate for the unremediated material weaknesses in our internal control over financial reporting, we undertook intensive efforts in 2005 to enhance our controls and procedures relating to the recognition of revenue. As a result, we effected a further restatement of our consolidated financial statements, or the Third Restatement, for the years ended December 31, 2004 and 2005, and for the fiscal quarters ended March 31, June 30 and September 30, 2005, in May 2006. For information relating to these prior restatements and control deficiencies that resulted in previously reported material weaknesses, please see the Controls and Procedures section of our 2003, 2004 and 2005 Annual Reports on Form 10-K.

During 2006, we continued to build on the remedial actions in 2004 and 2005 and implemented significant changes to our internal control over financial reporting and continued to develop and implement remedial measures to address unremedied material weaknesses, as well as to implement the recommendations for remedial measures in the Independent Review Summary. As at December 31, 2006, we concluded that these measures resulted in the elimination of the five material weaknesses, with the exception of the deficiencies that comprise the following revenue-related material weakness as at December 31, 2006, which is further described in the Controls and Procedures section of this report:

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

The following table summarizes the adjustments from the most recent restatement for the three and nine months ended September 30, 2006:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2006
		Cost of			Cost of
	Revenues	Revenues	Net Earnings (Loss)	Revenues	Revenues	Net Loss

As previously reported	$2,955	$1,838	$(14)	$8,081	$4,989	$(209)
Adjustments:
Pension and post-retirement errors	—	1	(2)	—	7	(18)
Revenue recognition errors	(29)	(4)	(22)	15	(6)	17
Other errors	—	(24)	55	—	(3)	(2)

As restated	$2,926	$1,811	$17	$8,096	$4,987	$(212)

Regulatory Actions

In May 2007, we and NNC entered into a settlement agreement with the Staff of the Ontario Securities Commission, or OSC, in connection with its investigation into prior accounting practices that led to certain restatements of our and NNC’s financial results. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC with respect to Nortel. Under the terms of the OSC order, we and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, our progress in implementing our remediation plan. This reporting requirement began following the filing of the 2007 Second Quarter Report and will end upon the earlier of the elimination of our remaining material weakness relating to revenue recognition and the completion of our remediation plan. The OSC order did not impose any administrative penalty or fine. However, we have made a payment to the OSC in the amount of CAD$1 million as a contribution toward the cost of its investigation.

We and NNC had been under investigation by the SEC since April 2004 in connection with previous restatements of our consolidated financial statements. On October 15, 2007, we announced that we and NNC reached a settlement on all issues with the SEC in connection with the investigation. As part of the settlement, NNC agreed to pay a civil penalty of $35 and a disgorgement in the amount of one U.S. dollar and we and NNC consented to be restrained and enjoined from future violations of the antifraud, reporting, books and records and internal control provisions of U.S. federal securities laws. Further, we and NNC will also provide to the SEC quarterly written reports, beginning following the filing of this report, detailing our progress in implementing our remediation plan and actions to address our remaining material weakness relating to revenue recognition.

In addition, we have received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District

of Texas, Dallas Division. Further, a criminal investigation into our financial accounting and reporting by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is ongoing. We will continue to cooperate fully with all authorities in connection with these investigations and reviews.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

United States	$1,159	$1,304	$(145)	(11)	$3,546	$3,577	$(31)	(1)
EMEA	665	825	(160)	(19)	1,921	2,345	(424)	(18)
Canada	204	228	(24)	(11)	555	535	20	4
Asia	537	432	105	24	1,255	1,192	63	5
CALA	140	137	3	2	473	447	26	6

Consolidated	$2,705	$2,926	$(221)	(8)	$7,750	$8,096	$(346)	(4)

Q3 2007 vs. Q3 2006

Revenues decreased to $2,705 in the third quarter of 2007 from $2,926 in the third quarter of 2006, a decrease of $221 or 8%. The decline was the result of lower revenues in EMEA, the U.S. and Canada, partially offset by increased revenues in Asia. Revenues decreased in EMEA primarily due to the UMTS Access divestiture in the fourth quarter of 2006 and in the U.S. and Canada primarily due to shipment delays and lower revenues related to our EV-DO Rev A solutions. These revenue declines were partially offset by strong growth in CDMA solutions in LG-Nortel and increased revenues in CALA. In the third quarter of 2007, as a result of a transition of a CDMA manufacturing center, Nortel encountered some difficulty in fulfilling certain customer orders resulting in the deferral of approximately $50 in revenues.

Revenues decreased by $160 in EMEA compared to 2006, driven by decreases in the CN, GS and MEN segments, partially offset by an increase in the ES segment. The decline in the CN segment of $154 was primarily due to a $121 decrease in UMTS solutions as a result of the UMTS Access divestiture, and declines in CDMA solutions of $41. This decline was partially offset by an increase in demand in GSM Access and Voice Core. GS contributed $28 to the decline, also due to the UMTS Access divestiture. The decrease in MEN was driven by a decline in data networking and security solutions of $40 due to recognition of deferred revenue in the third quarter of 2006 as a result of the completion of certain customer contract deliverables not repeated in the third quarter of 2007, partially offset by a volume increase in optical networking solutions of $13. The offsetting increase in ES was due to the increase in circuit and packet voice solutions of $50 as a result of certain supply chain delays resulting from difficulty in obtaining components required to meet the European Union Restrictions on Hazardous Substances, or RoHS, standards in the third quarter of 2006 that were not present in the third quarter of 2007.

Revenues decreased by $145 in the U.S. compared to 2006, driven primarily by decreases in our CN segment, partially offset by an increase in the MEN segment revenues. The decrease in CN of $163 was due to declines in our CDMA solutions and circuit and packet solutions businesses. The decline in the CDMA solutions business was the result of lower revenues due to shipment delays arising from supply chain issues and lower demand for EV-DO Rev A. The decline in circuit and packet solutions revenues was due to a one-time recognition of previously deferred revenues in the third quarter of 2006 not repeated in 2007 and a decline in legacy Time-Division Multiplexing, or TDM, demand. This decrease was partially offset by the increase in revenues in the MEN segment of $41, driven by the increase in optical networking solutions volumes as compared to the third quarter of 2006.

Revenues decreased in Canada by $24, primarily driven by reduced revenues in CN. The decrease in CN revenue was due to a decrease in the CDMA solutions business of $53, primarily as a result of lower EV-DO Rev A sales, partially offset by an increase in circuit and packet voice solutions of $15 due to revenue recognized due to renegotiation of certain customer contracts in the third quarter of 2007.

Revenues increased in Asia by $105 compared to 2006, driven by increases in the CN, ES and GS segments, partially offset by decrease in MEN. The increase in CN was mainly due to an increase in CDMA solutions of $117, partially offset by a decline in GSM and UMTS solutions of $16. The increase in CDMA solutions was due to increased volume sold through LG-Nortel. The ES increase was mainly due to an increase in revenues from data networking and security solutions of $62 primarily as a result of recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products. The revenue increase in GS of $19 was due to our meeting key milestones in connection with two contracts related to network implementation services. The offsetting decrease in MEN was primarily due to lower revenues from the optical networking solutions business of $63 predominantly due to the recognition of deferred revenues in the third quarter of 2006 as a result of the completion of certain customer contract deliverables not repeated in the third quarter of 2007.

Revenues increased in CALA by $3, due to increase in GS and ES revenues, partially offset by a decrease in MEN revenues.

First nine months of 2007 vs. first nine months of 2006

Revenues decreased to $7,750 in the first nine months of 2007 from $8,096 in the first nine months of 2006, a decrease of $346 or 4%, primarily due to a decline in EMEA revenues as a result of the UMTS Access divestiture in the fourth quarter of 2006. Revenues decreased in the U.S. primarily due to reduced legacy TDM demand. These revenue decreases were partially offset by increases in revenues in Asia, CALA and Canada.

Revenues decreased by $424 in EMEA during the first nine months of 2007 compared to first nine months of 2006. The decline was due to lower revenues in the CN, GS and MEN segments, partially offset by increased revenues in the ES segment. The decrease in CN segment revenues was primarily due to lower revenues from the GSM and UMTS solutions and CDMA solutions businesses. The GSM and UMTS solutions business had a decrease in revenues of $356 as a result of the UMTS Access divestiture and a decline in demand for Voice and Packet GU Core, partially offset by increased demand in GSM Access. The CDMA solutions business had a decline of $72 due to the completion of projects in 2006 and the recognition of previously deferred revenues recorded in 2006 that were not repeated in 2007. Revenues from the GS segment declined by $145, also as a result of the UMTS Access divestiture and lower sales volumes. The decreased revenues in MEN were driven by a decline in the data networking and security solutions business of $95 primarily due to the recognition of previously deferred multi-service switch revenues in the first nine months of 2006, which was not repeated in the first nine months of 2007. The decrease in MEN was partially offset by an increase in the optical networking solutions business revenues of $72 due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the third quarter of 2007 of $45 as well as increased volume of $26. The increase in ES segment revenues was due to increased revenues in the data networking and security solutions and circuit and packet voice solutions businesses. The revenues in the data networking and solutions business increased by $74 as a result of volume increases and the recognition of previously deferred revenues due to the completion or elimination of customer deliverable obligations for certain products. The increase in revenues in the circuit and packet voice solutions business of $100 was primarily a result of certain supply chain delays resulting from difficulty in obtaining components required to meet RoHS standards in the first nine months of 2006 that were not present in the first nine months of 2007.

Revenues decreased by $31 in the U.S. during the first nine months of 2007 compared to the first nine months of 2006. The decline was primarily due to decreased revenues in the CN and Other segments, partially offset by increased revenues in the MEN and ES segments. The decrease in CN of $185 was primarily due to a decrease in the circuit and packet voice solutions and GSM and UMTS solutions businesses. The decline in the circuit and packet voice solutions business was driven by a one-time recognition of previously deferred revenues in the third quarter of 2006 not repeated in 2007 and a decline in legacy TDM demand. The GSM and UMTS solutions business decrease of $95 was driven by customers focusing on their UMTS Access build-out versus GSM Access or GU Core. The decrease in Other related to the delay in issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. government. The increase in revenues in the MEN segment was due to the increase in the optical networking solutions business of $64 and data networking and security solutions business of $36. The increase in data networking and security solutions is due to recognition of previously deferred revenue in 2007 as a result of the completion of certain contract deliverables resulting from the termination of a supplier agreement, partially offset by volume decreases and a decline in the multi switch/service edge router market. The increase in ES segment revenues was due to an increase in data networking and security solutions business of $55 and the circuit and packet voice solutions business of $12.

Revenues increased by $63 in Asia in the first nine months of 2007 compared to the first nine months of 2006, driven primarily by increased revenues in the CN and ES segments, partially offset by a decrease in MEN segment revenues. The increase in CN revenues was due to an increase in the CDMA solutions business of $130 as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings. This increase was partially offset by the decreases in the circuit and packet voice solutions and GSM and UMTS solutions businesses due to recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the third quarter of 2006 that were not repeated in 2007. The increase in ES revenues was attributable to an increase in the data networking and security solutions business of $69 primarily as a result of recognition of previously deferred revenue due to completion or elimination of customer deliverable obligations for certain products and an increase in circuit and packet voice solutions business of $18 due to strong performance from LG-Nortel. The decrease in revenues in the MEN segment was primarily due to the recognition of previously deferred revenues in the first nine months of 2006 that was not repeated in the first nine months of 2007.

Revenues increased by $26 in CALA. The increase in CALA was due to increased revenues in the MEN and ES segments, partially offset by a decrease in revenues in the CN segment. The increase in MEN was primarily due to an increase in the optical networking solutions business of $26, while ES revenues increased due to increased revenues in the circuit and packet voice solutions business of $13. This increase was partially offset by a decrease in CN due to decline in the CDMA solutions business of $18, due to the recognition of previously deferred revenues in 2006 and not repeated in 2007.

Gross Margin

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Gross profit	$1,176	$1,115	$61	5	$3,228	$3,109	$119	4
Gross margin	43.4%	38.1%		5.3 points	41.6%	38.4%		3.2 points

Q3 2007 vs. Q3 2006

Gross margin increased to 43.4% in the third quarter of 2007 compared to 38.1% in the third quarter of 2006, an increase of 5.3 percentage points. The change in the third quarter is primarily driven by continued improvements in our cost structure. These improvements resulted in an increase in gross margin of 3.9 percentage points. In the third quarter of 2007 compared to the third quarter of 2006, we experienced a geographical mix change resulting in a greater proportion of our revenues from the Asia region, while the EMEA region saw a decline as a result of the divestiture of the UMTS Access business. Cost structure improvements were within all segments, particularly with the CN segment primarily related to CDMA and GSM Access. The increase in gross margin was partially offset by volume price erosion especially in EMEA and Asia.

First nine months of 2007 vs. first nine months of 2006

Gross margin increased to 41.6% in the first nine months of 2007 compared to 38.4% in the first nine months of 2006, an increase of 3.2 percentage points. Historically, our gross margins have been lower in the Asia and EMEA regions than in Canada and the U.S., primarily due to competitive pressures, product and customer mix. In the first nine months of 2007 compared to the first nine months of 2006, we experienced a geographical mix change resulting in a greater proportion of our revenues from the U.S. and Canada regions while the EMEA region saw a decline as a result of the divestiture of our UMTS Access business. In the first nine months of 2007, the change in geographical mix and continued improvements in our cost structure resulted in an increase in gross margin of 2.4 percentage points. Our cost structure improved within all segments, and particularly the CN segment primarily related to CDMA, GSM Access and CMN — VoIP.

Operating Margin

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Operating margin	$151	$57	$94	165	$183	$(133)	$316
Operating margin as a percentage of revenue	5.6%	1.9%		3.7 points	2.4%	(1.6%)		4.0 points

Q3 2007 vs. Q3 2006

Operating margin increased from $57 in the third quarter of 2006 to $151 in the third quarter of 2007, an increase of $94. Operating margin as a percentage of revenue increased by 3.7 percentage points in the third quarter of 2007 compared to the third quarter of 2006. The increase in operating margin was primarily the result of increases in gross profit and a decrease in R&D expense and cost savings of approximately $77 resulted from the UMTS Access divestiture due to decreases in employee-related expenses and cost savings of $11 resulted from lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by an increase in charges incurred in relation to our employee compensation plans. The impact of foreign exchange on operating margin was minimal as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.

First nine months of 2007 vs. first nine months of 2006

Operating margin increased from a loss of $133 in the first nine months of 2006 to earnings of $183 in the first nine months of 2007, an increase of $316. Operating margin as a percentage of revenue increased by 4.0 percentage points in the first nine months of 2007 compared to the first nine months of 2006. The increase in operating margin was primarily the result of increases in gross profit and a decrease in R&D expense. Cost savings of approximately $214 resulted from the UMTS Access divestiture due to decreases in employee-related expenses and cost savings of $25 resulting from lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by an increase in charges incurred in relation to our employee compensation plans. The impact of foreign exchange on operating margin was minimal, as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

2007 Restructuring Plan	$36	$—	$36		$144	$—	$144
2006 Restructuring Plan	13	4	9	225	18	50	(32)	(64)
2004 Restructuring Plan	3	12	(9)	(75)	5	16	(11)	(69)
2001 Restructuring Plan	4	5	(1)	(20)	5	9	(4)	(44)

Total special charges	$56	$21	$35	167	$172	$75	$97	129

2007 Restructuring Plan

In the first quarter of 2007, we outlined the next steps of our Business Transformation plan with the announcement of the 2007 Restructuring Plan. The plan includes a net reduction of approximately 2,900 positions plus a shift of approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio by approximately 500,000 square feet by the end of 2007. We originally estimated the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan would be approximately $390 and $370, respectively. As a result of higher voluntary terminations and redeployment of employees, we now expect total charges to earnings and cash outlays to be approximately $350 and $330, respectively, to be incurred in fiscal 2007 and 2008. We expect to incur charges of approximately $350, with approximately $260 related to the workforce reductions and approximately $90 related to the real estate actions. Cash expenditures are currently estimated to be approximately $330, of which $62 were incurred in the first nine months of 2007. Cash expenditures are expected to be incurred generally in the same timeframe as the charges are incurred. Upon completion, these actions are expected to deliver approximately $400 in annual savings, with approximately half of these annual savings expected to be realized in 2007. We recorded special charges of $144, of which $112 related to workforce reductions, $28 related to the real estate initiatives and $4 related to asset write downs.

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes workforce reductions of approximately 1,900 employees as well as the creation of approximately 800 new positions to be located in our Operations Centers of Excellence in Turkey and Mexico. The workforce reductions spanned all of our segments and were expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada. We currently estimate the actual workforce reduction to be 1,750 positions compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. We originally estimated the total charges to earnings and cash associated with the 2006 Restructuring Plan would be approximately $100, of which $86 was incurred during the period from the inception of the 2006 Restructuring Plan to September 30, 2007. We now expect the total charges to earnings and cash will be approximately $91, with the remaining charge to earnings of $5 expected to be incurred in the remainder of 2007. Annual savings from these actions were targeted to be approximately $100 in 2007 and approximately $175 by

2008 and we continue to expect to meet these targeted savings. From the inception of the 2006 Restructuring Plan to September 30, 2007, we have made total cash payments related to the 2006 Restructuring Plan of approximately $64 with the remaining cash costs expected to be incurred primarily in the remainder of 2007.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies, or the 2004 Restructuring Plan and the 2001 Restructuring Plan. Substantially all of the charges with respect to these workforce reductions have been incurred, and the remainder of the cash payments for ongoing lease costs is to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan. During the first nine months of 2007, the provision balance for contract settlement and lease costs was drawn down by cash payments of $8 for the 2004 Restructuring Plan, and $33 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the three and nine months ended September 30:

	2007	2006		2004		2001
	Restructuring	Restructuring		Restructuring		Restructuring
	Plan	Plan		Plan		Plan		Total
	2007	2007	2006	2007	2006	2007	2006	2007	2006

Special charges by segment:
Carrier Networks
Three months ended March 31	$45	$3	$—	$—	$1	$—	$2	$48	$3
Three months ended June 30	21	—	22	1	1	1	2	23	25
Three months ended September 30	20	3	3	2	5	3	4	28	12

	86	6	25	3	7	4	8	99	40
Enterprise
Three months ended March 31	11	1	—	—	1	—	—	12	1
Three months ended June 30	6	—	7	1	—	—	—	7	7
Three months ended September 30	5	2	—	1	2	1	1	9	3

	22	3	7	2	3	1	1	28	11
Metro Ethernet Networks
Three months ended March 31	15	1	—	—	1	—	—	16	1
Three months ended June 30	5	—	16	—	—	—	—	5	16
Three months ended September 30	4	1	1	—	5	—	—	5	6

	24	2	17	—	6	—	—	26	23
Global Services
Three months ended March 31	4	—	—	—	—	—	—	4	—
Three months ended June 30	1	—	1	—	—	—	—	1	1
Three months ended September 30	7	7	—	—	—	—	—	14	—

	12	7	1	—	—	—	—	19	1
Other
Three months ended March 31	—	—	—	—	—	—	—	—	—
Three months ended June 30	—	—	—	—	—	—	—	—	—
Three months ended September 30	—	—	—	—	—	—	—	—	—

	—	—	—	—	—	—	—	—	—
Total special charges	$144	$18	$50	$5	$16	$5	$9	$172	$75

Loss (Gain) on Sales of Businesses and Assets

We recorded a loss on sales of businesses and assets of $3 in the third quarter of 2007 and a gain of $8 in the first nine months of 2007, primarily due to gains of $12 related to the sale of a portion of LG-Nortel’s wireline business in the second quarter of 2007. This gain was partially offset by a loss of $6 related to the sale of the UMTS Access business to Alcatel-Lucent in the fourth quarter of 2006. We recorded a gain on sales of businesses and assets of $15 in the third quarter of 2006 and a gain of $42 in the first nine months of 2006, primarily due to gains of $23 related to the sale of our Bladeserver business and $18 related to the sale of our Brampton, Ontario, Canada facility in the first quarter of 2006, costs related to the divestiture of our manufacturing operations to Flextronics in the second quarter of 2006 of $7, as well as a gain of $16 related to sale of our Galway, Ireland facility in the third quarter of 2006, partially offset by a loss on write-off of certain fixed assets of $3.

Other Income — Net

The components of Other Income — net were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and dividend income	$61	$30	$183	$84
Loss on sales and write downs of investments	—	(7)	(5)	(6)
Currency exchange gains — net	70	—	140	16
Other — net	37	34	60	83

Other income — net	$168	$57	$378	$177

In the third quarter of 2007, other income — net was $168, which was primarily comprised of interest and dividend income from our short-term investments of $61, foreign exchange gains of $70, changes in fair value of derivative financial instruments that did not meet criteria for hedge accounting of $16, royalty income of $5 and sub-lease income of $3. Other income — net was $378 for the first nine months of 2007, which was primarily comprised of interest and dividend income from our short-term investments of $183, foreign exchange gains of $140, royalty income of $18, other than temporary impairment of $5 and sub-lease income of $15. The increase in currency exchange gains was driven by changes in foreign exchange rates, primarily of the Canadian Dollar and Euro against the U.S. Dollar.

In the third quarter of 2006, other income — net was $57, other than interest and dividend income above of $30, which included a gain of $23 related to changes in fair value of derivative financial instruments that did not meet criteria for hedge accounting and $6 related to the sub-lease of certain facilities, partially offset by expenses of $7 related to write down of an investment. Other income — net was $177 in the first nine months of 2006, which, other than interest and dividend income above of $84, primarily included a gain of $24 due to changes in fair value of derivative financial instruments that did not meet criteria for hedge accounting, a gain of $26 related to the sale of a note receivable from an investment and income of $16 related to the sub-lease of facilities, partially offset by expenses of $13 from the securitization of certain receivables.

Interest Expense

Interest expense increased by $10 and $65 in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006. The increase in the first nine months of 2007 was primarily due to higher debt levels, interest rates and borrowing costs on our debt as a result of the issuance of the $2,000 aggregate principal amount of senior notes due 2011, 2013 and 2016 in July 2006, or the July 2006 Notes.

Income Tax Expense

During the third quarter and the first nine months of 2007, we recorded a tax expense of $49 and $73 on pre-tax earnings of $170 and $143 before minority interests and equity in net earnings (loss) of associated companies, respectively. The tax expense of $73 is largely comprised of several significant items including $67 tax on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $33 tax relating to tax rate reductions enacted during the first nine months in EMEA and Asia, and other taxes of $12 primarily related to tax on preferred share dividends in Canada. This tax expense is partially offset by $22 benefit derived from various tax credits, primarily R&D-related incentives, and a $14 benefit in EMEA as a result of transfer pricing adjustments.

During the third quarter and the first nine months of 2006, we recorded a tax expense of $15 and $69 on pre-tax earnings of $32 and pre-tax loss of $176 before minority interests and equity in net earnings (loss) of associated companies, respectively. The tax expense of $69 is primarily related to the reduction of Nortel’s deferred tax assets and tax on profitable entities in Asia and Europe of $71, various corporate and minimum taxes including $11 tax on preferred share dividends in Canada partially offset by the benefit derived from various tax credits, primarily R&D-related incentives.

As of September 30, 2007, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions (Canada, the U.S., the U.K., and France). These loss carryforwards will serve to minimize our future cash income-related taxes.

We will continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with Statement of Financial Accounting Standards, “Accounting for Income Taxes”, or SFAS 109, which requires that a tax valuation allowance be established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Given the magnitude of our valuation allowance, future adjustments to this valuation allowance based on actual results could result in a significant adjustment to our effective tax rate. For additional information, see “Application of Critical Accounting Policies and Estimates — Tax Asset Valuation.”

Segment Information

Carrier Networks

The following table sets forth revenues and Management EBT for the CN segment:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
CDMA solutions	$592	$645	$(53)	(8)	$1,654	$1,580	$74	5
GSM and UMTS solutions	341	477	(136)	(29)	1,014	1,472	(458)	(31)
Circuit and packet voice solutions	147	215	(68)	(32)	479	618	(139)	(22)

Total Revenue	$1,080	$1,337	$(257)	(19)	$3,147	$3,670	$(523)	(14)

Management EBT	$145	$107	$38	36	$456	$247	$209	85

Q3 2007 vs. Q3 2006

CN revenues decreased to $1,080 in the third quarter of 2007 from $1,337 in the third quarter of 2006, a decrease of $257 or 19%. The decrease in the third quarter of 2007 was driven primarily by the UMTS Access divestiture in the fourth quarter of 2006 and a decline in demand for GSM Access, Packet GU Core products, and legacy-based TDM products in the circuit and packet voice solutions business, and in the CDMA solutions business.

CDMA solutions revenues decreased by $53 in the third quarter of 2007, as compared to the third quarter of 2006. Strong growth in sales in Asia, through our LG-Nortel subsidiary, of $117 was offset by declines in the U.S. and Canada. The decreases in the U.S. and Canada of $79 and $53, respectively, were primarily the result of lower EV-DO Rev A volumes, and the U.S. was also impacted by shipment delays arising from supply chain issues.

The decline in GSM and UMTS solutions revenues occurred across all regions. EMEA declined $104 primarily due to a $121 decrease in UMTS solutions as a result of the UMTS Access divestiture and a decline in demand for Packet GU Core, partially offset by increased demand in GSM Access and Voice Core. Asia declined $16 due to reduced project deployments compared to the third quarter of 2006 and reduced spending. U.S. declined $11 driven in part by reductions in GSM Access spending as customers increased their investment in UMTS.

The decrease in circuit and packet voice solutions of $68 was primarily due to a decline in U.S. revenues of $73, driven by one-time recognition of previously deferred revenues in the third quarter of 2006 not repeated in 2007, and a decline in the sale of legacy TDM products, and a decrease in EMEA revenues of $9 on lower third quarter 2007 spending. This was partially offset by an increase in Canada of $15 primarily due to the renegotiation of certain customer contracts in the third quarter of 2007.

Management EBT for CN increased to $145 in the third quarter of 2007 from $107 in the third quarter of 2006, an improvement of $38, or 36%. The increase in Management EBT was the result of decreases in SG&A and R&D expenses of $18 and $85, respectively, as well as expense reductions in operations which more than offset declines in gross profit due to volume decline.

CN gross profit decreased from $561 to $523, while gross margin increased from 42.0 percent to 48.3 percent. The increase in gross margin percentage resulted from favorable CDMA product mix, product cost reductions, lower royalties primarily related to lower EV-DO Rev A sales, and improved margins in GSM Access. This increase in gross margin substantially offset the volume declines in the quarter. The decrease in SG&A of $18 was primarily due to decreased headcount costs as a result of the UMTS Access divestiture. R&D expense decreased by $85 primarily due to the UMTS

Access divestiture, and due to headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies consistent with our cost reduction initiatives. These decreases were partially offset by focused increases in R&D related to technologies we believe have the greatest potential for growth.

First nine months of 2007 vs. first nine months of 2006

CN revenues decreased to $3,147 in the first nine months of 2007 from $3,670 in the first nine months of 2006, a decrease of $523 or 14%. The decrease in the first nine months of 2007 was driven primarily by the UMTS Access divestiture, and declines in demand for Voice and Packet GU Core products and our traditional technology such as TDM in the circuit and packet voice solutions business. These declines were partially offset by increases in the CDMA solutions business.

CDMA solutions increased $74 in the first nine months of 2007, primarily due to increases in Asia of $130 primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings, and increased revenues in the U.S. and Canada of $28 and $7, respectively, associated with the continuing rollout of our EV-DO Rev A technology, and delays in spending by a major customer in the first nine months of 2006. EMEA and CALA declined in CDMA revenues due to the completion of projects in 2006 and the recognition of previously deferred revenues recorded in 2006 and not repeated in 2007.

The decline in GSM and UMTS solutions was primarily due to declines in EMEA of $355 and the U.S. of $95. The decline in EMEA was primarily due to a $356 decrease in UMTS solutions as a result of the UMTS Access divestiture and a decline in demand for Voice and Packet GU Core, partially offset by increased demand in GSM Access. The U.S. decline was driven by customer investment in UMTS Access solutions rather than GSM Access or GU Core solutions.

The decrease in circuit and packet voice solutions of $139 was primarily in the U.S. and Asia. U.S. revenues declined $118 as a result of reduced legacy TDM demand in the first nine months of 2007 compared to the same period in 2006 and one-time third quarter 2006 deferred revenues not repeated in 2007. Asia revenues declined by $16 in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that were not repeated in 2007.

Management EBT for CN increased to $456 in the first nine months of 2007 from $247 in the first nine months of 2006, an improvement of $209, or 85%. The increase in Management EBT was the result of decreases in SG&A and R&D expenses of $61 and $251, respectively, partially offset by increases in minority interest expense and a decrease in gross profit of $46.

CN gross profit decreased from $1,568 to $1,523, while gross margin increased from 42.7 percent to 48.4 percent as a result of favorable CDMA product mix, product cost reductions, lower royalties primarily related to lower EV-DO Rev A sales, and improved GSM and UMTS solutions margins. The decrease in SG&A of $61 was due to lower headcount costs as a result of the UMTS Access divestiture, partially offset by increased spending for new technologies. R&D expense decreased by $251 primarily due to the UMTS Access divestiture, and headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies. The related cost reductions were partially offset by focused increases in R&D related to opportunities we believe have the greatest potential for growth.

Enterprise Solutions

The following table sets forth revenues and Management EBT for the ES segment:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
Circuit and packet voice solutions	$426	$388	$38	10	$1,194	$1,051	$143	14
Data networking and security solutions	245	183	62	34	664	453	211	47

Total Revenue	$671	$571	$100	18	$1,858	$1,504	$354	24

Management EBT	$19	$1	$18	1,800	$33	$(63)	$96	(152)

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

Q3 2007 vs. Q3 2006

ES revenues increased to $671 in the third quarter of 2007 from $571 in the third quarter of 2006, an increase of $100 or 18%. The increase in the third quarter of 2007 was driven primarily by volume growth across both portfolios and the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business.

The increase in circuit and packet voice solutions was primarily due to an increase of $50 in EMEA due to supply chain delays resulting from difficulty in obtaining components required to meet RoHS standards in the third quarter of 2006 that were not present in the third quarter of 2007. This increase was partially offset by declines of $7 in the U.S. in the third quarter of 2007 due to general declines in our traditional circuit — based voice solutions as customers transition to the next generation technology and $6 in Asia due to lower volumes.

The increase in ES data networking and security solutions was primarily the result of increases of $62 in Asia primarily due to the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products and volume growth.

Management EBT for ES increased from $1 in the third quarter of 2006 to $19 in the third quarter of 2007, an improvement of $18. This increase in Management EBT was primarily driven by an increase in gross profit of $58, partially offset by increases in SG&A and R&D expenses of $16 and $17, respectively.

Gross margin increased from 43.4 percent to 45.6 percent primarily due to favorable product mix and gross profit increased from $248 to $306 primarily due to release of high margin deferred revenue, higher sales volumes and favorable product mix. The increase in SG&A expense of $16 was primarily due to increases in headcount across all regions to drive growth and unfavorable foreign exchange impacts. Increased headcount in the development of our packet-based voice, data and security solutions portfolios resulted in an increase in R&D expense of $17.

First nine months of 2007 vs. First nine months of 2006

ES revenues increased to $1,858 in the first nine months of 2007 from $1,504 in the first nine months of 2006, an increase of $354 or 24%. The increase in the first nine months of 2007 was driven primarily by volume growth across both portfolios and the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business.

Revenues from ES circuit and packet voice solutions increased by $100 in EMEA, primarily due to supply chain delays resulting from difficulty in obtaining components required to meet RoHS standards in the first nine months of 2006 that were not present in the first nine months of 2007, $18 in Asia partially from LG-Nortel and $13 and $12 in CALA and the U.S. due to volume increases.

The increase in ES data networking and security solutions was primarily the result of increases of $74 in EMEA, $69 in Asia and $55 in the U.S. primarily due to volume increases and the recognition of previously deferred revenues as a result of completion or elimination of customer deliverable obligations for certain products.

Management EBT for ES increased to earnings of $33 in the first nine months of 2007 from a loss of $63 in the first nine months of 2006, an improvement of $96. This increase in Management EBT was primarily driven by an increase in gross profit of $199, partially offset by increases in SG&A and R&D expenses of $59 and $44, respectively.

Gross margin increased from 43.5 percent to 45.9 percent primarily due to favorable product mix and gross profit increased from $654 to $853 primarily due to release of high margin deferred revenue, higher sales volumes and favorable product mix. The increase in SG&A expense of $59 was due to headcount investments across all regions to drive growth and also due to unfavorable foreign exchange impacts. Increased headcount investment in the development of our packet-based voice, data and security solutions portfolios resulted in an increase in R&D expense of $44.

Global Services

The following table sets forth revenues and Management EBT for the GS segment:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue	$540	$541	$(1)	(0)	$1,482	$1,592	$(110)	(7)

Management EBT	$101	$89	$12	13	$254	$278	$(24)	(9)

Q3 2007 vs. Q3 2006

Third quarter of 2007 revenues were $540 compared to $541 in the third quarter of 2006, a decrease of $1 or 0%. The decrease was primarily related to the UMTS Access divestiture in the fourth quarter of 2006. The UMTS Access divestiture resulted in a $25 decrease, which offset a $24 increase due primarily to increased volume in Asia.

The decrease in third quarter of 2007 revenues was primarily due to the $11 decrease in network implementation services, primarily related to the UMTS Access divestiture and lower sales volumes in EMEA, which were partially offset by an increase in Asia and CALA. Network managed services decreased by $1 due to decreases in North America and Asia, partially offset by increases in EMEA and CALA. These decreases were partially offset by growth of $5 in network support services where increases in North America and Asia more than offset declines in EMEA and CALA. In the third quarter of 2007, the majority of GS revenue continued to be generated by network support services. The decrease in GS revenues in EMEA of $28 was due to the UMTS Access divestiture. The increase in GS revenues in Asia of $19 was due to contracts for network implementation services in which key milestones were met and increased network support services.

Management EBT for GS increased to $101 in the third quarter of 2007 from $89 in the third quarter of 2006, an increase of $12, or 13%. This increase in Management EBT was primarily driven by an increase in gross profit of $33, partly offset by increases in SG&A, bad debt and R&D expenses of $14, $2 and $3, respectively.

Gross profit increased from $152 to $185 and gross margin improved from 28.1 percent to 34.3 percent due to the favorable impact of cost-reduction programs, favorable impact of foreign exchange in EMEA, and certain one-time items. The increase in gross profit was partially offset by the decline in volume primarily related to the UMTS Access divestiture. The increases in SG&A and R&D expense resulted from investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth.

First nine months of 2007 vs. first nine months of 2006

GS revenues were $1,482 in the first nine months of 2007 compared to $1,592 in the first nine months of 2006, a decline of $110 or 7%. The decrease was primarily related to the UMTS Access divestiture. The UMTS Access divestiture resulted in a $129 decrease, which offset a $239 increase due to increased volume.

The decrease in GS revenue was primarily due to a $144 decrease in network implementation services, primarily related to the UMTS Access divestiture and lower sales volumes in EMEA. The decrease in GS revenues in EMEA of $145, of which the UMTS Access divestiture accounted for $129, was partially offset by an increase of $16 in Asia due to volumes and contracts where key milestones were met. The decrease in network implementation services was partially offset by growth of $23 in network support services primarily in Asia and North America, and growth of $7 in network managed services, primarily in Asia and EMEA. In the first nine months of 2007, the majority of GS revenue continued to be generated by network support services.

Management EBT for GS decreased to $254 in the first nine months of 2007 from $278 in the first nine months of 2006, a decrease of $24, or 9%. This decrease in Management EBT was primarily driven by increases in SG&A, bad debt and R&D expenses of $35, $2 and $7, respectively which were partially offset by improved gross profit of $21.

Gross profit increased from $459 to $480 and gross margin increased from 28.8 percent to 32.4 percent due to the favorable impact of cost-reduction programs, the favorable impact of foreign exchange in EMEA, and certain one-time items. The increase in gross profit was partially offset by the declines in volumes primarily related to the UMTS Access divestiture. SG&A and R&D increased by $35 and $7, respectively, due to investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth.

Metro Ethernet Networks

The following table sets forth revenues and Management EBT for the MEN segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue
Optical networking solutions	$305	$309	$(4)	(1)	$853	$799	$54	7
Data networking and security solutions	55	107	(52)	(49)	243	343	(100)	(29)

Total Revenue	$360	$416	$(56)	(13)	$1,096	$1,142	$(46)	(4)

Management EBT	$4	$33	$(29)	(88)	$1	$63	$(62)	(98)

Q3 2007 vs. Q3 2006

MEN revenues decreased to $360 in the third quarter of 2007 from $416 in the third quarter of 2006, a decrease of $56 or 13%. The decrease in the MEN segment was driven by the recognition of previously deferred revenues in the third quarter of 2006 that were not repeated in the third quarter of 2007 as a result of the completion of certain customer contract deliverables in the third quarter of 2006, and decreases in volumes for certain mature products, most notably, the multi-service switch/services edge router, partially offset by increased optical volumes.

Revenues from optical networking solutions decreased by $63 in Asia, primarily due to the recognition of deferred revenues in the third quarter of 2006 as a result of the completion of certain customer contract deliverables not repeated in the third quarter of 2007. This decrease was partially offset by increases of $41 in the U.S. and $13 in EMEA as a result of increased optical volumes. Revenues from optical networking solutions in the third quarter of 2007 were also impacted by supply chain constraints.

Revenues from data networking and security solutions decreased by $40 in EMEA as a result of the recognition of deferred revenue in the third quarter of 2006 as a result of the completion of certain customer contract deliverables not repeated in 2007.

Management EBT for MEN decreased to $4 in the third quarter of 2007 from $33 in the third quarter of 2006, a decrease of $29, or 88%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $24 and an increase in R&D expenses of $17, partially offset by lower SG&A expenses of $5.

MEN gross profit decreased from $161 to $137 and gross margin decreased from 38.7 percent to 38.1 percent due to the recognition of deferred revenues with higher margins in the third quarter of 2006, partially offset by volume increases primarily in optical networking solutions and cost reduction programs. The MEN segment continues to experience pricing pressure resulting in lower margins. SG&A expense declined by $5 as a result of legal expenses incurred in 2006 not repeated in 2007, cost reductions in North America and lower bad debt expenses in the third quarter of 2007. R&D expense increased by $17 primarily due to the incremental investment in Carrier Ethernet and Optical OME products and the unfavorable impact due to the strengthening of the Canadian Dollar.

First nine months of 2007 vs. first nine months of 2006

MEN revenues decreased to $1,096 in the first nine months of 2007 from $1,142 in the first nine months of 2006, a decrease of $46 or 4%. The decrease in the MEN segment was driven by the recognition of a lower amount of deferred revenues in the first nine months of 2007 than in the first nine months of 2006 and decreases in volumes for certain mature product portfolios, partially offset by increased optical volumes.

Revenues from optical networking solutions increased by $72 in EMEA primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first quarter of 2007 of $45 and increased volume of $26. Revenues increased by $64 in the U.S. and $26 in CALA, primarily due to optical market growth. These increases were offset by a decrease of $122 in Asia, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first nine months of 2006 that was not repeated in the first nine months of 2007.

Revenues from data networking and security solutions decreased by $95 and $26 in EMEA and Asia, respectively, due to the recognition of previously deferred revenues in the first nine months of 2006, which were not repeated in the first nine months of 2007. These decreases were partially offset by an increase of $36 in the U.S., primarily due to the recognition of previously deferred revenues in the first nine months of 2007 as a result of the completion of certain customer contract deliverables resulting from the termination of a supplier agreement, partially offset by volume decreases and a declining multi-service switch/services edge router market.

Management EBT for MEN decreased to earnings of $1 in the first nine months of 2007 from earnings of $63 in the first nine months of 2006, a decrease of $62, or 98%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $74 and an increase in R&D expenses of $44, partially offset by decreases in SG&A expenses of $17.

MEN gross profit decreased from $453 to $379 and gross margin decreased from 39.7 percent to 34.6 percent due to the recognition of deferred revenues at lower margins in the first quarter of 2007 and deferred revenue recognized at higher margins in the first nine months of 2006, combined with an unfavorable product mix. These decreases were partially offset by volume increases primarily in optical networking solutions and cost reduction programs. The MEN segment also continues to experience pricing pressure resulting in lower margins. SG&A expense declined by $17 as a result of legal expenses incurred in 2006 not repeated in 2007, cost reductions in North America and lower bad debt expenses in 2007. R&D expenses increased by $44 primarily due to the incremental investment in Carrier Ethernet and Optical OME products and the unfavorable impact resulting from the strengthening of the Canadian Dollar, partially offset by the cancellation of certain programs.

Other

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Revenue	$54	$61	$(7)	(11)	$167	$188	$(21)	(11)

Management EBT	$(60)	$(184)	$124		$(444)	$(609)	$165

Q3 2007 vs. Q3 2006

Other revenues are comprised primarily of revenues from Nortel Government Solutions, or NGS. Other revenues decreased to $54 in the third quarter of 2007 from $61 in the third quarter of 2006, a decrease of $7. The decrease was due to declines in NGS revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Other Management EBT includes corporate charges. Management EBT for Other increased from a loss of $184 in the third quarter of 2006 to a loss of $60 in the third quarter of 2007, an increase of $124. This increase in Management EBT was primarily driven by an increase in foreign exchange net gain of $49, changes in fair value of derivative financial instruments that did not meet criteria for hedge accounting of $16 and an increase in interest and dividend income of $30.

First nine months of 2007 vs. first nine months of 2006

Other revenues decreased to $167 in the first nine months of 2007 from $188 in the first nine months of 2006, a decrease of $21 or 11%. The decrease was due to declines in NGS revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Management EBT for Other increased from a loss of $609 in the first nine months of 2006 to a loss of $444 in the first nine months of 2007, an increase of $165. This increase in Management EBT was primarily driven by an increase in foreign exchange net gain of $99 and an increase in interest income and dividend income of $89, partially offset by an increase in interest expense of $58, a one time gain experienced in the first nine months of 2006 related to an investment of $26.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash decreased by $364 in the first nine months of 2007 to $3,123 as at September 30, 2007, primarily due to use of cash in operating activities.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of September 30:

	For the Nine Months Ended September 30,
	2007	2006	Change

Net earnings (loss)	$26	$(212)	$238
Non-cash items	362	679	(317)
Changes in operating assets and liabilities:
Accounts receivable — net	106	(415)	521
Inventories — net	(60)	(44)	(16)
Accounts payable	(16)	(243)	227

	30	(702)	732
Deferred costs	104	(44)	148
Income taxes	(2)	(50)	48
Payroll, accrued and contractual liabilities	(333)	(361)	28
Deferred revenue	(180)	1	(181)
Advanced billings in excess of revenues recognized to date on contracts	109	10	99
Restructuring liabilities	24	(12)	36
Other	(363)	(103)	(260)

Changes in other operating assets and liabilities	(641)	(559)	(82)
Net cash from (used in) operating activities	(223)	(794)	571
Net cash from (used in) investing activities	(171)	(35)	(136)
Net cash from (used in) financing activities	(58)	488	(546)
Effect of foreign exchange rate changes on cash and cash equivalents	88	59	29

Net increase (decrease) in cash and cash equivalents	(364)	(282)	(82)
Cash and cash equivalents at beginning of period	3,487	2,876	611

Cash and cash equivalents at end of period	$3,123	$2,594	$529

Operating Activities

In the first nine months of 2007, our net cash used in operating activities of $223 was driven by net earnings of $26 plus adjustments for non-cash items of $362, net cash from operating assets and liabilities of $30 and net cash used in other operating assets and liabilities of $641. The primary additions to our net income for non-cash items were pension and other accruals of $199, amortization and depreciation of $231, share based compensation expense of $86 and minority interests of $46. These additions were partially offset by other non-cash changes of $190, primarily due to foreign exchange impacts on long-term assets and liabilities of $123. The net cash from operating assets and liabilities was primarily due to an inflow from changes in accounts receivable of $106, which was partially offset by cash used in inventory and accounts payable of $60 and $16, respectively.

In the first nine months of 2006, our net cash used in operating activities was $794 resulting from net loss of $212, plus adjustments of $559 related to the net change in our other operating assets and liabilities, plus net adjustments of $679 for non-cash and other items. The primary adjustments to our net earnings for non-cash and other items were gains on sales of investments, businesses and assets of $36, offset by pension and other accruals of $268, amortization and depreciation of $221, in process research and development expense of $16, share-based compensation expense of $83, deferred income taxes of $73 and other non-cash changes of $86. The net cash used in operating assets and liabilities was primarily due to an outflow from changes in accounts receivable of $415, accounts payable of $243, and inventory of $44.

Accounts Receivable

	September 30,	December 31,
	2007	2006	$ Change		% Change

Accounts Receivable	$2,534	$2,785		$(251)	(9)
Days sales outstanding in accounts receivable (DSO)(a)	84	75

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,534 as at September 30, 2007 from $2,785 as at December 31, 2006, a decrease of $251. DSO increased by 9 days in the third quarter of 2007 compared to the fourth quarter of 2006. This increase was due to the impact of timing of billings in the third quarter, along with seasonal decline in revenue, partially offset by collection and billing improvement efficiencies.

Inventory

		December 31,
	September 30, 2007	2006	$ Change	% Change

Inventory — net (excluding deferred costs)	$515	$456	$59	13
Net inventory days (NID)(a)	30	22

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased to $515 as at September 30, 2007 from $456 as at December 31, 2006, an increase of $59. NID increased by 8 days compared to the fourth quarter of 2006. The majority of the increase was due to a decrease in cost of revenues and inventory build-up related to new products, customer service improvement initiatives and the purchase of inventory for orders that will be delivered in the fourth quarter of 2007.

Accounts Payable

		December 31,
	September 30, 2007	2006	$ Change		% Change

Trade accounts payable	$1,044	$1,086		$(42)	(4)
Days of purchasing outstanding in accounts payable (DPO)(a)	61	49

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,044 as at September 30, 2007 from $1,086 at December 31, 2006, a decrease of $42. DPO increased by 12 days compared to the fourth quarter of 2006. The increase is attributable to improved supplier payment terms and better cash management around the payables processes during the third quarter of 2007.

Investing Activities

In the first nine months of 2007, our net cash used in investing activities was $171 and was primarily due to expenditures for plant and equipment of $140, partially offset by proceeds of $89 primarily related to the sale of our facility located in Montreal, Quebec.

In the first nine months of 2006, our net cash used in investing activities was $35 and was primarily due to expenditures of plant and equipment of $260 and acquisition of investments and businesses, net of cash acquired, of $134 including $98 related to our acquisition of Tasman Networks. This cash outflow was partially offset by proceeds of $125 primarily related to the sale of our office facility located in Brampton, Ontario, and proceeds on sale of certain investments and businesses which we no longer consider strategic, including $70 related to the transfer of certain manufacturing assets to Flextronics.

Financing Activities

In the first nine months of 2007, our net cash used in financing activities was $58, resulting primarily from dividends paid of $35, primarily related to our outstanding preferred shares.

In the first nine months of 2006, our net cash from financing activities was $488, primarily related to cash proceeds of $2,000 from the issuance of the July 2006 Notes, the proceeds of which were used to repay the $1,300 outstanding under the 2006 Credit Facility, which facility had been primarily used to repay the $1,275 related to the aggregate principal amount of our 6.125% notes and to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% notes due June 15, 2006. This was partially offset by the debt issuance costs of $42 and $46 primarily related to our outstanding preferred shares.

Other Items

In the first nine months of 2007, our cash increased by $88 due to favorable effects of changes in foreign exchange rates, primarily of the Canadian Dollar, the British Pound and the Euro against the U.S. Dollar.

In the first nine months of 2006, our cash increased by $59 due to favorable effects of changes in foreign exchange rates, primarily of the Euro and the British Pound against the U.S. Dollar.

Deferred revenues

Billing terms and collections periods related to arrangements under which we defer revenue are generally similar to other revenue arrangements. Similarly, payment terms and cash outlays related to products and services associated with delivering under these arrangements are also generally similar to other revenue arrangements. As a result, neither cash inflows nor outflows are unusually impacted under arrangements in which revenue is deferred and the DSO and DPO discussions within the above section are reflective of these arrangements.

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

In connection with the issuance of the Convertible Notes, we, NNC and NNI entered into a registration rights agreement obligating NNC to file with the SEC prior to or on October 5, 2007 and to use its reasonable best efforts to cause to become effective prior to or on January 5, 2008, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. Holders of the Convertible Notes will be entitled to the payment of certain additional interest if any of the conditions above, or certain other conditions, are not met. NNC filed the resale shelf registration statement on Form S-3 with the SEC on September 24, 2007.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report, our 2007 First Quarter Report, our 2007 Second Quarter Report and our 2006 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	We are subject to litigation proceedings and, as a result, any judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or criminal investigations related to the restatements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees; and
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restrictions in our indentures and by our and NNC’s credit ratings and which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing October 1, 2007 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions for pension, post retirement and post employment funding of approximately $330;
•	capital expenditures of approximately $300;
•	costs related to workforce reductions and real estate actions in connection with the 2007 Restructuring Plan of approximately $165;
•	costs related to workforce reductions and other restructuring activities for all other restructuring plans of approximately $65;
•	costs associated with the completion of the divestiture of our manufacturing operations to Flextronics and the divestiture of certain assets and liabilities related to our UMTS Access business to Alcatel-Lucent of approximately $60 and $2, respectively; and
•	costs related to our finance transformation project which will include, among other things, continuing implementation of SAP to provide an integrated global financial system, of approximately $12.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2007 from the amounts disclosed as of December 31, 2006 in our 2006 Annual Report, with the exception of the increase to other liabilities for tax uncertainties of $91 due to the adoption of United States Financial Accounting Standards Board, or FASB, Interpretation 48, “Accounting for Uncertainty in Income Taxes, — an interpretation of FASB Statement No. 109”, or FIN 48, the addition of long-term debt related to the issuance of the Convertible Notes, and the use of the net proceeds from NNC’s Convertible Notes offering to redeem at par $1,125 principal amount of 4.25% Notes due 2008, plus accrued and unpaid interest. See “Cash Flow — Convertible Notes Offering” discussed above.

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

As of September 30, 2007, our primary source of liquidity was cash. We believe our cash will be sufficient to fund the changes to our business model in accordance with our strategic plan (see “Executive Overview — Our Business and Strategy”), fund our investments and meet our customer commitments for at least the 12 month period commencing October 1, 2007, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, we entered into a $750 support facility with Export Development Canada, or the EDC Support Facility. As of September 30, 2007, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $10, of which $97 was outstanding; and
•	$450 of uncommitted support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $40 was outstanding.

The EDC Support Facility provides that EDC may suspend its obligation to issue any additional support to us if events occur that would have a material adverse effect on our business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if our senior unsecured long-term corporate debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B−.

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

During the first half of 2006, our obligations under the EDC Support Facility were equally and ratably secured with the 2006 Credit Facility and our 6.875% notes due September 2023 by a pledge of substantially all of our and NNC’s U.S. and Canadian personal property and the U.S. personal property of NNI. Our obligations under the EDC Support Facility also were guaranteed by NNC and NNI at such time. These guarantees and security agreements were terminated on July 5, 2006 with the repayment of the 2006 Credit Facility. In connection with the offering of the July 2006 Notes, we, NNI and EDC entered into a new guarantee agreement dated July 4, 2006 by which NNI agreed to guarantee our obligations under the EDC Support Facility during such time that the July 2006 Notes are guaranteed by NNI.

Effective December 14, 2006, we and EDC amended and restated the EDC Support Facility primarily to extend the maturity date of the EDC Support Facility for an additional year to December 31, 2008.

Short-form registration of securities

In June 2007, we again became eligible to make use of short-form registration statements for the registration of our securities with the SEC. Although we filed a shelf registration statement with the SEC in 2002, the information contained in that shelf registration statement is not current. In order to make use of a short form registration statement for issuance of securities, we would need to either update the information contained in that shelf-registration statement or file a new shelf-registration statement and a new base shelf prospectus containing current, updated information.

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating	B3	—
NNL’s Long-term Corporate Credit Rating	—	B–
NNL’s $2.0B High-Yield Notes	B3	B–
NNC’s $1.80B Convertible Notes due 2008	B3	B–
NNC’s $1.15B Convertible Notes due 2012 and 2014	B3	B–
NNL’s $200 Notes due 2023	B3	CCC
Nortel Networks Capital Corporation’s $150 Notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa3	CCC–
Series 7	Caa3	CCC–

On March 22, 2007, S&P affirmed our B- long-term credit rating with an outlook of stable. On March 22, 2007, Moody’s affirmed the B3 Corporate Family Rating on Nortel and our stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNC, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance-related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

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

The following table provides information related to these types of bonds as of:

	September 30	December 31
	2007	2006

Bid and performance related bonds(a)	$154	$231
Other bonds(b)	40	30

Total bid, performance related and other bonds	$194	$261

(a) Net of restricted cash and cash equivalents amounts of $5 and $7 as of September 30, 2007 and December 31, 2006, respectively.

(b) Net of restricted cash and cash equivalents amounts of $27 and $33 as of September 30, 2007 and December 31, 2006, respectively.

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

We have not identified any changes to the nature of our critical accounting policies and estimates as described in our 2006 Annual Report, our 2007 First Quarter and our 2007 Second Quarter Report other than the material changes in the recorded balances and other updates noted below. For further information related to our critical accounting policies and estimates, see our 2006 Annual Report.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables, and/or post contractual support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 56% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 9% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in the Operating Activities section of the Liquidity and Capital Resources discussion above.

The following table summarizes our deferred revenue balances:

	As at
	September 30,	December 31,
	2007	2006	$ Change	% Change

Deferred revenue	$1,863	$2,046	$(183)	(9)
Advance billings	1,450	1,352	98	7

Total deferred revenue	$3,313	$3,398	$(85)	(2)

Deferred revenues decreased by $85 in the first nine months of 2007 as a result of reductions related to the net release to revenue of approximately $124, and other adjustments of $29, partially offset by increase related to foreign exchange of $68. The release of deferred revenue to revenue is net of additional deferrals recorded during the first nine months of 2007.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves as of:

	September 30,	December 31,
	2007	2006

Gross accounts receivable	$3,692	$3,797
Provision for doubtful accounts	(89)	(88)

Accounts receivable — net	$3,603	$3,709

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$37	$39
Provision for doubtful accounts	(34)	(34)

Net long-term receivables	$3	$5

Long-term receivables provision as a percentage of gross long-term receivables	92%	87%

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

The following table summarizes our inventory balances and other related reserves as of:

	September 30,	December 31,
	2007	2006

Gross inventory	3,225	$3,415
Inventory provisions	(893)	(1,007)

Inventories — net(a)	$2,332	$2,408

Inventory provisions as a percentage of gross inventory	28%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	63%	69%

(a)	Includes the long-term portion of inventory related to deferred costs of $238 and $419 as of September 30, 2007 and December 31, 2006, respectively, which is included in other assets.

(b)	Calculated excluding deferred costs of $1,817 and $1,952 as of September 30, 2007 and December 31, 2006, respectively.

Inventory provisions decreased by $114 primarily as a result of $217 of scrapped inventory and $87 due to sale of inventory and a reclassification of $2, partially offset by $118 of additional inventory provisions and foreign exchange adjustments of $70. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Provisions for Product Warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates that take into consideration the historical material costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the product is delivered. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product. Warranty-related costs incurred prior to revenue being recognized are capitalized and recognized as an expense when the related revenue is recognized.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

Balance at December 31, 2006	$214
Payments	(130)
Warranties issued	182
Revisions	(63)

Balance at September 30, 2007	$203

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

Income Taxes

Tax Asset Valuation

As of September 30, 2007, our deferred tax asset balance was $6,776, against which we have recorded a valuation allowance of $2,355, resulting in a net deferred tax asset of $4,421. As of December 31, 2006, our net deferred tax asset was $4,042. The $379 increase was primarily due to the effects of foreign exchange translation, the reclassification of certain deferred tax liabilities into a long-term liability in accordance with FIN 48 and by the movement of deferred tax assets in profitable jurisdictions. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K., and France).

During the second quarter of 2007, the Canadian government enacted a reduction in the federal tax rate. The overall rate reduction of approximately 0.5% will be applicable to 2011 and subsequent years, at which time the federal rate will be 18.5%. As a result of this change in rates, our gross deferred tax asset was reduced with a corresponding decrease in the amount of valuation allowance established against the gross deferred tax asset. On October 30, 2007, the Canadian government announced its intention to further reduce corporate income tax rates from 22% in 2007 to 15% in 2012. Should these additional corporate income tax rate reductions become enacted, they would have the effect of reducing the gross deferred tax asset in the quarter enacted. Any corresponding impact on the valuation allowance will be determined at that time.

During the third quarter of 2007, the German and U.K. governments enacted a reduction in the federal tax rates. As a result of these changes in rates, our gross deferred tax assets were reduced by $29.

We adopted FIN 48 effective January 1, 2007. As a result of the adoption, we recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as an increase to the January 1, 2007 accumulated deficit. Additionally, as a result of adoption, we reduced our gross deferred tax asset by approximately $775, including $620 related to the capital losses. This reduction had no impact on our reported net deferred tax asset. At September 30, 2007, our gross unrecognized tax benefit was $518.

We assess the realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

•	the amount of, and trends related to, cumulative earnings or losses realized over the most recent 12 quarters;
•	our current period net earnings (loss) and its impact on our strong history of earnings prior to 2001;
•	future earnings projections as determined through the use of internal forecasts, including the impact of sales backlog and existing contracts;
•	our ability to carry forward our tax losses and investment tax credits, including tax planning strategies to accelerate utilization of such assets;
•	industry, business, or other circumstances that may adversely affect future operations; and the nature of the future income required to realize our deferred tax asset.

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

At each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments should be made to the net deferred tax asset on a jurisdictional basis. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially since 2002. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction. We have operated at near break-even since 2002, and the results in Canada and the U.S. have improved substantially over the same period relative to 2001 and 2002. As a result, we have concluded that there have not been sufficient changes to our profitability to warrant additional significant changes to our net deferred tax asset.

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

Though we believe our assumptions about future revenues are conservative, our projections assume that revenue will not decrease below 2007 forecasted levels. Similarly, we expect to achieve the cost savings reflected in the projections. However, if our revenue were to decline by greater than 10% of our 2007 forecast, and such decline in revenue is not offset by additional cost reductions, or if we are not able to achieve 80% of our projected cost reductions by the end of 2008, the weight we ascribe to our strong earnings history and our ability to achieve forecasted results will decrease and an increase to the valuation allowance will likely be necessary in Canada, particularly with respect to short-lived investment tax credits, and possibly the U.S. We do not expect an increase or decrease to our valuation allowance in 2007 if we are able to meet our 2007 forecast. If we significantly exceed our 2007 forecast, we may no longer have 12 quarters of cumulative losses in the U.S., and perhaps Canada, requiring an assessment of whether a portion of the valuation allowance should be released.

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

The following table provides the breakdown of our net deferred tax asset, by significant jurisdiction as of September 30, 2007:

	Tax	Net	Other	Gross		Net
	Benefit of	Investment	Temporary	Deferred	Valuation	Deferred
	Losses	Tax Credits	Differences	Tax Asset	Allowance	Tax Asset

Canada	$1,025	$1,131	$513	$2,669	$(448)	$2,221
United States	833	376	893	2,102	(540)	1,562
United Kingdom	478	—	302	780	(341)	439
France	406	37	137	580	(508)	72
Other	481	—	164	645	(518)	127

Total	$3,223	$1,544	$2,009	$6,776	$(2,355)	$4,421

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

Canada

As of September 30, 2007, we have operated at a cumulative loss over the most recent 12 quarters. Prior to the incurrence of significant losses incurred in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in Canada, we had a strong history of earnings. While our earnings since 2002 have been mixed, including several periods of earnings and several periods with losses, the trend relative to 2001 and 2002 is clearly positive, which is reflected in the substantial decrease in our cumulative losses since 2002.

The significant majority of our $2,221 net deferred tax asset at Nortel relates to loss and investment tax credit carryforwards which have 10 and 20 year carryforward periods depending on the year in which the carryforward was generated. Approximately 81% of our loss carryforwards are set to expire by the end of 2011, and 68% of our investment tax credits will expire by the end of 2011. However, there are tax-planning strategies that permit the conversion of these loss and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period. As a result, we do not expect that a significant portion of our carryforwards will expire in the near future. Tax credit carryforward amounts of approximately $300 in respect of our 1994-1996 fiscal years have expired and are not included in the balance of gross deferred tax assets. Nortel can restore a significant amount of the deferred tax asset by executing a certain tax planning strategy that involves filing amended tax returns. We have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada. Currently these planning strategies can be implemented at minimal risk and cost. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies.

Recently enacted legislation in Canada may significantly increase the cost of implementing our planning strategies, and may result in a significant amount of our investment tax credits expiring unused. However, we believe we have provided adequate valuation allowance for the potential negative impact of the enacted legislation.

U.S.

As of September 30, 2007, we have operated near break-even in the U.S. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings.

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

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA currently under negotiation apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities (the U.S., Canada, and the U.K.). We anticipate filing a new APA request for tax years 2007 (potentially 2006 in certain jurisdictions) through at least 2010 following methods generally similar to those under negotiation for 2001 through 2005, with a request for rollback to 2006.

Tax filings for 2006 included the methodology employed in the new pending APA resulting in an increase to deferred tax assets in the U.K. and a $12 tax benefit recorded in the third quarter of 2007. In other jurisdictions, changes resulting from the new methodology impacted the level of deferred tax assets with a corresponding offset to valuation allowance with no impact to tax expense.

We are not a party to the APA negotiations, but we do not believe the result of the negotiations will have an adverse impact on us or our deferred tax assets. However, it is possible that the result of the APA negotiations could cause a material shift in historical earnings between various Nortel entities. Such a shift in historical earnings could materially adjust the cumulative earnings (loss) calculation used as part of the analysis of positive/negative evidence associated with the valuation allowance. The years included in the APA negotiations are primarily tax loss years. As such, the APA settlement could result in a reallocation of losses from one jurisdiction to another (with Canada and the U.S. being the two primary jurisdictions for such reallocation).

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

Valuation Allowance

During the nine months ended September 30, 2007, our gross income tax valuation allowance decreased to $2,355 compared to $3,413 as of December 31, 2006. The $1,058 decrease was largely due to the adoption of FIN 48 including a decrease related to the removal of a portion of valuation allowance associated with a capital loss in the U.K. as a result of the settlement of our FIN 48 position related to the capital loss during the second quarter. Included in the valuation allowance is a $208 increase related to certain operating losses from prior years that were added to our financial statements with an offsetting valuation allowance. The remaining decrease to the valuation allowance relates to the impacts of foreign exchange rates offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions, and additional decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with the FIN 48 implementation. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including our cumulative loss position, and concluded that the valuation allowance as of September 30, 2007 was appropriate.

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

Specifically, the tax authorities in Brazil have completed an examination of a prior taxation years and have issued assessments in the amount of $83. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income resulting in an additional tax liability of $9 inclusive of penalties and interest. In the third quarter of 2007, we have provided an income tax liability for this entire amount.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,197, additional income tax liabilities of $47 inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $79 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We expect to receive a similar assessment from the French tax authorities for the 2004 tax year during the fourth quarter of 2007. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level. We withdrew from the discussions during the first quarter of 2007 and are in the process of entering Mutual Agreement Procedures with competent authority under the Canada-France tax treaty. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

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

The outcome of the APA application is uncertain and possible reallocation of losses as they relate to the APA negotiations cannot be determined at this time. However, we believe that more likely than not, the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Despite our current belief, if this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The carrying value of goodwill was $2,359 as of September 30, 2007 and $2,351 as of December 31, 2006. The increase of $8 was related to changes in foreign exchange recorded to cumulative translation adjustment. Effective January 1, 2007, we began reporting revenues from network services consisting of network planning and installation within GS. Goodwill has been reallocated from ES, CN and MEN to GS based on a fair value allocation method for management reporting purposes.

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

As a result of a 15% reduction in the 2007 forecasted revenues for NGS, we concluded that a triggering event related to NGS had occurred requiring a goodwill impairment test in the second and third quarter of 2007 in accordance with SFAS No. 142. We performed this test and concluded that there was no impairment. Despite the fifteen percent decline in year-to-date revenues as compared to the forecast, concurrently NGS has reduced its operating expenses, which resulted in market value in excess of carrying value as at September 30, 2007.

Pension and Post-retirement Benefits

On June 27, 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We will move employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we will eliminate post-retirement healthcare benefits for employees who were not age 50 with at least five years of service as of July 1, 2006.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment writedowns to ensure that these accruals are still appropriate. As of September 30, 2007, we had $76 in accruals related to workforce reduction charges and $227 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2007. The following summarizes the accounting changes and pronouncements we have adopted in the first nine months of 2007:

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

•	Accounting for Sabbatical Leave and Other Similar Benefits — In June 2006, the FASB Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”, or EITF 06-2. EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 did not have a material impact on our results of operations and financial condition.

•	How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement — In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, or EITF 06-3. EITF 06-3 provides guidance on how taxes directly imposed on revenue producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). The adoption of EITF 06-3 did not have a material impact on the presentation of our results of operations and financial condition.

•	Share-Based Payment — On January 1, 2006, Nortel adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R. We previously elected to account for employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003 in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, or SFAS 148. SEC Staff Accounting Bulletin, or SAB, 107, “Share-Based Payment”, was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 14, “Share-based compensation plans” to the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statements No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

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

Outstanding Share Data

As of October 29, 2007, Nortel Networks Limited had 1,460,978,638 outstanding common shares.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of September 30, 2007, the accruals on the consolidated balance sheet for environmental matters were $27. Based on information available as of September 30, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

We have remedial activities under way at 13 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $27.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at four Superfund sites in the U.S. (at three of the Superfund sites, we are considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 10% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 10% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $27 referred to above.

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

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to Nortel’s business including: significant competition, competitive pricing practice, cautious capital spending by customers, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with Nortel’s suppliers and contract manufacturing agreements including our reliance on certain suppliers for key optical networking solutions components; potential penalties, damages or cancelled customer contracts from failure to meet delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with Nortel’s efforts to expand internationally; potential additional valuation allowances for all or a portion of Nortel’s deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect Nortel’s intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain integrity of Nortel’s information systems; changes in regulation of the telecommunications industry or other aspects of the industry; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; Nortel’s potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to Nortel’s liquidity, financing arrangements and capital including: any inability of Nortel to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on Nortel capitalizing on business opportunities because of senior notes covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of Nortel’s public debt issues; Nortel’s below investment grade credit rating; any increase of restricted cash requirements for Nortel if it is unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of Nortel’s subsidiaries to provide it with sufficient funding; any negative effect to Nortel of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on Nortel’s ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of Nortel’s publicly traded securities; and (iii) risks and uncertainties relating to Nortel’s prior restatements and related matters including: the negative impact on Nortel and NNC of such restatements; legal judgments, fines, penalties or settlements, related to the ongoing criminal investigations of Nortel in the U.S. and Canada; the significant dilution of Nortel’s existing equity positions resulting from the approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by Nortel’s class action settlement; any unsuccessful remediation of Nortel’s material weakness in internal control over financial reporting resulting in an inability to report Nortel’s results of operations and financial condition accurately and in a timely manner; or any breach by Nortel of the continued listing requirements of the NYSE or TSX causing the NYSE and/or the TSX to commence suspension or delisting procedures. For additional information with respect to certain of these and other factors, see Nortel’s Annual Report on Form 10-K, 2007 First Quarter Report and 2007 Second Quarter Report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, Nortel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact Nortel’s condensed consolidated financial statements through adverse changes in financial market prices and rates. Nortel’s market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the market risk from these fluctuations, Nortel enters into various derivative-hedging transactions that it has authorized under its policies and procedures. Nortel maintains risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. Nortel does not hold or issue financial instruments for trading purposes.

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

Historically, Nortel has managed interest rate exposures, using a portfolio of fixed and floating rate instruments. Nortel uses sensitivity analysis to measure its interest rate risk. The sensitivity analysis includes cash, outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to Nortel’s market risk during the third quarter of 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Management Conclusions Concerning Disclosure Controls and Procedures

All dollar amounts in this Item 4 are in millions of United States Dollars unless otherwise stated.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and interim CFO (“CFO”) (Mike S. Zafirovski and David W. Drinkwater, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures as at September 30, 2007. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at September 30, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In making this evaluation, management, including the CEO and CFO, considered, among other matters:

•	the material weakness in our internal control over financial reporting that we and our independent registered chartered accountants as at December 31, 2006, Deloitte & Touche LLP identified (as more fully described below);
•	management’s conclusion that our internal control over financial reporting was not effective as at December 31, 2006, and Deloitte’s attestation report with respect to that assessment and conclusion, each pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, included in our 2006 Annual Report;
•	the conclusion of the CEO and CFO that our disclosure controls and procedures as at the end of December 31, 2006, March 31, 2007 and June 30, 2007 were not effective, included in our 2006 Annual Report, 2007 First Quarter Report and 2007 Second Quarter Report, respectively; and
•	our successive restatements of our financial statements, the findings of the Independent Review summarized in the “Summary of Findings and of Recommended Remedial Measures of the Independent Review,” submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, (the “Independent Review Summary”), included in Item 9A of our 2003 Annual Report, the findings of the Revenue Independent Review included in Item 9A of the 2005 Annual Report, and the findings of the Internal Audit Review included in Item 4 of our 2006 First Quarterly Report on Form 10-Q.

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

Further, new guidelines and training were developed in the second half of 2006 and first half of 2007 to improve revenue recognition processes. Additional training courses and tools for non-finance roles have been developed and deployed. Analysis of the revenue recognition related processes was undertaken in the second quarter of 2007 that identified additional controls that have since been added to these processes, in particular with respect to cross-functional interactions to enable information to flow completely and accurately throughout the revenue cycle.

In an effort to improve our financial reporting systems and capabilities, to simplify our multiple accounting systems, and to reduce the number of manual journal entries, we retained an outside consulting firm to advise on the appropriateness of implementing a Systems, Application and Products (“SAP”) platform worldwide that would consolidate many of our systems into a single integrated financial software system. Based on that advice, we adopted the SAP platform to integrate processes and systems, and undertook an assessment of existing financial systems and processes to determine the most effective implementation of standard SAP software. We completed the finance design and build for the initial scope of the SAP system, including general ledger functionality, by August 2006, and deployed the initial scope including functionality for the general ledger, inter-company accounts, consolidation, direct accounts payable and accounts receivable, in May 2007. The second quarter 2007 financial close process was the first on the SAP system. In August 2007, we deployed additional functionalities on SAP for direct tax, indirect purchasing, fixed assets and treasury activities.

Management continues to assess the internal and external resources that will be needed to continue to implement, support, sustain and monitor the effectiveness of our ongoing and future remedial efforts. The Board of Directors continues to monitor the ongoing implementation efforts.

Changes in Internal Control Over Financial Reporting

Apart from actions related to the remedial measures described above, during the fiscal quarter ended September 30, 2007, no additional changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and NNC had been under investigation by the SEC since April 2004 in connection with previous restatements of our financial statements. On October 15, 2007, NNC announced that we and NNC had reached a settlement on all issues with the SEC in connection with the investigation. As part of the settlement, NNC agreed to pay a civil penalty of U.S. $35 million and a disgorgement in the amount of one U.S. Dollar and we and NNC consented to be restrained and enjoined from future violations of certain provisions of federal securities laws in the U.S. Further, we and NNC also agreed to provide to the SEC quarterly written reports detailing our progress in implementing our remediation plan and actions to address our remaining material weakness relating to revenue recognition.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2006 Annual Report, our 2007 First Quarter Report and our 2007 Second Quarter Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 16 of the accompanying condensed consolidated financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2006 Annual Report, our 2007 First Quarter Report and our 2007 Second Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2006 Annual Report, our 2007 First Quarter Report and our 2007 Second Quarter Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2006 Annual Report, our 2007 First Quarter Report and our 2007 Second Quarter Report have not materially changed.

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

Exhibit
No.	Description

10.1	Dion Joannou letter agreement dated July 27, 2007 concerning the cessation of Mr. Joannou’s responsibilities as President, North America of Nortel Networks Corporation and Nortel Networks Limited effective August 31, 2007.
10.2	Compensation and Human Resources Committee Policy on Company Aircraft dated July 31, 2007.
10.3	Paviter Binning, Executive Vice-President and Chief Financial Officer of Nortel Networks Corporation and Nortel Networks Limited, Employment Letter dated September 28, 2007.
12	Computation of Ratios.
31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ David W. Drinkwater	/s/ Paul W. Karr

David W. Drinkwater	Paul W. Karr
Chief Financial Officer	Controller

Date: November 6, 2007