Form 10-K
period 2007-12-31
NORTEL NETWORKS LTD
filed 2008-02-27
CIK 1119664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

On February 19, 2008, 1,460,978,638 common shares of Nortel Networks Limited were issued and outstanding, all of which are held by Nortel Networks Corporation. The common shares of the registrant are not traded on any stock exchange.

i

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	169
ITEM 11.	Executive Compensation	182
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	218
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	228
ITEM 14.	Principal Accountant Fees and Services	229

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	232
SIGNATURES		239
EX-10.68
EX-10.69
EX-10.70
EX-10.71
EX-10.72
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-12
EX-14
EX-21
EX-23.1
EX-23.2
EX-24
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

Overview

Nortel supplies end-to-end networking products and solutions that help organizations enhance and simplify communications. These organizations range from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity to federal, state and local government agencies and the military. They include cable operators, wireline and wireless telecommunications service providers, and Internet service providers.

Today’s organizations face significant challenges from new technologies, higher operational expectations and increased competitiveness, creating new levels of complexity. At the same time, these customers find it increasingly challenging to design, operate and maintain their communications networks.

Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity and drive customer value. We design, develop, engineer, market, sell, supply, license, install, service and support these networking solutions worldwide. We have technology expertise across carrier and enterprise, wireless and wireline, applications and infrastructure. Our strengths are bolstered by continued strategic investment in technology research and development, or R&D, and strong customer loyalty earned over more than 100 years of providing reliable technology and services.

The Company has its principal executive offices at 195 The West Mall, Toronto, Ontario, Canada M9C 5K1, (905) 863-7000. The Company was incorporated in Canada as the Northern Electric Company, Limited on January 15, 1914, as a successor to the business of Northern Electric and Manufacturing Company, Limited, a subsidiary of Bell Canada incorporated in 1895. The Company participated in a corporate amalgamation with two of its wholly owned subsidiaries on January 14, 1982. The Company changed its name to Northern Telecom Limited on March 1, 1976, and to Nortel Networks Corporation on April 29, 1999. On May 1, 2000, the Company participated in a Canadian court-approved plan of arrangement with Nortel Networks Corporation, previously known as New Nortel Inc., and BCE Inc., the largest shareholder of the Company prior to the plan of arrangement, and changed its name to Nortel Networks Limited. In connection with the plan of arrangement, the Company became the principal operating subsidiary of Nortel Networks Corporation, or NNC. All of the Company’s common shares are owned by NNC, and its Cumulative Redeemable Class A Preferred Shares Series 5 and Non-cumulative Redeemable Class A Preferred Shares Series 7 are publicly traded on the Toronto Stock Exchange, or TSX, under the symbols “NTL.PR.F” and “NTL.PR.G”, respectively. The Company’s guarantee of the 4.25% Convertible Senior Notes due 2008, issued by Nortel Networks Corporation, or the 4.25% Notes due 2008, is listed on The New York Stock Exchange, or NYSE. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge under “Investor Relations” on our website at www.nortel.com, or our website, as soon as reasonably practicable after providing them to the United States Securities and Exchange Commission, or SEC. Our Code of Business Conduct is also available on our website. Any future amendments to our Code of Business Conduct will be posted on our website. Any waiver of a requirement of our Code of Business Conduct, if granted by the boards of directors of the Company and NNC, or the Nortel boards, or audit committees, will be posted on our website as required by law. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including the Company and NNC, at www.sec.gov. The Company is not a foreign private issuer, as defined in Rule 3b-4 under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. All dollar amounts in this report are in millions of United States, or U.S., Dollars, except for Part III hereof, and except as otherwise stated.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Limited or Nortel Networks Limited and its subsidiaries, as applicable, unless otherwise stated. References to “NNL” mean Nortel Networks Limited without its subsidiaries. Where we refer to the “industry”, we mean the telecommunications industry.

Many of the technical terms used in this report are defined in the Glossary of Certain Technical Terms beginning at page 16.

Developments in 2007 and 2008

Business Environment

We operate in a highly competitive business environment. Consolidation of communications vendors and customers continued throughout 2007. The formation of larger vendors and customers continues to drive pricing and margin pressure in the service provider market. Large companies in the information technology, or IT, sector are also focusing more on addressing the communications market with software and services offerings, both on their own and in partnership with telecommunications equipment vendors. There is also intense competition from the Asia region, driven by local, low-cost vendors who have expanded their market beyond Asia. Current general economic uncertainties, in particular threats of a recession in the U.S., are raising concerns about projected spending growth rates of both carrier and enterprise customers.

Industry growth in 2007 was driven primarily by enterprise spending on IP telephony, mobility and collaboration applications (such as audio, video and Web conferencing systems), as well as the data network upgrades and network security solutions required to support these capabilities. Enterprises are also looking to align IT investments with business processes, resulting in software and service opportunities in both service-oriented architecture, or SOA, and unified communications solutions. Service provider spending was focused on third-generation, or 3G, wireless network deployment, VoIP and products and services that will allow delivery of voice, data and video over IP networks (such as carrier switches/routers, broadband access and next-generation optical networks). The industry is increasingly focused on software, services and solutions. Convergence of multi-vendor networks and the advent of new types of communications applications are expected to drive demand for services that help enterprises and service providers design, deploy, support and evolve their networks. This includes, in some cases, the outsourcing by enterprises and service providers of all or part of their communications networks.

We operate on a global basis, and market conditions vary geographically. In emerging markets, growth continues to be driven primarily by connectivity solutions, especially for wireless. In established markets, such as North America and Western Europe, service providers are upgrading their networks to enable new types of services, such as IPTV and mobile video. Regulatory issues in certain countries and regions impact market growth, such as the delay in granting next-generation wireless licenses in China, which are now expected to be granted in 2008 and beyond.

The telecommunications industry has evolved over the past two decades by developing the technology and networks that enable worldwide connectivity and making those networks smarter and faster. We believe the industry is at a significant inflection point at which the level of connectivity grows exponentially. This market trend is called Hyperconnectivity and we believe that it is fast becoming a reality, offering several opportunities, including richer, more connected and more productive communications experiences for consumers, businesses and society as a whole. We anticipate that it can also create significant new revenue opportunities for network operators, equipment vendors and applications developers.

Hyperconnectivity brings new challenges for the industry, both in creating new business models and service strategies to capitalize on its opportunities and in preparing networks and applications for the coming era. We believe that Hyperconnectivity will require the industry to rethink how we put networks together and to completely reinvent our applications models. We believe that the industry needs to focus on two critical transformations that are the pillars of Hyperconnectivity: achieving “true” broadband and communications-enabling today’s IT applications.

We define true broadband as being a communications experience so seamless that users will no longer have to consider which technology, wireline or wireless, is being used to make a connection. They will simply communicate anywhere, anytime from whatever device is most convenient; essential in a hyperconnected world. Moreover, in our vision the broadband experience will become so economical that the range of uses exceeds any experience of the past. Although the industry has highlighted the concept of true broadband for many years, it is a promise that has yet to become reality. To deliver it, we need to solve a number of technology challenges in today’s networks. These include scaling the access network, scaling the metro and long-haul networks, and providing unified communications across all networks, wireline and wireless, public and private.

To deliver on Hyperconnectivity, however, it will not be enough simply to provide a seamless broadband experience at the infrastructure level. We believe that we must also transform the communications experience at the applications level so that it is seamless across devices, networks, applications and enterprise boundaries.

A key to doing this will be marrying the capabilities and intelligence that exist today only in the telecom network with IT software to create a new type of application, a communications-enabled application. This includes “environmentally aware applications” that incorporate real-world information received from network-attached sensors and act on them appropriately. A communications-enabled application will bring together all communications services including voice; instant messaging, or IM; video or network services such as conferencing; location; presence; proximity; and identity. These applications will essentially leverage the capacity, sophistication and intelligence inherent in a true broadband network and make that power available to the range of new and existing business applications and processes. For example, consider the application we have built to improve the efficiency and effectiveness of healthcare organizations. This new solution tracks the whereabouts of medical staff and sorts them by skill and specialty. When an emergency occurs, the network can dynamically and automatically find, contact, and connect qualified staff near the patient by audio or video conference.

We believe that no one vendor has all of the technology and know-how required to make this transition to Hyperconnectivity. That is why we are also complementing our strengths by partnering with others, in a commitment to create a broad ecosystem that includes such industry leaders as Microsoft and IBM; joint ventures such as the LG-Nortel Co. Ltd., or LG-Nortel, joint venture with LG Electronics Inc., or LGE; and relationships with other application providers and many of the largest carriers in the world.

For additional information regarding our Business Environment, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of this report, and the Risk Factors section of this report.

Strategy

We believe that our capability and experience in enterprise and service provider networking positions us well to deliver in the new era of Hyperconnectivity. We plan to capitalize on the opportunities of a hyperconnected world by providing a true broadband experience and communications-enabling today’s IT applications. As part of our strategy to address these mega-trends, we are focused on three primary areas of growth: transforming the enterprise with unified communications, delivering next-generation mobility and convergence capabilities, and adding value to customer networks through solutions, services and applications.

We are strongly committed to recreating a great company, to delivering on our model of Business Made Simple to our customers, to identifying and seizing the opportunities that exist for us in the market, and to driving innovation as a cornerstone of everything we do.

We are addressing this commitment with a six-point plan for transformation, announced in 2006, that establishes a framework for recreating a world-class business. We are committed to:

1.	Building a world-class management team, culture and processes,

2.	Focusing aggressively on our balance sheet, corporate governance, and business and financial controls,

3.	Driving to world-class cost structures and quality levels,

4.	Targeting market share,

5.	Investing for profitable growth, and

6.	Increasing our emphasis on service and software solutions.

We are seeking to generate profitable growth by using this focus to identify markets and technologies where we can attain a market leadership position. Key areas of investment include unified communications, 4G broadband wireless technologies, Carrier Ethernet, next-generation optical, advanced applications and services, secure networking, professional services for unified communications and multimedia services.

We are also leveraging our technology and expertise to address global market demand for network integration and support services, network managed services and network application services.

We continue to focus on the execution of the six-point plan and on operational excellence through transformation of our businesses and processes, or our Business Transformation plan. On June 27, 2006, we announced the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies, initiatives to improve our Operations organization to speed customer responsiveness, improve processes and reduce costs, and organizational simplification through the elimination of approximately 700 positions. In February 2007, we outlined plans for a further net reduction of approximately 2,900 positions, with approximately 1,000 additional positions affected by movement to lower cost locations, and reductions in our real estate portfolio. During 2007, approximately 150 additional positions were identified and incorporated into the plan, and 300 removed from the plan due to a change in strategy, increasing the total number of workforce reductions to approximately 2,750. On February 27, 2008, we announced a further net reduction of our global workforce of approximately 2,100 positions, with an additional 1,000 positions to be moved from higher cost to lower cost locations, and a further reduction of our global real estate portfolio. For further information, see “Executive

Overview — Significant Business Developments — Business Transformation Initiatives” and “Results of Operations — Special Charges” in the MD&A section of this report.

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and enhanced compliance. We continue to focus on increasing employee awareness of ethical issues through various means such as on-line training, quarterly updates from the Chief Compliance Officer to all employees, and our code of business conduct.

Cooperation of multiple vendors and effective partnering are critical to the continued success of our solutions for both enterprises and service providers. Timely development and delivery of new products and services to replace a significant base of mature legacy offerings will also be critical in driving profitable growth. To help support this, we expect to continue to play an active role in influencing emerging broadband and wireless standards.

We are positioned to respond to evolving technology and industry trends by providing our customers with end-to-end solutions that are developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders, like Microsoft, LGE and IBM, whose technology and vision are complementary to ours, and we continue to seek and develop similar relationships with other companies.

For additional information regarding our Strategy, see the MD&A and Risk Factors sections of this report.

Significant Developments

Executive Appointments

•	Enhanced the senior executive leadership team under Chief Executive Officer, or CEO, Mike Zafirovski with the appointments of Paviter Binning as Executive Vice-President and Chief Financial Officer, William Nelson as Executive Vice President, Global Sales, Steven J. Bandrowczak as Chief Information Officer, Alvio Barrios as President, Caribbean and Latin America Region, or CALA, Joel Hackney as President, Enterprise Solutions and Joseph Flanagan as Senior Vice President, Global Operations.

Strategic Alliances

•	Enhanced our Innovative Communications Alliance, or ICA, with the announcement of Microsoft’s Office Communications Server, combining our communications technology and services expertise with Microsoft’s desktop leadership to deliver a shared vision for unified communications. Our ICA with Microsoft has delivered more than 300 joint wins.
•	Improved our go-to-market strategy through an alliance with Dell, making Dell a key sales channel for us in the U.S.
•	Expanded our alliance with IBM in working to provide simple, rapid and efficient delivery of communications-enabled applications and business processes through the use of SOA.

Operations

•	Undertook over 250 Lean Six Sigma projects focused on driving growth, efficiency and customer satisfaction.
•	Opened our Center of Excellence in Istanbul, Turkey, providing technical and operational support to our customers deploying next-generation mobile, converged, metro Ethernet and optical networks. Similar to our Center of Excellence in Mexico, this Center of Excellence is an essential part of our business transformation, supporting increased customer focus and growth initiatives aimed at improving our global competitiveness.
•	Successfully deployed SAP (a software package for integrating finance systems) system functionality for the general ledger, inter-company accounts, financial consolidation, accounts payable, accounts receivable, direct and indirect tax, fixed assets and treasury activities as part of the continued transformation of the finance organization.
•	Continued aligning our business processes toward a common corporate platform through a multi-year reduction of our current base of more than 600 IT applications.

Channels to Market

•	Enhanced our channels to market through alliances with Microsoft, IBM and Dell for enterprise and carrier solutions.
•	Expanded our North American distribution network by signing up over 400 new channel partners in 2007, an increase of approximately 70%.

•	Launched a two-year transition of our Partner Advantage Program from a volume-centric model to a value-based model, to align with an industry shift.
•	Announced specializations as a new requirement for our Partner Advantage designation status. Specializations available to date include unified communications, small- to medium-sized businesses, or SMBs, and advanced services.

Finance

•	Guaranteed the offering by Nortel Networks Corporation of $1,150 of convertible senior notes, or the Convertible Notes, in March 2007. NNC used the net proceeds to redeem at par $1,125 principal amount of the 4.25% Notes due 2008, plus accrued and unpaid interest.
•	Appointment of KPMG LLP as our principal independent public accountants was approved by shareholders at NNC’s Annual and Special Meeting of Shareholders on May 2, 2007.
•	Elimination, as of December 31, 2007, of our previously reported revenue related material weakness in internal control over financial reporting. See the “Controls and Procedures” section of this report.

Other

•	Announced an agreement to settle two significant class action lawsuits pending in the U.S. District Court for the Southern District of New York, or the Global Class Action Settlement, in February 2006. Subsequently, we entered into agreements to settle all related Canadian actions. In December of 2006 and January of 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, Quebec and British Columbia. The Global Class Action Settlement became effective on March 20, 2007.
•	The Ontario Securities Commission, or OSC, approved a settlement agreement on May 22, 2007, which fully resolved all issues between us, NNC and the OSC. The decision recognized the extensive efforts made by our senior management and Board of Directors to be forthcoming and transparent in reporting significant accounting and internal control issues, and then solving them. The OSC order did not impose any administrative penalty or fine. However, NNC made a payment to the OSC in the amount of $1 million Canadian Dollars as a contribution towards the costs of its investigation.
•	We and NNC reached a settlement on all issues with the SEC on October 15, 2007 in connection with its investigation of our previous restatements of our financial results. The SEC recognized our full cooperation in the investigation as well as the proactive measures we took to address the issues that were investigated. As part of the settlement, we agreed to pay a civil penalty of $35 and a disgorgement in the amount of one U.S. Dollar, and we and NNC consented to be restrained and enjoined from future violations of certain provisions of U.S. federal securities laws.

Business Segments

Our reportable segments are Carrier Networks, Enterprise Solutions, Metro Ethernet Networks, or MEN, and Global Services. We changed the name of our Mobility and Converged Core Networks segment to Carrier Networks in the first quarter of 2007.

Sales of approximately $1,149 to Verizon Communications Inc. constituted approximately 11% of our 2007 consolidated revenue, of which approximately $730 was in the Carrier Networks segment.

Carrier Networks

We offer wireline and wireless networks that help service providers and cable operators supply mobile voice, data and multimedia communications services to individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. We also offer circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

These service providers are driving increased demand for products and solutions that offer the latest broadband technology and services and support converged data, voice and multimedia communications over a single network for greater cost efficiency, capacity, speed, quality, performance, resiliency, security and reliability.

Our strategy focuses on supporting customers as they transition from circuit voice to converged IP networks and from 2G and 3G to 4G wireless networks. It also centers on developing a more tightly-defined migration strategy for dominant CDMA service providers as they evolve their own networks to next-generation technologies.

Our plan is to establish a competitive advantage with products and expertise spanning the gap between these legacy and future-focused network environments. We have identified strategic alliances as a key element of a successful offer and we are taking steps to create these alliances.

Our Carrier Networks portfolio includes 3G and 2.5G mobility networking solutions based on CDMA, GSM, GSM-R, GPRS and EDGE technologies. These include an array of indoor and outdoor base transceiver stations designed for capacity, performance, flexibility, scalability and investment protection.

We also offer 4G mobile broadband solutions for service providers based on WiMAX and underlying OFDM and MIMO technologies, and are developing solutions based on LTE. We own significant OFDM and MIMO patents and are a leader in the development of these standards, which provide a common foundation for WiMAX, LTE and WLAN (802.11n). Our WiMAX solution delivers high performance and low cost per megabit.

In addition, we offer a variety of voice over packet products (softswitches, media gateways, international gateways), multimedia communication servers, SIP-based application servers, IMS products, optical products, WAN switches and digital, circuit-based telephone switches.

Our product development for Carrier Networks is focused on next-generation mobile broadband, enhanced residential and business services, cable solutions, and converged voice and data solutions for wireline and wireless service providers. We continue to build on our leadership in VoIP to drive broad-based deployment of SIP, pre-IMS IP-based applications and IMS. We have already installed more than 1,000 SIP-enabled networks around the world. Over the last nine years, we have also made progressive investments in 4G technologies. To date, our WiMAX product program has resulted in over 40 contract wins and trials with customers on five continents. We continue to focus on developing a viable, self-sustaining chipset, device and application ecosystem for both WiMAX and LTE to drive early service adoption.

Carrier Networks competitors include Ericsson, Alcatel-Lucent, Motorola, Samsung, Nokia Siemens Networks, Huawei, ZTE, NEC and Cisco Systems. The most important competitive factor is best-in-class technology and features. Additional factors include, in order of priority, product quality and reliability, customer and supplier relationships, warranty and customer support, network management, availability, interoperability, price and cost of ownership, regulatory certification and customer financing. Capital costs are becoming less important as operating costs and device subsidies (often given by service providers to their customers for purchase of handheld devices) become a bigger part of the service provider business case.

We are ranked second globally in CDMA revenues and, according to the November 2007 Dell’Oro Group report for the second and third quarters of 2007, we have benefited from continued customer network upgrades to 3G technology, like CDMA2000 1x and EV-DO Rev A, for faster broadband wireless access. GSM, though declining, is expected to remain the largest telecommunications equipment market for several years and is dominated by Ericsson and Nokia Siemens Networks. We have GSM customers across North America, CALA, EMEA, or Europe, Middle East and Africa, and Asia, with economies of scale to support ongoing development for those seeking to delay the move to UMTS or seeking to move directly to 4G. We also expect to benefit from economic conditions that we believe are more favorable for WiMAX today than was the case for UMTS historically. UMTS experienced a lack of innovation and investment caused by very high spectrum license fees for service providers, and the downturn, early in this decade, of available capital for dot-com companies including those working with UMTS. In turn, we believe that 4G delivers significantly improved capacity and performance at a lower overall cost. 4G is arriving in parallel with established application and device ecosystems.

Two customers make up approximately 28% of Carrier Networks 2007 revenue. The loss of either of these customers could have a material adverse effect on the Carrier Networks segment.

Significant Carrier Networks Developments

•	Selected by Verizon Wireless as an early LTE trial partner to support the next-generation evolution path chosen by Verizon and Vodafone.
•	Conducted industry-first live over-the-air demonstrations of next-generation wireless technologies LTE and WiMAX, featuring unified communications over WiMAX and real time applications leveraging our collaborative MIMO solution.

•	Selected by Videotron, a Quebec communications services operator, to provide new videocalling service, the ability for their customers to communicate anywhere, over any device, with one of the first deployments of a new service that provides videocalling and customizable VoIP call routing functions with a new cable solution.
•	Partnered with Microsoft to offer hosted solutions that will enable service providers to deliver comprehensive unified communications services to SMBs, as well as enterprises. The alliance will allow carriers to host unified business communication and collaboration services for their customers.
•	Introduced Communication Server 1500, enabling regional service providers in North America to simplify the transition from traditional voice technology to VoIP.
•	Provided AT&T with key elements of a recently announced all-IP product line for GSM and UMTS wireless core networks designed to help service providers easily evolve to an all-IP network, helping to streamline business operations and decrease operating costs.
•	Selected by PEOPLEnet, Ukraine’s first nationwide 3G mobile operator, to expand its network to meet widespread demand for high-bandwidth, real-time wireless services with Nortel CDMA2000 1x and EV-DO Rev A technology.
•	Chosen by Far Eastone, one of Taiwan’s largest telecommunications operators, to launch WiMAX-based mobile broadband services such as streaming video, music, IPTV, VoIP, videoconferencing and corporate applications across Taipei county.
•	Completed testing with Qualcomm of our IMS-based Voice Call Continuity, or VCC, network solution and Qualcomm’s chipset. This is a major step towards the availability of out-of-the box VCC-enabled mobile phones.

Enterprise Solutions

We provide enterprise communications solutions addressing the headquarters, branch and home office needs of large and small businesses globally across a variety of industries, including healthcare and financial service providers, retailers, manufacturers, utilities, educational institutions and government agencies.

We offer unified communications solutions that help remove the barriers between voice, email, conferencing, video and instant messaging. For the hyperconnected enterprise, this means faster decisions, increased productivity and the ability to provide a simple and consistent user experience across all types of communication. The market is preparing for the integration of communications-enabled applications into business processes, using presence-based unified communications technologies and SOA.

Our extensive Enterprise Solutions portfolio addresses businesses of all sizes with reliable, secure and scalable products spanning unified communications, IP and digital telephony (including phones), wireless LANs, IP and SIP contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

Through our strategic alliances with companies such as Microsoft, IBM and LGE, as well as the addition of companies such as Dell, we strive to create unique differentiation within our targeted markets. The ICA with Microsoft is providing seamless technology integration for customers looking to coordinate desktop software suites with business communications solutions. The Nortel-IBM alliance provides delivery of communication-enabled applications and business processes through the use of SOA. In addition to the product development and integration partnerships, we have partnered with Dell to further enhance our go-to-market strategy. The Nortel-Dell agreement allows Dell to offer its customers in the U.S. all of our Enterprise solutions, including those developed under our ICA with Microsoft, as well as a suite of our services related to unified communications. We are seeking to improve our competitive position in the enterprise market through such alliances, and by expanding partnerships to improve the coverage and efficiency of our channels to market.

The global enterprise equipment market segments in which we compete can generally be categorized as unified communications and converged data. The competitive landscape has changed as IBM and Microsoft increase their participation in unified communications. Cisco, Avaya, Alcatel-Lucent, Siemens Enterprise and NEC are our primary competitors in the unified communications market. Cisco is our primary competitor in the converged data market.

Competitive factors include product quality, product reliability, product availability, best-in-class technology and features, price and total cost of ownership, warranty and customer support, installed base, customer and supplier relationships, ability to comply with regulatory and industry standards on a timely basis, end-to-end portfolio coverage, distribution channels and alternative solutions from service providers. We believe that our competency in unified communications, multi-media applications and data networking, with our key strategic partnerships and established customer base, provides us a competitive position in the converging enterprise environment.

We collaborate with an extensive array of channel partners, including major global service providers, to generate breadth and depth for our global market reach. We continue to strengthen our two-tier value-added distribution system to better serve mid-market and SMBs. Agreements have been established with key resellers to jointly market, manage, recruit and grow a base of smaller resellers specializing in various SMB ’sub-segments’. We have also created simplified accreditation and ‘fast-track’ training programs to lower partner cost of entry for selling our SMB portfolio and increasing sales.

Significant Enterprise Solutions Developments

•	Selected by the Vancouver Organizing Committee as the Official Converged Network Equipment Suppler for the 2010 Olympic and Paralympic Winter Games providing the LAN.
•	Chosen by Bell Canada to supply the WAN equipment to enable secure and reliable communications to all 2010 Olympic and Paralympic Winter Games event venues, the first all-IP converged Olympic Games network.
•	Expanded our relationship with IBM into unified communications and SOA with our joint announcement around communications-enabled applications that allow enterprises to leverage SOA frameworks to integrate communications into their business processes.
•	Enhanced our go-to-market strategy through a partnership with Dell. Due to Dell’s significant relationship with Microsoft, this becomes a key unified communications sales channel for us in the U.S.
•	Selected to provide a state of the art unified communications and data communication network in support of both Mumbai International Airport Private Limited and Bangalore International Airport Limited.
•	Provided, with Microsoft, a converged unified communications and data network to Indiana University, one of the largest universities in the U.S. with approximately 110,000 students and 18,000 employees.
•	Teamed with Northwestern University to demonstrate an international network based on next-generation optical network technology, which is designed and optimized to deliver digital media and video in real time.
•	Selected by Baylor University Medical Center in Dallas, ranked among the top 50 U.S. hospitals, to implement a unique integrated communication system. The system is believed to be the first to use IM and presence awareness on mobile devices to improve efficiency and productivity in a healthcare environment.
•	Implemented a network business solution for Jobing.com Arena, home of the National Hockey League’s Phoenix Coyotes, which provides unified communications, data, wireless and multimedia communications infrastructure and services to help transform the venue into a cutting-edge entertainment facility.
•	Provided VoIP networks for a number of enterprises around the world including Jyske Bank of Denmark, Children’s’ Medical Center in Dallas, Purdue University, Kerzner International Limited’s The Cove Atlantis in the Bahamas, Canadian Specialist hospital in Dubai, Bank of Bern, and the Australia Taxation Office.

Global Services

We provide services and solutions supporting the entire lifecycle of multi-vendor, multi-technology networks for enterprises and carriers worldwide seeking to reduce costs, improve efficiency and performance, and capitalize on new revenue opportunities. This includes services to help design, deploy, support and evolve networks for SMBs and large global enterprises; municipal, regional and federal government agencies; wireline and wireless carriers; cable operators; and MVNOs. To keep up with the changing needs of businesses and consumers, carriers must be able to provide new and enhanced services quickly and globally. We believe that we are well suited for this challenge because of our extensive experience in designing, installing and operating both enterprise and carrier networks around the world.

The value of and demand for services is increasing in the industry, with managed services and applications services continuing to grow at above market rates. There are significant opportunities to deliver customer value through services, including opportunities to transform networks to IP, implement next-generation wireless technologies, deliver unified communications and multimedia solutions, and help customers manage their networks from a performance and cost efficiency perspective.

Our Global Services portfolio is organized into four service product groups:

•	Network implementation services including network planning, installation, integration, optimization and security services that help ensure our solutions, including multi-vendor products and services, are engineered and deployed to high industry standards and meet the specific requirements of our customers.
•	Network support services including technical support, hardware maintenance, equipment spares logistics, and on-site engineers that help deliver higher network performance and reduced total cost of ownership.
•	Network managed services, ranging from support of individual solutions to entire networks that provide access to advanced network capabilities while reducing customer investment in assets and operational management. We monitor and manage customer networks from network management centers in Europe, Asia and North America.

•	Network application services including application development, integration and communications-enabled application solutions, as well as hosted multimedia services. These services are employed by our customers to enhance business processes, maximize new revenue opportunities and reduce costs. High-definition telepresence, desktop video conferencing, and applications performance engineering are examples of the services offered.

We combine these services with products, consulting and multi-vendor integration to create network business solutions addressing specific customer business needs. We also develop network partner solutions that leverage relationships with our major industry partners such as Dell, Microsoft and IBM.

We sell services on a direct basis in the carrier market, and employ both direct and indirect sales models for the enterprise market. We have a flexible model that allows channel partners to partner with us in the delivery of a service, or invest to become fully capable in the delivery of that service. This flexibility invites participation that will continue to drive the presence of our services in the market.

Our key competitors in Global Services include Ericsson, Nokia Siemens Networks, Alcatel-Lucent and Motorola in the carrier market, and Cisco, Avaya and Siemens Enterprise in the enterprise market. As well, we both partner and compete with global system integrators such as IBM and HP. Principal competitive factors include, in order of priority: size and scale, global delivery capability and brand recognition. Other important competitive factors include reputation, commitment, investment, pricing, installed base, solutions focus and multi-vendor expertise.

As the impact of convergence continues, we expect that our experience in serving enterprises and carriers (wireline, wireless and cable) will become an increasingly important differentiator for our Global Services offerings. We have significant market presence and incumbent service relationships in both of these markets. Market consolidation and mergers of major competitors have increased the competition for services, as has the continued consolidation of IT and communications. Our top competitors are focused on the large market opportunity for services and have launched competitive service-led strategies. We are addressing this challenge by expanding our service capabilities through strategic partnerships and through the acquisition of resources with critical skills.

We will continue our commitment to services and solutions as a strategic growth segment. With a large installed base, multi-vendor expertise and brand recognition, we believe that we have a significant opportunity to expand services sales.

Two customers make up approximately 16% of Global Services 2007 revenue. The loss of either of these customers could have a material adverse effect on the Global Services segment.

Significant Global Services Developments

•	Partnered with market leaders to create a global ecosystem for delivering and managing unified communications solutions:

•	Named as a Microsoft “Preferred Partner’’ for integrating unified communications solutions and achieved Microsoft’s elite Gold Certified Partner status. Established Microsoft / Nortel collaboration centers in EMEA and North America.

•	Unveiled a comprehensive communications enablement strategy that leverages SOA and Web services for the simple, rapid and efficient delivery of communications-enabled applications and business processes.
•	Continued momentum in managed and hosted services; for example, we:

•	Launched a hosted solutions portfolio for enterprises and carriers.
•	Selected by TELMEX, the leading telecommunications company in Mexico, to provide hosted IP telephony and multimedia services for delivery to enterprises.
•	Selected by THUS to improve the U.K. network operator’s service quality with our managed services.

•	Announced new applications and multimedia services portfolio; for example, we:

•	Launched a complete applications services portfolio including audio conferencing services, video conferencing services, Webcasting services and Web collaboration.
•	Announced an agreement with Polycom to jointly deliver immersive telepresence and high definition, or HD, video conferencing solutions to enterprises worldwide.
•	Named by the State of Georgia as systems integrator for a complete customer service solution including a hosted IP-based multimedia contact center.
•	Implemented network business solutions with innovative, media-rich applications and services for some of North America’s best known sports facilities, including arenas in New Orleans, Montreal, Ottawa, Denver and San Francisco. Jobing.com Arena, home of the National Hockey League’s Phoenix Coyotes, was transformed into a cutting-edge entertainment facility with unified communications, data, wireless and multimedia solutions.

•	Increased momentum in vertical market solutions including:

•	Healthcare: delivered an integrated communication solution for Baylor University Medical, focused on improving business processes and efficiency in patient care.
•	Government: deployed a municipal wireless network in Greenville, N.C. with WindChannel Communications, a leading provider of wireless solutions for government and private enterprise.
•	Hospitality: delivered an advanced hospitality communications solution to MotorCity•Casino Hotel, providing unified communications throughout its facilities.

Metro Ethernet Networks

As applications converge over IP, Ethernet is evolving from a technology for business-to-business communications to an infrastructure capable of delivering next-generation, IP-based voice, video and data applications. IP-based video traffic, in particular, is accelerating this shift to an Ethernet infrastructure. Internet video, residential broadcast TV, video on demand, and new wireless broadband multimedia applications are driving significantly increased bandwidth requirements. Many service providers are now looking to Ethernet as the transport technology for these new video services, in addition to other voice and data services for residential and business customers. We believe that Ethernet technology has the potential to become the infrastructure of choice for the growing metropolitan transport market.

Our MEN solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost for emerging video-intensive applications. The MEN portfolio includes Carrier Ethernet switching, optical networking, and multiservice switching products. With our extensive experience in the optical and Ethernet arenas, MEN solutions use technology innovation to drive scale, simplicity, and cost savings for our customers.

Providing network intelligence, fast failover capability, service scalability and carrier-class operations, our Carrier Ethernet portfolio provides Ethernet switching devices optimized for aggregating and transporting next-generation multimedia services within a service provider’s metropolitan network. Our Carrier Ethernet products feature innovative Provider Backbone Transport, or PBT, technology developed by us that can enable service providers and large enterprises to simplify network management, redefine QoS and deliver substantial cost savings. We now have over 30 Carrier Ethernet customers following our significant PBT win with BT in January 2007 and we are working to build market momentum and drive additional sales in 2008.

We are a leading contributor in the drive to establish PBB-TE, an IEEE standard based on PBT, for extending the simplicity and ease-of-use of Ethernet beyond connectivity services to include network transport.

In 2007, we also formed the Carrier Ethernet Ecosystem, currently consisting of over 20 members, which serves as a partnering framework for the industry’s best solution providers to adopt Ethernet as the preferred means of information transport in carrier networks.

Key to delivering the capacity and service agility to the network are our Adaptive Intelligent All Optical solutions. Our 40Gig Dual Polarization QPSK solution will deliver bandwidth to support video and advanced business applications as well as provide the foundation for a hyperconnected network. This will be accomplished with a solution based on a more efficient data pipeline that has much greater capacity. Moreover, the solution is designed to be simple to deploy, and because it can leverage the existing network infrastructure, it delivers an attractive cost model.

Built with innovative eDCO and eROADM technologies, our solutions not only deliver the required bandwidth, but incorporate network planning and engineering functions, improving network provisioning and restoration times.

With their ability to switch new IP-based applications, deliver Ethernet connectivity services and maintain efficient transport of data traffic on legacy equipment, our multiservice SONET/SDH solutions give our customers flexibility and agility. This enables them to react quickly to changing customer and service requirements to capitalize on the trends driving the industry.

Our multiservice switch portfolio offers reduced networking costs for service providers and enterprises through network consolidation, supporting multiple networking technologies such as ATM, frame relay, IP and voice on a single platform.

Throughout the transition to next-generation packet-based networks, MEN solutions provide a comprehensive and consistent operations solution for all parts and layers of optical and Ethernet networks. We provide one network and domain management system for optical and Ethernet services, retaining key elements of circuit-based operation for Ethernet services.

Cisco and Alcatel-Lucent have leading market shares in the existing Carrier Ethernet market. Other competitors include Huawei, Hitachi Cable, Nokia Siemens Networks and Foundry. We believe the Carrier Ethernet market will divide into two camps: one that supports Ethernet over MPLS solutions and the other that favors native Carrier Ethernet switching solutions such as ours. We have chosen a direction that is different from that of our primary competition, and we look to obtain a leadership share in the new and evolving Carrier Ethernet switching market.

The global optical market is segmented and market position can fluctuate significantly on a quarter-by-quarter basis, but we remain a leading global provider of optical networking, especially in optical WDM equipment. Our principal competitors in this market are large communications companies such as Alcatel-Lucent, Huawei, Nokia Siemens Networks, Fujitsu and Cisco, as well as others that address specific niches within this market, such as Ciena, ADVA, Tellabs and Infinera.

Our MEN solutions can reduce the total cost of deployment and ongoing operation through advanced features that enable network flexibility, adaptability and faster turn-up. Key differentiators also include ease of migration to Ethernet-based networks, our ability to maximize QoS and the implementation of standards-based products for inter-vendor operability.

Three customers make up approximately 24% of MEN 2007 revenue. The loss of any one or more of these customers could have a material adverse effect on the MEN segment.

Significant MEN Developments

•	Selected by BT to supply carrier-grade Ethernet solutions, based on PBT technology pioneered by us, for high-bandwidth services transport over BT’s 21st Century Network.
•	Verizon Business selected our adaptive all optical intelligent equipment for its pan-European long haul network, and our OME 6500 to deliver converged optical transport across 17 European countries and 13 countries in Asia.
•	Provided an optical wireless backhaul infrastructure to SK Telecom, Korea’s largest wireless communications operator, for delivering new wireless services such as wireless Internet, 3D gaming, digital home services and telematics.
•	Chosen by Cyberindo Aditama, Indonesia’s largest Internet service provider, to deliver high-bandwidth services using a Carrier Ethernet solution with PBB technology.
•	Selected by TDC, Denmark’s leading provider of communications solutions, to provide an adaptive all optical intelligent solution to help meet the growing demand in Denmark and the Nordic region for high bandwidth multimedia services such as IPTV, VoIP and enterprise Virtual Private Networks.
•	Selected by service providers groupe-e in Switzerland, Promigas Telecomunicaciones in Colombia, and Highland Telecom and Southern Light in the US, to deliver high bandwidth services using Carrier Ethernet equipment with PBT.
•	Upgraded the backbone network infrastructure of Hong Kong Exchanges and Clearing Ltd, one of Asia’s largest international stock exchanges, with high-bandwidth metro WDM equipment.
•	Selected by Mumbai International Airport Private Limited to provide optical and Carrier Ethernet equipment with PBB and PBT for a new communications infrastructure.
•	Chosen by Taiwan Post, the largest postal, banking and insurance services provider in Taiwan, to deliver a single converged metro WDM infrastructure.
•	Enabled collaborative research globally by supplying optical networks to research and educational institutions such as the Massachusetts Institute of Technology, Internet2, and Northwestern University in the United States, SurfNet in the Netherlands, and VERNet in Australia.

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

Backlog

Our order backlog was approximately $5,100 and $5,200 as of each of December 31, 2007 and 2006, respectively. The backlog consists of confirmed orders as well as $3,109 of deferred revenues in 2007 as reported in our consolidated balance sheet. A portion of our deferred revenues and advanced billings are non-current and we do not expect to fill them in 2008. Most orders are typically scheduled for delivery within twelve months, although in some cases there could be significant amounts of backlog relating to revenue deferred for longer periods. These orders are subject to future events that could cause the amount or timing of the related revenue to change, such as rescheduling or cancellation of orders by customers (in some cases without penalty where management believes it is in our best interest to do so), or customers’ inability to pay for or finance their purchases. Backlog should not be viewed as an indicator of our future performance. A backlogged order may not result in revenue in a particular period, and actual revenue may not be equal to our backlog estimates. Our presentation of backlog may not be comparable with that of other companies.

Product Standards, Certifications and Regulations

Our products are heavily regulated in most jurisdictions, primarily to address issues concerning inter-operability of products of multiple vendors. Such regulations include protocols, equipment standards, product registration and certification requirements of agencies such as Industry Canada, the U.S. Federal Communications Commission, requirements cited in the Official Journal of the European Communities under the New Approach Directives, and regulations of many other countries. For example, our products must be designed and manufactured to avoid interference among users of radio frequencies, permit interconnection of equipment, limit emissions and electrical noise, and comply with safety and communications standards. In most jurisdictions, regulatory approval is required before our products can be used. Delays inherent in the regulatory process may force us to postpone or cancel introduction of products or features in certain jurisdictions, and may result in reductions in sales. Failure to comply with these regulations could result in a suspension or cessation of local sales, substantial costs to modify our products, or payment of fines to regulators. For additional information, see “Environmental Matters” in each of the MD&A and Legal Proceedings sections, and the Risk Factors section of this report. The operations of our service provider customers are also subject to extensive country-specific regulations.

Sources and Availability of Materials

Our manufacturing and supply chain strategy has evolved since 1999 from a traditional in-house model to an outsourced model where we rely primarily on electronic manufacturing services, or EMS, suppliers. We believe this model allows us to benefit from leading manufacturing technologies, leverage existing global resources, lower cost of sales, more quickly adjust to fluctuations in market demand, and decrease our investment in plant, equipment and inventories. By 2007, we had divested substantially all of our manufacturing and related activities.

We continue to retain all supply chain strategic management and overall control responsibilities, including customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs of our reportable segments to be able to deliver products within customary delivery periods. In each segment, we:

•	Make significant purchases, directly or indirectly through our EMS suppliers, of electronic components and assemblies, optical components, original equipment manufacturer products, software products, outsourced assemblies, outsourced products and other materials and components from many domestic and foreign sources.
•	Maintain alternative sources for certain essential materials and components.
•	Occasionally maintain or request our suppliers to maintain inventories of components or assemblies to satisfy customer demand or minimize effects of possible market shortages.

For more information on our supply arrangements, see note 9, “Acquisitions, divestitures and closures — Manufacturing operations”, and note 13, “Commitments”, to the accompanying audited consolidated financial statements and “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Future Uses of Liquidity” in the MD&A section, and the Risk Factors section of this report. For more information on inventory, see “Application of Critical Accounting Policies and Estimates — Provisions for Inventories” in the MD&A section of this report.

Seasonality

We experienced a seasonal decline in revenues in the first quarter of 2007 compared to the fourth quarter of 2006, followed by sequential growth in each quarter thereafter. Results through each reportable segment fluctuated but overall we showed growth quarter over quarter in 2007. The quarterly profile of our business results in 2008 is not expected to be consistent across all reportable segments. We typically expect a seasonal decline in revenue in the first quarter but there is no assurance that results of operations for any quarter will necessarily be consistent with our historical quarterly profile, or that our historical results are indicative of our expected results in future quarters. See “Results of Operations” in the MD&A section, and the Risk Factors section, of this report.

Acquisitions and Divestitures, Alliances and Minority Investments

In an effort to improve our competitive position and accelerate innovation, we, like many of our competitors, continue to actively evaluate potential inorganic opportunities such as strategic acquisitions and divestitures, alliances and minority investments.

Research and Development

Through internal R&D initiatives and external R&D partnerships, we continue to invest in the development of technologies that we believe address customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks and deploy new, profitable services that we believe will change the way people live, work and play.

We are focused on key technologies that we believe will make communications simpler in an emerging era of Hyperconnectivity, and enable businesses and consumers to enjoy a true broadband experience in accessing personalized content and services from any location at any time.

Indeed, the challenges that must be overcome today (such as fixed-mobile convergence, real-time communications handoff, true presence, extension of enterprise applications to mobile devices and carrier-grade enterprise mobility) are multi-dimensional, spanning the domains of wireless and wireline, carrier and enterprise, and infrastructure and applications.

To drive transformation of today’s networks, we are investing in a variety of innovative technologies, primarily focused in the areas of 4G broadband wireless (WiMAX, LTE, Mesh, OFDM, MIMO), Carrier Ethernet (PBT, PBB), next-generation optical (eDCO, eROADM, DOC, 40Gig Dual Polarization QPSK), unified communications, Web-based applications and services (IMS, SOA), secure networking, professional services for unified communications and telepresence.

As at December 31, 2007, we employed approximately 11,778 regular full-time R&D employees (excluding employees on notice of termination and including employees of our joint ventures). We conduct R&D through ten key R&D Centers of Excellence across the globe. We also invest in approximately 50 technology innovation initiatives with more than 20 major universities around the world. We complement our in-house R&D through strategic alliances, partners, and joint ventures with other best-in-class companies. As an example, we have established a joint venture with LGE and formed strategic relationships with a number of companies, including Microsoft and IBM.

We also work with and contribute to leading research organizations, research networks and international consortia, including the Canadian National Research Network or CANARIE, the Global Lambda Integrated Facility, or GLIF, Internet2, and SURFnet.

Standards are a key component of product development, providing an essential framework for adoption of new technologies and services. We participate in approximately 100 global, regional and national standards organizations, forums and consortia, spanning IT and telecom, and hold leadership positions in many of them.

Over the last year, we have taken some significant steps to enhance our R&D function, known for its innovation. In particular, we are increasing our focus on speed and velocity (in terms of time to market with products and solutions and achieving year-over-year improvement in development cycle time), quality and productivity. Specifically, we:

•	Accelerated the shift of our R&D dollars towards new and emerging markets and technologies,
•	Established a common engineering function to centralize those key engineering functions, technologies, and platforms that have the greatest potential to be leveraged across the entire company,
•	Increased our focus on hiring new R&D graduates,

•	Created an R&D site governance council to help ensure that we always have the right skills for the future, in the right jobs and the right locations,
•	Made the decision to pursue the Capability Maturity Model Integration, or CMMI, framework, an industry-recognized set of best practices, as a way to develop, refine and benchmark our R&D processes at the product, business and site levels, and
•	Executed on our strategy to more effectively recognize the significance of the contributions of our R&D community, through such new programs as the Technical Fellowship of Nortel Program and the Distinguished Member of Technical Staff Program. We also held the first Nortel Technical Conference, which will annually bring together several hundred of our leading engineers to network, share their key innovations and help solve some of the biggest challenges facing the industry today.

We expect to continue our R&D investment at an industry-competitive rate of 15% of revenue in 2008.

The following table shows our consolidated expenses for R&D in each of the past three fiscal years ended December 31:

	2007	2006	2005

R&D expense	$1,723	$1,940	$1,874
R&D costs incurred on behalf of others*	7	16	28

Total	$1,730	$1,956	$1,902

*	These costs include research and development charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Intellectual Property

Intellectual property is fundamental to us and the business of each of our reportable segments. We generate, maintain, use and enforce a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from R&D activities. We have entered into mutual patent cross-license agreements with several major companies to enable each party to operate with reduced risk of patent infringement claims. In addition, we license certain of our patents and/or technology to third parties, and license certain intellectual property rights from third parties. Our trademarks and trade names, Nortel and Nortel Networks, are two of our most valuable assets. We sell products primarily under these brand names. We have registered the Nortel and Nortel Networks trademarks, and many of our other trademarks, in countries around the world.

We use intellectual property rights to protect investments in R&D activities, strengthen leadership positions, protect our good name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. See the Risk Factors section of this report.

Employee Relations

At December 31, 2007, we employed approximately 32,550 regular full-time employees (excluding employees on notice of termination and including employees of our joint ventures), including approximately:

•	11,975 regular full-time employees in the U.S.;
•	6,800 regular full-time employees in Canada;
•	5,625 regular full-time employees in EMEA; and
•	8,150 regular full-time employees in other countries.

We also employ individuals on a regular part-time basis and on a temporary full- or part-time time basis, and engages the services of contractors as required.

In January 2007, we reduced our workforce by approximately 1,700 employees, primarily in France, Ottawa, Canada and Beijing, China, in connection with the sale of our UMTS Access business to Alcatel-Lucent. Additionally, in February 2007, we outlined plans for a net reduction to our global workforce of approximately 2,900 positions as part of our Business Transformation plan. Approximately 70% of these reductions took place in 2007. At that time we also announced plans to shift 1,000 additional positions to lower cost locations, and approximately 35% of this activity took place in 2007. During 2007, approximately 150 additional positions were identified and incorporated into the plan. Also, due to delay in implementation of a shared services initiative, 300 positions were removed from the plan, reducing the total number of workforce reductions to approximately 2,750. These remaining actions are expected to be completed over 2008 and 2009. On February 27, 2008, we announced a further net reduction of our global workforce of approximately 2,100 positions, with an additional 1,000 positions to be moved from higher cost to lower cost locations.

For additional information, see “Special charges” in note 6 of the accompanying audited consolidated financial statements and “Executive Overview — Significant Business Developments — Business Transformation Initiatives” and “Results of Operations — Special Charges” in the MD&A section of this report.

At December 31, 2007, labor contracts covered approximately 2% of our employees, including four contracts covering approximately 2.5% of Canadian employees, three contracts covering approximately 5% of EMEA employees, one contract covering all employees in Brazil, and one contract covering less than 1% of employees in the U.S. (employed by Nortel Government Solutions Incorporated, or NGS).

While overall employee satisfaction increased slightly in 2007, this continues to be an important area of focus for us.

During 2007, approximately 2,750 regular full-time employees were hired, approximately 40% of which were new graduates. We believe it will become increasingly important to our future success to attract, integrate and retain an appropriate mixture of new graduate talent along with experienced recruits with high levels of technical, management and financial expertise, and other skill sets critical to the industry. See the ”Risk Factors” section of this report.

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

Financial Information about Segments and Product Categories

For financial information about segments and product categories, see note 5, “Segment information”, to the accompanying audited consolidated financial statements, and “Segment Information” in the MD&A section of this report.

Financial Information by Geographic Area

For financial information by geographic area, see note 5, “Segment information”, to the accompanying audited consolidated financial statements and “Results of Operations — Revenues” in the MD&A section of this report.

Working Capital

For a discussion of our working capital practices, see note 10, “Long-term debt”, to the accompanying audited consolidated financial statements, “Liquidity and Capital Resources” and “Application of Critical Accounting Policies and Estimates” in the MD&A section of this report, the Risk Factors section of this report and “Sources and Availability of Materials” above in this section of this report.

GLOSSARY OF CERTAIN TECHNICAL TERMS

3GPP (3rd Generation Partnership Project) is a collaboration between groups of telecommunications associations, to make a globally applicable third generation, or 3G, mobile phone system specification.

40Gig Dual Polarization QPSK (Quadrature Phase Shift Keying) is an innovative modulation scheme that enables 40Gbps transmission with 10Gig-equivalent reach and dispersion tolerances, reducing the amount of equipment/capital expenses required in the network.

ATM (Asynchronous Transfer Mode) is a high-performance, cell-oriented switching and multiplexing technology that uses fixed-length packets to carry different types of traffic.

CDMA2000 1x (Code Division Multiple Access) is a 3G digital mobile technology.

CDMA2000 EV-DO (Evolution — Data Optimized) is a 3G digital mobile technology enabling high performance wireless data transmission.

CMMI (Capability Maturity Model Integration) is an industry-recognized set of best practices that we have adopted as a way to develop, refine, and benchmark our processes at the product, business, and site levels.

DOC (Domain Optical Controller) is an intelligent software engine responsible for continuously monitoring and optimizing an entire optical network.

eDCO (electronic Dispersion Compensating Optics) extends wavelengths over 2,000 kilometers without regeneration, amplification or dispersion compensation.

EDGE (Enhanced Data GSM Environment) is a faster version of GSM’s data protocols.

eROADM (enhanced Reconfigurable Optical Add/Drop Multiplexer) is a component of Nortel’s Common Photonic Layer, or CPL, an agile, self-optimizing DWDM platform for cost-effective metro, regional and long haul networks. eROADM enables dynamic optical branching of up to five different optical paths in addition to basic add/drop of individual wavelengths.

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

IEEE means the Institute of Electrical and Electronics Engineers.

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

LTE (Long Term Evolution) is an evolving networking standard expected to enable wireless networks to support data transfer rates up to 100 megabits per second.

Mesh is a network solution that extends the reach of wireless LANs securely and effectively and is often used in municipal wireless networks.

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

OFDM (Orthogonal Frequency-Division Multiplexing) is a technique used with wireless LANS to transmit large amounts of digital data over a large number of carriers spaced at precise radio frequencies.

PBB (Provider Backbone Bridging) extends the ease-of-use, high capacity and lower cost of Ethernet technology beyond corporate networks to service provider networks by providing sufficient additional addressing space for orders of magnitude greater scalability.

PBB-TE (Provider Backbone Bridging — Transport Engineering) is the IEEE standard being developed that is based on PBT.

PBT (Provider Backbone Transport) is an innovative technology that delivers the TDM-like connection management characteristics service providers are familiar with to traditionally connectionless Ethernet.

QoS (Quality of Service) refers to control mechanisms that prioritize network traffic to ensure sufficient bandwidth for real-time, delay-sensitive applications like VoIP and IPTV.

SIP (Session Initiation Protocol) is an IP telephony signaling protocol developed by the IETF, or Internet Engineering Task Force, primarily for VoIP but flexible enough to support video and other media types as well as integrated voice-data applications.

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

UMTS means Universal Mobile Telecommunications System.

VCC (Voice Call Continuity) is a 3GPP specification that describes how a voice call can be persisted as a mobile phone moves between circuit switched and packet switched radio domains.

VoIP (Voice over IP) refers to routing voice over the Internet or any IP-based network.

WAN (Wide Area Network) is a wireline and wireless long-distance communications network that covers a wide geographic area, a state or country, for example, to connect LANs.

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

We have organized our risks into the following categories:

•	Risks Relating to Our Business;
•	Risks Relating to Our Liquidity, Financing Arrangements and Capital; and
•	Risks Relating to Our Prior Restatements and Related Matters.

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

The more traditional distinctions between communications equipment providers, computer hardware and software providers and service and solutions companies are blurring with increasing competition between these entities and yet we believe that to be successful going forward it will be increasingly necessary for companies to partner with others in this group in order to offer an integrated and broader based solution. As such distinctions blur, there are new opportunities but increasing uncertainty and risk, including the potential that regulatory decisions or other factors may affect customer spending decisions.

Since some of the markets in which we compete are characterized by the potential for rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller, specialized companies and start-up ventures are now, or may in the future become, our principal competitors. In particular, we currently, and may in the future, face increased competition from low cost competitors and other aggressive entrants in the market seeking to grow market share.

Some of our current and potential competitors may have substantially greater marketing, technical and financial resources, including greater access to the capital markets, than we do. These competitors may have a greater ability to provide customer financing in connection with the sale of products and may be able to accelerate product development or engage in aggressive price reductions or other competitive practices, all of which could give them a competitive advantage over us. Our competitors may enter into business combinations or other relationships to create even more powerful, diversified or aggressive competitors.

We may also face competition from the resale of used telecommunications equipment, including our own, by failed, downsized or consolidated high technology enterprises and telecommunications service providers.

We may be materially and adversely affected by cautious capital spending, including as a result of current economic uncertainties, or a change in technology focus by our customers, particularly certain key customers.

Continued cautiousness in capital spending by service providers and other customers (including certain recent announcements) may affect our revenues and operating results more than we currently expect and may require us to adjust our current business model. We have focused on larger customers in certain markets, which provide a substantial portion of our revenues and margin. Reduced spending, or a loss, reduction or delay in business from one or more of these customers, a significant change in technology focus or a failure to achieve a significant market share with these customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity, and we could be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. Further, the trend towards the sale of converged networking solutions could also lead to reduced capital spending on multiple networks by our customers as well as other significant technology shifts, including for our legacy products, which could materially and adversely affect our business, results of operations and financial condition.

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

The development of new, technologically advanced products, including IP-optimized networking solutions, software products and 4G wireless networks, such as LTE and WiMax to either evolve customers from a CDMA network to a 4G network or implement a new wireless network, is a complex and uncertain process. It requires maintaining financial flexibility to react to changing market conditions and significant R&D commitments, as well as the accurate anticipation of technological and market trends along with the timely delivery of new technology. Investments in this environment may result in our R&D and other expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a product to market may be high or market trends could change unexpectedly. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

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

The demand for IP-optimized networking solutions or 4G wireless networks may be lower than we currently expect or may increase at a slower pace than we currently anticipate. On a regional basis, growth of our revenues from sales of our networking solutions in developing countries, such as China and India, may be less than we anticipate if current customer demand does not translate into future sales, we are unable to establish strategic alliances in key markets or developing countries experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate.

The market may also develop in an unforeseen direction. Certain events, including the commercial availability and actual implementation of new technologies, including 4G wireless networks, or the evolution of other technologies, may occur, which would affect the extent or timing of anticipated market demand, or increase demand for products based on other technologies, or reduce the demand for IP-optimized networking solutions or 4G wireless networks. For example we are seeing an increased demand for LTE as the path to evolve older technologies such as CDMA to 4G wireless networks. Any such change in demand may reduce purchases of our networking solutions by our customers, require increased or more rapid expenditures to develop and market different technologies, or provide market opportunities for our competitors.

Certain key and new product evolutions are based on different or competing standards and technologies. There is a risk that the proposals we endorse and pursue may not evolve into an accepted market standard or sufficient active market demand.

If our expectations regarding market demand and direction are incorrect, or the rate of development or acceptance of our next-generation solutions such as LTE does not meet market demand and customer expectation, or, if sales of our traditional circuit switching solutions decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our next-generation solutions, it could materially and adversely affect our business, results of operations and financial condition.

We continue to restructure and transform our business. The assumptions underlying these efforts may prove to be inaccurate, or we may fail to achieve the expected benefits from these efforts, we may not successfully manage our costs and we may have to restructure or transform our business again in the future.

In order to be successful, we must have a competitive business model which brings innovative products and services to market in a timely way. We continue to restructure and transform our business in response to changes in industry and market conditions and to focus on business simplification, quality improvement, reduce direct and indirect costs, and new revenue growth. We must manage the potentially higher growth areas of our business, which entail higher operational and financial risks, as well as the non-core areas, in order for us to achieve improved results. Our assumptions underlying these actions may not be correct, we may be unable to successfully execute these plans, and even if successfully executed, our actions may not be effective or may not lead to the anticipated benefits, or we may not on an ongoing basis successfully manage our costs. As a result, we may determine that further restructuring or business transformation will be needed, which could result in the need to record further special charges such as costs associated with workforce reductions, and we may be unable to maintain or improve our market competitiveness or profitability.

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

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain businesses. Any decision by management to further limit investment in, or exit or dispose of, businesses may result in the recording of additional charges. Any such decisions may not occur on the expected timetable, or at all, which may have a material adverse effect on our business, results of operations and financial condition.

As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and therefore trigger further write-downs of these assets.

Further write-downs may have a material adverse effect on our business, results of operations and financial condition.

Negative developments associated with our suppliers and contract manufacturers, including our reliance on certain suppliers for key optical networking solutions components, and on a sole supplier for the majority of our manufacturing and design functions and consolidation in the industries in which our suppliers operate may materially and adversely affect our business, results of operations, financial condition and customer relationships.

Our equipment and component suppliers have experienced, and may continue to experience, consolidation in their industry, and at times financial difficulties, which may result in fewer sources of components or products, increased prices and greater exposure relating to the financial stability of our suppliers. A reduction or interruption in component supply or external manufacturing capacity, a significant increase in the price of one or more components, or excessive inventory levels could materially and negatively affect our gross margins and our operating results and could materially damage customer relationships.

In particular, we currently rely on certain suppliers for key optical networking solutions components, and our supply of such components could be materially adversely affected by adverse developments in that supply arrangement with these suppliers. If these suppliers are unable to meet their contractual obligations under our supply arrangements and if we are then unable to make alternative arrangements, it could have a material adverse effect on our revenues, cash flows and relationships with our customers.

As part of the transformation of our supply chain from a vertically integrated manufacturing model to a virtually integrated model, we have outsourced substantially all of our manufacturing capacity, and divested associated assets, to contract manufacturers, including an agreement with Flextronics Telecom Systems Ltd., or Flextronics. As a result, a significant portion of our supply chain is concentrated with Flextronics. In addition, further consolidation in the contract manufacturing industry has had the effect of increasing that concentration. Outsourcing our manufacturing capability to contract manufacturers involves potential challenges in designing and maintaining controls relating to the outsourced operations in an effective and timely manner. We work closely with our suppliers and contract manufacturers to address issues such as cost, quality and timely delivery and to meet increases in customer demand, when needed, and we also manage our internal inventory levels as required. However, we may encounter difficulties, including shortages or interruptions in the supply of quality components and/or products in the future, and we may also encounter difficulties with our concentrated supply chain relationships, which could be compounded by potential consolidation by our key suppliers. Further, certain key elements of our efforts to transform our business require and are reliant on our suppliers meeting their commitments and working cooperatively and effectively on these transformation aspects.

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

We may be required to pay significant penalties or liquidated damages, or our customers may be able to cancel contracts, in the event that we fail to meet contractual obligations including delivery and installation deadlines, which could have a material adverse effect on our revenues, operating results, cash flows and relationships with our customers.

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

We record provisions for estimated costs related to product warranties given to customers to cover defects. These provisions are based in part on historical product failure rates and costs. See “Application of Critical Accounting Policies and Estimates — Provisions for Product Warranties” in the MD&A section of this report. If actual product failure rates or materials replacement, labor or servicing costs are greater than our estimates, our gross margin could be negatively affected.

Fluctuations in foreign currency exchange rates could negatively impact our business, results of operations and financial condition.

As an increasing proportion of our business may be denominated in currencies other than U.S. Dollars, fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition. Our primary currency exposures are to Canadian Dollars, British Pounds and the Euro. These exposures may change over time as we change the geographic mix of our global business and as our business practices evolve. For instance, if we increase our presence in emerging markets, we may see an increase in our exposure to emerging market currencies, such as the Indian Rupee, Brazilian Real and the Chinese Yuan. These currencies may be affected by internal factors and external developments in other countries. Also, our ability to enter into normal course derivative or hedging transactions to mitigate such exposures in the future may be impacted by our credit condition. Significant foreign exchange rate fluctuations could have a material adverse effect on our business, results of operations and financial condition.

We also engage in economic foreign exchange and interest rate hedging programs. If these programs do not meet the hedge effectiveness designation criteria prescribed by certain accounting rules, or if we choose not to pursue such designation, changes in the fair value of the hedge could result in volatility to our income statement or have a negative effect on our results of operations.

If we fail to manage the higher operational and financial risks associated with our international expansion efforts, it could have a material adverse effect on our business, results of operations and financial condition.

We intend to continue to pursue international and emerging market growth opportunities. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on those investments, if any, are realized, which may result in expenses growing at a faster rate than revenues. Furthermore, those projects and investments could be adversely affected by, among other factors: reversals or delays in the opening of foreign markets to new competitors or the introduction of new technologies into those markets; a challenging pricing environment in highly competitive new markets; exchange controls; restrictions on repatriation of cash; nationalization or regulation of local industry; economic, social and political risks; taxation; challenges in staffing and managing international opportunities; and acts of war or terrorism.

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

In addition, as part of our business transformation program in 2007, we substantially reduced and began focusing our total overall expenditure on protecting our intellectual property rights with an intention to focus on the key elements of such rights but there is a risk we may not adequately protect key elements. Expenditures on protecting intellectual property in 2008 are expected to be essentially flat from 2007. Additionally, efforts at refocusing the total expenditure on protecting intellectual property rights will continue in 2008.

Claims of intellectual property infringement or trade secret misappropriation may also be asserted against us, or against our customers in connection with their use of our products or our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide significant competitive advantages. We believe that intellectual property licensed from third parties will remain available on commercially reasonable terms in such cases, however there can be no assurance such rights will be available on such terms and an inability to license such rights could have a material adverse effect on our business. An unfavorable outcome in such a claim could require us to cease offering for sale the products that are the subject of such a claim, pay substantial monetary damages to a third party, make ongoing royalty payments to a third party and indemnify our customers.

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

The telecommunications industry is highly regulated by governments around the globe, although market-based reforms are taking place in many countries. Changes in telecommunications regulations, product standards and spectrum availability, or other industry regulation in any country in which we or our customers operate could significantly affect demand for and the costs of our products. For example, regulatory changes could affect our customers’ capital spending decisions, increase competition among equipment suppliers or increase the costs of selling our products, any of which could have a material adverse effect on our business, results of operation and financial condition.

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

We may make strategic acquisitions. If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected.

From time to time, we consider acquisitions of businesses that we believe will enhance the expansion of our business and products. Acquisitions involve significant risks and uncertainties, including:

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

We have announced a number of strategic alliances with suppliers, developers and members of our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs, including our joint venture with LGE and our alliances with Microsoft and IBM. We believe that cooperation between multiple vendors is critical to the success of our communications solutions for both service providers and enterprises. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers. Our business may also be adversely affected if our choice of strategic alliance collaborators does not enable us to leverage our existing and future product and service offerings in order to capitalize on expected future market trends (such as convergence in the enterprise market).

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

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, level of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. As of December 31, 2007, our primary source of liquidity was cash and we expect this to continue throughout 2008. We cannot be assured that our operations will generate significant cash flow in 2008. If we do not meet our business transformation goals, including those relating to our operating margins, restructuring and working capital programs, our cash flow could be adversely impacted. As discussed below under “We are subject to ongoing criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties or subject us to sanctions that may have material adverse effects on us,” any payments we make in connection with any judgments, fines, penalties or settlements in connection with our pending civil litigation and investigations could materially adversely affect our cash position and more generally our business, results of operations and financial condition.

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

In order to finance our business, we have incurred significant levels of debt. As of December 31, 2007, NNC had approximately $4.5 billion of debt. In the future, we may need to obtain additional sources of funding, which may include debt or convertible debt financing. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, or any significant reduction in, or access to, the EDC Support Facility, could place us at a competitive disadvantage compared to competitors that have less debt and could materially and adversely affect our ability to: fund the operations of our business; borrow money in the future or access other sources of funding; refinance our existing debt, should we decide to do so; pay interest, or judgments, settlements, fines or other penalties; and maintain our flexibility in planning for or reacting to economic downturns, adverse industry conditions and adverse developments in our business, and our ability to withstand such events.

Covenants in the indentures governing certain of our senior notes impose operating and financial restrictions on us, which may prevent us from issuing new debt and from capitalizing on business opportunities.

The indentures governing our senior notes contain various restrictive covenants. See “Liquidity and Capital Resources” in the MD&A section of this report.

These and other restrictions in the indentures governing our senior notes may limit our ability to execute our business strategy. A failure to comply with these restrictions could result in an event of default under the senior notes. In such circumstances, it is possible that the holders of our public debt or our lenders would seek to accelerate the maturity of our debt and we and NNC may be unable to meet our respective payment obligations. If this were to occur, we might be forced to seek a waiver or an amendment under the indenture, which could make the terms of these arrangements more onerous for us.

Our credit ratings are below investment grade, which may adversely affect our liquidity.

Our long-term corporate credit rating from Moody’s is currently “B3” and our preferred share rating is “Caa3” and from S&P, it is currently “B−” and its preferred share rating is “CCC−”. Both Moody’s and S&P have set their respective outlooks at stable. These ratings are below investment grade. These ratings and our current credit condition affect, among other things, our ability to raise debt, access the commercial paper market (which is currently closed to us), engage in alternative financing arrangements, obtain bank financings and our ability and the cost to sell or securitize receivables, obtain customer bid, performance-related and other bonds and contracts and/or enter into normal course derivative or hedging transactions. These factors also affect the terms under which some customers and suppliers are willing to continue to do business with us and the price of our publicly traded securities. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

An increased portion of our cash and cash equivalents may be restricted as cash collateral if we are unable to secure alternative support for certain obligations arising out of our normal course business activities.

The EDC Support Facility may not provide all the support we require for certain of our obligations arising out of our normal course of business activities. As of December 31, 2007, there was approximately $146 of outstanding support utilized under the EDC Support Facility, approximately $89 of which was outstanding under the small bond sub-facility. The EDC Support Facility will terminate on December 31, 2011, subject to automatic annual renewal each following year, unless either party provides written notice to the other of its intent to terminate. Individual bonds supported under the EDC Facility currently expire on the fourth anniversary of such individual bond regardless of the termination date of the EDC Support Facility. EDC may also suspend its obligation to issue us any additional support if events occur that have a material adverse effect on our business, financial position or results of operations. If we do not have access to sufficient support under the EDC Support Facility, and if we are unable to secure alternative support, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which would reduce our liquidity.

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

We currently maintain various defined benefit plans in North America and the U.K. covering various categories of employees and retirees, which represent our major retirement plans. In addition, we have smaller retirement plans in other countries. Effective January 1, 2008, accrual for service will no longer continue under our North American defined benefit plans. In November 2006, we reached an agreement with the Trustee of our pension plan in the U.K. that sets the levels of contribution through April 2012. As a result of these North American and U.K. changes, we have greater clarity regarding our contribution levels for the next several years. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operation of the plans, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If future trends differ from the assumptions, the amounts we are obligated to contribute to the plans may increase. If the financial markets perform lower than the assumptions, we may have to make larger contributions in the future than we would otherwise have to make and expenses related to defined benefit plans could increase. Also, if interest rates are lower in the future than we assume they will be, then we could be required to make larger contributions than we would otherwise have to make.

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

Risks Relating to Our Prior Restatements and Related Matters

We are subject to ongoing criminal investigations in the U.S. and Canada, which could require us to pay substantial fines or other penalties or subject us to sanctions that may have material adverse effects on us.

We have effected successive restatements of certain prior periods financial results (see our Annual Reports on Form 10-K for the fiscal years ended 2006, 2005, 2004 and 2003). We and NNC have also received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our and NNC’s financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing. See the Legal Proceedings section of this report.

We cannot predict when these investigations will be completed or the timing of any other related developments, nor can we predict what the results of these investigations may be.

We continue to incur expenses in connection with these investigations and may be required to pay material judgments, fines, penalties or settlements, and we have not taken any reserves for any such payments. The investigations may adversely affect our ability to obtain, or increase the cost of obtaining, directors’ and officers’ liability insurance and other types of insurance, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the findings and outcomes of the criminal investigations and our settlements with the OSC and SEC in May 2007 and October 2007, respectively, may adversely affect the course of the remaining civil litigation against us.

The Global Class Action Settlement requires NNC to pay a substantial cash amount and will result in a significant dilution of existing equity positions.

NNC has entered into agreements to settle the U.S. class actions and all but one of the related Canadian actions. In December 2006 and January 2007, the Global Class Action Settlement was approved by all of the courts in New York, Ontario, British Columbia and Quebec.

Under the terms of the Global Class Action Settlement, NNC agreed to pay $575, plus applicable accrued interest, in cash and will issue approximately 62,866,775 Nortel Networks Corporation common shares (representing approximately 14.5% of Nortel Networks Corporation common shares outstanding as of February 7, 2006), to the plaintiffs, and NNC will contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under its bonus plan. The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of shares issuable in connection with the equity component was fixed. The administration of the settlement continues to be a complex and lengthy process. Although we cannot predict how long the process will take, approximately 4% of the settlement shares have been issued, and we currently expect the issuance of the balance to commence in the first half of 2008. NNC’s insurers agreed to pay $229 towards the settlement and NNC agreed with the insurers to certain indemnification obligations. While we believe that these indemnification obligations would be unlikely to materially increase NNC’s total payment obligations under the Global Class Action Settlement, any such indemnification payments could be material and would not reduce the amounts payable by NNC. The equity component of the Global Class Action Settlement will result in a dilution of existing equity positions, could contribute to volatility in the market price of Nortel Networks Corporation common shares and could materially and adversely impact future financings with equity or equity-related securities.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

In 2007, we continued to reduce the size of our facilities as part of a square footage reduction program associated with our 2007 Business Transformation plan. We vacated approximately 1 million square feet of operating space. In addition, we fully disposed of approximately 1.9 million square feet of space, eliminating any direct or contingent liability with respect to that space. The disposed space included our Montreal, Canada facility and a portion of our Monkstown, Northern Ireland facility, netting a combined $65. During 2008, we plan to vacate an additional 0.5 million square feet and fully dispose of 0.8 million square feet as a continuation of the plan. On February 27, 2008, we announced our plan to further reduce our real estate portfolio by an additional 750,000 square feet by the end of 2009. For further information see “Executive Overview — Significant Business Developments — Business Transformation Initiatives” and “Results of Operations — Special Charges” in the MD&A section of this report.

We believe our facilities are suitable, adequate and sufficient to meet current needs. Most sites are used by multiple business segments for various purposes. As of December 31, 2007, estimated facilities use by segment was 25% Global Operations, 19% Carrier Networks, 13% Enterprise Solutions, 7% MEN, 17% Global Services, and 19% one or more segments and/or corporate facilities. In 2007, we operated 207 sites occupying approximately 11.1 million square feet.

	Number	Number
Type of Site*	Owned	Leased	Geographic Locations

Manufacturing and repair**	5	—	EMEA, CALA and the Asia region
Distribution centers	—	7	U.S., EMEA, CALA and the Asia region
Offices (administration, sales and field service)	2	183	All geographic regions
Research and development	3	8	U.S., Canada, EMEA and the Asia region

TOTAL***	10	198

*	Indicates primary use. A number of sites are mixed-use facilities.
**	Manufacturing sites in China and Thailand are operated by Nortel joint ventures. The site in China is owned pursuant to land use rights granted by Chinese authorities. Small amounts of integration and test activity are conducted by Nortel in Northern Ireland, Brazil and Turkey.
***	Excludes approximately 4.1 million square feet, designated as part of planned square footage reduction plans, of which approximately 3.1 million square feet was sub-leased.

ITEM 3.	Legal Proceedings

Nortel I Class Actions: Subsequent to NNC’s announcement on February 15, 2001, in which it provided revised guidance for financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada, or collectively, the Nortel I Class Actions. These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired NNC securities during certain periods between October 24, 2000 and February 15, 2001. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws.

Nortel II Class Actions: Subsequent to the announcement on March 10, 2004, in which NNC indicated it was likely that it would need to revise its previously announced unaudited results for the year ended December 31, 2003 and the results reported in certain of its quarterly reports in 2003, and to restate its previously filed financial results for one or more earlier periods, NNC and certain of its then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada, or collectively, the Nortel II Class Actions. These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired NNC securities during certain periods between February 16, 2001 and July 28, 2004. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and competition laws in connection with certain of NNC’s financial results.

Global Class Action Settlement: During 2006, NNC entered into agreements to settle all of the Nortel I Class Actions and Nortel II Class Actions, or the Global Class Action Settlement, concurrently, except one related Canadian action described below. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, British Columbia and Quebec, and became effective on March 20, 2007.

Under the terms of the Global Class Action Settlement, NNC agreed to pay $575 in cash plus accrued interest and issue approximately 62,866,775 Nortel Networks Corporation common shares to the plaintiffs (representing approximately 14.5% of Nortel Networks Corporation common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits). NNC will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under NNC’s bonus plan. The total settlement amount includes all plaintiffs’ court-approved attorneys’ fees. On June 1, 2006, NNC placed $575 plus accrued interest of $5 into escrow and classified this amount as restricted cash. As a result of the Global Class Action Settlement, NNC established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve was adjusted each quarter from February 2006 through March 20, 2007 to reflect the fair value of the Nortel Networks Corporation common shares issuable.

The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of shares issuable in connection with the equity component was fixed. As such, a final measurement date occurred for the equity component of the settlement and the value of the shares issuable was fixed at their fair value of $1,626 on the effective date.

NNC recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of the final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within shareholders’ equity on March 20, 2007 as the number of issuable shares was fixed on that date. The reclassified amount will be further reclassified to Nortel Networks Corporation common shares as the shares are issued. At the effective date of March 20, 2007, NNC also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement, as the funds became controlled by the escrow agents and NNC’s obligation has been extinguished. The administration of the settlement will be a complex and lengthy process. Plaintiffs’ counsel will submit lists of claims approved by the claims administrator to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants will begin. Although we cannot predict how long the process will take, approximately 4% of the settlement shares have been issued, and NNC currently expects the issuance of the balance to commence in the first half of 2008.

NNC’s insurers have agreed to pay $229 in cash toward the settlement and NNC has agreed to certain indemnification obligations with them. NNC believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement.

Under the terms of the Global Class Action Settlement, NNC also agreed to certain corporate governance enhancements. These enhancements, included the codification of certain of NNC’s current governance practices in the written mandate for its Board of Directors and the inclusion in NNC’s Statement of Corporate Governance Practices contained in its annual proxy circular and proxy statement of disclosure regarding certain other governance practices.

Ontario Settlement: In August 2006, NNC reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval, or the Ontario Settlement. In February 2007, the court approved the Ontario Settlement. The settlement did not have a material impact on NNC’s financial condition and an accrued liability was recorded in the third quarter of 2006 for the related settlement, which was paid in the first quarter of 2007.

SEC Settlement: We and NNC had been under investigation by the SEC since April 2004 in connection with previous restatements of our and NNC’s consolidated financial statements. As a result of discussions with the Enforcement Staff of the SEC for purposes of resolving the investigation, NNC recorded an accrual in its consolidated financial statements in the second quarter of 2007 in the amount of $35, which it believed represented the best estimate for the liability associated with this matter at that time. In October 2007, we and NNC reached a settlement on all issues with the SEC in connection with its investigation of the previous restatements of our and NNC’s financial results. As part of the settlement, NNC agreed to pay a civil penalty of $35 and a disgorgement in the amount of one U.S. Dollar, and we and NNC consented to be restrained and enjoined from future violations of the antifraud, reporting, books and records and internal control provisions of U.S. federal securities laws. Further, we and NNC are required to provide to the SEC quarterly written reports detailing our progress in implementing our and NNC’s remediation plan and actions to address our remaining weakness relating to revenue recognition. This reporting requirement began following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is expected to end following the filing of this report and delivery of the corresponding remediation progress report, based upon the elimination of our remaining material weakness and full implementation of our remediation plan.

OSC Settlement: In April 2004, NNC also announced that we and NNC were under investigation by the Ontario Securities Commission, or the OSC, in connection with the same matters as the SEC investigation. In May 2007, we and NNC entered into a settlement agreement with the Staff of the OSC in connection with its investigation. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, we and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, our progress in implementing our remediation plan. This reporting obligation began following the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and is expected to end following the filing of this report and delivery of the corresponding remediation progress report based upon the elimination of our remaining material weakness relating to revenue recognition. The OSC order did not impose any administrative penalty or fine. However, NNC made a payment to the OSC in the amount CAD $1 million as a contribution toward the cost of its investigation.

SEC complaint against former Nortel officers: In connection with these investigations, on March 12, 2007, the SEC filed a complaint against certain of NNC’s former officers in the U.S. District Court for the Southern District of New York alleging substantially to the effect that they engaged in fraud or deceit upon purchasers of Nortel securities, falsified books, records or accounts; made materially false or misleading statements or statements that omitted material facts; issued certifications in violation of Section 13a-14 of the Exchange Act; and aided and abetted us in violating the Exchange Act by filing with the SEC factually inaccurate periodic reports, not keeping accurate books, records and accounts, not maintaining a system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in conformity with U.S. GAAP and not maintaining accountability for our assets. The complaint was subsequently amended and filed with the Court on September 12, 2007.

OSC complaint against former Nortel officers: In addition, on March 12, 2007, the OSC issued a notice of hearing with respect to certain of our former officers in respect of the same underlying facts as the SEC complaint. The statement of allegations accompanying the notice of hearing alleges substantially to the effect that the former officers authorized, permitted or acquiesced in the making of material misstatements in our public financial disclosure filed with the OSC where they knew or ought to have known that such statements were materially misleading, contrary to Ontario securities law; breached their duty of care by failing to act prudently and on a reasonably informed basis in respect of ensuring the fairness and completeness of our financial disclosure; failed to implement appropriate internal controls and procedures to identify, supervise, monitor, control and fully disclose accounting policies relating to the recognition of revenue and/or the proper recording and release of accrued liabilities and other provisions; by the manner in which they emphasized the achievement of earnings targets, instigated and/or reinforced a culture of non-compliance with generally accepted accounting principles; and failed to apply reasonable internal controls in circumstances where they knew or ought to have known such conduct could or would lead to unreliable and materially misleading financial disclosure.

U.S. federal grand jury subpoenas and RCMP investigation: In May 2004, NNC received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. In August 2005, NNC received an additional federal grand jury subpoena seeking additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan. These investigations are ongoing. A criminal investigation into NNC’s financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing.

ERISA lawsuit: Beginning in December 2001, NNC, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in Nortel Networks Corporation common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified.

Ontario proposed derivative action: In December 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on NNC’s behalf against certain of its then-current and former officers and directors. The derivative action alleges, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions. If the application is granted, the proposed derivative action would seek on NNC’s behalf, among other things, compensatory damages of Canadian $1,000 and punitive damages of Canadian $10 from the individual defendants. The proposed derivative action would also seek an order directing NNC’s Board of Directors to reform and improve its corporate governance and internal control procedures as the court may deem necessary or desirable and an order that NNC pay the legal fees and other costs in connection with the proposed derivative action. The application for leave to commence this action has not yet been heard.

Shareholder statement of claim against Deloitte: On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of Nortel against Deloitte & Touche LLP. The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three shareholders have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act, and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence and breach of fiduciary duty. The claim seeks damages and other relief on Nortel’s behalf, including recovery of payments that NNC will make to class members as part of the Global Class Action Settlement. The Litigation Committee of NNC’s Board of Directors has reviewed the matter and has advised the law firm pursuing the derivative action of Nortel’s position on the proposed claim. On February 6, 2008, an application was filed by the three shareholders for leave to commence a derivative action in the name of Nortel against Deloitte.

Nortel statement of claim against its former officers: In January 2005, we and NNC filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, our former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under NNC’s bonus plan in 2003.

Former officers’ statements of claims against Nortel: In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against us and NNC asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against us and NNC asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

Ipernica: In June 2005, Ipernica Limited (formerly known as QSPX Development 5 Pty Ltd), an Australian patent holding firm, filed a lawsuit against NNC in the U.S. District Court for the Eastern District of Texas alleging patent infringement. In April 2007, the jury reached a verdict to award damages to the plaintiff in the amount of $28. Post-trial motions have been filed. The trial judge will next enter a judgment that could range from increasing the damages award against NNC to a reversal of the jury’s verdict.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel or NNC of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which NNC recorded in 2006 and first quarter of 2007 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, neither Nortel nor NNC has made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, NNC cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, NNC intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel and NNC will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

NNC is also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2007, the accruals on our consolidated balance sheet for environmental matters were $26. Based on information available as of December 31, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our capital expenditures, earnings or competitive position.

We have remedial activities under way at 12 sites that are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $26.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at four Superfund sites in the U.S. At three of the Superfund sites, we are considered a de minimis potentially responsible party. A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $26 referred to above.

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

Our common shares are not listed and posted for trading on any stock exchange. NNC holds 100% of our issued and outstanding common shares. The common shares of Nortel Networks Corporation are listed and posted for trading on the NYSE in the U.S. and on the Toronto Stock Exchange in Canada.

ITEM 6.	Selected Financial Data (Unaudited)

The selected financial data presented below was derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K except for the summarized balance sheet data as of December 31, 2005, 2004 and 2003 and summarized results of operations data for the years ended December 31, 2004 and 2003.

	2007	2006	2005	2004	2003
	(Millions of U.S. Dollars, except per share amounts)

Results of Operations
Total Revenues	$10,948	$11,418	$10,509	$9,478	$9,907
Research and development expense	1,723	1,940	1,874	1,975	1,977
Special charges	210	105	169	181	291
Operating earnings (loss)	224	65	(262)	(269)	(55)
Other income — net	444	186	272	222	477
Income tax benefit (expense)	(1,114)	(60)	81	20	26
Net earnings (loss) from continuing operations	(798)	(41)	(48)	(154)	267
Net earnings (loss) from discontinued operations — net of tax	—	—	1	49	183
Cumulative effect of accounting changes — net of tax	—	9	—	—	(12)
Dividends on preferred shares	42	38	26	22	24

Net earnings (loss) applicable to common shares	(840)	(70)	(73)	(127)	414

Financial Position as of December 31
Total assets	$17,973	$18,882	$17,932	$17,676	$17,060
Total debt(a)	2,720	2,700	2,096	2,091	2,217
Minority interests in subsidiary companies	294	243	247	88	77
Preferred shares	536	536	536	536	536

(a)	Total debt includes long-term debt, long-term debt due within one year and notes payable.

See notes 3, 4, 6 and 9 to the accompanying audited consolidated financial statements for the impact of accounting changes, reclassifications, special charges and acquisitions, divestitures and closures, respectively, that affect the comparability of the above selected financial data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Nortel Networks Limited. The MD&A should be read in combination with our audited consolidated financial statements and the accompanying notes. All Dollar amounts in this MD&A are in millions of United States, or U.S., Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

Executive Overview

Our Business and Strategy

We are a global supplier of networking solutions serving both service provider and enterprise customers. Our networking solutions include hardware and software products and services designed to reduce complexity, improve efficiency, increase productivity and drive customer value. Our technologies span access and core networks, support multimedia and business-critical applications, and help eliminate today’s barriers to efficiency, speed and performance by simplifying networks and connecting people with information. We design, develop, engineer, market, sell, supply, license, install, service and support these networking solutions.

The telecommunications industry has evolved over the past two decades by developing the technology and networks that enable worldwide connectivity and making those networks smarter and faster. We believe that the industry is at a significant inflection point at which the level of connectivity grows exponentially. This market trend is called Hyperconnectivity and we believe that it is fast becoming a reality, offering several opportunities including richer, more connected and more productive communications experiences for consumers, businesses and society as a whole. We anticipate that it can also create significant new revenue opportunities for network operators, equipment vendors and applications developers.

Hyperconnectivity brings new challenges for the industry, both in creating new business models and service strategies to capitalize on its opportunities and in preparing networks and applications for the coming era. We believe that

Hyperconnectivity will require us, as an industry, to fundamentally rethink how we put networks together and to completely reinvent our applications model. We believe that the industry needs to focus on two critical transformations that are the pillars of Hyperconnectivity: achieving “true” broadband and communications-enabling today’s IT applications.

We define true broadband as being a communications experience so seamless that users no longer have to consider which technology, wireline or wireless, is being used to make a connection. They simply communicate anywhere, anytime from whatever device is most convenient; essential in a hyperconnected world. Moreover, in our vision the broadband experience becomes so economical that the range of uses exceeds any experience of the past. Although the industry has highlighted the concept of true broadband for many years, it is a promise that has yet to become reality. To deliver it, we need to solve a number of technology challenges in today’s networks. These include scaling the access network, scaling the metro and long-haul networks, and providing unified communications across all networks, wireline and wireless, public and private.

We believe that our capability and experience in enterprise and service provider networking positions us well to deliver in the new era of Hyperconnectivity. We plan to capitalize on the opportunities of a hyperconnected world by providing a true broadband experience and communications-enabling today’s IT applications. As part of our strategy to address these mega-trends, we are focused on three primary areas of growth: transforming the enterprise with unified communications, delivering next-generation mobility and convergence capabilities, and adding value to customer networks through solutions, services and applications.

We are strongly committed to recreating a great company, to delivering on our model of Business Made Simple to our customers, to identifying and seizing the opportunities that exist for us in the market, and to driving innovation as a cornerstone of everything we do.

We are addressing this commitment with a six-point plan for transformation, announced in 2006, that establishes a framework for recreating a world-class business. We are committed to:

1. Building a world-class management team, culture and processes,
2. Focusing aggressively on our balance sheet, corporate governance, and business and financial controls,
3. Driving to world-class cost structures and quality levels,
4. Targeting market share,
5. Investing for profitable growth, and
6. Increasing our emphasis on service and software solutions.

We are seeking to generate profitable growth by using this focus to identify markets and technologies where we can attain a market leadership position. Key areas of investment include unified communications, 4G broadband wireless technologies, Carrier Ethernet, next-generation optical, advanced applications and services, secure networking, professional services for unified communications and multimedia services.

We are also leveraging our technology and expertise to address global market demand for network integration and support services, network managed services and network application services.

We continue to focus on the execution of the six-point plan and on operational excellence through transformation of our businesses and processes. On June 27, 2006, we announced the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies, initiatives to improve our Operations organization to speed customer responsiveness, improve processes and reduce costs, and organizational simplification through the elimination of approximately 700 positions. On February 7, 2007, we outlined plans for a further net reduction of approximately 2,900 positions, with approximately 1,000 additional positions affected by movement to lower cost locations, and reductions in our real estate portfolio. For further information, see “Results of Operations — Special Charges” in the MD&A section of this report. On February 27, 2008, we announced a further net reduction of our global workforce of approximately 2,100 positions, with an additional 1,000 positions to be moved from higher cost to lower cost locations, and a further reduction of our global real estate portfolio.

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and an enhanced compliance function that places even greater emphasis on compliance with law and company policies. We continue to focus on increasing employee awareness of ethical issues through on-line training and our code of business conduct.

Cooperation of multiple vendors and effective partnering are critical to the continued success of our solutions for both enterprises and service providers. Timely development and delivery of new products and services to replace a significant base of mature, legacy offerings will also be critical in driving profitable growth. To help support this, we expect to continue to play an active role in influencing emerging broadband and wireless standards.

We are positioned to respond to evolving technology and industry trends by providing our customers with end-to-end solutions that are developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders, like Microsoft, LG and IBM, whose technology and vision are complementary to ours, and we continue to seek and develop similar relationships with other companies.

Our four reportable segments are: Carrier Networks, or CN, Enterprise Solutions, or ES, Global Services, or GS, and Metro Ethernet Networks, or MEN. Until the first quarter of 2007, CN was named Mobility and Converged Core Networks segment. The CN segment provides wireless networking solutions that enable service providers and cable operators to supply mobile voice, data and multimedia communications services to individuals and enterprises using mobile telephones, personal digital assistants, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide traditional, full featured voice services as well as internet-based voice and multimedia communication services to telephone companies, wireless service providers, cable operators and other service providers. Increasingly, CN addresses customers who want to provide service across both wireless and wired devices. The ES segment provides communication solutions for our enterprise customers that are used to build new networks and transform existing communications networks into more cost effective, packet-based networks supporting data, voice and multimedia communications. The GS segment provides a broad range of services to address the requirements of our carrier and enterprise customers throughout the entire lifecycle of their networks. The MEN segment provides optical networking and carrier grade Ethernet data networking solutions to make our carrier and large enterprise customers’ networks more scalable and reliable for the high speed delivery of diverse multimedia communications services.

Beginning in the first quarter of 2007, revenues from network implementation services consisting of network planning, engineering, installation and project management services bundled in customer contracts, which were previously included with sales in each of CN, ES and MEN, have now been reallocated to our GS segment for management reporting purposes. The amounts reallocated to the GS segment have been based primarily on the stated value of the services in the respective bundled customer arrangements. We have recast our 2005 and 2006 segment information to reflect this change in our reportable segments.

How We Measure Business Performance

Our president and chief executive officer, or CEO, has been identified as our chief operating decision maker in assessing the performance and allocating resources to our operating segments. The primary financial measures used by the CEO in 2007 were operating margin and management earnings (loss) before income taxes, or Management EBT. Operating margin is not a measure under generally accepted accounting principles in the U.S., or non-GAAP, measure defined as gross profit less selling, general and administrative, or SG&A and R&D expenses. Operating margin percentage is a non-GAAP measure defined as operating margin divided by revenue. Management EBT is a non-GAAP measure defined as operating margin less interest expense, other operating income — net, other income — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-term debt is not allocated to a reportable segment and is included in “Other”. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance and provide supplemental information used by management in its financial and operational decision making. These non-GAAP measures may also facilitate comparisons to our historical performance and our competitors’ operating results.

Beginning in the first quarter of 2008, the primary financial measure used by our CEO will be operating margin. Our management believes that this is the most meaningful measure of our operating performance.

These non-GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our audited consolidated financial statements prepared in accordance with GAAP. These measures may not be synonymous to similar measurement terms used by other companies.

Financial Highlights

The following is a summary of our 2007 and 2006 financial highlights:

	For the Years Ended December 31,
	2007	2006	$ Change	% Change

Revenues	$10,948	$11,418	$(470)	(4)
Gross profit	4,627	4,430	197	4
Gross margin %	42.3%	38.8%		3.5 points
Selling, general and administrative expense	2,486	2,491	(5)	(0)
Research and development expense	1,723	1,940	(217)	(11)

Operating margin	418	(1)	419
Operating margin %	3.8%	0.0%		3.8 points
Other operating income — net	(35)	(13)	(22)
Interest expense	281	209	72	34
Other income — net	(444)	(186)	(258)
Minority interest — net of tax	73	21	52	248
Equity in net (earnings) loss of associated companies — net of tax	(2)	2	(4)

Management EBT	545	(34)	579
Amortization of intangible assets	50	26	24	92
In-process research and development expense	—	22	(22)	(100)
Special charges	210	105	105	100
Gain on sales of businesses and assets	(31)	(206)	175
Income tax expense	1,114	60	1,054	1,757

Net earnings (loss) before cumulative effect of accounting change	$(798)	$(41)	$(757)

•	Revenues decreased 4% to $10,948: Revenues decreased in 2007 compared to 2006 in the CN, MEN, GS and Other segments, partially offset by an increase in the ES segment. From a geographic perspective, the decrease was driven by the Europe, Middle East, and Africa, or EMEA, and U.S. regions, partially offset by increases in the Canada, Asia and Caribbean and Latin America, or CALA, regions. The revenue decline was primarily attributable to declines in CN and GS of $660 related to the divestiture of our Universal Mobile Telecommunications System, or UMTS, Access business in the fourth quarter of 2006. The revenue decline in MEN was primarily driven by the recognition of less deferred revenues in 2007 compared to 2006, partially offset by an increase in optical revenues. These decreases were partially offset by an increase in ES due to the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in 2007. The net recognition of deferred revenue contributed approximately $367 to our consolidated 2007 revenues.
•	Gross margin increased 3.5 percentage points to 42.3%: The increase was primarily due to improvements in our cost structure within the CN, GS and ES segments, partially offset by decreases in the MEN and Other segments. The main increase was in the CN segment, due to divestiture of the UMTS Access business in the fourth quarter of 2006. Further, the net increase was also due to the favorable impact of product and customer mix offset by volume and price erosion.
•	Operating margin increased by $419 to earnings of $418: The increase in operating margin was primarily due to increased gross profit as result of increased gross margin. The operating margin was impacted favorably by a decrease in R&D expense as a result of the continued momentum of our business transformation cost reduction initiatives and headcount reductions as a result of the UMTS Access divestiture. These cost savings were partially offset by an increase in charges incurred in relation to our employee compensation plans. The impact of foreign exchange on operating margin was minimal as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.
•	Management EBT increased by $579 to earnings of $545: The increase was due to the increase in gross profit and decreases in SG&A and R&D expense. The increase in Management EBT was driven primarily by increases in the CN, ES, GS and Other segments, partially offset by decreases in the MEN segment. Management EBT increased by $328 in CN due to decreases in SG&A and R&D expense, partially offset by an increase in minority interest expense and a decrease in gross profit. Management EBT for ES increased by $41 and for GS by $39 primarily due to an increase in gross profit, partially offset by increases in SG&A and R&D expense. Management EBT for Other increased by $254 primarily due to foreign exchange gains, increase in other income and reductions in SG&A. The decrease in MEN Management EBT of $83 was primarily due to a decrease in gross profit and an increase in R&D expense, partially offset by a decrease in SG&A expense. The CN and GS segments continued to be significantly more profitable than ES and MEN.

•	Net loss before cumulative effect of accounting change increased from a net loss of $41 to loss of $798: The increase was primarily due to an increase in the valuation allowance related to Canadian deferred tax assets in the fourth quarter of 2007 due to changes in our Canadian tax profile, which include the sustained strength of the Canadian Dollar relative to the U.S. Dollar, and the recent reduction of the Canadian federal tax rate and other expectations related to the timing of Canadian taxable income. Further, the loss was also impacted by higher special charges, as well as lower gain on sale of business compared to 2006, primarily from gain on sale of UMTS Access business. These declines were partially offset by an increase in operating margin in 2007 and higher Other Income- net, mainly due to a net favorable impact of the strengthening Canadian Dollar against the U.S. Dollar.
•	Cash and cash equivalents increased from $3,487 at December 31, 2006 to $3,526 at December 31, 2007: The increase in cash was driven by cash from operating activities of $193 and net positive impact from foreign exchange of $104, partially offset by cash used in investing activities of $177 and cash used in financing activities of $81.

Significant Business Developments

Business Transformation Initiatives

On February 27, 2008, we outlined further steps to our Business Transformation plan with the announcement of a plan to implement a further net reduction in our global workforce of approximately 2,100 positions, or the 2008 Restructuring Plan. We expect that approximately 70% of these reductions will take place in 2008. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2008 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and further reduce our global real estate portfolio by approximately 750,000 square feet by the end of 2009. The 2008 Restructuring Plan is expected to result in annual gross savings of approximately $300, with 65% of these savings expected to be achieved in 2008. We expect total charges to earnings and cash outlays related to workforce reductions to be approximately $205, with approximately 70% of the charges to be incurred in 2008 and the remainder in 2009 and cash outlays to be incurred generally in the same timeframe. We expect total charges to earnings related to consolidating real estate to be approximately $70, including approximately $25 related to fixed asset writedowns, with approximately 60% of the charges to be incurred in 2008 and the remainder in 2009, and cash outlays of approximately $45 to be incurred through 2024. The plan also includes the sale of certain real estate assets expected to result in cash proceeds of approximately $70.

On February 7, 2007, we had outlined the next steps of our Business Transformation plan with the announcement of a work plan to implement a net reduction of approximately 2,900 positions, or the 2007 Restructuring Plan. During 2007, approximately 150 additional headcount were identified and incorporated into the plan while 300 were removed from the plan, decreasing the total net number of workforce reductions to approximately 2,750. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio. Upon completion, the 2007 Restructuring Plan is expected to result in annual gross savings of approximately $400, with approximately half of these annual gross savings realized in 2007. We expect a portion of these savings to be reinvested in the growth areas of our business.

Global Class Action Settlement

NNC has entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement. In December 2006 and January 2007, the Global Class Action Settlement was approved by the courts in New York, Ontario, Quebec and British Columbia. The settlement became effective on March 20, 2007.

Convertible Notes Offering

On March 28, 2007, NNC completed an offering of convertible senior notes, or the Convertible Notes, in an aggregate principal amount of $1,150. On September 28, 2007, NNC used net proceeds from this offering to redeem at par $1,125 principal amount of NNC’s 4.25% convertible senior notes due 2008, or the 4.25% Notes due 2008, plus accrued and unpaid interest.

Appointment of KPMG LLP

On May 2, 2007, the appointment of KPMG LLP as our principal independent public accountants beginning with fiscal 2007 was approved by our shareholders. KPMG LLP was also appointed as NNC’s principal independent public accountants on the same date.

Appointment of Paviter Binning as Executive Vice-President and Chief Financial Officer

Effective November 12, 2007, NNC appointed Paviter S. Binning Executive Vice President and Chief Financial Officer, or CFO. Mr. Binning is a senior executive with more than 25 years of financial experience, including CFO positions at Hanson PLC and Marconi PLC. Mr. Binning was also appointed our Executive Vice President and CFO effective the same date.

Regulatory Actions

In May 2007, we and NNC entered into a settlement agreement with the Staff of the Ontario Securities Commission, or OSC, in connection with its investigation into prior accounting practices that led to certain restatements of our and NNC’s financial results. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC with respect to Nortel. Under the terms of the OSC order, we and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, our progress in implementing our remediation plan. This reporting obligation began following the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and is expected to end following the filing of this report and delivery of the corresponding remediation progress report, based upon the elimination of our remaining material weakness relating to revenue recognition. The OSC order did not impose any administrative penalty or fine. However, NNC has made a payment to the OSC in the amount of CAD$1 million as a contribution toward the cost of its investigation.

In October 2007, we and NNC reached a settlement on all issues with the U.S. Securities and Exchange Commission, or SEC, in connection with its investigation in connection with previous restatements of our and NNC’s financial results. As part of the settlement, we agreed to pay a civil penalty of $35 and a disgorgement in the amount of one U.S. Dollar and we consented to be restrained and enjoined from future violations of the antifraud, reporting, books and records and internal control provisions of U.S. federal securities laws. Further, we and NNC are required to provide to the SEC quarterly written reports, detailing our progress in implementing our remediation plan and actions to address our remaining material weakness relating to revenue recognition. This reporting requirement began following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is expected to end following the filing of this report and delivery of the corresponding remediation progress report, based upon the elimination of our remaining material weakness and full implementation of our remediation plan.

We have received U.S. federal grand jury subpoenas for the production of certain documents sought in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. Further, a criminal investigation into our financial accounting and reporting by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is ongoing. We will continue to cooperate fully with all authorities in connection with these investigations.

Elimination of Revenue Related Material Weakness

During 2007, we developed and implemented internal controls to address the revenue related material weakness. An extensive analysis of the revenue recognition-related processes was undertaken in the second quarter of 2007. Control points were created or identified leading to a better understanding of the overall process and identifying the specific areas that required improvement, in particular with respect to flow of information between different groups within Nortel necessary to ensure proper accounting treatment. During 2007 we also continued to build on the remedial actions undertaken in 2005 and 2006 and continued to implement the recommendations for remedial measures in the Independent Review Summary that resulted in full implementation of such recommendations. As at December 31, 2007, we concluded that measures we have taken resulted in the elimination of the material weakness. See the Controls and Procedures section of this report.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Years Ended
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

United States	$4,974	$5,092	$5,203	$(118)	(2)	$(111)	(2)
EMEA	2,740	3,239	2,704	(499)	(15)	535	20
Canada	822	720	571	102	14	149	26
Asia	1,768	1,736	1,422	32	2	314	22
CALA	644	631	609	13	2	22	4

Consolidated	$10,948	$11,418	$10,509	$(470)	(4)	$909	9

2007 vs. 2006

Revenues decreased to $10,948 in 2007 from $11,418 in 2006, a decrease of $470 or 4%. The decline was the result of lower revenues in EMEA and the U.S., partially offset by increased revenues in Canada. Revenues decreased in EMEA primarily due to the UMTS Access divestiture in the fourth quarter of 2006 and in the U.S. primarily due to reduced legacy Time-Division Multiplexing, or TDM, demand, whereas increases in Canada were across all segments driven primarily by volume increases. The net recognition of previously deferred revenue contributed approximately $367 to our consolidated 2007 revenues, compared to $125 in 2006.

Revenues decreased by $499 in EMEA in 2007 compared to 2006. The decline was due to lower revenues in the CN and GS segments, partially offset by increased revenues in the ES and MEN segments. The decrease in CN segment revenues was primarily due to lower revenues from the Global System for Mobile Communication, or GSM, and Universal Mobile Telecommunication System, or UMTS, solutions and Code Division Multiple Access, or CDMA, solutions businesses. GSM and UMTS solutions business had a decrease in revenues of $457 as a result of the UMTS Access divestiture and a decline in demand for Voice and Packet GU Core, partially offset by increased demand in GSM Access. The CDMA solutions business had a decline of $74 due to the completion of projects in 2006 and the recognition of previously deferred revenues recorded in 2006 that was not repeated in 2007. Revenues from the GS segment declined by $142, also as a result of the UMTS Access divestiture and lower sales volumes. The increase in ES segment revenues of $155 was due to increased revenues in both the circuit and packet voice solutions and data networking and security solutions businesses in 2007 that were not present in 2006. The increase in revenues in the circuit and packet voice solutions business of $76 was primarily a result of certain supply chain delays in 2006 resulting from difficulty in obtaining components required to meet European Union Restrictions on Hazardous Substances, or RoHS, standards and volume increases. Revenues in the data networking and solutions business increased by $79 as a result of the recognition of previously deferred revenues due to the completion or elimination of customer deliverable obligations for certain products and volume increases. The increased revenues in MEN were driven by an increase in optical networking solutions of $93 primarily due to recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in the first quarter of 2007, increases in volume and favorable foreign exchange impacts due to fluctuations between the Euro and U.S. Dollar. This increase in optical networking solutions was partially offset by a decline in data networking and security solutions of $78 primarily due to the recognition of previously deferred multi-service switch revenues in 2006 that was not repeated in 2007.

Revenues decreased by $118 in the U.S. in 2007 compared to 2006. The decline was primarily due to decreased revenues in the CN and Other segments, partially offset by increased revenues in the ES, MEN and GS segments. The decrease in CN of $235 was due to a decrease in the circuit and packet voice solutions and GSM and UMTS solutions businesses. The decline in the circuit and packet voice solutions business of $122 was driven by the one-time recognition of previously deferred revenues in the third quarter of 2006 not repeated in 2007 to the same extent and a decline in legacy Time-Division Multiplexing, or TDM, demand. The GSM and UMTS solutions business decrease of $116 was primarily driven by customers focusing on their UMTS Access build-out versus GSM Access or GSM and UMTS Core, or GU Core. The decrease in Other of $22 related to the delay in issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. government. The increase in ES segment revenues was due to an increase in the data networking and security solutions business of $50 primarily due to the recognition of previously deferred revenue and volume increases, partially offset by reduced demand for legacy products, and an increase in the circuit and packet voice solutions business of $6 due to increased volume, partially offset by reduced demand for legacy products. The increase in revenues in the MEN segment was due to the increase in the data networking and security solutions business of $31 and increased optical networking solutions business of $22. The increase in data networking and security solutions was due to the recognition of previously deferred revenue in 2007 as a result of the completion of certain contract deliverables resulting from the termination of a supplier agreement, partially offset by volume decreases due to a decline in the multi switch/service edge router market. The increase in revenues in the GS segment by $30 was primarily due to volume increases in network support services.

Revenues increased by $102 in Canada in 2007 compared to 2006, due to increased revenues in all of our segments. The increase in CN revenues of $54 was due to an increase in the CDMA solutions business of $41 associated with the continuing rollout of our EV-DO Rev A technology. The primary increase in the MEN revenues of $27 was primarily due to an increase in optical networking solutions of $21 as a result of optical market growth, while the increase in GS of $12 was due to volume increase in network support services.

Revenues increased by $32 in Asia in 2007 compared to 2006, driven primarily by increased revenues in the ES, CN and GS segments, partially offset by a decrease in MEN segment revenues. The increase in ES revenues was attributable to an increase in the data networking and security solutions business of $83, primarily as a result of the recognition of previously deferred revenue due to completion or elimination of customer deliverable obligations for certain products, and volume increases. The increase in CN revenues was due to an increase in the CDMA solutions business of $153 primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings within LG-Nortel, our joint venture with LG Electronics, or LGE. This increase was partially offset by the decreases in the GSM and UMTS solutions of $59 and circuit and packet voice solutions of $20 due to recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that was not repeated in 2007. The increase in GS revenues of $42 was due to new CDMA network rollouts and the release of previously deferred revenue. The decrease in revenues in the MEN segment of $171 was primarily due to the recognition of previously deferred revenues in 2006 that was not repeated in 2007.

Revenues increased by $13 in CALA. The increase in CALA was due to increased revenues in the ES, GS and MEN segments, partially offset by a decrease in revenues in the CN segment. The increase in ES revenues was due to increased revenues in the circuit and packet voice solutions of $13, while the increase in MEN was due to increased volume in the optical networking solutions business of $20, partially offset by a decrease in the data and networking solutions of $10. The increase in GS of $13 was primarily in the Network Implementation Services, or NIS, and Network Application Services, or NAS, portfolios with a slight offset in Network Support Services, or NSS. This increase was partially offset by a decrease in CN of $28 due to a decline in GSM and UMTS solutions of $13 resulting from fluctuation in customer spending, a decrease in CDMA solutions of $9 and circuit and voice packet solutions of $6.

2006 vs. 2005

Revenues increased to $11,418 in 2006 from $10,509 in 2005, an increase of $909, or 9%. Revenues increased by approximately 6% in 2006 as a result of the addition of a full year of results from Nortel Government Solutions, or NGS, and LG-Nortel. In addition, 2006 revenues benefited from favorable foreign currency exchange impacts, resulting in an estimated increase of approximately 1%, driven by the strengthening of the Canadian Dollar, British Pound, and Euro against the U.S. Dollar. The net recognition of previously deferred revenue contributed approximately $125 to our consolidated 2006 revenues, with the most significant impact in EMEA and the MEN segment.

Revenues increased by $314 in Asia in 2006, driven primarily by increases in our ES and MEN segments. Enterprise circuit and packet solutions saw an increase of $102 in Asia, driven primarily by the addition of a full year of results from LG-Nortel, which was formed on November 3, 2005. Optical networking solutions in Asia increased by $136 in 2006, driven primarily by the recognition of previously deferred revenues resulting from the delivery of a software upgrade. GS revenues increased by $43 and were primarily driven by the addition of LG-Nortel and growth in our network support services business.

Revenues increased by $535 in EMEA in 2006, driven primarily by increases in our CN, ES, and MEN segments. GSM and UMTS solutions revenue in EMEA increased by $128 and was primarily driven by the recognition of previously deferred UMTS solutions revenue due to a contract renegotiation and the completion of certain contract deliverables. CDMA solutions in EMEA increased by $89, primarily driven by the recognition of previously deferred revenue triggered by the delivery of a software upgrade. Enterprise circuit and packet solutions increased by $108 in EMEA mainly due to the addition of a full year of results from LG-Nortel, which included ES sales to LG-Nortel’s international customers, primarily in Europe. MEN data networking and security solutions in EMEA increased by $66 and were positively impacted by the recognition of previously deferred revenue.

Revenues increased by $149 in Canada, driven by increases in all segments. The increase in CN revenues was due to an increase in CDMA solutions by $66, primarily driven by increased volumes with a key carrier customer. Circuit packet and voice solutions increased by $19, due to increased volume in our next-generation products. The increase in MEN was due to increased revenues in the optical networking solutions business of $59, partially offset by a decrease in the data networking and security solutions business of $5.

Revenues decreased in the U.S. by $111, due to decreases in the GS, CN, MEN and ES segments, partially offset by an increase in Other segment revenues. The decline in the U.S. was driven primarily by a $327 decrease in our GSM and UMTS solutions in our CN segment, due to lower customer spending, the loss of certain contracts resulting from industry consolidation, and the completion of a large network project in 2005 which was not repeated in 2006. This decline was partially offset by increased demand for our next-generation wireless solutions with the rollout of our CDMA EV-DO Rev A technology, which was the primary driver of a $194 increase in CDMA solutions revenue in the U.S. The revenues for the MEN segment declined in optical networking solutions by $40 and data networking and security solutions by $10. The ES segment experienced a slight decline in the U.S. of $26, primarily due to the recognition of deferred revenue in 2005 in our enterprise voice solutions portfolio which was not repeated in 2006, partially offset by increased volume in our enterprise data networking and security solutions business. U.S. revenues increased in 2006 by $97 due to the inclusion of a full year of results from NGS.

Gross Margin

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Gross profit	$4,627	$4,430	$4,239	$197	4.4%	$191	4.5%
Gross margin	42.3%	38.8%	40.3%		3.5 points		(1.5 points	)

2007 vs. 2006

Gross Profit increased by $197, while gross margin increased by 3.5%. The increase in gross profit was driven by cost structure improvements of $300 and favorable product and customer mix of $41, partially offset by decreases from volume reductions and lower revenue recognition of previously deferred revenue of $150. Cost structure improvements were primarily driven by decreases in the CN, MEN and GS segments and contributed an improvement of 2.2% to the gross margin. In the CN segment, cost reductions primarily related to CDMA and GSM Access businesses and the divestiture of the UMTS Access business in the fourth quarter of 2006. The customer and product mix had a favorable impact on the CN and ES segments and was partially offset by negative impact on the MEN segment. The increases due to cost structure improvements and favorable mix were offset by reductions in volume and lower recognition of deferred revenue in the CN and MEN segments, partially offset by increases in the ES and GS segments. The favorable impact of product and customer mix was offset by volume and price erosion, resulting in a net increase in gross margin of 1.0%.

2006 vs. 2005

Gross margin decreased to 38.8% in 2006 from 40.3% in 2005, a decrease of 1.5%. Historically our gross margins have been lower in Asia and EMEA than in Canada and the U.S., primarily due to competitive pressures and product mix. In 2006 the percentage of our total revenue derived from Asia and EMEA grew while declining in the U.S. This change in geographic mix had a negative impact of 2% on our gross margin. Gross margin declined by approximately 1.5% due to unfavorable product mix as a result of shifts from mature technologies with higher margins to next-generation technologies with lower margins. 2006 gross margin increased by approximately 2% due to negative margin impacts associated with a contract in India in 2005 and not repeated in 2006 to the same levels.

Operating Margin

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Operating margin	$418	$(1)	$(52)	$419		$51
Operating margin as a percentage of revenue	3.8%	0.0%	(0.5)%		3.8 points		0.5 points

2007 vs. 2006

Operating margin increased from a loss of $1 in 2006 to earnings of $418 in 2007, an increase of $419. Operating margin as a percentage of revenue increased by 3.8% in 2007 compared to 2006. The increase in operating margin was primarily the result of increases in gross profit and decreases in R&D and SG&A expense. R&D expenses decreased by $217, primarily due to reductions of $320 in the CN segment due to the divestiture of the UMTS Access business and reduction in investment in legacy products. This decrease was partially offset by an increase in R&D expenses in the ES and MEN segments of $62 and $29, respectively, to facilitate development of next-generation technologies. SG&A expenses decreased by $5, primarily as a result of lower expenses related to our internal control remediation plans of $30, finance transformation activities of $30 and lower restatement costs of $10, partially offset by increase in charges incurred in relation to our employee compensation plans of $56. The impact of foreign exchange on operating margin was minimal as the favorable impact on revenues was largely offset by the unfavorable impact on cost of revenues, SG&A and R&D.

2006 vs. 2005

Operating margin increased from a loss of $52 in 2005 to a loss of $1 in 2006, an increase of $51. Operating margin as a percentage of revenue increased by 0.5% in 2006 compared to 2005. Operating margin increased as a result of reductions in SG&A and R&D as a percentage of revenue, though the SG&A and R&D expenses were higher. SG&A expense was higher in 2006 due to the inclusion of full year operating results for LG-Nortel, higher expenses related to employee bonus plans and the strengthening of the Canadian Dollar, Euro and British Pound against the U.S. Dollar, partially offset by reduction in restatement related activities. R&D expense increased due to inclusion of full year LG-Nortel results and foreign exchange impact, partially offset by cost savings associated with the changes made to our employee benefit plans.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Years Ended December 31,
	2007	2006	2005

2007 Restructuring Plan	$171	$—	$—
2006 Restructuring Plan	17	68	—
2004 Restructuring Plan	9	20	180
2001 Restructuring Plan	13	17	(11)

Total special charges	$210	$105	$169

2007 Restructuring Plan

In the first quarter of 2007, we outlined the next steps of our Business Transformation plan with the announcement of the 2007 Restructuring Plan. The plan included a net reduction of approximately 2,900 positions and shifting an additional 1,000 positions from higher-cost locations to lower-cost locations. During the year ended December 31, 2007, approximately 150 additional positions were identified and incorporated into the plan with associated costs and savings of approximately $15 and $18 respectively. Other revisions to the workforce plan included a change in strategy regarding shared services resulting in approximately 300 positions being removed from the plan, with associated costs and savings of approximately $18 and $20, respectively. The revised net headcount reduction is now expected to be approximately 2,750. The 2007 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and reduce our global real estate portfolio by approximately 500,000 square feet by the end of 2007. During the year ended 2007, approximately 550,000 square feet was vacated and approximately 350,000 square feet is planned to be vacated during 2008. We originally estimated the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan would be approximately $390 and $370, respectively. As a result of higher voluntary terminations and redeployment of employees, we previously revised the total estimated charges to earnings and cash outlays down to approximately $350 and $330, respectively. As of the year ended 2007, we now estimate total charges to earnings and cash outlays to be approximately $340 and $320, respectively, to be incurred over fiscal 2007, 2008 and 2009. We expect to incur charges of approximately $340, with approximately $260 related to the workforce reductions and approximately $80 related to the real estate actions. Cash expenditures are currently estimated to be approximately $320, of which $97 were incurred in the year ended 2007. Workforce related cash expenditures are generally expected to be incurred within a year with real estate associated charges extending throughout the remaining life of the lease agreements. Upon completion, these actions are expected to deliver approximately $400 in annual savings, with approximately half of these annual savings realized in

2007. In 2007, we recorded special charges of $171, of which $131 related to workforce reductions, $32 related to the real estate initiatives and $8 related to asset write downs.

2006 Restructuring Plan

During the second quarter of 2006, in an effort to increase competitiveness by improving operating margins and overall business performance, we announced the 2006 Restructuring Plan, which includes workforce reductions of approximately 1,900 employees as well as the creation of approximately 800 new positions to be located in our Operations Centers of Excellence in Turkey and Mexico. The workforce reductions spanned all of our segments and were expected to include approximately 350 middle management positions throughout Nortel, with the balance of workforce reductions to primarily occur in the U.S. and Canada. During the third quarter of 2007, we revised the workforce reduction, which included both voluntary and involuntary reductions, to 1,750 employees compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. We originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100; however, during the third quarter we revised the total costs expected down to $91. During the fourth quarter 2007, the program was determined to be substantially complete resulting in a revised total cost of $85. During the year ended December 31, 2007, we incurred the remaining $17 resulting in total charges of $85 for the 2006 Restructuring Plan. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring benefits. Annual savings from these actions were approximately $100 in 2007 and are targeted to be approximately $175 by 2008 and we continue to expect to meet these targeted savings. From the inception of the 2006 Restructuring Plan to December 31, 2007, we have made total cash payments related to the 2006 Restructuring Plan of approximately $76 with the remaining cash costs expected to be incurred during the first half of 2008.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies, or the 2004 Restructuring Plan and the 2001 Restructuring Plan. All of the charges with respect to the workforce reductions have been incurred, and the remainder of the cash payments for ongoing lease costs is to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan. For the year ended 2007, the provision balance for contract settlement and lease costs was drawn down by cash payments of $11 for the 2004 Restructuring Plan, and $41 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the years ended December 31:

	2007	2006
	Restructuring	Restructuring		2004			2001
	Plan	Plan		Restructuring Plan			Restructuring Plan			Total Special Charges
	2007	2007	2006	2007	2006	2005	2007	2006	2005	2007	2006	2005

Special charges by segment:
Carrier Networks	$105	$6	36	$4	$8	$121	$6	$11	$(1)	$121	$55	$120
Enterprise Solutions	23	2	14	2	3	27	2	3	(2)	$29	$20	$25
Global Services	27	7	5	2	1	9	3	1	—	39	$7	9
Metro Ethernet Networks	16	2	7	1	8	23	2	2	(8)	21	$17	$15
Other	—	—	6	—	—	—	—	—	—	—	6	—

Total special charges	$171	$17	$68	$9	$20	$180	$13	$17	$(11)	$210	$105	$169

Loss (Gain) on Sales of Businesses and Assets

We recorded a gain on sales of businesses and assets of $31 in 2007, primarily due to recognition of previously deferred gains of $21 related to the divestiture of our manufacturing operations to Flextronics Telecom Systems Ltd., or Flextronics, $10 related to the divestiture of the UMTS Access business and $12 related to the sale of a portion of our LG-Nortel wireline business. This gain was partially offset by a loss of $8 related to the disposals and write-offs of certain long-lived assets.

In 2006, gain on sale of businesses and assets was $206, primarily due to gains of $166 on the sale of certain assets and liabilities related to our UMTS Access business, $40 related to the sale of real estate assets in Canada and EMEA, and $23 on the sale of certain assets related to our blade server business. These gains were partially offset by write-offs of certain long-lived assets of $13 and charges related the divestiture of our manufacturing operations to Flextronics of $7.

In 2005, loss on sale of businesses and assets of $47 was primarily due to charges related to the divestiture of our manufacturing operations to Flextronics.

Other Operating Income — Net

The components of other operating income — net were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Royalty license income — net	$29	$21	$13
Litigation recovery (charges)	2	(9)	10
Other — net	4	1	—

Other operating income — net(a)	$35	$13	$23

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income — net” accordingly.

In 2007, other operating income- net was $35, primarily driven by royalty license income of $29, was comprised of royalty income from cross patent license agreements.

In 2006, other operating income-net of $13 was primarily comprised of $21 on royalty income from patented technology, partially offset by expenses of $9 related to various litigation and settlement costs.

In 2005, other operating income-net of $23 was comprised of royalty license income of $13 and litigation recovery of $10 from various settlements.

Other Income — Net

The components of other income — net were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Interest and dividend income	228	122	112
Gain (loss) on sales and write downs of investments	(5)	(6)	67
Currency exchange gains (losses) — net	180	(18)	63
Other — net	41	88	30

Other income — net	$444	$186	$272

In 2007, other income — net was $444, primarily comprised of interest and dividend income from our short-term investments of $228, foreign exchange gains of $180 and sub-lease income of $18. The increase in currency exchange gains was primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar. The Canadian Dollar appreciated 18% against the U.S. Dollar in 2007 which resulted in net gains as a result of the revaluation of Canadian Dollar denominated net monetary assets in U.S. Dollar functional entities.

In 2006, other income — net was $186, which included interest and dividend income of $122, a net loss on the sales and write downs of investments of $6, and net currency exchange losses of $18. Other net income of $88 was primarily driven by a gain of $26 related to the sale of a note receivable from Bookham, Inc., income of $22 from the sub-lease of certain facilities, and a gain of $24 related to changes in fair value of derivative financial instruments that did not meet the criteria for hedge accounting. These gains were partially offset by expenses of $7 from the securitization of certain receivables.

In 2005, other income — net was $272, which included interest and dividend income on our short-term investments of $112 and a net currency exchange gain of $63. We also generated a net gain of $67 on the sale of investments, which was primarily driven by a gain of $21 related to the sale of Arris Group Inc. shares, a gain of $45 on the sale of Axtel S.A. de CV shares and a gain of $7 on the sale of shares of Volt Delta. Other net income of $30 was primarily driven by gains of $35 related to customer settlements and customer financing arrangements and income of $22 from the sublease of certain facilities, partially offset by a loss of $20 on the sale of certain accounts receivable.

Interest Expense

Interest expense increased by $72 in 2007 compared to 2006. The increase was primarily due to higher debt levels, interest rates and borrowing costs on our debt as a result of the issuance of the $2,000 aggregate principal amount of senior notes due 2011, 2013 and 2016 on July 5, 2006, or the July 2006 Notes, which were in place throughout 2007.

Interest expense increased by $79 in 2006 compared to 2005. The increase was primarily due to higher debt levels, interest rates and borrowing costs on our debt as a result of the one-year credit facility in the aggregate principal amount of $1,300, or the 2006 Credit Facility, and the July 2006 Notes offering.

The increase in interest expense in 2005 was primarily due to increases in short-term rates which negatively impacted our floating rate swap exposure compared to 2004.

Income Tax Expense

During the year ended December 31, 2007, Nortel recorded a tax expense of $1,114 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $387. The tax expense of $1,114 is largely comprised of several significant items including $1,036 of net valuation allowance increase including an increase of $1,064 in Canada offset by releases in Europe and Asia, $74 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $29 of income taxes relating to tax rate reductions enacted during 2007 in EMEA and Asia, and other taxes of $17 primarily related to taxes on preferred share dividends in Canada. This tax expense is partially offset by a $25 benefit derived from various tax credits, primarily R&D related incentives, and a $17 benefit resulting from true up of prior year tax estimates including a $14 benefit in EMEA as a result of transfer pricing adjustments.

During the year ended December 31, 2006, Nortel recorded a tax expense of $60 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $42. The tax expense of $60 is largely comprised of $69 of income taxes resulting from a reduction of Nortel’s deferred tax assets in EMEA,$28 of various corporate, minimum and withholding taxes including $15 of income taxes on preferred share dividends in Canada and $13 resulting from true up of prior year tax estimates including a $12 tax expense in EMEA as a result of transfer pricing adjustments. This tax expense is partially offset by $41 benefit derived from various tax credits, primarily R&D related incentives and $19 benefit resulting from valuation allowance reductions in EMEA and Asia.

As of December 31, 2007, we have substantial loss carryforwards and valuation allowances in our significant tax jurisdictions (Canada, the U.S., the U.K., and France). These loss carryforwards will serve to minimize our future cash income related taxes.

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

Segment Information

Carrier Networks

The following table sets forth revenues and Management EBT for the CN segment:

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenue
CDMA solutions	$2,425	$2,311	$1,972	$114	5%	$339	17%
GSM and UMTS solutions	1,373	2,021	2,248	(648)	(32)%	(227)	(10)%
Circuit and packet voice solutions	695	825	695	(130)	(16)%	130	19%

Total Revenue	$4,493	$5,157	$4,915	$(664)	(13)%	$242	5%

Management EBT	$783	$455	$343	$328	72%	$112	33%

2007 vs. 2006

CN revenues decreased to $4,493 in 2007 from $5,157 in 2006, a decrease of $664 or 13%. The decrease was driven primarily by the UMTS Access divestiture, and declines in demand for Voice and Packet GU Core products and our traditional technology such as TDM in the circuit and packet voice solutions business. These declines were partially offset by increased revenue from our CDMA solutions.

CDMA solutions increased $114 in 2007, primarily due to strong growth in sales in Asia of $153 primarily as a result of increased investments by certain of our customers in their infrastructure in order to enhance their service offerings within LG-Nortel, increased revenues in Canada of $41 associated with the continuing rollout of our EV-DO Rev A technology, and delays in spending by a major customer in 2006. EMEA and CALA declined in CDMA revenues by $74 and $9, respectively, due to the completion of projects in 2006 not repeated to the same extent as 2007 and the recognition of previously deferred revenues recorded in 2006 and not repeated in 2007. In the U.S. revenues remained unchanged, largely due to recognition of previously deferred revenue and increased spending by certain customers, entirely offset by lower spending by certain other customers in the fourth quarter of 2007.

The decline in GSM and UMTS solutions of $648 was primarily due to declines in EMEA of $457, the U.S. of $116 and Asia of $59. The decline in EMEA was primarily due to a $484 decrease in UMTS solutions as a result of the UMTS Access divestiture and a decline in demand for Voice and Packet GU Core, partially offset by increased demand in GSM Access. The U.S. decline was due to customer investment in UMTS Access solutions rather than GSM Access or GU Core solutions and recognition of less deferred revenue compared to 2006. The decline in Asia was due to reduced customer spending and price erosion, partially offset by revenues from one-time support business resulting from sale of the UMTS Access business.

The decrease in circuit and packet voice solutions of $130 was primarily in the U.S. and Asia. U.S. revenues declined $122 as a result of reduced legacy TDM demand and one-time third quarter 2006 recognition of deferred revenues in 2006 not repeated in 2007 to the same extent. This decrease was partially offset by an increase in revenues in next-generation products. Asia revenues declined by $20 primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that was not repeated to the same extent in 2007.

Management EBT for CN increased to $783 in 2007 from $455 in 2006, an improvement of $328, or 72%. The increase in Management EBT was the result of decreases in SG&A and R&D expenses of $87 and $320, respectively, partially offset by increases in minority interest expense and a decrease in gross profit of $41.

CN gross profit decreased from $2,262 to $2,221, due to reductions in volume, substantially offset by a gross margin increase from 43.9% to 49.4% as a result of favorable CDMA product mix, product cost reductions, and improved GSM solutions margins. The decrease in SG&A of $87 was due to lower headcount costs as a result of the UMTS Access divestiture, partially offset by increased spending for new technologies. R&D expense decreased by $320 primarily due to the UMTS Access divestiture, and headcount reductions, lower-cost outsourcing and reduced investment in maturing technologies. The related cost reductions were partially offset by focused increases in R&D related to opportunities we believe have the greatest potential for growth.

2006 vs. 2005

CN revenues increased to $5,157 in 2006 from $4,915 in 2005, an increase of $242, or 5%. In 2006, demand for our next-generation wireless solutions increased with the rollout of our CDMA EV-DO Rev A technology. Our UMTS and succession voice solutions increases were driven by the addition of LG-Nortel and from the recognition of previously deferred revenue as we completed certain contract deliverables. This increase was partially offset by significant declines in the demand for our traditional wireless technologies such as GSM.

The rollout of our CDMA EV-DO Rev A technology was the primary driver of an increase in CDMA solutions revenue in the U.S. of $194, as certain of our significant customers increased investments in their infrastructure in order to enhance their service offerings. CDMA solutions increased in Canada by $66 primarily due to increased volumes with a key carrier customer and by $89 in EMEA primarily as a result of the completion of certain contract deliverables which resulted in the recognition of previously deferred revenue.

The decline in GSM and UMTS solutions was primarily due to a decline in the U.S. of $327 and a decline in Asia of $96. In the U.S. the decline was largely the result of decreases in GSM solutions due to lower customer spending, the loss of certain contracts due to industry consolidation, and the completion of a network project in 2005. The decline in Asia of $96 was due to revenues associated with a GSM contract in India in 2005 that were not repeated in 2006, partially offset by the addition of GSM and UMTS revenues from LG-Nortel. The declines in the U.S. and Asia were partially offset by an increase in EMEA of $128. The increase in EMEA was driven by higher UMTS solutions, primarily due to the recognition of previously deferred revenues resulting from a contract renegotiation and the completion of certain contract deliverables, partially offset by a decline in GSM solutions.

The increase in CN circuit and packet voice solutions was driven primarily by increased demand for next-generation packetized communications solutions such as VoIP. Demand for our VoIP solutions primarily drove increases in North America and Asia of $84 and $59, respectively.

Management EBT for the CN segment increased to $455 in 2006 from $343 in 2005, an increase of $112 or 33%. The increase was the result of an increase in gross profit of $160, partially offset by an increase in R&D expense of $19.

CN gross margin remained essentially flat and gross profit increased by $160 primarily due to increased sales volume, product mix, and negative margin impacts associated with a contract in India that were incurred in 2005 and not repeated in 2006 to the same levels. These increases were offset by higher warranty and costs to meet regional environmental specifications. R&D expense increased by $19 primarily due to the negative impact of foreign exchange, increased investment in targeted next-generation wireless programs to increase the feature content in our portfolio solutions and increased expenses related to LG-Nortel. In 2006 R&D in the CN segment was focused on driving additional investment in new product opportunities such as WiMAX and IMS while decreasing investment in legacy products.

Enterprise Solutions

The following table sets forth revenues and Management EBT for the ES segment:

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenue
Circuit and packet voice solutions	$1,723	$1,618	$1,464	$105	6%	$154	11%
Data networking and security solutions	897	674	597	223	33%	77	13%

Total Revenue	$2,620	$2,292	$2,061	$328	14%	$231	11%

Management EBT	$39	$(2)	$141	$41	(2,050)%	$(143)	(102)%

2007 vs. 2006

The enterprise market is in the process of transitioning from traditional communications systems to next-generation Internet Protocol networks. The change in the product mix of our ES revenues in 2006 and 2007 is consistent with this trend. We continue to see growth in our packet-based voice solutions which support the next-generation technology, while seeing continued decline in our traditional circuit-based voice solutions.

ES revenues increased to $2,620 in 2007 from $2,292 in 2006, an increase of $328 or 14%. The increase in 2007 was primarily due to the recognition of previously deferred revenues as a result of the completion or elimination of customer deliverable obligations for certain products in our ES data networking and security solutions business and volume growth across both portfolios.

Revenues from ES circuit and packet voice solutions increased by $76 in EMEA, primarily due to supply chain delays resulting from difficulty in obtaining components required to meet RoHS standards in 2006 that were not present in 2007 and volume increases, $13 in CALA and $6 in the U.S. due to volume increases, partially offset by reduced demand for legacy products.

The increase in ES data networking and security solutions was primarily the result of increases of $83 in Asia, $79 in EMEA and $50 in the U.S. primarily due to the recognition of previously deferred revenues as a result of completion or elimination of customer deliverable obligations in 2006 for certain products and volume increases, partially offset by reduced demand for legacy products.

Management EBT for ES increased to earnings of $39 in 2007 from a loss of $2 in 2006, an improvement of $41. This increase in Management EBT was primarily driven by an increase in gross profit of $183, partially offset by increases in SG&A and R&D expenses of $92 and $62, respectively.

Gross margin increased from 44.3% to 45.8% primarily due to favorable product mix and gross profit increased from $1,016 to $1,199 primarily due to the release of high margin deferred revenue, higher sales volumes and favorable product mix. The increase in SG&A expense of $92 was due to increased headcount investments across all regions to drive growth and also due to unfavorable foreign exchange impacts. Increased headcount investment in the development of our packet-based voice, data and security solutions portfolios and negative foreign exchange impact resulted in an increase in R&D expense of $62.

2006 vs. 2005

ES revenues increased to $2,292 in 2006 from $2,061 in 2005, an increase of $231 or 11%. The increase in 2006 was driven primarily by the addition of a full year of results from LG-Nortel.

Pricing pressures, particularly on our traditional circuit-based switching, had a negative impact on revenues primarily in EMEA and the U.S.

Revenues from enterprise circuit and packet voice solutions increased by $108 in EMEA and $102 in Asia as a result of the addition of a full year of results from LG-Nortel. The increases in EMEA and Asia were partially offset by a decline of $60 in the U.S. which is primarily attributable to the recognition of deferred revenue in 2005 in our enterprise voice solutions portfolio which was not repeated in 2006.

The increase in enterprise data networking and security solutions was primarily the result of increases of $32 and $29 in the U.S. and Asia, respectively.

Management EBT for the ES segment decreased to a loss of $2 in 2006 from earnings of $141 in 2005, a decrease of $143. This decrease in Management EBT was primarily driven by a decrease in gross profit of $14, and an increase in SG&A and R&D expenses of $55 and $81, respectively. ES gross margin decreased by 5.7% while gross profit decreased by $14 as the impact of the gross margin decline was partially offset by higher sales volumes. The decline in gross margin is primarily attributable to the addition of lower margin products to our portfolio from LG-Nortel, unfavorable product mix and pricing pressures on our voice products, particularly in EMEA. The increase in ES SG&A expense of $55 was due to increased selling and marketing costs associated with the addition of LG-Nortel, increased selling costs, and unfavorable foreign exchange impacts. The addition of LG-Nortel, increased investment in the development of our voice, data, and security solutions portfolios and unfavorable foreign exchange impacts drove an increase in R&D expense of $81.

Global Services

The following table sets forth revenues and Management EBT for the GS segment:

	For the Years Ended
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenue	$2,087	$2,132	$2,040	$(45)	(2)%	$92	5%

Management EBT	$381	$342	$474	$39	11%	$(132)	(28)%

2007 vs. 2006

GS revenues were $2,087 in 2007 compared to $2,132 in 2006, a decline of $45 or 2%. The decrease was primarily related to the UMTS Access divestiture, which resulted in a $176 decrease, partially offset by increased volumes.

The decrease in GS revenues was primarily due to a decrease in network implementation services primarily related to the UMTS Access divestiture, and lower sales volumes in EMEA. The decrease in GS revenues in EMEA of $142, of which the UMTS Access divestiture accounted for $176, was partially offset by an increase of $42 in Asia due to increased volumes and contracts where key milestones were met. The decrease in network implementation services was partially offset by growth of $47 in network support services across all regions except CALA where we experienced significant price pressures and technology changes, and growth of $33 in network managed services, primarily in the U.S., Asia and EMEA. In 2007, the majority of GS revenue continued to be generated by network support services.

Management EBT for GS increased to $381 in 2007 from $342 in 2006, an increase of $39, or 11%. This increase in Management EBT was primarily driven by improved gross profit of $112, partially offset by increases in SG&A and R&D expenses of $54 and $7, respectively.

Gross profit increased from $592 to $704 and gross margin increased from 27.8% to 33.7% due to the favorable impact of cost-reduction programs, the favorable impact of foreign exchange in EMEA, and certain one-time items. The increase in gross profit was partially offset by the declines in volumes primarily related to the UMTS Access divestiture. SG&A and

R&D increased by $54 and $7, respectively, due to investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth.

2006 vs. 2005

GS revenues increased to $2,132 in 2006 from $2,040 in 2005, an increase of $92, or 5%. Substantially all of our GS revenues are generated from network implementation and support services. The continued investment in voice and data convergence and network transformation across the carrier and enterprise markets is the primary driver for growth in our network integration and network managed services. We believe our large installed base represents an opportunity for network transformation and convergence services. However, the continued shift toward standardization of network components will weaken services tied to manufactured equipment and provide opportunities for multi-vendor service expansion, leading to increased competition.

Growth in GS revenue in 2006 was experienced across all portfolio offerings but was primarily driven by increases of $53 and $32 in network implementation services and network managed services, respectively and growth of $22 in network support services. In 2006 the majority of GS revenue continued to be generated by network implementation services and network support services. Increases in GS revenues in EMEA and Asia of $121 and $43, respectively, were partially offset by a decline in the U.S. of $61.

Management EBT in the GS segment decreased to $342 in 2006 from $474 in 2005, a decrease of $132. Gross margin decreased by 4.9% and gross profit declined by $70 primarily as a result of the decline in gross margin. An increase in SG&A of $50 and an increase in R&D of $6 further drove the decrease in Management EBT. The increase in SG&A resulted from investments in resources and capabilities in the areas within the GS segment we believe have the greatest potential for growth. R&D in the GS segment was focused on developing new service offerings for the Network Implementation Services and Network Application Services businesses.

Metro Ethernet Networks

The following table sets forth revenues and Management EBT for the MEN segment:

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenue
Optical networking solutions	$1,185	$1,128	$954	$57	5%	$174	18%
Data networking and security solutions	340	463	393	(123)	(27)%	70	18%

Total Revenue	$1,525	$1,591	$1,347	$(66)	(4)%	$244	18%

Management EBT	$(14)	$69	$(78)	$(83)	(120)%	$147	188%

2007 vs. 2006

MEN revenues decreased to $1,525 in 2007 from $1,591 in 2006, a decrease of $66 or 4%. The decrease in the MEN segment was driven by the recognition of less deferred revenues in 2007 than in 2006 and decreases in volumes for certain mature product portfolios, partially offset by increased optical volumes and a favorable impact of foreign exchange.

Revenues from optical networking solutions increased by $93 in EMEA, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2007, increased volume and favorable impact of foreign exchange due to fluctuations between the Euro and the U.S. Dollar. Revenues increased by $21 in Canada and $20 in CALA due to optical market growth. In the U.S., revenues increased by $22 due to an increase in volume, partially offset by deferred revenue recognized in 2006, which was not repeated in 2007. These increases were partially offset by a decrease of $99 in Asia, primarily due to the recognition of previously deferred revenues as a result of the completion of certain customer contract deliverables in 2006 that was not repeated in 2007, partially offset by increased volumes.

Revenues from data networking and security solutions decreased by $78 and $72 in EMEA and Asia, respectively, primarily due to the recognition of previously deferred revenues in 2006, which was not repeated in 2007. These decreases were partially offset by an increase of $31 in the U.S., primarily due to the recognition of previously deferred revenue in 2007 as a result of the completion of certain customer contract deliverables resulting from the termination of a supplier agreement. Further, all three regions had volume decreases due to a declining multi-service switch/services edge router market.

Management EBT for MEN decreased to a loss of $14 in 2007 from earnings of $69 in 2006, a decrease of $83, or 120%. This decrease in Management EBT was primarily driven by a decrease in gross profit of $71 and an increase in R&D expenses of $29, partially offset by a decrease in SG&A expense of $24.

MEN gross profit decreased from $588 to $517 and gross margin decreased from 37.0% to 33.9% due to the recognition of deferred revenues at lower margins in the first quarter of 2007 and deferred revenue recognized at higher margins in 2006, combined with an unfavorable product and customer mix. These decreases were partially offset by volume increases primarily in optical networking solutions and cost reduction programs. The MEN segment also continues to experience pricing pressure resulting in lower margins. SG&A expense declined by $24 as a result of cost reductions in North America, legal expenses incurred in 2006 not repeated in 2007, and lower bad debt expenses in 2007. R&D expenses increased by $29 primarily due to the incremental investment in Carrier Ethernet and Optical OME products and the unfavorable impact of the strengthening of the Canadian Dollar, partially offset by the cancellation of certain R&D programs.

2006 vs. 2005

MEN revenues increased to $1,591 in 2006 from $1,347 in 2005, an increase of $244 or 18%. The increase in the MEN segment was primarily driven by increases in our optical networking solutions primarily due to increased volumes and the delivery of software upgrades which triggered the recognition of deferred revenue.

Revenues from optical networking solutions increased by $136 in Asia, primarily due to the recognition of previously deferred revenue resulting from the delivery of certain software upgrades. Revenues from data networking and security solutions increased by $66 in EMEA, primarily due to the recognition of previously deferred revenue resulting from the completion of certain contract deliverables.

Management EBT for the MEN segment increased to $69 in 2006 from a loss of $78 in 2005, an increase of $147. The increase in 2006 was mainly the result of an increase in gross profit of $84 and a decrease in R&D expense of $55. MEN gross margin decreased by 0.4% while gross profit increased by $84 as the impact of the decline in margin was offset by increased sales volumes. The decline in gross margin is primarily attributable to unfavorable product mix, unfavorable foreign exchange impacts, and the impact of provision releases in 2005 on previously provided for optical inventory not repeated in 2006. MEN R&D expense decreased by $55 primarily due to the cancellation of certain programs, partially offset by R&D spending in LG-Nortel and a write down of R&D lab equipment.

Other

The following table sets forth revenues and Management EBT for the Other segment:

	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenue	$223	$246	$146	$(23)	(9)%	$100	68%

Management EBT	$(644)	$(898)	$(776)	$254	(28)%	$(122)	(16)%

2007 vs. 2006

Other revenues are comprised primarily of revenues from NGS. Other revenues decreased to $223 in 2007 from $246 in 2006, a decrease of $23 or 9%. The decrease was due to declines in NGS revenues as a result of delay in the issuance and, in some cases, cancellation of certain intended contract offerings by the U.S. Federal government.

Other Management EBT includes corporate charges and increased from a loss of $898 in 2006 to a loss of $644 in 2007, an increase of $254. The increase was primarily driven by an increase in foreign exchange net gain of $198, an increase in interest and dividend income of $106. Other SG&A decreased by $40 primarily due to lower costs related to our internal control remediation, finance transformation program and business transformation initiatives, partially offset by increased interest expense of $72 due to higher debt levels and borrowing costs and lower gains on sale of certain investments.

2006 vs. 2005

Other revenues are comprised primarily of revenues from NGS. Other revenues increased to $246 in 2006 from $146 in 2005, an increase of $100. The increase was due to the addition of a full year of results from NGS in 2006 as compared to the inclusion of seven months of results in 2005.

Other Management EBT decreased by $122 in 2006 and was primarily the result of increases in other items expense of $164, partially offset by a decline in SG&A expense of $47. The increase in other items expense was primarily due to an increase in interest expense of $79 due to higher debt levels and borrowing costs, lower net foreign transactional gains of $81, and lower net investment gains of $73. These impacts were partially offset by increased dividend and interest income of $10 and increased gains of $31 on changes in the fair value of derivative financial instruments that did not meet the criteria for hedge accounting. These increases were partially offset by a decrease in SG&A expense of $47, primarily due to lower costs related to our restatement related activities and internal control remedial measures, partially offset by costs associated with our Business Transformation initiatives.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $39 in 2007 to $3526 as at December 31, 2007, primarily due to cash from operating activities and the impact of foreign exchange on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of December 31:

	For the Years Ended December 31,
	2007	2006	2005

Net earnings (loss)	$(798)	$(32)	$(47)
Non-cash items	1,576	744	717
Changes in operating assets and liabilities:
Accounts receivable — net	4	(496)	(334)
Inventories — net	(66)	(42)	285
Accounts payable	94	(80)	188

	32	(618)	139
Deferred costs	223	97	(538)
Income taxes	18	(18)	(57)
Payroll, accrued and contractual liabilities	(107)	(252)	(356)
Deferred revenue	(424)	(229)	161
Advanced billings in excess of revenues recognized to date on contracts	149	120	102
Restructuring liabilities	(7)	(21)	(149)
Other	(469)	(74)	(144)

Changes in other operating assets and liabilities	(617)	(377)	(981)

Net cash from (used in) operating activities	193	(283)	(172)
Net cash from (used in) investing activities	(177)	317	(424)
Net cash from (used in) financing activities	(81)	483	(65)
Effect of foreign exchange rate changes on cash and cash equivalents	104	94	(102)

Net cash from (used in) operating activities of continuing operations	39	611	(763)
Net cash from (used in) operating activities of discontinued operations	—	—	33

Net increase (decrease) in cash and cash equivalents	39	611	(730)
Cash and cash equivalents at beginning of year	3,487	2,876	3,606

Cash and cash equivalents at end of year	$3,526	$3,487	$2,876

Operating Activities

In 2007, our net cash from operating activities of $193 was as a result of our net loss of $798 plus adjustments for non-cash items of $1,576, net cash from operating assets and liabilities of $32 and net cash used in other operating assets and liabilities of $617. The primary additions to our net income for non-cash items were deferred income taxes of $1,019, amortization and depreciation of $328, pension and other accruals of $276, share based compensation expense of $105 and minority interest of $73. These additions were partially offset by other non-cash changes of $210, primarily due to foreign exchange impacts on long-term assets and liabilities of $293.

In 2006, our net cash used in operating activities of $283 was driven by a net loss of $32 plus adjustments for non-cash items of $744, a net use of cash of $618 due to changes in operating assets and liabilities, and a net use of cash of $377 due to changes in other operating assets and liabilities. The primary additions to our net loss for non-cash items of $744 were pension and other accruals of $345, amortization and depreciation of $290, share based compensation expense of $112, and net other additions of $127. These additions were partially offset by net gain on sale of businesses and assets of $200.

Accounts Receivable

	December 31,	December 31,
	2007	2006	$ Change	% Change

Accounts Receivable	$2,578	$2,785	$(207)	(7)
Days sales outstanding in accounts receivable (DSO)(a)	72	75

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,578 as at December 31, 2007 from $2,785 as at December 31, 2006, a decrease of $207. DSO decreased by 3 days in the fourth quarter of 2007 compared to the fourth quarter of 2006. The decrease in DSO was due to billing improvements driven by certain specific billing initiatives as well as effective management and focus on delinquencies and billing disputes.

Inventory

	December 31,	December 31,
	2007	2006	$ Change	% Change

Inventory — net (excluding deferred costs)	$513	$456	$57	13
Net inventory days (NID)(a)	26	22

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased to $513 as at December 31, 2007 from $456 as at December 31, 2006, an increase of $57. NID increased by 4 days compared to the fourth quarter of 2006. The increase in NID was due to a decrease in cost of revenues, inventory build-up related to new products and customer service improvement initiatives.

Accounts Payable

	December 31,	December 31,
	2007	2006	$ Change	% Change

Trade accounts payable	$1,145	$1,085	$60	6
Days of purchasing outstanding in accounts payable (DPO)(a)	57	49

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable increased to $1,145 as at December 31, 2007 from $1,085 at December 31, 2006, an increase of $60. DPO increased by 8 days compared to the fourth quarter of 2006. The increase in DPO is attributable to improved supplier payment terms and improved Accounts Payable payment processing practices.

Deferred Revenue

Billing terms and collections periods related to arrangements under which we defer revenue are generally similar to other revenue arrangements. Similarly, payment terms and cash outlays related to products and services associated with delivering under these arrangements are also generally similar to other revenue arrangements. As a result, neither cash inflows nor outflows are unusually impacted under arrangements in which revenue is deferred, compared to arrangements in which revenue is not deferred, and the DSO and DPO include all these arrangements.

Investing Activities

In 2007, our net cash used in investing activities was $177 and was primarily due to expenditures for plant and equipment of $235, partially offset by proceeds of $90 primarily related to the sale of our facility located in Montreal, Quebec.

In 2006, our net cash from investing activities was $317 and was primarily due to $600 related to the proceeds on sale of certain investments and businesses which we no longer consider strategic, including $306 related to the sale of certain assets and liabilities relating to our UMTS access business and $219 related to the transfer of certain manufacturing assets to Flextronics and proceeds from disposals of plant and equipment of $143. These inflows were partially offset by $146 for acquisitions of investments and businesses, net of cash acquired, including $99 related to our acquisition of Tasman Networks, and $316 for the purchase of plant and equipment.

Financing Activities

In 2007, our net cash used in financing activities was $81, resulting primarily from dividends paid of $52, primarily related to our outstanding preferred shares.

In 2006, our net cash from financing activities was $483 and was primarily from (i) cash proceeds of $2,000 from the issuance of the July 2006 Notes, the proceeds of which were used to repay $1,300 outstanding under the 2006 Credit Facility, which facility had been primarily used to repay $1,275 relating to the aggregate principal amount of our 6.125% Notes and to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% Notes due June 15, 2006 and (ii) net proceeds from other notes payable of $26 partially offset by, (iii) dividends of $60 primarily related to our outstanding preferred shares and (iv) other payments of $59, including $42 in transaction costs associated with the issuance of the July 2006 Notes.

Other Items

In 2007, our cash increased by $104 due to favorable effects of changes in foreign exchange rates, primarily due to the strengthening of the Canadian Dollar, the British Pound and the Euro against the U.S. Dollar.

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

In connection with the issuance of the Convertible Notes, we, NNC and NNI entered into a registration rights agreement obligating NNL to file with the SEC prior to or on October 5, 2007, and to use its reasonable best efforts to cause to become effective prior to or on January 5, 2008, a resale shelf registration statement covering the Convertible Notes, the related guarantees and the common shares issuable upon conversion of the Convertible Notes. We filed the resale shelf registration statement on Form S-3 with the SEC on September 24, 2007, and it was declared effective on December 21, 2007.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report. We believe the following are the key uncertainties that exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have generally produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the continued negative impact on gross margin due to competitive pressures, product mix and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, due to current economic uncertainties in North America or elsewhere raising concerns about decreases in projected spending rates by both carrier and enterprise customers, or for other reasons, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restrictions in our indentures and by our and NNC’s credit ratings both of which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, that we will be able to refinance any maturing debt as it comes due or that financings will be available to us on acceptable terms, or at all; and
•	We are subject to litigation proceedings and, as a result, any judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or criminal investigations related to the restatements, could have a material adverse effect on our business, results of operations, financial condition and liquidity, other than anticipated professional fees.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing January 1, 2008 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions for pension, post retirement and post employment funding of approximately $350;
•	capital expenditures of approximately $200;

•	costs related to workforce reductions and real estate actions in connection with the 2007 and prior restructuring plans of approximately $130
•	costs related to workforce reductions and other restructuring activities for all 2008 restructuring plans of approximately $157;
•	costs associated with ongoing contractual commitments related to the divestiture of our manufacturing operations to Flextronics of approximately $70;
•	outstanding principal amount of 4.25% Notes due 2008 of up to $675, if not refinanced in whole or in part; and
•	an earn-out payment to LGE, of approximately $51 based on the 2007 performance of LG-Nortel.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

	Payments Due						Total
Contractual Cash Obligations(a)	2008	2009	2010	2011	2012	Thereafter	Obligations

Long-term debt(b)	$28	$26	$26	$1,027	$29	$1,533	$2,669
Interest on Long-term debt(c)	219	219	219	176	124	497	1,454
Operating leases(d)	105	93	83	70	59	276	686
Purchase obligations	28	9	3	—	—	—	40
Outsourcing contracts	11	10	—	—	—	—	21
Obligations under special charges	51	35	44	40	33	168	371
Pensions, post-retirement benefits and post-employment	350	—	—	—	—	—	350
obligations(e)
Other long-term liabilities reflected on the balance sheet(f)	28	4	5	5	4	119	165

Total contractual cash obligations	$820	$396	$380	$1,318	$249	$2,593	$5,756

(a)	Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying audited consolidated financial statements as of December 31, 2007.
(b)	Includes principal payments due on long-term debt and $296 of capital lease obligations. For additional information, see note 10, “Long-term debt”, to the accompanying audited consolidated financial statements.
(c)	Amounts represent interest obligations on our long-term debt excluding capital leases as at December 31, 2007. As described in note 11, “Financial instruments and hedging activities”, to the accompanying audited consolidated financial statements, we have entered into certain interest rate swap contracts, which swap fixed rate payments for floating rate payments. For the purposes of estimating our future payment obligations with regards to floating rate payments, we have used the floating rate in effect as at December 31, 2007.
(d)	For additional information, see note 13, “Commitments”, to the accompanying audited consolidated financial statements.
(e)	Represents our estimate of our 2008 pension, post-retirement and post-employment obligations only. We will continue to have funding obligations in each future period; however, we are not currently able to estimate those amounts.

(f)	Includes asset retirement obligations, deferred compensation and tax liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. $21 has been classified as current and therefore reflected in 2008 and $71 in “thereafter” as we are unable to reasonably project the ultimate amount or timing of settlement of our reserves for income taxes. See note 7, Income taxes, in the notes to consolidated financial statements for further discussion.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to products and/or services entered into in the normal course of our business. Where the arrangement specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2007 and the end date of the agreement. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

Outsourcing contracts

Outsourcing contract amounts in the table above represent our minimum contractual obligation for services provided to us for a portion of our information services function. The amount payable under these outsourcing contracts is variable to the extent that our hardware volumes and workforce fluctuates from the baseline levels contained in the contracts and our contractual obligation could increase above such baseline amount. If our hardware volumes or workforce were to fall below the baseline levels in the contracts, we would be required to make the minimum payments included above.

Obligations under special charges

Obligations under special charges in the above table reflect undiscounted amounts related to contract settlement and lease costs and are expected to be substantially drawn down by the end of 2022. Included in the December 31, 2007 balance sheet is a provision in the amount of $229 reflecting the discounted balances of the obligations under special charges net of estimated sublease rentals. Balance sheet provisions of $51 for workforce reduction costs, included in restructuring in current liabilities in the accompanying audited consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension and post-retirement obligations

During 2007, we made cash contributions to our defined benefit pension plans of $338 and to our post-retirement benefit plans of $38. In 2008, we expect to make cash contributions of approximately $270 to our defined benefit pension plans and approximately $80 to our post-retirement and post-employment benefit plans.

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

Future Sources of Liquidity

In recent years, our operating results have generally not produced significant cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and the negative impact on gross profit due to competitive pressures, product mix and other factors discussed above under “Results of Operations”. In addition, we have made significant cash payments related to our restructuring programs and pension plans. Our ability to generate sustainable cash from operations will depend on our ability to generate profitable revenue streams, reduce our operating expenses and continue to improve our working capital management.

As of December 31, 2007, our primary source of liquidity was cash. We believe our cash will be sufficient to fund our business model (see “Executive Overview — Our Business and Strategy”) and investments in our business and meet our customer commitments for at least the 12 month period commencing January 1, 2008, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, we entered into a $750 support facility with Export Development Canada, or the EDC Support Facility. As of December 31, 2007, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $25, of which $89 was outstanding; and
•	$450 of uncommitted revolving support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $57 was outstanding.

The EDC Support Facility provides that EDC may suspend its obligation to issue any additional support to us if events occur that would have a material adverse effect on our business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if an event of default has occurred and is continuing under the EDC Support Facility or if our senior unsecured long-term corporate debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B-.

EDC has also agreed to provide future support under the EDC Support Facility on an unsecured basis and without the guarantees of our subsidiaries provided that should we or our subsidiaries incur liens on our assets securing certain indebtedness, or should any of our subsidiaries incur or guarantee certain indebtedness in the future above agreed thresholds, equal and ratable security and/or guarantees of our obligations under the EDC Support Facility would be required at that time.

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

On March 9, 2007, we obtained a waiver from EDC relating to the breach of certain provisions of our EDC Support Facility related to the restatement by us of certain of our prior period results. As a result of this waiver, EDC will abstain from the right to refuse to issue additional support and to terminate its commitments under the Support Facility. The waiver was valid only for the breach resulting from the restatement of our results covered in NNC’s press release dated March 1, 2007.

Effective December 14, 2007, we and EDC amended the EDC Support Facility to (i) extend the termination date of the facility to December 31, 2011, (ii) provide for automatic annual renewal of the facility each following year, unless either party provides written notice to the other of its intent to terminate, (iii) increase the maximum size of individual bonds supported under the committed portion of the facility from $10 to $25, (iv) provide support for individual bonds with expiry dates of up to four years and (v) limit the restriction on the ability to secure indebtedness to apply only to us, NNI and Nortel Networks Capital Corporation at any time that our senior long-term debt is rated as investment grade.

Short-form registration of securities

In June 2007, we again became eligible to make use of short-form registration statements for the registration of our securities with the SEC. Although we filed a shelf registration statement with the SEC in 2002, the information contained in that shelf-registration statement is not current. In order to make use of a short-form registration statement for issuance of securities, we would need to either update the information contained in that shelf registration statement or file a new shelf registration statement and a new base shelf prospectus containing current, updated information.

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating/Corporate Credit Rating	B3	B−
NNL’s $2.0B High-Yield Notes	B3	B−
NNC’s $1.8B Convertible Notes due 2008	B3	B−
NNC’s $1.15B Convertible Notes due 2012 and 2014	B3	B−
NNL’s $200 Notes due 2023	B3	CCC
Nortel Networks Capital Corporation’s $150 Notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa3	CCC−
Series 7	Caa3	CCC−

On March 22, 2007, S&P affirmed its B– long-term credit rating with an outlook of stable. On March 22, 2007, Moody’s affirmed the B3 Corporate Family Rating on NNC and our stable outlook. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNC, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

Off-Balance Sheet Arrangements

Bid, Performance Related and Other Bonds

During the normal course of business, we provide bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. An unwillingness or inability to issue bid and performance related bonds could have a material negative impact on our revenues and gross margin. The contracts which these bonds support generally have terms ranging from one to five years. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term of twelve months and are typically renewed, if required, over the term of the applicable contract. Historically, we have not made, and we do not anticipate that we will be required to make, material payments under these types of bonds.

The following table provides information related to these types of bonds as of:

	For the Years Ended December 31,
	2007	2006

Bid and performance related bonds(a)	$155	$231
Other bonds(b)	54	30

Total bid, performance related and other bonds	$209	$261

(a)	Net of restricted cash and cash equivalents amounts of $5 and $7 as of December 31, 2007 and December 31, 2006, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $27 and $33 as of December 31, 2007 and December 31, 2006, respectively.

The EDC Support Facility is used to support bid and performance bonds with varying terms, including those with at least 365 day terms. Any bid or performance related bonds with terms that extend beyond December 31, 2011 are generally not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2011, we would likely need to utilize cash collateral to support bid, performance related and other related bonding obligations.

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

We regularly enter into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practice Aid, or TPA 5100.39, “Software Revenue recognition for multiple-element arrangements”.

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

If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where postcontract customer support is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining postcontract customer support term once postcontract customer support is the only undelivered element.

Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment. For instance, the determination of whether software is more than incidental to hardware can impact whether the hardware product is accounted for under software revenue recognition under AICPA Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, or SOP 97-2, or based on general revenue recognition guidance. This assessment could significantly impact the amount and timing of revenue recognition.

Many of our products are integrated with software that is embedded in our hardware at delivery and where the software is essential to the functionality of the hardware. In those cases where indications are that software is more than incidental to the product, such as where the transaction includes software upgrades or enhancements, we apply software revenue recognition rules to determine the amount and timing of revenue recognition. The assessment of whether software is more than incidental to the hardware requires significant judgment and may change over time as our product offerings evolve. A change in this assessment, whereby software becomes more than incidental to the hardware product may have a significant impact on the timing of recognition of revenue and related costs.

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1 generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. In circumstances where reasonably dependable cost estimates cannot be made for a customized network solution or build-out, or for which inherent hazards make estimates doubtful, all revenues and related costs are deferred until completion of the solution or element, or the completed contract method. Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under EITF 00-21 that contain both SOP 81-1 and non SOP 81-1 elements. Significant judgment is also required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under SEC Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer. For arrangements where the customer agrees to purchase products but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to postcontract customer support, or PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

Under SOP 97-2 or under Emerging Issues Task Force, or EITF, Issue No 00-21, “Revenue Arrangements with Multiple Deliverables” or EITF 00-21, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of when (i) the undelivered element is delivered or (ii) fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables, and/or post contractual customer support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 50% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.

•	In many instances our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 10% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources — Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As at December 31,
	2007	2006	$ Change	% Change

Deferred revenue	$1,619	$2,046	$(427)	(21)
Advance billings	1,490	1,352	138	10

Total deferred revenue	$3,109	$3,398	$(289)	(9)

Deferred revenues decreased by $289 in 2007 as a result of reductions related to the net release to revenue of approximately $367 and other adjustments of $6, offset by increase due to foreign exchange of $84. The release of deferred revenue to revenue is net of the additional deferrals recorded during 2007.

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

In addition to these individual assessments, regional accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves as of:

	As at December 31,
	2007	2006

Gross accounts receivable	$3,767	$3,797
Provision for doubtful accounts	(62)	(88)

Accounts receivable — net	$3,705	$3,709

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$44	$39
Provision for doubtful accounts	(35)	(34)

Net long-term receivables	$9	$5

Long-term receivables provision as a percentage of gross long-term receivables	80%	87%

Provisions for Inventories

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

Our inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met. We have not recorded excess and obsolete provisions against this type of inventory.

The following table summarizes our inventory balances and other related reserves as of:

	As at December 31,
	2007	2006

Gross inventory	$3,118	$3,415
Inventory provisions	(907)	(1,007)

Inventories — net(a)	$2,211	$2,408

Inventory provisions as a percentage of gross inventory	29%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	64%	69%

(a)	Includes the long-term portion of inventory related to deferred costs of $209 and $419 as of December 30, 2007 and December 31, 2006, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,698 and $1,952 as of December 30, 2007 and December 31, 2006, respectively.

Inventory provisions decreased by $100 primarily as a result of $251 of scrapped inventory and $111 due to sale of inventory, partially offset by $152 of additional inventory provisions, foreign exchange adjustments of $82 and a reclassification of $28. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Provisions for Product Warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates that take into consideration the historical material costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the product is delivered and recognized in the same period as the related revenue. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to six years from the date of sale depending upon the product. Warranty related costs incurred prior to revenue being recognized are capitalized and recognized as an expense when the related revenue is recognized.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of:

	As at December 31,
	2007	2006

Balance at the beginning of the year	$214	$204
Payments	(181)	(267)
Warranties issued	261	281
Revisions	(88)	(4)

Balance at the end of the year	$206	$214

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

Income Taxes

Tax Asset Valuation

As of December 31, 2007, our deferred tax asset balance was $6,472, against which we have recorded a valuation allowance of $3,149, resulting in a net deferred tax asset of $3,323. As of December 31, 2006, our net deferred tax asset was $4,042. The reduction of $719 is primarily attributable to a write down of the Canadian deferred tax asset through an increase in valuation allowance partially offset by the effects of foreign exchange translation, the reclassification of certain deferred tax liabilities into a long-term liability in accordance with FIN 48 and by the normal changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France).

During the second and fourth quarters of 2007, the Canadian government enacted reductions in the federal income tax rate of 0.5% and 3.5%, respectively. The overall reduction of 4% will be phased in through 2012, at which time the federal income tax rate will be 15%. As a result of this rate change, our gross deferred tax asset was reduced by approximately $108 with a corresponding decrease in the amount of valuation allowance established against the gross deferred tax asset. In addition, because the reduction in federal income tax rates increased the time periods over which we expect to utilize the tax asset, those rate changes contributed to an additional change in management’s assessment of the expected realization of the deferred tax assets as discussed in the “Canada” section below.

During the third and fourth quarters of 2007, the German, U.K., and Chinese governments enacted income tax rate changes. As a result of these changes, our gross deferred tax assets were reduced by $29 with a corresponding charge to tax expense of the same amount.

We adopted FIN 48 effective January 1, 2007. As a result of the adoption, we recognized an approximately $1 increase to reserves for uncertain tax positions. This increase was accounted for as an increase to the January 1, 2007 accumulated deficit. Additionally, as a result of adoption, we reduced our gross deferred tax assets by approximately $775, including $620 related to the capital losses. This reduction had no impact on our reported net deferred tax asset. At December 31, 2007, our gross unrecognized tax benefit was $566.

We assess the expected realization of these deferred tax assets quarterly to determine whether an income tax valuation allowance is required. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the remaining net deferred tax assets will be realized. The main factors that we believe provide evidence about the realizability of our net deferred tax asset are discussed in further detail below and include the following:

•	the amount of, and trends related to, cumulative earnings or losses realized over the most recent 12 quarters;
•	our current period net earnings (loss) and its impact on our strong history of earnings prior to 2001;

•	future earnings projections as determined through the use of internal forecasts, including the impact of sales backlog and existing contracts;
•	our ability to carry forward our tax losses and investment tax credits, including tax planning strategies to accelerate utilization of such assets;
•	industry, business, or other circumstances that may adversely affect future operations, and the nature of the future income required to realize our deferred tax asset.

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

The establishment of this valuation allowance coincided with an overall economic shift and significant downturn in the telecommunications industry. The establishment of a valuation allowance against only a portion of our deferred tax assets in certain of our significant jurisdictions was indicative of our expectation that the telecommunications industry and our results would improve in the near future. Our expectations of improvement were met in 2003, as we returned to profitability during that year.

In the third quarter of 2002, we placed significant weight on the negative evidence related to our cumulative losses. However, we also placed significant weight on the positive evidence of our strong earnings history, as we had operated at a consistent, cumulative profit prior to 2001.

Since the third quarter of 2002, through the third quarter of 2007, we have not significantly adjusted the level of our net deferred tax assets in Canada, the U.S., or France other than to present the changes in our deferred tax assets related to foreign currency translation, and the additions of certain refundable tax credits in France. Thus, we have provided valuation allowances against the deferred tax benefit related to our losses and other temporary differences in these jurisdictions for the applicable periods since establishing the valuation allowance.

In each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments need to be made to the net deferred tax asset on a jurisdictional basis. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially or have become cumulative profits since 2002 for most of our jurisdictions. We have operated near break-even since 2002, and the results in the U.S. have improved substantially over the same period relative to 2001 and 2002. We have concluded that there have not been sufficient changes to our profitability to warrant additional significant changes to the net deferred tax asset in the U.S. Since our last assessment of the valuation allowance at September 30, 2007, there have been a number of events that have had a negative effect on the amount of our deferred tax assets in Canada and the time over which we expect to realize them, and as a result, we have adjusted our net deferred tax asset accordingly.

We view the 2001 and 2002 results as anomalies and believe a strong history of earnings prior to 2001 in most of our significant jurisdictions (namely Canada, the U.S., and the U.K.), in combination with recent trends in and current projections of future profitability provide sufficient positive evidence to overcome the primary piece of negative evidence, cumulative losses over the most recent 12 quarters in Canada.

In the 10 years prior to 2001, our taxable earnings in the significant jurisdictions of Canada, the U.S. and the U.K. were in excess of $9,000 ($5,100 in the U.S., $3,600 in Canada, and $300 in the U.K.). We discuss the earnings history, recent trends in profitability and the cumulative earnings/(loss) position of each jurisdiction in more detail below. Because we believe that the future profitability of our significant jurisdictions will closely track our global trend over time, our forecast and future projections of profitability are discussed below rather than in each of the jurisdictional analyses provided later. See the Risk Factors section of this report for certain risks that could affect the realizability of our deferred tax assets.

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

In addition to the amounts attributable to the recognition of our deferred revenue and sales backlog, we expect future pre-tax income will be realized through increasing revenues and reductions to our existing cost structure. Our expectations about future pre-tax income are based on a detailed forecast for 2008 including assumptions about market growth rates, segment analysis and cost reduction initiatives. Revenue growth rates inherent in that forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolutions from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidation and other changes beyond our control could have a positive or negative impact on achieving our targets. We are continuing to take actions through our Business Transformation initiatives, such as exiting products where we cannot achieve adequate market share as well as adjusting our cost base in order to achieve our objective of becoming profitable in the future.

The detailed forecast is our view on future earnings potential. This forecast provides an expectation of sufficient future income to fully utilize the net deferred tax assets in Canada and the U.S. However, there are certain risks to this long range forecast that we considered in our assessment of the valuation allowances. If we do not achieve forecasted results on a jurisdictional basis in the future, an increase to the valuation allowance may be necessary.

At December 31, 2006 we indicated that should certain events occur, the weight that we ascribe to our strong earnings history and our ability to achieve forecasted results would decrease and an increase to the valuation allowance would likely be necessary in Canada. These were a decline in revenue of greater than 10% of the 2007 forecast that is not offset by additional cost reductions or not being able to achieve 80% of our projected cost reductions by the end of 2008. We did not have a decline in revenue of greater than 10% of the 2007 forecast and there is no indication at this point in time that we will not achieve our projected cost reductions by the end of 2008. However, due to the occurrence of other significant events, management has determined that an increase to the valuation allowance in Canada is appropriate.

In recent years, we have restated earnings multiple times, had significant turnover of senior management, and initiated a complete overhaul of our financial systems and processes. In the process of restating the financial statements, we have implemented a more appropriate and rigorous revenue recognition process which has required an extensive learning process for financial, legal and operating personnel. Primarily as a result of these events, we have performed at a level below previous forecasts and projections. We have stabilized a number of these factors and assembled a rigorous forecast based on a thorough understanding of the revenue recognition model with which we now operate.

The significant majority of our net deferred tax asset is recorded in the U.S. and Canada. We are currently in a cumulative profit position in the U.S. and a cumulative loss position in Canada. We consider the potential impairment of our net deferred tax assets in these jurisdictions to be subject to significant judgment, and changes in certain assumptions regarding the realization of the deferred tax assets could have a material effect on our operating performance and financial condition.

The following table provides the breakdown of our net deferred tax asset, by significant jurisdiction as of December 31, 2007:

		Net	Other	Gross
	Tax Benefit	Investment	Temporary	Deferred	Valuation	Net Deferred
	of Losses	Tax Credits	Differences	Tax Asset	Allowance	Tax Asset

Canada	$913	$1,038	$513	$2,464	$(1,290)	$1,174
United States	759	362	915	2,036	(474)	1,562
United Kingdom	449	—	214	663	(337)	326
France	437	42	122	601	(525)	76
Other	439	—	269	708	(523)	185

Total	$2,997	$1,442	$2,033	$6,472	$(3,149)	$3,323

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

During a review of our cumulative profits calculations during the fourth quarter of 2007, we identified and corrected certain errors arising from a failure to accurately take into account the impact of transfer pricing allocations as a result of our restatements, which resulted in additional cumulative losses being applied to Canada of $43 and additional earnings being applied to the U.S. of approximately $300 as of December 31, 2006. We have updated our assessment of the deferred tax asset valuations as at December 31, 2006 and concluded that the identified errors would not have impacted our ultimate conclusions of the established valuation allowances at that time.

Canada

As of December 31, 2007, we have operated at a cumulative loss of $358 over the most recent 12 quarters. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in Canada, we had a strong history of earnings. While our earnings since 2002 have been mixed including several quarters of earnings and several quarters with losses, the trend relative to 2001 and 2002 is clearly positive, which is reflected in the substantial decrease in our cumulative losses since 2002.

In 2002, amidst significant operating and cumulative losses driven by a widespread decline in technology spending, we concluded that it was more likely than not that not all of our deferred tax assets would be realized and as a result, we established a partial valuation allowance. Subsequent to 2002, we have maintained a constant level of net deferred tax asset measured in Canadian Dollars and evaluated the impact of changed circumstances to determine whether a revised measurement of the deferred tax asset was warranted. Prior to the fourth quarter of 2007, we concluded that noted changes in net circumstances were not significant, either individually or cumulatively, to warrant a comprehensive re-measurement of the deferred tax asset. Up to and including the third quarter of 2007, we considered our circumstances to be marginally improved relative to 2002 (namely a reduced level of cumulative losses and increased carry forward periods) though the improvement was not sufficient to warrant any reduction in the established valuation allowance.

Since our last assessment of the valuation allowance at September 30, 2007, there have been a number of events that have had a negative effect on the time over which we expect to realize our deferred tax assets, which include a significant tax rate reduction in the fourth quarter of 2007, continued strengthening of the Canadian Dollar relative to the U.S. Dollar and on-going uncertainty related to potential outcomes of our transfer pricing negotiations.

Considering the convergence of these recent developments (i.e., tax rate reduction, foreign currency movements and transfer pricing discussions) and the direction and cumulative weight of previous changes in circumstance (including rate reductions and currency movements) we have concluded that a comprehensive remeasurement of the level of deferred tax assets expected to be realized is warranted as of December 31, 2007. As a result, we have recorded additional valuation allowance in the fourth quarter of 2007 of approximately $1,064 for a total valuation allowance in Canada relating to NNL of $1,290.

While we have recorded additional valuation allowance, these deferred tax assets are still available for use to offset future taxes payable. The significant majority of our gross deferred tax asset at NNL of $2,464 relates to loss and investment tax credit carryforwards. Absent tax-planning strategies that permit the conversion of these losses and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period, these deferred tax assets generally have between 10 and 20 year carryforward periods.

While this tax planning strategy as it relates to investment tax credits is impacted by newly enacted legislation in Canada such that a significant amount of our investment tax credits may expire unused, there is additional recently announced proposed legislation in Canada that would reduce the amount of expiring investment tax credits to an immaterial amount. While we currently have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada, the ultimate decision on whether or not we will implement these strategies will be made annually as tax returns are filed. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies in order to fully utilize all of our deferred tax assets and ensure that carryforward periods are not a limiting factor to realizing the deferred tax asset. However whether or not we determine to execute these tax planning strategies, we believe that we have provided adequate valuation allowance for the impact of any expiring investment tax credits. Tax credit carryforward amounts of approximately $477 with respect to the years from 1994 to 1997 have expired and are not included in the balance of gross deferred tax assets. We can restore a significant amount of the deferred tax asset for these credits by executing a certain tax planning strategy that involves filing amended tax returns.

U.S.

As of December 31, 2007, we have operated at a cumulative profit of approximately $215 in the U.S. over the most recent 12 quarters. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings.

The significant majority of our $1,562 net deferred tax assets in the U.S. relates to loss and credit carryforwards which have a 20 year carryforward period. Over 93% of our research tax credits do not begin to expire until 2019 and none of our operating loss carryforwards begin to expire until 2022. As a result, we do not expect that a significant portion of our carryforwards will expire prior to utilization given our projections of future earnings. Unlike our carryforwards in Canada, we do not rely upon any planning strategies to support the realization of the U.S. losses and credits within the carryforward period, as we believe we will have sufficient earnings without the use of any planning strategies.

U.K.

Like Canada and the U.S., our operations in the U.K. have a strong history of earnings exclusive of the losses from 2001 and 2002 which created the current carryforwards in the U.K. The U.K. has exhibited strong earnings since 2002 and has cumulative profits over the most recent 12 quarters. We have provided a valuation allowance against a capital loss in the U.K. as such loss may only offset future capital gains, and we have provided a valuation allowance against certain losses from a now dormant entity. Otherwise, we have determined the remaining deferred tax assets in the U.K. will more likely than not be realized in future years.

France

Our operations in France have operated at a cumulative loss in recent years and over the most recent 12 quarters. In addition, unlike our other significant jurisdictions, France does not have a strong history of earnings. As there is currently insufficient positive evidence to support deferred tax asset realization, we have provided a valuation allowance against all of the deferred tax assets, with the exception of certain credits and losses that may be redeemed for cash in future years.

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA currently under negotiation apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities (the U.S., Canada, and the U.K.). We anticipate filing new bilateral APA requests for tax years 2007 through at least 2010, with a request for rollback to 2006 in Canada and the U.S., following methods generally similar to those under negotiation for 2001 through 2005. Tax filings for 2006 included the methodology employed in the new pending APA, resulting in an increase to deferred tax assets in the U.K. and a $12 tax benefit recorded in the third quarter of 2007. In other jurisdictions, changes resulting from the new methodology impacted the level of deferred tax assets with a corresponding offset to valuation allowance with no impact to tax expense.

We are not a party to the APA negotiations, but we do not believe the result of the negotiations will have an adverse impact on us or any further adverse impact on our deferred tax assets. However, it is possible that the result of the APA negotiations could cause a material shift in historical earnings between our various entities. Such a shift in historical earnings could materially adjust the cumulative earnings (loss) calculation used as part of the analysis of positive and negative evidence associated with the valuation allowance. The years included in the APA negotiations are primarily tax loss years. As such, the APA settlement could result in a reallocation of losses from one jurisdiction to another (with Canada and the U.S. being the two primary jurisdictions for such reallocation).

The impact of the APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, this ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence, when available, as it relates to the APA. We may make adjustments to the valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

Valuation Allowance

As of December 31, 2007, our gross income tax valuation allowance decreased to $3,149 compared to $3,413 as of December 31, 2006. The $264 decrease was largely the result of three events: the adoption of FIN 48 on January 1, 2007, a settlement with the U.K. tax authorities relative to capital losses and an increase to the Canadian valuation allowance. Through the adoption of FIN 48 (see note 7, “Income Taxes” to the accompanying consolidated financial statements), $620 of the decrease relates to the removal of a portion of valuation allowance associated with a capital loss in the U.K. Additionally, $555 of the decrease relates to further removal of a portion of valuation allowance associated with a capital loss in the U.K. (with an offsetting reduction to the deferred tax asset), resulting from the settlement of our related FIN 48 position during the second quarter of 2007. These decreases are offset by an increase to the valuation allowance specifically relating to Canada of $1,064 (see separate discussion above under “Canada”) based on the reassessment of the level of deferred tax assets expected to be realized in Canada as well as an increase of $213 related to certain operating losses from prior years that were added to our financial statements with an offsetting valuation allowance. The remaining decrease to the valuation allowance relates to the impacts of foreign exchange rates offset by additional valuation allowances recorded against the tax benefit of current period losses in certain jurisdictions, and additional decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with the FIN 48 implementation. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets across jurisdictions, and negative evidence including our cumulative loss position, and concluded, after the adjustments discussed below, that the overall valuation allowance as of December 31, 2007 was appropriate.

In several of our non-material jurisdictions it was determined that, based on all available evidence, it was appropriate to release valuation allowance to properly reflect the more likely than not realizability of certain jurisdictional deferred tax assets. Based on cumulative profits, future forecasted earnings and the utilization of deferred tax assets, we determined releases were appropriate in Germany, Shanghai, Ireland and Poland.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $86. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2002 and 2003 tax years proposing adjustments to increase taxable income resulting in an additional tax liability of $19 inclusive of penalties and interest. At December 31, 2007, we have provided an income tax liability for this entire amount.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,236, additional income tax liabilities of $49, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $81 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and are in the process of entering Mutual Agreement Procedures with competent authority under the Canada-France tax treaty. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. We continue to monitor the progress of these negotiations; however, we are not a party to these negotiations. We have applied the transfer pricing methodology proposed in the APA requests in preparing our tax returns and accounts from 2001 through 2005.

The outcome of the APA applications is uncertain and possible reallocation of losses as they relate to the APA negotiations cannot be determined at this time. If this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we do not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The fair value of each reporting unit is determined by allocating our total fair value among our reporting units using an average of three valuation models; a discounted cash flow, or DCF, model which is based on estimated 2007 revenue multiples, or the Revenue Multiple model, and a model based on a multiple of estimated 2007 earnings before interest, taxes, depreciation and amortization, or EBITDA, Multiple model. All of these valuation models involve significant assumptions regarding our future operating performance. The following are the significant assumptions involved in each model:

•	DCF model: assumptions regarding revenue growth rates, gross margin percentages, discount rates and terminal growth rates;
•	Revenue Multiple model: estimates of 2007 revenue growth and the selection of comparable companies to determine an appropriate multiple; and
•	EBITDA Multiple model: 2007 projected EBITDA and the selection of comparable companies to determine an appropriate multiple.

The carrying value of goodwill was $2,381 as of December 31, 2007 and $2,351 as of December 31, 2006. The increase of $30 is due to $18 due to the finalization of the purchase price adjustment with respect to the LG-Nortel business venture and $12 due to changes in foreign exchange recorded to cumulative translation adjustment. Effective January 1, 2007, we began reporting revenues from network services consisting of network planning and installation within GS. Goodwill has been reallocated from ES, CN and MEN to GS based on a fair value allocation method for management reporting purposes.

Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 9% for NGS to in excess of 74% for CN.

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

For 2007, the expected long-term rate of return on plan assets used to estimate pension expenses was 7.1% on a weighted average basis, which was the rate determined at September 30, 2006. This rate is down slightly from the rate of 7.2% used in 2006. The discount rates used to estimate the net pension obligations and expenses for 2007 were 5.8% and 5.1%, respectively, on a weighted average basis, compared to 5.1% and 5.1%, respectively, in 2006.

The key assumptions used to estimate the post-retirement benefit costs for 2007 were discount rates of 5.8% and 5.4% for the obligations and costs, respectively, both on a weighted average basis, compared to 5.4% and 5.4%, respectively, in 2006.

The difference between the discount rate reported for the net pension obligations and expenses and discount rate reported for the net post-retirement benefit obligations and costs is due to the weighted-average calculation as a result of the number of countries in which we offer either pension or pension and post-retirement benefits. In developing these assumptions, we evaluated, among other things, input from our actuaries and matched the plans’ expected benefit payments to spot rates of high quality corporate bond yield curves.

Changes in net periodic pension and post-retirement benefit expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post-retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

		Effect on 2007
	Effect on 2007	Pre-Tax
	Pre-Tax	Post-Retirement
Change in Assumption	Pension Expense	Benefit Expense
	Increase/(decrease)	Increase/(decrease)

1 percentage point increase in the expected return on assets	$(71)	N/A
1 percentage point decrease in the expected return on assets	74	N/A
1 percentage point increase in discount rate	(83)	—
1 percentage point decrease in discount rate	94	1

For 2008, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2008, our discount rate on a weighted-average basis for pension expenses will increase from 5.1% to 5.8% for the defined benefit pension plans and from 5.4% to 5.8% for post-retirement benefit plans. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future.

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plan were common shares of Nortel Networks Corporation, held directly or through pooled funds, with an aggregate market value of $2 (0.02% of total plan assets) as of December 31, 2007 and $4 (0.06% of total plan assets) as of December 31, 2006.

At December 31, 2007, we had net actuarial losses, before taxes, included in Accumulated Other Comprehensive Income/Loss related to the defined benefit plans of $816, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial losses, before taxes, of $16 included in accumulated other comprehensive loss at the end of 2007. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over approximately an 11 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We moved employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we eliminated post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006.

For the 2007 year-end measurement, the favorable impact of increases in discount rates, pension asset returns, and our contributions made to the plans more than offset unfavorable foreign currency exchange impact driven by the strengthening of the British Pound and Canadian Dollar against the US Dollar and other accounting assumptions. As a result, the unfunded status of our defined benefit plans and post-retirement plans decreased from $2,741 as of the measurement date of September 30, 2006 to $1,937 as of the measurement date of September 30, 2007. The effect of this adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $759,and decrease pension liabilities by $759.

SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of our defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for us for our fiscal year ending December 31, 2008. The effect of the initial adoption of SFAS 158 was as follows:

	As at December 31, 2006
	Before Application		After Application
	of SFAS 158	Adjustment	of SFAS 158

Intangible assets — net	$262	$(21)	$241
Other assets — long term	677	3	680
Deferred tax asset — long term	3,803	60	3,863
Payroll and benefit liabilities — current	(865)	228	(637)
Other liabilities — long term	(3,716)	(412)	(4,128)
Accumulated other comprehensive loss	466	142	608

During 2007, we made cash contributions to our defined benefit pension plans of $338 and to our post-retirement benefit plans of $38. In 2008, we expect to make cash contributions of approximately $270 to our defined benefit pension plans and approximately $80 to our post-retirement and post-employment benefit plans. If the actual results of the plans differ from the assumptions, we may be required to make additional contributions. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2007, we had $51 in accruals related to workforce reduction charges and $229 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

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

We are also subject to proceedings, lawsuits, investigations and other claims (some of which may involve substantial dollar amounts), including proceedings under laws and government regulations related to securities, income and other taxes, environmental, labor, product and other matters which are in the normal course of business. Our restatements of our consolidated financial statements and related events have caused us to be subject to ongoing criminal investigations and pending civil litigation actions in the U.S. and Canada. We are required to assess the likelihood of any adverse judgments or outcomes in any of these matters, as well as potential ranges of probable losses. A determination of the amount of provision required, if any, for these contingencies is based on an analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3 “Accounting changes” to the accompanying audited consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2007. The following summarizes the accounting changes and pronouncements we have adopted in 2007:

•	Accounting for Certain Hybrid Financial Instruments — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140, or SFAS 155. SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement, at the option of the entity, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Pursuant to SFAS 155, we have not elected to measure our hybrid instruments at fair value.

•	Accounting for Servicing of Financial Assets In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. We adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 has not had a material impact on our results of operations and financial condition.

•	Accounting for Uncertainty In Income Taxes — In June 2006, the FASB issued FIN 48, clarifying the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of each position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we would recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 7 to the accompanying audited consolidated financial statements.

On May 2, 2007, the FASB issued FASB Staff Position, or FSP, FIN 48-1, Definition of Settlement in FASB Interpretation 48, or FSP FIN 48-1. FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We applied the provisions of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 has not had a material impact on our results of operations and financial condition.

•	Accounting for Sabbatical Leave and Other Similar Benefits — In June 2006, the EITF reached a consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences, or EITF 06-2. EITF 06-2 provides clarification surrounding the accounting for benefits in the form of compensated absences, whereby an employee is entitled to paid time off after working for a specified period of time. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-2 has not had a material impact on our results of operations and financial condition.

•	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement — In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3. EITF 06-3 provides guidance on how taxes directly imposed on revenue-producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). We elected to follow our existing policy of net presentation allowed by EITF 06-3 and, therefore, its adoption of EITF 06-3 has not had an impact on our results of operations and financial condition.

•	Share-Based Payment — On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. We previously elected to account for employee share-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003, in accordance with SFAS No. 148, “Accounting for Share-based Compensation — Transition and Disclosure”. SAB No. 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, we recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on our results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 18 to the accompanying audited consolidated financial statements.

•	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Based on the funded status of our pension and post-retirement benefit plans as of the measurement date of September 30, the adoption of SFAS 158 has had the effect of increasing our net liabilities for pension and post-retirement benefits and decreasing shareholders’ equity by approximately $142, net of taxes, as of December 31, 2006.

We use a measurement date of September 30 to measure plan assets and benefit obligations annually for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date, both of which apply to us for our fiscal year ending December 31, 2008. Under the first approach, an employer remeasures plan assets and benefit obligations as of the beginning of the fiscal year that the measurement date provisions are applied. Under the second approach, an employer continues to use the measurements determined for the prior fiscal year end reporting to estimate the effects of the change. Net periodic benefit cost for the period between the earlier measurement date and the end of the fiscal year that the measurement date provisions are applied, exclusive of any curtailment or settlement gain or loss, shall be allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year that the measurement date provisions are applied. We have elected to adopt the second approach to transition to a fiscal year end measurement date for our fiscal year ending December 31, 2008 and our currently assessing the impact on our results of operations and financial condition.

For additional information on Nortel’s pension and post-retirement plans, see note 8 to the accompanying audited financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For us, SFAS 159 is effective as of January 1, 2008. We have elected not to apply the fair value option for any of our eligible financial instruments and other items.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards”, or EITF 06-11. EITF 06-11 provides accounting guidance on how to recognize the realized tax benefits associated with the payment of dividends under a share-based payment arrangement. EITF 06-11 requires that the realized tax benefits associated with dividends on unvested share-based payments be charged to equity as an increase in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. We adopted the provisions of EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 is not expected to have a material impact on our results of operations and financial condition.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities”, EITF 07-3. EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. We adopted the provisions of EITF 07-3 on January 1, 2008. The implementation of EITF 07-3 is not expected to have a material impact on our results of operations and financial condition.

In April 2007, the FASB issued FSP FIN 39-1, an amendment to paragraph 10 of FIN 39, “Offsetting of Amounts Related to Certain Contracts”, or FSP FIN 39-1. FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, or SFAS 133. FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. We adopted the provisions of FSP FIN 39-1 on January 1, 2008. The implementation of FSP FIN 39-1 is not expected to have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS 157. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value in U.S. GAAP and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 on January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis is expected to be deferred to fiscal years beginning after December 15, 2008. We plan to adopt the deferred portion of SFAS 157 on January 1, 2009. We currently do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial conditions; however, we will continue to assess the evolving guidance.

In September 2007, the EITF reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements”, or EITF 07-1. EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, or SFAS 141R, replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary should be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interest to shareholders’ equity. We are currently assessing any further impacts on our results of operations and financial condition.

Outstanding Share Data

As of February 19, 2008, Nortel Networks Limited had 1,460,978,638 outstanding common shares.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2007, the accruals on the consolidated balance sheet for environmental matters were $26. Based on information available as of December 31, 2007, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $26.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at four Superfund sites in the U.S. (at three of the Superfund sites, we are considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $26 referred to above.

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

For a discussion of environmental matters, see note 19, “Contingencies” to the accompanying consolidated financial statements.

Legal Proceedings

For additional information related to our legal proceedings, see the Legal Proceedings section of this report.

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to Nortel’s business including: significant competition, competitive pricing practice, cautious capital spending by customers as a result of factors including current economic uncertainties, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with Nortel’s suppliers and contract manufacturing agreements including our reliance on certain suppliers for key optical networking solutions components; potential penalties, damages or cancelled customer contracts from failure to meet delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with Nortel’s efforts to expand internationally; potential additional valuation allowances for all or a portion of Nortel’s deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect Nortel’s intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain integrity of Nortel’s information systems; changes in regulation of the telecommunications industry or other aspects of the industry; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; Nortel’s potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to Nortel’s liquidity, financing arrangements and capital including: any inability of Nortel to manage cash flow fluctuations to fund working capital requirements or achieve its business objectives in a timely manner or obtain additional sources of funding; high levels of debt, limitations on Nortel capitalizing on business opportunities because of senior notes covenants, or on obtaining additional secured debt pursuant to the provisions of indentures governing certain of Nortel’s public debt issues; Nortel’s below investment grade credit rating; any increase of restricted cash requirements for Nortel if it is unable to secure alternative support for obligations arising from certain normal course business activities, or any inability of Nortel’s subsidiaries to provide it with sufficient funding; any negative effect to Nortel of the need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on Nortel’s ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of Nortel’s publicly traded securities; and (iii) risks and uncertainties relating to Nortel’s prior restatements and related matters including: legal judgments, fines, penalties or settlements, related to the ongoing criminal investigations of Nortel in the U.S. and Canada; the significant dilution of Nortel’s existing equity positions resulting from the approval of its class action settlement; any significant pending or future civil litigation actions not encompassed by Nortel’s class action settlement; For additional information with respect to certain of these and other factors, see the “Risk Factors” section of this report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, Nortel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. To manage the risk from these fluctuations, we enter into various derivative-hedging transactions in accordance with our policies and procedures. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments for trading purposes.

Additional disclosure of our financial instruments is included in note 11, “Financial instruments and hedging activities” to the accompanying audited consolidated financial statements.

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian Dollar, the British Pound and the Euro. We enter into U.S. to Canadian Dollar forward and option contracts intended to hedge the U.S. to Canadian Dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, we recognize the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. As at December 31, 2007, no cash flow hedges have met the criteria for hedge accounting and therefore are considered non-designated hedging strategies in accordance with SFAS 133. As such any gains and losses related to these contracts is recognized in earnings immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. Dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the year ended December 31, 2007 were in U.S. Dollars, Canadian Dollars, British Pounds and Euros. The net impact of foreign exchange fluctuations resulted in a gain of $180 in 2007, a loss of $18 in 2006 and a gain of $63 in 2005. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition.

We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse changes in foreign exchange rates. The balances are segregated by source currency and a hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates to determine the potential decrease in cash flows over the next year. The sensitivity analysis includes all foreign currency-denominated cash, short-term and long-term debt, and derivative instruments that will impact cash flows over the next year that are held at December 31, 2007 and 2006. The underlying cash flows that relate to the hedged firm commitments are not included in the analysis. The analysis is performed at the reporting date and assumes no future changes in the balances or timing of cash flows from the year-end position. Further, the model assumes no correlation in the movement of foreign exchange rates. Based on a one-year time horizon, a 10% adverse change in exchange rates would have resulted in a potential decrease in after-tax earnings (increase of loss) of $116 as of December 31, 2007 and a potential decrease in after-tax earnings (increase of loss) of $120 as of December 31, 2006. This potential decrease would result primarily from our exposure to the Canadian Dollar, the British Pound and the Euro.

A portion of our long-term debt is subject to changes in fair value resulting from changes in market interest rates. We have hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps on the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. As the swaps for the 2013 Fixed Rate Notes have passed the hedge designation criteria in accordance with SFAS 133, the change in fair value of those swaps are recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in income immediately. The interest rate swap hedging the 2016 Notes has not met the hedge effectiveness criteria and remains a non-designated hedging strategy as of December 31, 2007. We record net settlements on these swap instruments as adjustments to interest expense. Historically, we have managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate instruments denominated in several major currencies. We use sensitivity analysis to measure our interest rate risk. The sensitivity analysis includes cash, our outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate. A 100 basis point adverse change in interest rates would have resulted in a potential decrease in after-tax earnings (increase of loss) of $55 as of December 31, 2007 and a potential decrease in after-tax earnings (increase of loss) of $55 as of December 31, 2006.

Equity Price Risk

The values of our equity investments in several publicly traded companies are subject to market price volatility. These investments are generally in companies in the technology industry sector and are classified as available for sale. We typically do not attempt to reduce or eliminate the market exposure on these investment securities. We also hold certain derivative instruments or warrants that are subject to market price volatility because their value is based on the common share price of a publicly traded company. These derivative instruments are generally acquired in connection with OEM arrangements with strategic partners, or acquired through business acquisitions or divestitures. In addition, derivative instruments may also be purchased to hedge exposure to certain compensation obligations that vary based on future Nortel Networks Corporation common share prices. We do not hold equity securities or derivative instruments for trading purposes.

As of December 31, 2007, a hypothetical 20% adverse change in the stock prices of our publicly traded equity securities and the related underlying stock prices of publicly traded equity securities for certain of our derivative instruments would result in a loss in their aggregate fair value of $11.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nortel Networks Limited:

We have audited the accompanying consolidated balance sheet of Nortel Networks Limited and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of Nortel Networks Limited’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortel Networks Limited and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nortel Networks Limited’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
February 27, 2008

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Limited

We have audited the accompanying consolidated balance sheet of Nortel Networks Limited and subsidiaries (“Nortel”) as of December 31, 2006 and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Nortel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nortel as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 15, 2007, except as to notes 4, 5, 6 and 21, which are as of September 7, 2007

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements, such as the changes described in Note 3 to the financial statements. Our report to the Shareholders and Board of Directors of Nortel dated March 15, 2007 (except as to notes 4, 5, 6 and 21, which are as of September 7, 2007) with respect to the consolidated financial statements is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 15, 2007, except as to notes 4, 5, 6 and 21, which are as of September 7, 2007

NORTEL NETWORKS LIMITED

Consolidated Statements of Operations for the years ended December 31

	2007	2006	2005
	(Millions of U.S. Dollars)

Revenues:
Products	$9,654	$10,158	$9,338
Services	1,294	1,260	1,171

Total Revenues	10,948	11,418	10,509

Cost of revenues:
Products	5,637	6,276	5,629
Services	684	712	641

Total cost of revenues	6,321	6,988	6,270

Gross profit	4,627	4,430	4,239
Selling, general and administrative expense	2,486	2,491	2,417
Research and development expense	1,723	1,940	1,874
Amortization of intangible assets	50	26	17
In-process research and development expense	—	22	—
Special charges	210	105	169
Loss (gain) on sales of businesses and assets(a)	(31)	(206)	47
Other operating income — net (note 4)	(35)	(13)	(23)

Operating earnings (loss)	224	65	(262)
Other income — net (note 4)	444	186	272
Interest expense
Long-term debt	(257)	(187)	(124)
Other	(24)	(22)	(6)

Earnings (loss) from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	387	42	(120)
Income tax (expense) benefit	(1,114)	(60)	81

	(727)	(18)	(39)
Minority interests — net of tax	(73)	(21)	(12)
Equity in net earnings (loss) of associated companies — net of tax	2	(2)	3

Net loss from continuing operations	(798)	(41)	(48)
Net earnings from discontinued operations — net of tax	—	—	1

Net loss before cumulative effect of accounting change	(798)	(41)	(47)
Cumulative effect of accounting change — net of tax (note 3)	—	9	—

Net loss	(798)	(32)	(47)
Dividends on preferred shares	42	38	26

Net loss applicable to common shares	$(840)	$(70)	$(73)

(a)	Includes related costs.

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Balance Sheets as of December 31

	2007	2006
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$3,526	$3,487
Restricted cash and cash equivalents	66	44
Accounts receivable — net	3,705	3,709
Inventories — net	2,002	1,989
Deferred income taxes — net	487	276
Other current assets	467	512

Total current assets	10,253	10,017
Investments	194	204
Plant and equipment — net	1,530	1,526
Goodwill	2,381	2,351
Intangible assets — net	213	241
Deferred income taxes — net	2,868	3,863
Other assets	534	680

Total assets	$17,973	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,229	$1,124
Payroll and benefit-related liabilities	689	637
Contractual liabilities	272	243
Restructuring liabilities	100	97
Other accrued liabilities (note 4)	3,799	3,756
Long-term debt due within one year	23	18

Total current liabilities	6,112	5,875
Long-term debt	2,666	2,646
Deferred income taxes — net	17	97
Other liabilities (note 4)	2,874	4,128

Total liabilities	11,669	12,746

Minority interests in subsidiary companies	294	243
Guarantees, commitments, contingencies and subsequent events (notes 12, 13, 19 and 20, respectively)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 and 30,000,000 for 2007 and 2006, respectively	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 and 1,460,978,638 for 2007 and 2006, respectively	1,211	1,211
Additional paid-in capital	22,401	22,298
Accumulated deficit	(18,385)	(17,544)
Accumulated other comprehensive income (loss)	247	(608)

Total shareholders’ equity	6,010	5,893

Total liabilities and shareholders’ equity	$17,973	$18,882

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

	2007	2006	2005
	(Millions of U.S. Dollars)

Preferred shares
Balance at the beginning of the year	$536	$536	$536

Balance at the end of the year	536	536	536

Common shares
Balance at the beginning of the year	1,211	1,211	1,211

Balance at the end of the year	1,211	1,211	1,211

Additional paid-in capital
Balance at the beginning of the year	22,298	22,193	22,107
Stock option compensation	76	93	84
Restricted stock units	23	8	1
Performance stock units	6	2	—
Other	(2)	2	1

Balance at the end of the year	22,401	22,298	22,193

Accumulated deficit
Balance at the beginning of the year	(17,544)	(17,474)	(17,401)
Net loss	(798)	(32)	(47)
Dividends on preferred shares	(42)	(38)	(26)
Adoption of FIN 48 — (note 3)	(1)	—	—

Balance at the end of the year	(18,385)	(17,544)	(17,474)

Accumulated other comprehensive income (loss)
Balance at the beginning of the year	(608)	(833)	(504)
Foreign currency translation adjustment	298	282	(147)
Unrealized gain (loss) on investments — net	(13)	8	(2)
Unrealized derivative gain (loss) on cash flow hedges — net	10	(17)	(11)
Minimum pension liability adjustment — net	—	94	(169)
Change in unamortized pension and post-retirement actuarial losses and prior service cost	560	—	—

Other comprehensive income (loss)	855	367	(329)
Adoption of FASB Statement No. 158 — net (see note 8)	—	(142)	—

Balance at the end of the year	247	(608)	(833)

Total shareholders’ equity	$6,010	$5,893	$5,633

Total comprehensive income (loss) for the year
Net loss	$(798)	$(32)	$(47)
Other comprehensive income (loss)	855	367	(329)

Total comprehensive income (loss) for the year	$57	$335	$(376)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Consolidated Statements of Cash Flows for the years ended December 31

	2007	2006	2005
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net loss	$(798)	$(32)	$(47)
Adjustments to reconcile net loss to net cash from (used in) operating activities of continuing operations:
Amortization and depreciation	328	290	301
Non-cash portion of special charges	13	3	38
In-process research and development expense	—	22	—
Equity in net (earnings) loss of associated companies	(2)	2	(3)
Share-based compensation expense	105	112	86
Deferred income taxes	1,019	31	(114)
Net loss (earnings) from discontinued operations	—	—	(1)
Cumulative effect of accounting change	—	(9)	—
Pension and other accruals	276	345	299
Loss (gain) on sales and write downs of investments, businesses and assets — net	(26)	(200)	(20)
Minority interests	73	21	12
Other — net	(210)	127	119
Change in operating assets and liabilities	(585)	(995)	(842)

Net cash from (used in) operating activities of continuing operations	193	(283)	(172)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(235)	(316)	(256)
Proceeds on disposals of plant and equipment	90	143	10
Change in restricted cash and cash equivalents	(22)	36	3
Acquisitions of investments and businesses — net of cash acquired	(85)	(146)	(651)
Proceeds from the sales of investments and businesses and assets — net	75	600	470

Net cash from (used in) investing activities of continuing operations	(177)	317	(424)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(52)	(60)	(43)
Increase in notes payable	76	105	70
Decrease in notes payable	(81)	(79)	(83)
Proceeds from issuance of long-term debt	—	3,300	—
Repayments of long-term debt	—	(2,725)	—
Debt issuance costs	—	(42)	—
Increase in capital leases payable	—	1	—
Repayments of capital leases payable	(24)	(17)	(9)

Net cash from (used in) financing activities of continuing operations	(81)	483	(65)

Effect of foreign exchange rate changes on cash and cash equivalents	104	94	(102)

Net cash from (used in) continuing operations	39	611	(763)
Net cash from (used in) operating activities of discontinued operations	—	—	33

Net increase (decrease) in cash and cash equivalents	39	611	(730)
Cash and cash equivalents at beginning of year	3,487	2,876	3,606

Cash and cash equivalents at end of year	$3,526	$3,487	$2,876

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements
(Millions of U.S. Dollars, except per share amounts, unless otherwise stated)

1.	Nortel Networks Limited

Nortel Networks Limited (“Nortel”) is a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies span access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consist of hardware, software and services. Nortel designs, develops, engineers, markets, sells, licenses, installs, services and supports these networking solutions worldwide.

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

Basis of presentation

The consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements. Although Nortel is headquartered in Canada, the consolidated financial statements are expressed in U.S. Dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. Dollars. Certain prior year amounts have been reclassified to conform to Nortel’s current presentation, as set out in note 4.

(a)	Principles of consolidation

The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated into Nortel’s results. Entities which are controlled jointly with another entity, referred to as joint ventures, and entities which are not controlled by Nortel but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of any of the VIEs’ expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

(b)	Use of estimates

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable and customer financing, receivables sales, inventory provisions, product warranties, estimated useful lives of intangible assets and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation and contingencies.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

(c)	Translation of foreign currencies

Nortel’s consolidated financial statements are presented in U.S. Dollars. The financial statements of Nortel’s operations whose functional currency is not the U.S. Dollar (except for highly inflationary economies as described below) are translated into U.S. Dollars at the exchange rates in effect at the balance sheet dates for assets and liabilities, and at average rates for the period for revenues and expenses. The unrealized translation gains and losses on Nortel’s net investment in these operations, including those on long-term intercompany advances that have been designated to form part of the net investment, are accumulated as a component of other comprehensive income (loss) (“OCI”).

The financial statements of Nortel’s operations whose functional currency is the U.S. Dollar, but where the underlying transactions are in a different currency, are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Non-monetary assets and liabilities of these operations, and related amortization and depreciation expenses, are translated at the historical exchange rate. Revenues and expenses, other than amortization and depreciation, are translated at the average rate for the period in which the transaction occurred.

Transactions and financial statements for Nortel’s operations in countries considered to have highly inflationary economies use the U.S. Dollar as their functional currency. Resulting translation gains or losses are reflected in net earnings (loss).

(d)	Revenue recognition

Nortel’s products and services are generally sold pursuant to a contract and the terms of the contract, taken as a whole, determine the appropriate revenue recognition methods to be applied. Product revenue includes revenue from arrangements that include services such as installation, engineering and network planning where the services could not be separated from the arrangement because the services are essential or fair value could not be established. Where services are not bundled with product sales, services revenue is reported in the consolidated statements of operations as revenue of Nortel’s Global Services segment.

Depending on the terms of the contract and types of products and services sold, Nortel recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), and FASB Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). Revenues are reduced for returns, allowances, rebates, discounts and other offerings in accordance with the agreement terms.

Nortel regularly enters into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practice Aid (“TPA”) 5100.39, “Software Revenue recognition for multiple-element arrangements”.

For arrangements with multiple deliverables entered into after June 30, 2003, where the deliverables are governed by more than one authoritative accounting standard, Nortel generally applies EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes. In this case, revenue allocated to the unit of accounting is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. In circumstances where reasonably dependable cost estimates cannot be made for a customized network solution or build-out, or for which inherent hazards make estimates doubtful, all revenues and related costs are deferred until completion of the solution or element (the “completed contract method”). Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under EITF 00-21 that contain both SOP 81-1 and non SOP 81-1 elements.

Revenue is recognized under SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions legal title, has been transferred to the customer.

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

Software revenue is generally recognized under SOP 97-2. For software arrangements involving multiple elements, Nortel allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

Under SAB 104 or SOP 97-2, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Deferred costs are presented as current or long-term in the consolidated balance sheet, consistent with the classification of the related deferred revenues.

(e)	Research and development

Research and development (“R&D”) costs are charged to net earnings (loss) in the periods in which they are incurred. However, costs incurred pursuant to specific contracts with third parties for which Nortel is obligated to deliver a product, are charged to cost of revenues in the same period as the related revenue is recognized. Related investment tax credits are deducted from the income tax provision.

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

In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), Nortel classifies interest and penalties associated with income tax positions in income tax expense.

(g)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments with original maturities of three months or less. The amounts presented in the consolidated financial statements approximate the fair value of cash and cash equivalents.

(h)	Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer in the normal course of business. From time to time, Nortel may be required to post cash and cash equivalents as collateral to a third party as a result of the general economic and industry environment and Nortel’s and NNC’s credit ratings.

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

Customer financing receivables are receivables from customers with deferred payment terms. Customer financing receivables are considered impaired when they are classified as non-performing, payment arrears exceed 90 days or a major credit event such as a material default has occurred, and management determines that collection of amounts due according to the contractual terms is doubtful. Provisions for impaired customer financing receivables are recorded based on the expected recovery of defaulted customer obligations, being the present value of expected cash flows, or the

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

realizable value of the collateral if recovery of the receivables is dependent upon a liquidation of the assets. Nortel recognizes recoveries on non-performing receivables once cash payment has been received. Interest income on impaired customer finance receivables is recognized as the cash payments are collected.

(j)	Inventories

Inventories are valued at the lower of cost (calculated generally on a first-in, first-out basis) or market value. The cost of finished goods and work in process is comprised of material, labor and manufacturing overhead. Provisions for inventory are based on estimates of future customer demand for products, including general economic conditions, growth prospects within the customer’s ultimate marketplaces and market acceptance of current and pending products. Full provisions are generally recorded for surplus inventory in excess of one year’s forecast demand or inventory deemed obsolete. In addition, Nortel records a liability for inventory purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts in accordance with Nortel’s excess and obsolete inventory policies.

Inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss were transferred to customers but revenue was deferred due to other revenue recognition criteria not being met.

(k)	Receivables sales

Transfers of accounts receivable that meet the criteria for surrender of control under FASB Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are accounted for as sales. Generally, Nortel retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded as an operating expense (recovery) within selling, general and administrative (“SG&A”) at the date of the receivables sale. The gain or loss is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests based on their relative fair values at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks.

(l)	Investments

Investments in publicly traded equity securities of companies over which Nortel does not exert significant influence are classified as available for sale and carried at fair value, based on quoted market prices. Unrealized holding gains and losses related to these securities are excluded from net earnings (loss) and are included in OCI until such gains or losses are realized or an other-than-temporary impairment is determined to have occurred. Gains and losses are realized when the securities are sold.

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

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives of the plant and equipment. The expected useful life of a building is twenty to forty years, machinery and equipment including related capital leases is three to ten years, and capitalized software is three to ten years.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

(n)	Software development and business re-engineering costs

Software development costs

Costs to develop, acquire or modify software solely for Nortel’s internal use are capitalized pursuant to SOP No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires qualified internal and external costs related to such software incurred during the application development stage to be capitalized and any preliminary project costs related to such software and post-implementation costs to be expensed as incurred.

Business re-engineering costs

Internal and external costs of business process re-engineering activities are expensed pursuant to EITF Issue No. 97-13, “Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation” (“EITF 97-13”). Information technology transformation projects typically involve implementation of enterprise software packages whereby entities must re-engineer their business processes to connect into the software rather than modify the software to connect into their existing business processes. Software development costs relating to the information technology transformation are capitalized under SOP 98-1 as described above.

(o)	Impairment or disposal of long-lived assets

Long-lived assets held and used

Nortel tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset or asset group; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life.

Recoverability is assessed based on the carrying amount of the asset or asset group and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

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

Nortel measures long-lived assets held for sale at the lower of carrying amount or fair value, less cost to sell. These assets are not depreciated.

Long-lived assets to be disposed of other than by sale

Nortel classifies assets that will be disposed of other than by sale as held and used until the disposal transaction occurs. The assets continue to be depreciated based on revisions to their estimated useful lives until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset or asset group and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset or asset group. An

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Fair value for the purposes of measuring impairment or a planned disposal of long-lived assets is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

(p)	Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Nortel tests for impairment of goodwill on an annual basis as of October 1, and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying amount.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. Nortel also considers its market capitalization as of the date of the impairment test. If the carrying amount of the reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

(q)	Intangible assets

Intangible assets consist of acquired technology and other intangible assets. Acquired technology represents the value of the proprietary know-how that was technologically feasible as of the acquisition date. Intangible assets are amortized to net earnings (loss) on a straight-line basis over their estimated useful lives, generally two to ten years, or based on the expected pattern of benefit to future periods using estimates of undiscounted cash flows.

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

The over-funded or under-funded status of defined benefit pension and post-retirement plans is recognized as an asset or liability, respectively, on the consolidated balance sheet.

(t)	Derivative financial instruments

Nortel records derivatives as assets and liabilities measured at fair value. The accounting for changes in the fair value depends on whether a derivative has been designated as a hedge under hedge accounting, and the type of hedging relationship designated. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss) in the period in which the changes occur. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). The ineffective portion of changes in the fair value of the derivative in a cash flow hedge are recognized in other income (expense) — net in the period in which the changes occur. If the derivative has not been designated as a hedging instrument for accounting purposes or if a designated hedging relationship is no longer highly effective, changes in the fair value of the derivative are recognized in net earnings (loss) in the period in which the changes occur.

When a fair value hedging relationship is terminated because the derivative is sold or the hedge relationship is de-designated, the fair value basis adjustment recorded on the hedged item is recognized in the same manner as the other components of the hedged item. For a cash flow hedge that is terminated because the derivative is sold, expired, or the relationship is de-designated, the amount in OCI is to be realized when the hedged item affects net earnings (loss). If a cash flow or fair value hedging relationship is terminated because the underlying hedged item is repaid or is sold, or it is no longer probable that the hedged forecasted transaction will occur, the accumulated balance in OCI or the fair value basis adjustment recorded on the hedged item is recorded immediately in net earnings (loss).

Nortel’s policy is to formally document the terms of the relationships between derivative instruments and hedged items to which hedge accounting will be applied. This documentation includes Nortel’s risk management objectives and strategy for undertaking various hedge transactions. Where hedge accounting will be applied, this process includes linking all derivatives to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions. Nortel also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in designated hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Nortel may also invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments. Such warrants, however, are generally not eligible to be designated as hedging instruments. In addition, Nortel may enter into certain commercial contracts containing embedded derivative financial instruments. Generally for these embedded derivatives, the economic characteristics and risks are not clearly and closely related to the economic characteristics and risks of the host contract, and therefore the embedded derivatives are separated from the host contract and the changes in fair value each period are recorded in net earnings (loss).

(u)	Share-based compensation

Nortel employees and directors have been issued share-based awards from a number of share-based compensation plans that are described in note 17.

Effective January 1, 2006, Nortel adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Nortel adopted SFAS 123R using the modified prospective transition approach and, accordingly, the results of prior periods have not been restated. Under the modified prospective transition approach, the provisions of SFAS 123R are generally applied only to share-based awards granted, modified, repurchased or cancelled on January 1, 2006 and thereafter. Nortel voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123”), using the prospective method. Under this method, Nortel measured the cost of share-based awards granted or modified on or after January 1,

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

2003 using the fair value of the award and began recognizing that cost in the consolidated statements of operations over the vesting period. Nortel will recognize the remaining previously unrecognized cost of these awards over the remaining service period following the provisions of SFAS 123R. Nortel recognizes compensation expense for stock options and Restricted Stock Units (“RSUs”) over the requisite service period. The requisite service period for a stock option or RSU is equal to the vesting period of the awards, as they vest solely based on employee service. Performance Stock Units (“PSUs”) have an employee service condition and a market condition, both of which are based on a three-year period. As such, the requisite service period for PSUs is also equal to its vesting period.

Employees of Nortel are granted awards under NNC’s share-based compensation plans. Nortel Networks Corporation common shares, deliverable upon the settlement or exercise of awards issued under NNC’s share-based compensation plans, may be new shares issued from treasury or shares purchased in privately negotiated transactions or in the open market.

The accounting for NNC’s significant share-based compensation plans under the fair value based method is as follows:

Stock options

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of shares and are therefore treated as equity awards.

RSUs

RSUs are settled with Nortel Networks Corporation common shares and are valued on the grant date using the grant date market price of the underlying shares. This valuation is not subsequently adjusted for changes in the market price of the shares prior to settlement of the award. Each RSU granted under the SIP (as defined in note 17) represents one Nortel Networks Corporation common share. Compensation expense is recognized on a straight-line basis over the vesting period of the entire award based on the estimated number of RSU awards that are expected to vest. RSUs awarded to executive officers beginning in 2005, and employees from January 1, 2007, prospectively vest in equal installments on the first three anniversary dates of the grant of the award. All RSUs currently granted have been classified as equity instruments as their terms require that they be settled in shares.

PSUs

PSUs are settled with Nortel Networks Corporation common shares and are valued using a Monte Carlo simulation model. The extent to which PSUs vest and settle at the end of a three year performance period will depend upon the level of achievement of certain market performance criteria based on the total shareholder return on the Nortel Networks Corporation common shares compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Technology Titans Index (the “Technology Index”). The number of awards expected to be earned based on achievement of the PSU market condition, is factored into the grant date Monte Carlo valuation of the PSU award. The grant date fair value is not subsequently adjusted regardless of the eventual number of awards that are earned based on the market condition. Compensation expense is recognized on a straight-line basis over the three-year vesting period. Compensation expense is reduced for estimated PSU awards that will not vest due to not meeting continued employment vesting conditions. All PSUs currently granted have been classified as equity instruments as their terms require that they be settled in shares.

Stock appreciation rights (“SARs”)

Stand-alone SARs or SARs in tandem with options may be granted under the SIP (as defined in note 17). As of December 31, 2007, no tandem SARs have been granted under the SIP. SARs that are settled in cash are accounted for as liability awards and SARs that are settled in Nortel Networks Corporation common shares are accounted for as equity awards. Upon the exercise of a vested stand-alone SAR, a holder will be entitled to receive payment, in cash, Nortel Networks Corporation common shares or any combination thereof of an amount equal to the excess of the market value of a Nortel Networks Corporation common share on the date of exercise over the subscription or base price under the SAR.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Stand-alone SARs awarded under the SIP generally vest in equal installments on the first four anniversary dates of the grant date of the award. All SARs currently granted will be settled in cash at the time of vesting and as such have been classified as liability awards based on this cash settlement provision. The fair value of outstanding SARs is remeasured each period through the date of settlement. Compensation expense is amortized over the requisite service period (generally the vesting period) of the award based on the proportionate amount of the requisite service that has been rendered to date.

Employee stock purchase plans (“ESPPs”)

NNC has stock purchase plans for eligible Nortel employees to facilitate the acquisition of Nortel Networks Corporation common shares at a discount. The discount is such that the plans are considered compensatory under the fair value based method. NNC’s contribution to the ESPPs is recorded as compensation expense on a quarterly basis as the obligation to contribute is incurred.

Pro forma disclosure required due to a change in accounting policy

Had Nortel applied the fair value based method to all share-based awards in all periods, reported net earnings (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below for the following year ended December 31:

2005

Net loss — reported	$(47)
Share-based compensation — reported	89
Share-based compensation — pro forma(i)	(96)

Net loss — pro forma	$(54)

(i)	Share-based compensation — pro forma expense for the year ended December 31, 2005 was net of tax of nil.

(v)	Guarantees

Nortel has entered into agreements which contain features that meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”). These arrangements create two types of obligations for Nortel:

(i)	Nortel has a non-contingent and immediate obligation to stand ready to make payments if certain future triggering events occur. For certain guarantees, a liability must be recognized for the stand ready obligation at the inception of the guarantee; and

(ii)	Nortel has an obligation to make future payments if those certain future triggering events do occur. A liability must be recognized when it becomes probable that one or more future events will occur, triggering the requirement to make payments under the guarantee and when the payment can be reasonably estimated.

Nortel’s requirement to make payments (either in cash, financial instruments, other assets, Nortel Networks Corporation common shares or through the provision of services) to a third party will be triggered as a result of changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the guaranteed party or a third party’s failure to perform under a specified agreement.

(w)	Recent accounting pronouncements

(i)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For Nortel, SFAS 159 is effective as of January 1, 2008. Nortel has elected not to apply the fair value option for any of its eligible financial instruments and other items.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

(ii)	In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides accounting guidance on how to recognize the realized tax benefits associated with the payment of dividends under a share-based payment arrangement. EITF 06-11 requires that the realized tax benefits associated with dividends on unvested share-based payments be charged to equity as an increase in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Nortel will adopt the provisions of EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. Nortel will adopt the provisions of EITF 07-3 on January 1, 2008. The implementation of EITF 07-3 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iv)	In April 2007, the FASB issued FASB Staff Position (“FSP”), FIN 39-1, an amendment to paragraph 10 of FIN 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Nortel will adopt the provisions of FSP FIN 39-1 on January 1, 2008. The implementation of FSP FIN 39-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(v)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value in U.S. GAAP and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Nortel plans to partially adopt the provisions of SFAS 157 on January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008. Nortel plans to adopt the deferred portion of SFAS 157 on January 1, 2009. Nortel does not currently expect the adoption of SFAS 157 to have a material impact on its results of operations and financial conditions, but will continue to assess the evolving guidance.

(vi)	In September 2007, the EITF reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(vii)	In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by Nortel on or after January 1, 2009.

(viii)	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary should be reported as a

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. Nortel is currently assessing any further impacts on its results of operations and financial condition.

3.  Accounting changes

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

(b)	Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 requires that servicing rights be valued initially at fair value and subsequently either (i) accounted for at fair value or (ii) amortized over the period of estimated net servicing income (loss), with an assessment for impairment or increased obligation each reporting period. Nortel adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 has not had a material impact on Nortel’s results of operations and financial condition.

(c)	Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48, clarifying the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) Nortel determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Nortel would recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The adoption of FIN 48 resulted in an increase of $1 to opening accumulated deficit as at January 1, 2007. For additional information, see note 7.

On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Nortel applied the provisions of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 has not had a material impact on Nortel’s results of operations and financial condition.

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

after December 15, 2006. The adoption of EITF 06-2 has not had a material impact on Nortel’s results of operations and financial condition.

(e)	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on how taxes directly imposed on revenue-producing transactions between a seller and customer that are remitted to governmental authorities should be presented in the income statement (i.e. gross versus net presentation). Nortel elected to follow its existing policy of net presentation allowed by EITF 06-3 and, therefore, its adoption of EITF 06-3 has not had any impact on Nortel’s results of operations and financial condition.

(f)	Share-Based Payment

On January 1, 2006, Nortel adopted SFAS 123R. Nortel previously elected to account for employee share-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003, in accordance with SFAS No. 148, “Accounting for Share-based Compensation — Transition and Disclosure”. SAB No. 107, “Share-Based Payment” (“SAB 107”), was issued by the SEC in March 2005 and provides supplemental SFAS 123R application guidance based on the views of the SEC. As a result of the adoption of SFAS 123R in the first quarter of 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change. There were no other material impacts on Nortel’s results of operations and financial condition as a result of the adoption of SFAS 123R. For additional disclosure related to SFAS 123R, see note 17.

(g)	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Based on the funded status of Nortel’s pension and post-retirement benefit plans as of the measurement date of September 30, the adoption of SFAS 158 has had the effect of increasing Nortel’s net liabilities for pension and post-retirement benefits and decreasing shareholders’ equity by approximately $142, net of taxes, as of December 31, 2006.

Nortel uses a measurement date of September 30 to measure plan assets and benefit obligations annually for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date, both of which apply to Nortel for its fiscal year ending December 31, 2008. Under the first approach, an employer remeasures plan assets and benefit obligations as of the beginning of the fiscal year that the measurement date provisions are applied. Under the second approach, an employer continues to use the measurements determined for the prior fiscal year end reporting to estimate the effects of the change. Net periodic benefit cost for the period between the earlier measurement date and the end of the fiscal year that the measurement date provisions are applied, exclusive of any curtailment or settlement gain or loss, shall be allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year that the measurement date provisions are applied. Nortel has elected to adopt the second approach to transition to a fiscal year end measurement date for its fiscal year ending December 31, 2008 and is currently assessing the impact on its results of operations and financial condition.

For additional information on Nortel’s pension and post-retirement plans, see note 8.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

4.	Consolidated financial statement details

The following tables provide details of selected items presented in the consolidated statements of operations and cash flows for each of the three years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheets as of December 31, 2007 and 2006.

Consolidated statements of operations

Cost of revenues:

In August 2004, Nortel entered into a contract with Bharat Sanchar Nigam Limited to establish a wireless network in India. Nortel’s commitments for orders received as of December 31, 2007, 2006 and 2005 under this contract have resulted in estimated project losses in each of these years of approximately $39, $13 and $148, respectively, which were recorded as a charge to cost of revenues and accrued within contractual liabilities in the years ended December 31, 2007, 2006 and 2005.

Selling, general and administrative expense:

SG&A expense includes bad debt (expense) recoveries of ($2), ($5) and $10 in the years ended December 31, 2007, 2006 and 2005, respectively.

Research and development expense:

	2007	2006	2005

R&D expense	$1,723	$1,940	$1,874
R&D costs incurred on behalf of others(a)	7	16	28

Total	$1,730	$1,956	$1,902

(a)	These costs included R&D costs charged to customers of Nortel pursuant to contracts that provided for full recovery of the estimated costs of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other operating income — net:

	2007	2006	2005

Royalty license income — net	$(29)	$(21)	$(13)
Litigation charges (recovery)	(2)	9	(10)
Other — net	(4)	(1)	—

Other operating income — net(a)	$(35)	$(13)	$(23)

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income — net” to conform to current presentation.

Other income — net:

	2007	2006	2005

Interest and dividend income	$228	$122	$112
Gain (loss) on sales and write downs of investments	(5)	(6)	67
Currency exchange gains (losses) — net	180	(18)	63
Other — net	41	88	30

Other income — net	$444	$186	$272

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on the net loss for the year ended December 31, 2007 or 2006, and was reported within Other Income — net in the consolidated statements of operations.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Consolidated balance sheets

Cash and cash equivalents:

	2007	2006	2005

Cash on hand and balances with banks	$811	$747	$761
Short-term investments	2,715	2,740	2,115

Cash and cash equivalents at end of year	$3,526	$3,487	$2,876

Accounts receivable — net:

	2007	2006

Trade receivables	$2,271	$2,464
Notes receivable	12	7
Notes receivable from NNC and its subsidiaries	1,127	924
Contracts in process	357	402

	3,767	3,797
Less: provisions for doubtful accounts	(62)	(88)

Accounts receivable — net	$3,705	$3,709

Inventories — net:

	2007	2006

Raw materials	$610	$725
Work in process	10	11
Finished goods	800	727
Deferred costs	1,698	1,952

	3,118	3,415
Less: provision for inventories	(907)	(1,007)

Inventories — net	2,211	2,408
Less: long-term deferred costs(a)	(209)	(419)

Current inventories — net	$2,002	$1,989

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	2007	2006

Prepaid expenses	$152	$175
Income taxes recoverable	77	63
Current investments	15	51
Other	223	223

Other current assets	$467	$512

Investments:

Investments included balances of $101 and $97 as of December 31, 2007 and 2006, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to its use in operations by Nortel.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Plant and equipment — net:

	2007	2006

Cost:
Land	$38	$35
Buildings	1,137	1,185
Machinery and equipment	2,167	2,038
Assets under capital lease	215	215
Sale lease-back assets	97	92

	3,654	3,565

Less accumulated depreciation:
Buildings	(395)	(444)
Machinery and equipment	(1,601)	(1,482)
Assets under capital lease	(107)	(96)
Sale lease-back assets	(21)	(17)

	(2,124)	(2,039)

Plant and equipment — net(a)	$1,530	$1,526

(a)	There are no material assets held for sale as of December 31, 2007. As of December 31, 2006, assets were held for sale with a carrying value of $52, related to owned facilities that were being actively marketed for sale. These assets were written down in previous periods to their estimated fair values less estimated costs to sell. The write downs were included in special charges. Nortel disposed of all the assets held for sale in 2007, with such disposition having no material impact on net earnings (loss). The assets held for sale had gross and net book values of approximately $168 and $56, respectively, as of the date of their disposition.

Goodwill:

The following table outlines goodwill by reportable segment:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2005(a)	$449	$165	$606	$1,015	$171	$2,406
Change:
Additions(b)	9	—	14	20	—	43
Disposals(c)	(8)	(10)	(14)	(22)	—	(54)
Foreign exchange	3	4	3	5	—	15
Other(d)	(6)	(15)	(11)	(27)	—	(59)

Balance — as of December 31, 2006	$447	$144	$598	$991	$171	$2,351
Change:
Additions(e)	2	5	3	8	—	18
Disposals	—	—	—	—	—	—
Foreign exchange	1	3	2	6	—	12

Balance — as of December 31, 2007	$450	$152	$603	$1,005	$171	$2,381

(a)	Opening balances for Enterprise Solutions, Carrier Networks and Metro Ethernet Networks have been decreased by $26, $25 and $104, respectively, and the opening balance for Global Services has been increased by $155, to reflect the reclassification of Nortel’s network implementation services to Global Services, as described in note 5.

(b)	The addition of $43 relates to the goodwill acquired as a result of the acquisition of Tasman Networks Inc. (“Tasman Networks”) in 2006. See note 9 for additional information.

(c)	Includes a disposal of $42 related to the transfer of Nortel’s Calgary manufacturing plant assets to Flextronics Telecom Systems Ltd. (“Flextronics”) in 2006. See note 9 for additional information.

(d)	Relates primarily to reclassifications in goodwill previously recorded as a result of the finalization of the purchase price allocation for Nortel Government Solutions Incorporated (“NGS”), and LG-Nortel (as defined in note 9). See note 9 for additional information.

(e)	The addition of $18 relates to the finalization of the purchase price adjustment with respect to the LG-Nortel (as defined in note 9) joint venture. See note 9 for additional information.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Intangible assets — net:

	2007	2006

Cost(a)	$338	$307
Less accumulated amortization	(125)	(66)

Intangible assets — net	$213	$241

(a)	Intangible assets are being amortized over a weighted-average period of approximately six years ending in 2013. Amortization expense for each of the next five years commencing in 2008 is expected to be $58, $52, $37, $22 and $18, respectively. The majority of amortization expense is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

Other assets:

	2007	2006

Long-term deferred costs	$209	$419
Long-term inventories	27	—
Debt issuance costs	41	45
Hedge assets	77	64
Financial assets	62	60
Other	118	92

Other assets	$534	$680

Other accrued liabilities:

	2007	2006

Outsourcing and selling, general and administrative related provisions	$306	$399
Customer deposits	52	78
Product related provisions	126	93
Warranty provisions (note 12)	206	214
Deferred revenue	1,219	1,127
Miscellaneous taxes	30	73
Income taxes payable	93	71
Deferred income taxes	15	—
Tax uncertainties	21	—
Interest payable	77	87
Advance billings in excess of revenues recognized to date on contracts(a)	1,490	1,352
Other	164	262

Other accrued liabilities	$3,799	$3,756

(a)	Includes amounts which may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	2007	2006

Pension benefit liabilities	$1,109	$1,965
Post-employment and post-retirement benefit liabilities	893	794
Restructuring liabilities (note 6)	180	177
Deferred revenue	400	919
Tax uncertainties (note 7)	71	—
Other long-term provisions	221	273

Other liabilities	$2,874	$4,128

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Consolidated statements of cash flows

Change in operating assets and liabilities:

	2007	2006	2005

Accounts receivable — net	$4	$(496)	$(334)
Inventories — net	(66)	(42)	285
Deferred costs	223	97	(538)
Income taxes	18	(18)	(57)
Accounts payable	94	(80)	188
Payroll, accrued and contractual liabilities	(107)	(252)	(356)
Deferred revenue	(424)	(229)	161
Advance billings in excess of revenues recognized to date on contracts	149	120	102
Restructuring liabilities	(7)	(21)	(149)
Other	(469)	(74)	(144)

Change in operating assets and liabilities	$(585)	$(995)	$(842)

Acquisitions of investments and businesses — net of cash acquired:

	2007	2006	2005

Cash acquired	$—	$(1)	$(26)
Total net assets acquired other than cash	(85)	(146)	(651)

Total purchase price	(85)	(147)	(677)
Less:
Cash acquired	—	1	26

Acquisitions of investments and businesses — net of cash acquired	$(85)	$(146)	$(651)

Interest and taxes paid:

	2007	2006	2005

Cash interest paid	$288	$167	$122
Cash taxes paid	$91	$39	$48

5.	Segment information

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

•	CN provides mobility networking solutions using (i) Code Division Multiple Access (“CDMA”), Global System for Mobile Communication (“GSM”), and Universal Mobile Telecommunication System (“UMTS”) radio access technologies, and fixed and mobile networking solutions using Worldwide Interoperability for Microwave Access (“WiMAX”) radio access technology, and (ii) carrier circuit and packet voice solutions. Mobility networking refers to communications networks that enable end users to be mobile while they send and receive voice and data communications using wireless devices such as cellular telephones, personal digital assistants, laptops and other computing and communications devices. These networks use specialized network access equipment and specialized core networking equipment that enable an end user to be connected and identified when not in a fixed location and to roam globally. In addition, Nortel’s carrier circuit and packet voice solutions provide a broad range of voice

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

•	ES provides Unified Communications (“UC”) solutions to enterprise customers using (i) Business Optimized Communications and (ii) Business Optimized Networking. Business Optimized Communications comprised of enterprise circuit and packet voice solutions, software solutions for multi-media messaging, conferencing and contact centers and Service Oriented Architecture based communications enabled applications. Business Optimized Networking solutions are inclusive of data networking, wireless LAN, datacenter, and security, Nortel’s UC solutions transform an enterprise’s existing communications to deliver a unified, real time, multi-media experience including voice, video, email and instant messaging. Nortel’s ES customers consist of a broad range of enterprises around the world, including large businesses at their headquarters, data centers, call centers and branch offices, small and medium-size businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed service options, and (iv) network application services, including applications development, integration and communications-enabled application solutions and hosted multimedia services. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including wireline and wireless carriers, cable operators, small and medium-size businesses, large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier Ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel differentiates its MEN solutions by using technology innovation such as Provider Backbone Bridges, Provider Backbone Transport, and 40G Dual Polarization Quadrature Phase Shift Keying to deliver increased network capacity at lower cost per bit and with a simpler operations paradigm. Both metropolitan, or metro, and long haul networks are key focus areas as bandwidth demands are increasing as a result of the growth of network-based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet, and private line and voice services.

•	Other miscellaneous business activities and corporate functions, including the operating results of NGS, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary financial measures used by the CEO in assessing performance and allocating resources to the segments are management earnings (loss) before income taxes (“Management EBT”) and operating margin. Management EBT is a measure that includes the cost of revenues, SG&A expense, R&D expense, interest expense, other operating income — net, other income — net, minority interests — net of tax and equity in net earnings (loss) of associated companies — net of tax. Interest attributable to long-

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

term debt is not allocated to a reportable segment and is included in “Other”. Nortel believes that Management EBT is determined in accordance with the measurement principles most consistent with those used by Nortel in measuring the corresponding amounts in its consolidated financial statements. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

Segments

The following tables set forth information by segment for the years ended December 31:

	2007	2006	2005

Revenues
Carrier Networks	$4,493	$5,157	$4,915
Enterprise Solutions	2,620	2,292	2,061
Global Services	2,087	2,132	2,040
Metro Ethernet Networks	1,525	1,591	1,347

Total reportable segments	10,725	11,172	10,363
Other	223	246	146

Total revenues	$10,948	$11,418	$10,509

Management EBT
Carrier Networks	$783	$455	$343
Enterprise Solutions	39	(2)	141
Global Services	381	342	474
Metro Ethernet Networks	(14)	69	(78)

Total reportable segments	1,189	864	880
Other	(644)	(898)	(776)

Total Management EBT	545	(34)	104

Amortization of intangible assets	(50)	(26)	(17)
In-process research and development expense	—	(22)	—
Special charges	(210)	(105)	(169)
Gain (loss) on sales of businesses and assets	31	206	(47)
Income tax benefit (expense)	(1,114)	(60)	81

Net loss from continuing operations before cumulative effect of accounting change	$(798)	$(41)	$(48)

Product and service revenues

The following table sets forth external revenues by product and service for the years ended December 31:

	2007	2006	2005

CDMA solutions	$2,425	$2,311	$1,972
GSM and UMTS solutions	1,373	2,021	2,248
Circuit and packet voice solutions	2,418	2,443	2,159
Optical networking solutions	1,185	1,128	954
Data networking and security solutions	1,237	1,137	990
Global services	2,087	2,132	2,040
Other	223	246	146

Total	$10,948	$11,418	$10,509

Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately $1,149 and $1,416 or 11% and 12% of total consolidated revenues for the years ended December 31, 2007 and 2006 , respectively. The revenues

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

from this customer for the years ended December 31, 2007 and 2006 did not relate specifically to one of Nortel’s reportable segments, but rather were generated throughout all of Nortel’s reportable segments. For the year ended December 31, 2005, no customer generated revenues greater than 10% of consolidated revenues.

Geographic information:

The following table sets forth external revenues by geographic region based on the location of the customer for the years ended December 31:

	2007	2006	2005

U.S.	$4,974	$5,092	$5,203
Europe, Middle East and Africa (“EMEA”)	2,740	3,239	2,704
Canada	822	720	571
Asia	1,768	1,736	1,422
Caribbean and Latin America (“CALA”)	644	631	609

Total	$10,948	$11,418	$10,509

Long-lived assets:

The following table sets forth long-lived assets representing plant and equipment — net, by geographic region as of December 31:

	2007	2006

U.S.	$439	$506
EMEA	206	213
Canada	690	627
Other regions(a)	195	181

Total	$1,530	$1,527

(a)	The Asia and CALA regions.

6.	Special charges

During the first quarter of 2007, as part of its continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,900 positions and shifting an additional 1,000 positions from higher-cost locations to lower-cost locations. During the year ended December 31, 2007, approximately 150 additional positions were identified and incorporated into the plan with associated costs of approximately $15. Other revisions to the original workforce plan included a change in strategy regarding shared services, resulting in approximately 300 fewer position reductions with associated costs of approximately $18. The revised net positions reduction is therefore expected to be 2,750. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2007 Restructuring Plan would be approximately $390 and $370, respectively, to be incurred over fiscal 2007 and 2008. As a result of higher voluntary terminations and redeployment of employees, Nortel previously revised the total estimated charges to earnings and cash outlays to be approximately $350 and $330, respectively. As of the year ended December 31, 2007, Nortel now expects total charges to earnings and cash outlays to be approximately $340 and $320, respectively. Nortel currently expects that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of the first quarter in 2009 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $171 of the total charges relating to the 2007 Restructuring Plan have been incurred in 2007.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 employees (the “2006 Restructuring Plan”). The workforce reductions were expected to include approximately 350 middle management positions throughout Nortel, with the balance of the reductions to occur primarily in the U.S. and Canada and span all of Nortel’s segments. During the third quarter of 2007, Nortel revised the estimated number of workforce reduction, which included both voluntary and involuntary reductions, to 1,750 employees compared to the original estimate of 1,900 employees. The change in the estimated workforce reduction is primarily due to a reduction in the number of affected middle management positions. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During the third quarter of 2007, Nortel revised the total costs expected down to $91 as a result of the change in the estimated workforce reduction. During the fourth quarter 2007, the program was determined to be substantially complete resulting in a revised total cost of $85. During 2007, Nortel incurred the remaining $17 resulting in total charges of $85 for the 2006 Restructuring Plan. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring benefits.

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

During the years ended December 31, 2007, 2006 and 2005, Nortel continued to implement these restructuring work plans. Provision balances recorded for each of the restructuring plans have been summarized below as of December 31, 2007:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2007 Restructuring Plan	$43	$25	$—	$68
2006 Restructuring Plan	8	—	—	8
2004 Restructuring Plan	—	51	—	51
2001 Restructuring Plan	—	153	—	153

Provision balance as of December 31, 2007(a)	$51	$229	$—	$280

(a)	As of December 31, 2007 and 2006, the short-term provision balances were $100 and $97, respectively, and the long-term provision balances were $180 and $177, respectively.

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans:

	2007	2006	2005	Total

Special charges by Restructuring Plan:
2007 Restructuring Plan	$171	$—	$—	$171
2006 Restructuring Plan	17	68	—	85
2004 Restructuring Plan	9	20	180	209
2001 Restructuring Plan	13	17	(11)	19

Total	$210	$105	$169	$484

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Regular full-time (“RFT”) employee notifications resulting in special charges for all three restructuring plans were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total

RFT employee notifications by period:
During 2005	61	893	954
During 2006	22	512	534
During 2007	217	1,654	1,871

RFT employee notifications for the three years ended December 31, 2007	300	3,059	3,359

(a)	Direct employees includes employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.

(b)	Indirect employees includes employees performing management, sales, marketing, research and development and administrative activities.

2007 Restructuring Plan

Year ended December 31, 2007

For the year ended December 31, 2007, Nortel recorded special charges of $131 including revisions of ($6), related to severance and benefit costs associated with a workforce reduction of approximately 1,500 employees, of which approximately 1,450 were notified of termination during the year ended December 31, 2007. This portion of the workforce reduction was primarily in the U.S., Canada, and EMEA. The real estate initiative referred to above resulted in costs of $32 during the year ended December 31, 2007. Cash expenditures related to real estate initiatives of $7 were incurred during the year ended December 31, 2007. Approximately half of the total restructuring expense related to the 2007 Restructuring Plan was incurred by the end of 2007.

2007 Restructuring Plan — detail:

The following table outlines special charges incurred by segment related to the 2007 Restructuring Plan for the year ended December 31, 2007:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2007 Restructuring Plan
Carrier Networks	$80	$20	$5	$105
Enterprise Solutions	18	4	1	23
Global Services	21	5	1	27
Metro Ethernet Networks	12	3	1	16

Total special charges for the year ended December 31, 2007	$131	$32	$8	$171

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Special charges recorded for the 2007 Restructuring Plan for the year ended December 31, 2007 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2007 Restructuring Plan
Provision balance as of January 1, 2007	$—	$—	$—	$—
Other special charges	137	32	8	177
Revisions to prior accruals	(6)	—	—	(6)
Cash drawdowns	(90)	(7)	—	(97)
Non-cash drawdowns	(2)	—	(8)	(10)
Foreign exchange and other adjustments	4	—	—	4

Provision balance as of December 31, 2007	$43	$25	$—	$68

2006 Restructuring Plan

Year ended December 31, 2007

For the year ended December 31, 2007, Nortel recorded special charges of $17, including revisions of ($8), related to severance and benefit costs associated with a workforce reduction of approximately 934 employees, of which approximately 400 were notified of termination during the year ended December 31, 2007. Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $48 during the year ended December 31, 2007. The provision balance for the 2006 Restructuring Plan was drawn down to $8 during the year ended December 31, 2007.

Year ended December 31, 2006

Special charges of $68, including revisions of ($1) related to severance and benefit costs associated with a workforce reduction of approximately 902 employees, of which 534 were notified of termination during the year ended December 31, 2006. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the CN and ES business segments.

2006 Restructuring Plan — detail:

The following table outlines special charges incurred by segment related to the 2006 Restructuring Plan for each of the years ended December 31, 2007 and 2006:

		Plant and
	Workforce	Equipment
	Reduction	Write Downs	Total

2006 Restructuring Plan
Carrier Networks	$35	$1	$36
Enterprise Solutions	14	—	14
Global Services	5	—	5
Metro Ethernet Networks	7	—	7
Other	6	—	6

Total special charges for the year ended December 31, 2006	$67	$1	$68

Carrier Networks	$6	$—	$6
Enterprise Solutions	2	—	2
Global Services	7	—	7
Metro Ethernet Networks	2	—	2
Other	—	—	—

Total special charges for the year ended December 31, 2007	$17	$—	$17

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Special charges recorded for the 2006 Restructuring Plan from January 1, 2006 to December 31, 2007 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2006 Restructuring Plan
Provision balance as of January 1, 2006	$—	$—	$—	$—
Other special charges	68	—	1	69
Revisions to prior accruals	(1)	—	—	(1)
Cash drawdowns	(28)	—	—	(28)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of December 31, 2006	$38	$—	$—	$38

Other special charges	$25	$—	$—	$25
Revisions to prior accruals	(8)	—	—	(8)
Cash drawdowns	(48)	—	—	(48)
Non-cash drawdowns	(1)	—	—	(1)
Foreign exchange and other adjustments	2	—	—	2

Provision balance as of December 31, 2007	$8	$—	$—	$8

2004 Restructuring Plan

Year ended December 31, 2007

During the year ended December 31, 2007, the provision balance for workforce reduction was drawn down to nil for the 2004 Restructuring Plan. The provision balance for contract settlement and lease costs was drawn down by cash payments of $11 for the 2004 Restructuring Plan during the year ended December 31, 2007. For the 2004 Restructuring Plan, the remaining provision, which is net of approximately $43 in estimated sublease income, is expected to be substantially drawn down by the end of 2016. Tax relief affecting vacated properties in the United Kingdom (“U.K.”) has been repealed effective April 2008 resulting in a charge of $2.

Year ended December 31, 2006

During the year ended December 31, 2006, Nortel recorded revisions of $20 related to prior accruals.

Contract settlement and lease costs included revisions to prior accruals of $8 for the year ended December 31, 2006, and consisted of negotiated settlements to cancel or renegotiate contracts, and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required. These revisions occurred primarily in the U.S. and EMEA and primarily in the CN segment. The lease costs component, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and any termination penalties. During the year ended December 31, 2006, the provision balance for workforce reduction and contract settlement and lease costs was drawn down by cash payments of $21 and $21, respectively.

Year ended December 31, 2005

Workforce reduction charges of $70 including revisions to prior accruals of $2 were related to severance and benefit costs associated with 954 employees notified of termination during the year ended December 31, 2005. The workforce reduction was primarily in the U.S., Canada and EMEA, and extended across all of Nortel’s segments.

Contract settlement and lease costs of $79 included revisions to prior accruals of $7 and consisted of negotiated settlements to cancel or renegotiate contracts and net lease charges related to leased facilities (comprised of office space) and leased furniture that were identified as no longer required primarily in the U.S. and EMEA and in the CN and ES segments. These lease costs, net of anticipated sublease income, included costs relating to non-cancelable lease terms from the date leased facilities ceased to be used and termination penalties.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Plant and equipment charges of $31 were related to current period write downs to fair value less costs to sell owned facilities and plant and manufacturing related equipment.

2004 Restructuring Plan — detail:

The following table outlines special charges incurred by segment for each of the years ended December 31, 2007, 2006 and 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Carrier Networks	$47	$53	$21	$121
Enterprise Solutions	10	12	5	27
Metro Ethernet Networks	9	10	4	23
Global Services	4	4	1	9
Other	—	—	—	—

Total special charges for the year ended December 31, 2005	$70	$79	$31	$180

Carrier Networks	$(1)	$4	$5	$8
Enterprise Solutions	—	1	2	3
Metro Ethernet Networks	—	3	5	8
Global Services	—	—	1	1
Other	—	—	—	—

Total special charges for the year ended December 31, 2006	$(1)	$8	$13	$20

Carrier Networks	$—	$3	$1	$4
Enterprise Solutions	—	2	—	2
Metro Ethernet Networks	—	1	—	1
Global Services	—	2	—	2
Other	—	—	—	—

Total special charges for the year ended December 31, 2007	$—	$8	$1	$9

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Special charges recorded for the 2004 Restructuring Plan from January 1, 2005 to December 31, 2007 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2004 Restructuring Plan
Provision balance as of January 1, 2005	$124	$—	$—	$124
Other special charges	68	72	30	170
Revisions to prior accruals	2	7	1	10
Cash drawdowns	(167)	(13)	—	(180)
Non-cash drawdowns	—	—	(30)	(30)
Foreign exchange and other adjustments	(4)	(4)	(1)	(9)

Provision balance as of December 31, 2005	$23	$62	$—	$85

Other special charges	$—	$—	$—	$—
Revisions to prior accruals	(1)	8	13	20
Cash drawdowns	(21)	(21)	—	(42)
Non-cash drawdowns	—	—	(13)	(13)
Foreign exchange and other adjustments	2	4	—	6

Provision balance as of December 31, 2006	$3	$53	$—	$56

Other special charges	$—	$—	$—	$—
Revisions to prior accruals	—	8	1	9
Cash drawdowns	(3)	(11)	—	(14)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	1	—	1

Provision balance as of December 31, 2007	$—	$51	$—	$51

2001 Restructuring Plan

Year ended December 31, 2007

During the year ended December 31, 2007, the provision balance for the workforce reduction was drawn down to nil for the 2001 Restructuring Plan. The provision balance for contract settlement and lease costs was drawn down by cash payments of $41 during the year ended December 31, 2007. The remaining provision, net of approximately $155 in estimated sublease income, is expected to be substantially drawn down by the end of 2013. Tax relief affecting vacated properties in the U.K. has been repealed effective April 2008 resulting in a charge of $5.

Year ended December 31, 2006

During the year ended December 31, 2006, Nortel recorded revisions of $16 for contract settlements and lease costs.

Year ended December 31, 2005

Revisions of ($3) were recorded during the period related to prior contract settlement and lease costs. The provision balance for contract settlement and lease costs was drawn down by cash payments of $107.

No new plant and equipment charges were incurred during 2005. Revisions of ($3) to prior write downs of assets held for sale related primarily to adjustments to original plans or estimated amounts for certain facility closures.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

2001 Restructuring Plan — detail:

The following table outlines special charges incurred by segment for each of the years ended December 31, 2007, 2006 and 2005:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reduction	Costs	Write Downs	Total

2001 Restructuring Plan
Carrier Networks	$(2)	$(1)	$2	$(1)
Enterprise Solutions	(3)	(2)	3	(2)
Metro Ethernet Networks	—	—	(8)	(8)
Global Services	—	—	—	—

Total special charges for the year ended December 31, 2005	$(5)	$(3)	$(3)	$(11)

Carrier Networks	$1	$10	$—	$11
Enterprise Solutions	—	3	—	3
Metro Ethernet Networks	—	2	—	2
Global Services	—	1	—	1

Total special charges for the year ended December 31, 2006	$1	$16	$—	$17

Carrier Networks	$(1)	$6	$1	$6
Enterprise Solutions	(1)	3	—	2
Metro Ethernet Networks	—	2	—	2
Global Services	—	3	—	3

Total special charges for the year ended December 31, 2007	$(2)	$14	$1	$13

Special charges recorded for the 2001 Restructuring Plan from January 1, 2005 to December 31, 2007 were as follows:

		Contract
		Settlement	Plant and
	Workforce	and Lease	Equipment
	Reductions	Costs	Write Downs	Total

2001 Restructuring Plan
Provision balance as of January 1, 2005	$15	$324	$—	$339
Revisions to prior accruals	(5)	(3)	(3)	(11)
Cash drawdowns	(6)	(107)	—	(113)
Non-cash drawdowns	—	—	3	3
Foreign exchange and other adjustments	(1)	(5)	—	(6)

Provision balance as of December 31, 2005	$3	$209	$—	$212

Revisions to prior accruals	$1	$16	$—	$17
Cash drawdowns	(1)	(53)	—	(54)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	6	—	5

Provision balance as of December 31, 2006	$2	$178	$—	$180

Revisions to prior accruals	$(2)	$14	$1	$13
Cash drawdowns	—	(41)	—	(41)
Non-cash drawdowns	—	—	(1)	(1)
Foreign exchange and other adjustments	—	2	—	2

Provision balance as of December 31, 2007	$—	$153	$—	$153

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

As described in note 5, segment Management EBT does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the tables by segment above based generally on headcount.

7.	Income taxes

During the year ended December 31, 2007, Nortel recorded a tax expense of $1,114 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $387. The tax expense of $1,114 is composed of several significant items, including $1,036 of net valuation allowance increase including an increase of $1,064 in Canada, offset by releases in Europe and Asia, $74 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA, $29 of income taxes relating to tax rate reductions enacted during 2007 in EMEA and Asia, and other taxes of $17 primarily related to taxes on preferred share dividends in Canada. This tax expense is partially offset by a $25 benefit derived from various tax credits, primarily R&D related incentives, and a $17 benefit resulting from true up of prior year tax estimates including a $14 benefit in EMEA as a result of transfer pricing adjustments.

During the year ended December 31, 2006, Nortel recorded a tax expense of $60 on earnings from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $42. The tax expense of $60 is largely comprised of $69 of income taxes resulting from a reduction of Nortel’s deferred tax assets in EMEA, $28 of various corporate, minimum and withholding taxes including $15 of income taxes on preferred share dividends in Canada and $13 resulting from true up of prior year tax estimates including a $12 tax expense in EMEA as a result of transfer pricing adjustments. This tax expense is partially offset by $41 benefit derived from various tax credits, primarily R&D related incentives and $19 benefit resulting from valuation allowance reductions in EMEA and Asia.

As of December 31, 2007, Nortel’s net deferred tax assets were $3,323 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating loss carryforwards and tax credit carryforwards.

As a result of having adopted FIN 48, Nortel recognized approximately a $1 increase to reserves for uncertain tax positions. This increase was accounted for as a $1 increase to the January 1, 2007 accumulated deficit. Additionally, Nortel reduced its gross deferred tax assets by approximately $775 including $620 related to capital losses.

Nortel had approximately $992 of total gross unrecognized tax benefits as of the adoption of FIN 48 at January 1, 2007. As of December 31, 2007, Nortel’s gross unrecognized tax benefit was $566. Of this total, $60 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The decrease since adoption of $426 resulted from a $638 decrease related to settlements, offset by an increase of $86 for new uncertain tax positions arising in 2007, combined with an increase of $126 resulting from changes to measurement of existing uncertain tax positions for changes to foreign exchange rates, tax rates and other measurement criteria. Included in the $638 of settlements is $620 related to an agreed reduction of Nortel’s capital loss carryforward in the U.K., $9 related to resolution of previous uncertain tax position in Korea, and $9 related to statute expiration in Brazil of which $6 has favorably impacted the effective tax rate for 2007.

The following is a tabular reconciliation of Nortel’s change in uncertain tax position under FIN 48:

Total Gross
Unrecognized
Tax Benefits

Balance as at January 1, 2007	$992
Increases related to current year tax positions	20
Increases related to prior year tax positions	75
Decreases related to prior year tax positions	(9)
Expiration of statute of limitations for assessment of taxes	(9)
Settlement of tax positions	(629)
Foreign exchange	65
Other	61

Balance as at December 31, 2007	$566

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2007, Nortel recognized approximately $6 in interest and penalties. Nortel had approximately $26 and $32 accrued for the payment of interest and penalties as of January 1, 2007 and December 31, 2007, respectively. There was a $7 decrease in interest accrual directly related to positions settled during the year ended December 31, 2007, offset by an increase of $13 of interest and penalties accrued on existing positions during the year.

Nortel believes it is reasonably possible that $130 of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2008. Of this amount, $57 will result from the potential resolution of current advance pricing negotiations, $61 will result from including unrecognized tax benefits on amended income tax returns, and $7 will result from the potential settlement of an audit exposure in South America. It is anticipated that these potential decreases in unrecognized tax benefits would not materially impact Nortel’s effective tax rate with the exception of the potential $7 settlement of audit exposure.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. In addition, Nortel has ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia, the Philippines and Puerto Rico. Nortel’s 2000 through 2007 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding Advance Pricing Arrangements (“APAs”) affecting these periods.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $86 for the taxation years of 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,236, additional income tax liabilities of $49 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $81 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and is in the process of entering into Mutual Agreement Procedures with competent authority under the Canada-France tax treaty to settle the dispute. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2007	2006	2005

Income taxes at Canadian rates (2007 — 34.0%, 2006 — 34.0%, 2005 — 34.5%)	$(132)	$(14)	$41
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	55	1	34
Valuation allowances on tax benefits	(979)	(109)	(141)
Tax effect of tax rate changes	(29)	—	—
Utilization of losses	—	36	16
Tax benefit of investment tax credits, net of valuation allowance	29	47	39
Adjustments to provisions and reserves	(10)	(2)	140
Foreign withholding and other taxes	(23)	(23)	(23)
Corporate minimum taxes	(1)	(2)	(14)
Impact of non-taxable (non-deductible) items and other differences	(24)	6	(11)

Income tax benefit (expense)	$(1,114)	$(60)	$81

Details of Nortel’s income (loss):
Earnings (loss) from continuing operations before income taxes, minority interests and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sales of businesses and assets	$(638)	$(514)	$(91)
U.S. and other, excluding gain (loss) on sale of businesses and assets	994	350	18
Gain (loss) on sales of businesses and assets	31	206	(47)

	$387	$42	$(120)

Income tax benefit (expense):
Canadian, excluding gain (loss) on sales of businesses and assets	$(1,070)	$16	$10
U.S. and other, excluding gain (loss) on sales of businesses and assets	(44)	(73)	71
Gain (loss) on sales of businesses and assets	—	(3)	—

	$(1,114)	$(60)	$81

Income tax benefit (expense):
Current	$(95)	$(29)	$(33)
Deferred	(1,019)	(31)	114

Income tax benefit (expense)	$(1,114)	$(60)	$81

Details of movement in valuation allowance
Opening valuation allowance	$(3,413)	$(3,184)	$(3,517)
Implementation of FIN 48, net of current period activity	913	—	—
Amounts charged to income tax benefit (expense)	(1,036)	(73)	(132)
Amounts charged to other comprehensive loss	103	66	(58)
U.K. capital loss settlement, net of FIN 48 implementation	555	—	—
Other (additions) deductions(a)	(271)	(222)	523

Closing valuation allowance	$(3,149)	$(3,413)	$(3,184)

(a)	The significant component of other (additions) deductions for 2007 includes an increase of ($213) related to certain operating losses in EMEA for prior years that were added to Nortel’s deferred tax asset, partially offset by the effects of enacted tax rate changes of $108 with the remainder relating to foreign exchange and reclassifications.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The following table shows the significant components included in deferred income taxes as of December 31:

	2007	2006

Assets:
Tax benefit of loss carryforwards	$3,042	$4,264
Investment tax credits, net of deferred tax liabilities	1,442	1,344
Other tax credits	169	117
Deferred revenue	347	269
Provisions and reserves	299	180
Post-retirement benefits other than pensions	279	288
Plant and equipment	231	215
Pension plan liabilities	309	622
Deferred compensation	93	153
Other	293	165

	6,504	7,617
Valuation allowance	(3,149)	(3,413)

	3,355	4,204

Liabilities:
Provisions and reserves	—	104
Plant and equipment	—	35
Unrealized foreign exchange and other	32	23

	32	162

Net deferred income tax assets	$3,323	$4,042

Nortel has not provided for foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of foreign subsidiaries since Nortel does not currently expect to repatriate earnings that would create any material tax consequences. It is not practical to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

Nortel is in the process of amending a number of previously filed tax returns as a result of the restatements of our financial statements. While most of the significant unamended tax returns reflected tax losses and Nortel does not expect any material impact to either tax expense or deferred tax liabilities, Nortel’s Canadian provincial tax returns could result in an additional expense, when completed. Additionally, tax credit carryforward amounts of approximately $477 in respect of the 1994 through to 1997 taxation years have expired, and are not included in the deferred tax assets as of December 31, 2007. Nortel can restore a significant amount of the deferred tax assets by executing a certain tax planning strategy that involves filing amended tax returns.

As of December 31, 2007, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net
	Operating	Capital	Tax
	Losses	Losses(a)	Credits(b)

2008 - 2010	$27	$26	$533
2011 - 2013	53	10	303
2014 - 2019	28	19	234
2020 - 2027	1,907	—	353
Indefinitely	6,373	1,169	19

	$8,388	$1,224	$1,442

(a)	The capital losses related primarily to the U.K. and may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.

(b)	Global investment tax credits of $29, $47 and $39 have been applied against the income tax provision in 2007, 2006 and 2005, respectively. Unused tax credits can be utilized to offset deferred taxes payable primarily in Canada.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

8.	Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has multiple capital accumulation and retirement programs: defined contribution and investment programs available to substantially all of its North American employees; the flexible benefits plan, which includes a group personal pension plan (the “Flexible Benefits Plan”), available to substantially all of its employees in the U.K.; and traditional defined benefit programs that are closed to new entrants. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

Nortel also provides other benefits, including post-retirement benefits and post-employment benefits. Employees previously enrolled in the capital accumulation and retirement programs offering post-retirement benefits are eligible for company sponsored post-retirement health care and/or death benefits, depending on age and/or years of service. Substantially all other employees have access to post-retirement benefits by purchasing a Nortel-sponsored retiree health care plan at their own cost.

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other post-retirement and post-employment benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 is used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations.

In the second quarter of 2006, Nortel announced changes to its North American pension and post-retirement plans effective January 1, 2008. Nortel reallocated employees enrolled in its traditional defined benefit pension plans to defined contribution plans. In addition, Nortel eliminated post-retirement health care benefits for employees who were not age 50 with five years of service as of July 1, 2006.

For the 2007 year end measurement, the favorable impact of increases in discount rates, pension asset returns, and contributions made to the plans more than offset the unfavorable foreign currency exchange impact driven by the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar and other actuarial assumptions. As a result, the unfunded status of Nortel’s defined benefit plans and post-retirement plans decreased from $2,741 as of the measurement date of September 30, 2006 to $1,937 as of the measurement date of September 30, 2007.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. Nortel is required to initially recognize the funded status of its defined benefit pension and post-retirement plans and to provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for Nortel for its fiscal year ending December 31, 2008.

The effect of the initial adoption of SFAS 158 was as follows:

	Before		After
	Application		Application
	of SFAS 158	Adjustment	of SFAS 158

Intangible assets — net	$262	$(21)	$241
Other assets — long term	$677	$3	$680
Deferred tax assets — long term	$3,803	$60	$3,863
Payroll and benefit related liabilities — current	$(865)	$228	$(637)
Other liabilities — long term	$(3,716)	$(412)	$(4,128)
Accumulated other comprehensive loss	$466	$142	$608

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Plans		Post-Retirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation — beginning	$9,210	$8,952	$670	$883
Service cost	117	130	3	6
Interest cost	479	462	37	42
Plan participants’ contributions	7	6	10	10
Plan amendments	1	—	—	(63)
Actuarial loss (gain)	(664)	40	(7)	(170)
Special and contractual termination benefits(a)	4	13	—	—
Curtailments(a)	(1)	(337)	—	—
Benefits paid	(594)	(599)	(46)	(42)
Foreign exchange	706	543	78	4

Benefit obligation — ending	$9,265	$9,210	$745	$670

Change in plan assets:
Fair value of plan assets — beginning	$7,139	$6,456	$—	$—
Actual return on plan assets	562	551	—	—
Employer contributions	353	323	37	32
Plan participants’ contributions	7	6	10	10
Benefits paid	(594)	(599)	(47)	(42)
Foreign exchange	606	402	—	—

Fair value of plan assets — ending	$8,073	$7,139	$—	$—

Funded status of the plans	$(1,192)	$(2,071)	$(745)	$(670)
Contributions after measurement date	56	71	11	9

Net amount recognized	$(1,136)	$(2,000)	$(734)	$(661)

Amounts recognized in the accompanying
consolidated balance sheets consist of:
Other liabilities — long-term	$(1,109)	$(1,965)	$(692)	$(625)
Other liabilities — current	(49)	(40)	(42)	(36)
Other assets	22	5	—	—

Net amount recognized	$(1,136)	$(2,000)	$(734)	$(661)

Amounts recognized in accumulated other comprehensive income (loss) — before tax — consists of:
Prior service cost (credit)	$12	$13	$(80)	$(71)
Net actuarial loss (gain)	816	1,475	16	(2)

Net amount recognized	$828	$1,488	$(64)	$(73)

(a)	Curtailments and special and contractual termination benefits resulted from the 2006 and 2007 Restructuring Plan activity, as set out in note 6.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The accumulated benefit obligation for all defined benefit plans was $9,032 and $8,930 at December 31, 2007 and 2006, respectively. The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2007	2006

Projected benefit obligation	$6,858	$9,194
Accumulated benefit obligation	$6,656	$8,914
Fair value of plan assets	$5,648	$7,117

The following details the amounts recognized in other comprehensive income (loss), including foreign currency translation adjustments, for the years ended December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2007	2006	2007	2006

Prior service cost (credit)	$1	$—	$—	$—
Amortization of prior service credit (cost)	(4)	—	14	—
Net actuarial loss (gain)	(750)	—	(10)	—
Amortization of net actuarial loss	(105)	—	—	—
Increase (decrease) in minimum pension liability adjustment included in other comprehensive income (loss)	—	(130)	—	—

Net recognized in other comprehensive income	$(858)	$(130)	$4	$—

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of pension expense (credit) during the next fiscal year are as follows:

	Defined Benefit	Post-Retirement
	Pension Plan	Benefits	Total

Prior service cost (credit)	$4	$(10)	$(6)
Net actuarial loss (gain)	$41	$—	$41

The following details the components of net pension expense, all related to continuing operations, and the underlying assumptions for the defined benefit plans for the years ended December 31:

	2007	2006	2005

Pension expense:
Service cost	$117	$130	$123
Interest cost	479	462	458
Expected return on plan assets	(504)	(457)	(405)
Amortization of prior service cost	4	2	2
Amortization of net losses	105	130	118
Curtailment losses (gains)	(1)	(6)	12
Special and contractual termination benefits	4	13	21

Net pension expense	$204	$274	$329

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.8%	5.1%	5.1%
Rate of compensation increase	4.5%	4.5%	4.4%
Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.1%	5.1%	5.7%
Expected rate of return on plan assets	7.1%	7.2%	7.4%
Rate of compensation increase	4.5%	4.4%	4.5%

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The following details the net cost components, all related to continuing operations, and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2007	2006	2005

Post-retirement benefit cost:
Service cost	$3	$6	$8
Interest cost	37	42	44
Amortization of prior service cost	(14)	(5)	(4)
Amortization of net losses (gains)	—	1	3
Curtailment losses (gains)	—	(29)	—

Net post-retirement benefit cost	$26	$15	$51

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.8%	5.4%	5.4%
Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	5.4%	5.4%	5.9%
Weighted-average health care cost trend rate	6.6%	8.0%	7.8%
Weighted-average ultimate health care cost trend rate	4.7%	4.8%	4.8%

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2007	2006	2005

Effect on aggregate of service and interest costs
1% increase	$3	$4	$5
1% decrease	$(2)	$(3)	$(4)
Effect on accumulated post-retirement benefit obligations
1% increase	$43	$43	$86
1% decrease	$(36)	$(36)	$(70)

As of December 31, 2007, the expected benefit payments for the next ten years for the defined benefit plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIM Act”):

	Defined Benefit	Post-Retirement	Expected MPDIM Act Subsidy
	Plans	Benefit Plans	(Post-Retirement Benefit Plans)

2008	$540	$53	$2
2009	$543	$53	$2
2010	$552	$54	$2
2011	$564	$55	$3
2012	$579	$55	$3
2013-2017	$3,076	$273	$20

The target investment allocation percentages for plan assets and the year end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2007		2006
	Target	Actual	Target	Actual

Debt instruments	46%	44%	43%	43%
Equity securities	52%	53%	56%	54%
Other	2%	3%	1%	3%

The primary investment performance objective is to obtain competitive rates of return on investments at or above their assigned benchmarks while minimizing risk and volatility by maintaining an appropriately diversified portfolio. The

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are Nortel Networks Corporation common shares, held directly or through pooled funds, with an aggregate market value of $2 (0.02% of total plan assets) and $4 (0.06% of total plan assets) as of December 31, 2007 and 2006, respectively.

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

Nortel expects to make cash contributions of approximately $270 in 2008 to the defined benefit plans and approximately $50 in 2008 to the post-retirement benefit plans.

Under the terms of certain defined contribution plans, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a certain limit. In certain other defined contribution plans, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these investment plans was $97, $99 and $87 for the years ended December 31, 2007, 2006 and 2005, respectively.

9.	Acquisitions, divestitures and closures

Acquisitions

Tasman Networks Inc.

On February 24, 2006, Nortel completed the acquisition of Tasman Networks, an established communication equipment provider that sells secure, high performance, wide area network IP routers and converged service routers, for approximately $99 in cash and assumed liabilities. The acquisition of Tasman Networks gives Nortel access to low-latency technology to handle packets in secure enterprise environments.

Under the acquisition agreement, Nortel acquired 100% of the common and preferred shares of Tasman Networks and the working capital, property and equipment, contractual rights, licenses, operating leases, intellectual property and employees related to Tasman Networks’ business. The purchase price allocation of $99 includes approximately $58 of intangible assets acquired and $2 in net liabilities assumed, with the remaining $43 (including $6 of acquisition costs) allocated to goodwill. The allocation of the purchase price is based on management’s valuation of the assets acquired and liabilities assumed.

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

LG-Nortel Co. Ltd. business venture

On November 3, 2005, Nortel entered into a business venture with LG Electronics Inc. (“LGE”), named LG-Nortel Co. Ltd. (“LG-Nortel”). Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share of the equity in LG-Nortel. LGE received 50% less one share of the equity in the business venture. The purpose of the business venture is to create a world-class telecommunications systems and related solutions supplier that leverages the product portfolio, quality, reputation, and global brands of Nortel and LGE. The business venture focuses primarily on providing solutions to the Korean carrier and enterprise market as well as leveraging LGE’s technologies and products on a global scale. In conjunction with the formation of the business venture, certain related party agreements were entered into between LG-Nortel and Nortel, including those for product distribution, trademark licences and R&D services. As a result of the finalization of the purchase price adjustment, a net deferred tax liability of $8 was recognized due to differences between the adjusted value of the assets acquired and liabilities assumed and LG-Nortel’s tax basis in those assets and liabilities.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The following table sets out the purchase price allocation information for LG-Nortel as at December 31, 2006:

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

Intangible assets acquired by Nortel relating to the business venture consisted of existing technology and related rights, customer contracts and relationships, in-process research and development, patents and trademark licensing agreements. Upon valuation of this acquisition, existing technology and customer relationships have been valued at $11 and $56, respectively, under the income approach which reflects the present value of the operating cash flows generated after taking into account the cost to realize the revenue from the product, the relative risks of the product, and an appropriate discount rate to reflect the time value of invested capital. In-process research and development, which comprised a total of six projects expected to continue at the acquisition date was valued under the cost approach at $5. Patents were valued at an appraisal value of $29 under the income approach. There were two trademark licensing agreements granted to LG-Nortel: one from Nortel which allows the worldwide non-exclusive use of the ‘Nortel’ trademark and the other from LGE which allows the worldwide non-exclusive use of the ‘LG’ trademark. The expected value of the benefits of selling products under the LG-Nortel trademark was established at $9 using the differential licensing fee approach. This difference in licensing rates was tax-affected and the after-tax cash flows were discounted at an appropriate rate.

Separately, LGE is entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals related to the 2006 and 2007 fiscal years, of up to a maximum of $80. Nortel and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount was recognized and paid in 2007. Nortel has accrued $51 with respect to the balance of its obligations. As at December 31, 2007, this resulted in additional goodwill of $18.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The consolidated financial statements of Nortel include LG-Nortel’s operating results from the date of Nortel’s acquisition of its interest in the business venture. Previously, Nortel disclosed LG-Nortel as a VIE under FIN 46R. This initial determination was based on a preliminary assessment that the manufacturing agreement between LG-Nortel and LGE contained below-market pricing, which was considered to be additional subordinated financial support under FIN 46R. Upon finalization of the valuations performed during 2006, it was determined that the pricing terms in this agreement are at fair value. Therefore, LG-Nortel is not a VIE, and accordingly is being consolidated under Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, based on Nortel’s voting interests.

Nortel Government Solutions Incorporated

On June 3, 2005, Nortel Networks Inc. (“NNI”), an indirect subsidiary of Nortel, indirectly acquired approximately 26,693,725 shares of NGS, representing approximately 95.6% of the outstanding shares of common stock of NGS, through a cash tender offer at a price of $15.50 per share. The aggregate cash consideration in connection with the acquisition of NGS (including $33 paid on June 9, 2005, with respect to stock options) was approximately $449, including estimated costs of acquisition of $8. Nortel acquired more than 90% of the outstanding shares of NGS pursuant to the tender offer. Any shares that were not purchased in the tender offer ceased to be outstanding and were converted into the right to receive cash in the amount of $15.50 per share.

NGS provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. NGS’s primary customers are executive agencies and departments of the U.S. Federal Government, the U.S. Federal Judiciary and prime contractors to the U.S. government. Nortel expects the NGS acquisition to allow Nortel to pursue opportunities in areas that complement Nortel’s existing products and to increase its competitiveness in the government market. In order to comply with the U.S. National Industrial Security Program and to mitigate foreign ownership, control or influence, voting control of NGS must be vested in citizens of the U.S. Accordingly, proxy holders for Nortel’s shares of NGS have been appointed and approved by the U.S. Defense Security Service. In accordance with a proxy agreement executed in July 2005, the proxy holders exercise all prerogatives of ownership with complete freedom to act independently and have assumed full responsibility for the voting stock. Notwithstanding, for accounting purposes, Nortel has determined that NGS is a VIE and Nortel is the primary beneficiary (see note 14).

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

The following table sets out the purchase price allocation information for the NGS acquisition:

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

As a result of the acquisition of NGS, a net deferred tax liability of $23 was recognized due to differences between the estimated fair value of assets acquired and liabilities assumed, and NGS’s tax basis in those assets and liabilities. This deferred tax liability is fully offset, however, by an adjustment to Nortel’s deferred tax valuation allowance because Nortel will be able to offset the tax liability by drawing down previously unrecognized loss carryforwards.

The estimated fair values and amortization periods of other intangible assets are as follows:

		Amortization
	Fair Value	Period (Years)

Trade name	$3	1
Software licenses	1	5
Customer contracts and relationships	80	10

Total other intangible assets	$84

The consolidated financial statements of Nortel include NGS’s operating results from the date of the acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of Nortel and NGS as if the acquisition had occurred on January 1, 2005, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments:

2005

Revenues	$10,618
Net earnings (loss)	$(56)

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

capital, which was paid in the first quarter of 2007. The proceeds are subject to post-closing adjustments for the finalization of the book value of the assets transferred and liabilities assumed by Alcatel-Lucent which are not expected to be significant.

As a result of the sale, Nortel transferred $65 in net assets comprised primarily of fixed assets and inventory, substantially all existing UMTS access contracts, intellectual property, and approximately 1,700 employees attributed to the UMTS access products. Additionally, Nortel wrote off net assets of $18 related primarily to unbilled receivables, goodwill, prepaid assets and deferred revenue and costs, and additional liabilities of $26 were recorded, relating to transaction costs payable to Alcatel-Lucent. Nortel retained its existing LG-Nortel UMTS access customer contracts and will source the UMTS access products and services from Alcatel-Lucent.

Nortel and Alcatel-Lucent have also agreed to provide certain transitional services to each other in order to facilitate the various aspects of the divesture. Nortel has committed to provide R&D, manufacturing and real estate transition services in addition to providing Alcatel-Lucent the right to use all proprietary intellectual property used in Nortel UMTS access products and services which are also common to other Nortel products and services. In addition, Alcatel-Lucent has options to extend its license rights to other Nortel Long Term Evolution related and GSM technology for consideration of $50 and $15, respectively. These options expire on December 31, 2008 and December 31, 2010, respectively.

Nortel recorded a net gain of $166 and deferred income of $5 primarily due to contingent liabilities related to a loss-sharing arrangement based on the 2007 operating results for Alcatel-Lucent.

As a result of post-closing adjustments during 2007, Nortel recorded an adjustment to the net assets transferred of $3 and realized an additional net gain of $10.

Manufacturing operations

In 2004, Nortel entered into an agreement with Flextronics for the divestiture of substantially all of Nortel’s remaining manufacturing operations and related activities, including certain product integration, testing, repair operations, supply chain management, third party logistics operations and design assets. Nortel and Flextronics have also entered into a four-year supply agreement for manufacturing services (whereby after completion of the transaction, Flextronics manages in excess of $2,000 of Nortel’s annual cost of revenues) and a three-year supply agreement for design services. Commencing in the fourth quarter of 2004 and throughout 2005, Nortel completed the transfer to Flextronics of certain of Nortel’s optical design activities in Ottawa, Canada and Monkstown, Northern Ireland and its manufacturing activities in Montreal and Calgary in Canada and Chateaudun in France.

The sale agreement with Flextronics resulted in the transfer of approximately 2,100 employees to Flextronics. Nortel has received $599 of gross proceeds as of December 31, 2007. On October 18, 2006, Nortel signed amendments to various agreements with Flextronics, including the sale agreement, and the supply and design services agreements to restructure Nortel’s purchase commitments and increase Nortel’s obligation to reimburse Flextronics for certain costs associated with the transaction. Nortel received the final payment of $79 from Flextronics during 2006, which has been offset by cash outflows attributable to direct transaction costs and other costs associated with the transaction.

As of December 31, 2007, Nortel had transferred approximately $404 of inventory and equipment to Flextronics relating to the transfer of the optical design activities in Monkstown, Northern Ireland and Ottawa, Canada and the manufacturing activities in Montreal and Calgary in Canada and Chateaudun, France. Flextronics had the ability to exercise its unilateral rights to return certain inventory and equipment to Nortel after the expiration of a specified period following each respective transfer date of the activities at the aforementioned facilities (up to fifteen months). Flextronics has exercised all of its rights with respect to the inventory and equipment as at December 31, 2007, and as a result, Nortel retained $10 of inventory and equipment. Nortel has recognized a gain of $21 on this transaction as of December 31, 2007 as a result of the expiration and satisfaction of the rights held by Flextronics described above.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

10.	Long-term debt

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2007	2006

LIBOR + 4.25% Floating Rate Notes due July 15, 2011	$1,000	$1,000
10.125% Fixed Rate Notes due July 15, 2013	550	550
10.75% Fixed Rate Notes due July 15, 2016	450	450
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 7.17% for 2007 and 4.77% for 2006	4	5
Fair value adjustment attributable to hedged debt obligations	20	(1)
Obligation associated with a consolidated VIE with interest rate of 4.60% for 2007 and 3.7% for 2006	92	87
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of 9.16% for 2007 and 8.48% for 2006	223	223

	2,689	2,664
Less: Long-term debt due within one year	23	18

Long-term debt	$2,666	$2,646

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNL, and are fully and unconditionally guaranteed by NNL.

As of December 31, 2007, the amounts of long-term debt payable for each of the years ending December 31 consisted of:

2008	$23
2009	23
2010	24
2011	1,024
2012	26
Thereafter	1,569	(a)

Total long-term debt payable	$2,689

(a)	Includes $70 of long-term debt related to sale lease-backs with continuing involvement. See note 13 for additional information.

Credit facility

On February 14, 2006, Nortel’s indirect subsidiary, NNI, entered into a one-year credit facility in the aggregate principal amount of $1,300 (the “2006 Credit Facility”). This facility consisted of (i) a senior secured one-year term loan facility in the amount of $850, and (ii) a senior unsecured one-year term loan facility in the amount of $450. On July 5, 2006, the total amount owing under the 2006 Credit Facility was repaid using the net proceeds from the issuance of the July 2006 Notes (as defined below) and the facility, the guarantee agreement and all of the collateral arrangements securing it and Nortel’s and NNC’s public debt were terminated.

Senior notes offering

On July 5, 2006, Nortel completed an offering of $2,000 aggregate principal amount of senior notes (the “July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the U.S. pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The July 2006 Notes consist of $450 of senior fixed rate notes due 2016 (the “2016 Fixed Rate Notes”), $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “ 2011 Floating Rate Notes”). The 2016 Fixed Rate Notes bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

annum of 10.125%, payable semi-annually and the 2011 Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of December 31, 2007, the 2011 Floating Rate Notes had an interest rate of 9.4925% per annum.

Nortel may redeem all or a portion of the 2016 Fixed Rate Notes at any time on or after July 15, 2011, at specified redemption prices ranging from 105.375% to 100% of the principal amount thereof plus accrued and unpaid interest. In addition, Nortel may redeem all or a portion of the 2013 Fixed Rate Notes at any time and, prior to July 15, 2011, all or a portion of the 2016 Fixed Rates Notes, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. On or prior to July 15, 2009, Nortel may also redeem up to 35% of the original aggregate principal amount of any series of July 2006 Notes with proceeds of certain equity offerings at a redemption price equal to (i) in the case of the 2016 Fixed Rate Notes, 110.750% of the principal amount thereof, (ii) in the case of the 2013 Fixed Rate Notes, 110.125% of the principal amount thereof and (iii) in the case of the 2011 Floating Rate Notes, 100% of the principal amount so redeemed plus a premium equal to the interest rate per annum of such 2011 Floating Rate Notes applicable on the date of redemption, in each case plus accrued and unpaid interest, if any. In the event of certain changes in applicable withholding taxes, Nortel may redeem each series of July 2006 Notes in whole, but not in part.

Upon a change of control, Nortel is required within 30 days to make an offer to purchase the July 2006 Notes then outstanding at a purchase price equal to 101% of the principal amount of the July 2006 Notes plus accrued and unpaid interest. A “change of control” is defined in the indenture governing the July 2006 Notes (the “Note Indenture”) as, among other things, the filing of a Schedule 13D or Schedule TO under the Securities Exchange Act of 1934, as amended, by any person or group unaffiliated with Nortel disclosing that such person or group has become the beneficial owner of a majority of the voting stock of NNC or has the power to elect a majority of the members of the Board of Directors of NNC, or NNC ceasing to be the beneficial owner of 100% of the voting power of the common stock of Nortel.

In connection with the issuance of the July 2006 Notes, Nortel, NNC and NNI entered into a registration rights agreement with the initial purchasers of the July 2006 Notes and are obligated under that agreement to use their reasonable best efforts to file with the SEC, and cause to become effective, a registration statement relating to the exchange of the July 2006 Notes within certain time periods, failing which holders of the July 2006 Notes would have been entitled to payment of certain additional interest. Nortel filed a registration statement on Form S-4 with the SEC on September 11, 2007, which was declared effective on December 21, 2007.

The Note Indenture and related guarantees contain various covenants that limit Nortel’s and NNC’s ability to (i) create liens (other than certain permitted liens) against assets of Nortel, NNC and its restricted subsidiaries to secure funded debt in excess of certain permitted amounts without equally and ratably securing the July 2006 Notes and (ii) merge, consolidate and sell or otherwise dispose of substantially all of the assets of any of Nortel, NNC and, so long as NNI is a guarantor of the July 2006 Notes, NNI unless the surviving entity or purchaser of such assets assumes the obligations of Nortel, NNC or NNI, as the case may be, under the July 2006 Notes and related guarantees and no default exists under the Note Indenture after giving effect to such merger, consolidation or sale.

In addition, the Note Indenture and related guarantees contain covenants that, at any time that the July 2006 Notes do not have an investment grade rating, limit Nortel’s ability to incur, assume, issue or guarantee additional funded debt (including capital leases) and certain types of preferred stock, or repurchase, redeem, retire or pay any dividends in respect of any Nortel Networks Corporation common shares or Nortel’s preferred stock, in excess of certain permitted amounts or incur debt that is subordinated to any other debt of Nortel, NNC or NNI, without having that new debt be expressly subordinated to the July 2006 Notes and the guarantees. At any time that the July 2006 Notes do not have an investment grade rating, Nortel’s ability to incur additional indebtedness is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.00, except that Nortel may incur certain debt and make certain restricted payments without regard to the ratio up to certain permitted amounts. “Adjusted EBITDA” is generally defined as consolidated earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring charges and other one-time charges and gains that will be excluded from the calculation of Adjusted EBITDA. “Fixed charges” is defined in the Note Indenture as consolidated interest expense plus dividends paid on certain preferred stock.

Following the issuance of the July 2006 Notes, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate (see note 11 for further details).

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Nortel used $1,300 of the net proceeds from the issuance of the July 2006 Notes to repay the 2006 Credit Facility and used the remainder for general corporate purposes, including to replenish cash outflows of $150 used to repay at maturity the outstanding aggregate principal amount of the 7.40% notes due June 15, 2006, and $575, plus accrued interest, deposited into escrow on June 1, 2006, pursuant to NNC’s Global Class Action Settlement (as defined in note 19).

11.	Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuation in interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, Nortel enters into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel does not hold or issue derivative financial instruments for trading purposes.

Foreign currency risk

Nortel enters into option contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within the next twelve months, and forward contracts, which are denominated in various currencies, to limit its exposure to exchange fluctuations on existing assets and liabilities and on future revenue or expenditure streams expected to occur within the next twelve months. If option and forward contracts meet specified criteria they are designated as cash flow hedges to hedge currency exposures in future revenue or expenditure streams. Option and forward contracts that do not meet the criteria for hedge accounting are also used to economically hedge the impact of fluctuations in exchange rates on existing assets and liabilities and on future revenue and expenditure streams.

As at December 31, 2007, no cash flow hedges have met the criteria for hedge accounting and therefore are considered non-designated hedging strategies in accordance with SFAS 133.

The following table provides the total notional amounts of the purchase and sale of currency options and forward contracts as of December 31:

	2007(a)					2006(b)
					Net					Net
	Buy		Sell		Buy / (Sell)	Buy		Sell		Buy / (Sell)

Options(c):
Canadian Dollar		$27		$27	$0		$0		$0	$0
Forwards(c):
Canadian Dollar		$130		$398	$(268)		$395		$427	$(32)
British Pound		£745		£262	£483		£626		£24	£602
Euro	22€		5€		17€	22€		44€		(22€ )
Other (U.S. Dollar)		$0		$14	$(14)		$0		$33	$(33)

(a)	All notional amounts of option and forward contracts will mature no later than the end of 2008.
(b)	All notional amounts of option and forward contracts matured no later than the end of 2007.
(c)	All amounts are stated in source currency.

Nortel did not execute any foreign currency swaps in 2007 and had no such agreements in place as of December 31, 2007.

Interest rate risk

Nortel enters into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swap fixed interest rate payments for floating rate payments and certain swaps are designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt are recorded to interest expense within the consolidated statements of operations. These swap contracts have remaining terms to maturity of up to nine years.

A portion of Nortel’s long-term debt is subject to changes in fair value resulting from changes in market interest rates. Nortel has hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps. On July 5, 2006, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Notes and the 2013 Fixed Rate Notes to a floating rate equal to LIBOR plus 4.9% and LIBOR plus 4.4%, respectively. Nortel entered into these interest rate swaps to minimize the impact of interest rate volatility on the consolidated statements of operations. Nortel is assessing hedge effectiveness in accordance with SFAS 133. Nortel has concluded that this hedging strategy is effective at offsetting changes in the fair value of the 2013 Fixed Rate Notes. The interest rate swap hedging the 2016 Fixed Rate Notes has not met the hedge effectiveness criteria and remained a non-designated hedging strategy as of December 31, 2007. The cumulative impact to net earnings was a $16 gain for the year ended December 31, 2007.

The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as of December 31:

	2007	2006

Interest rate swap contracts:
Received-fixed swaps — notional amount	$1,000	$1,000
Average fixed rate received	10.4%	10.4%
Average floating rate paid	8.9%	10.0%

Equity price risk

From time to time, NNC enters into equity forward contracts to hedge the variability in future cash flows associated with certain compensation obligations that vary based on future NNC common share prices. As of December 31, 2007, NNC did not have any equity forward contracts outstanding.

Fair value

The estimated fair values of Nortel’s outstanding financial instruments approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected the present value of the expected future cash flows if settlement had taken place on December 31, 2007 and 2006; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2007 and 2006; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2007 and 2006. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

The following table provides the carrying amounts and fair values for financial assets and liabilities for which fair value differed from the carrying amount and fair values recorded for derivative financial instruments in accordance with SFAS 133 as of December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Long-term debt due within one year	$23	$23	$18	$17
Long-term debt	$2,666	$2,603	$2,646	$2,745
Derivative financial instruments net asset (liability) position:
Interest rate swap contracts(a)	$61	$61	$23	$23
Forward and option contracts(b)	$(17)	$(17)	$26	$26
Other
Warrants	$5	$5	$11	$11

(a)	Recorded in other assets.
(b)	Comprised of other assets of $14 and other liabilities of $31 as of December 31, 2007, and other assets of $41 and other liabilities of $15 as of December 31, 2006.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Concentrations of risk

Nortel from time to time uses derivatives (“financial instruments”) to limit exposures related to foreign currency, interest rate and equity price risk. Credit risk on these financial instruments arises from the potential for counterparties to default on their contractual obligations to Nortel. Nortel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by any of the counterparties to its financial instruments. Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality. The maximum potential loss on all financial instruments may exceed amounts recognized in the consolidated financial statements of $77, due to the risk associated with such financial instruments. Nortel’s maximum exposure to credit loss in the event of non-performance by a counterparty to a financial instrument is limited to those financial instruments that had a positive fair value of $106 as of December 31, 2007. Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of short term money market instruments, the balances of which, at times, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

Nortel performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. Nortel’s customers are primarily in the enterprise and service provider markets. Nortel’s global orientation has resulted in a large number of diverse customers which minimizes concentrations of credit risk.

Nortel receives certain of its components from sole suppliers. Additionally, Nortel relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of Nortel could materially impact future operating results.

Transfers of receivables

In 2007, 2006 and 2005, Nortel entered into various agreements to transfer certain of its receivables. These receivables were transferred at discounts of $2, $12 and $19 from book value for the years ended December 31, 2007, 2006 and 2005, respectively, at annualized discount rates of approximately 0% to 8%, 0% to 8% and 2% to 8% for the years ended December 31, 2007, 2006 and 2005, respectively. Certain receivables have been sold with limited recourse for each of the years ended December 31, 2007, 2006 and 2005.

Under certain agreements, Nortel has continued as servicing agent and/or has provided limited recourse. The fair value of these servicing obligations is based on the market value of servicing the receivables, historical payment patterns and appropriate discount rates as applicable. Generally, trade receivables that are sold do not experience prepayments. Also, Nortel has not historically experienced significant credit losses with respect to receivables sold with limited recourse and, as such, no liability was recognized.

As of December 31, 2007 and 2006, total accounts receivable transferred and under Nortel’s management were $45 and $204, respectively.

There is a possibility that the actual performance of receivables or the cost of servicing the receivables will differ from the assumptions used to determine fair values at the transfer date and at each reporting date. Assuming hypothetical, simultaneous, unfavorable variations of up to 20% in credit losses, discount rate used and cost of servicing the receivables, the pre-tax impact on the value of the retained interests and servicing assets would not be significant.

Proceeds from receivables for the years ended December 31 were as follows:

	2007	2006	2005

Proceeds from new transfers of financial assets	$43	$202	$298
Proceeds from collections reinvested in revolving period transfers	$12	$189	$260
Repurchases of receivables	$(39)	$(26)	$—

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

12.	Guarantees

Nortel has entered into agreements that contain features which meet the definition of a guarantee under FIN 45 as described in note 2. As of December 31, 2007, Nortel had accrued $1 in respect of its non-contingent obligations associated with these agreements and $9 with respect to its contingent obligations that are considered probable to occur. A description of the major types of Nortel’s outstanding guarantees as of December 31, 2007 is provided below:

(a)	Business sale and business combination agreements

(i)	In connection with agreements for the sale of portions of its business, including certain discontinued operations, Nortel has typically retained the liabilities that relate to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. Nortel generally indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel. Some of these types of guarantees have indefinite terms while others have specific terms extending to January 2012.

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

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements generally do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined. As of December 31, 2007, no liability has been accrued in the consolidated financial statements with respect to these indemnification agreements.

Historically, Nortel has not made any significant payments under such indemnification agreements.

(ii)	In conjunction with the sale of a certain subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ending December 31, 2007. The maximum amount that Nortel may be required to pay under the volume guarantee as of December 31, 2007 is $10. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee, for a period of ten years, or until January 31, 2018, under the statute of limitations of such jurisdiction. A liability of $9 has been accrued in the consolidated financial statements as of December 31, 2007 with respect to the contingent obligation associated with this guarantee.

Historically, Nortel has not made any significant payments under such indemnification agreements.

(b)	Intellectual property indemnification obligations

Nortel has periodically entered into agreements with customers and suppliers which include intellectual property indemnification obligations that are customary in the industry. These types of guarantees typically have indefinite terms; however, under some agreements Nortel has provided specific terms extending out to September 2009. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The nature of the intellectual property indemnification obligations generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. As of December 31, 2007, no liability has been accrued in the consolidated financial statements with respect to Nortel’s intellectual property indemnification obligations.

Historically, Nortel has not made any significant indemnification payments under such agreements.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

(c)	Lease agreements

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. The maximum amount that Nortel may be required to pay under these types of agreements is estimated to be $42 as of December 31, 2007. Nortel generally has the ability to attempt to recover such lease payments from the defaulting party through rights of subrogation.

Historically, Nortel has not made any significant payments under these types of guarantees.

(d)	Other indemnification agreements

(i)	Nortel has agreed to indemnify the banks and their agents under its credit facilities against costs or losses resulting from changes in laws and regulations which would increase the banks’ costs or reduce their return and from any legal action brought against the banks or their agents related to the use of loan proceeds.

On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide support for certain performance-related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. This indemnification generally applies to issues that arise during the term of the EDC Support Facility. As of December 31, 2007, there was approximately $146 of outstanding support utilized under the EDC Support Facility, approximately $89 of which was outstanding under the revolving small bond sub-facility, with the remaining balance outstanding under the revolving large bond sub-facility. Effective December 14, 2007, Nortel and EDC amended and restated the EDC Support Facility, among other things to extend the maturity date to December 31, 2011 and to provide for automatic renewal each subsequent year, unless either party provides written notice to the other of its intent to terminate.

Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. As of December 31, 2007, no liability has been accrued in the consolidated financial statements with respect to these indemnification agreements.

Historically, Nortel has not made any significant indemnification payments under such agreements.

(ii)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. The indemnifications provided to counterparties in these types of transactions may require Nortel to compensate counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, or as a result of regulatory penalties that may be suffered by the counterparty as a consequence of the transaction. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. As of December 31, 2007, Nortel had approximately $45 of securitized receivables which were subject to repurchase, in which case Nortel would assume from the purchaser of the receivables all rights to collect such receivables. The indemnification provisions generally expire upon the earlier of either the expiration of the securitization agreements, which extend through 2008, or collection of the receivable amounts by the purchaser.

As of December 31, 2007, no amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

Nortel has made payments of $39 and $26 in the years ended December 31, 2007 and December 31, 2006, respectively, under such agreements relating to the repurchase of certain receivables.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

The nature of such agreements prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay to its counterparties and directors and officers. The difficulties in assessing the amount of liability result primarily from the unpredictability of future changes in laws, the inability to determine how laws apply to counterparties and the lack of limitations on the potential liability. As of December 31, 2007, no liability has been accrued in the consolidated financial statements with respect to these indemnification agreements.

Historically, Nortel has not made any significant indemnification payments under such agreements.

(iv)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. Nortel is unable to estimate the maximum potential liability for these types of indemnification guarantees as the agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. As of December 31, 2007, no significant liability has been accrued in the consolidated financial statements with respect to these indemnification agreements.

Historically, Nortel has not made any significant indemnification payments under such agreements.

(v)	On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 19), NNC announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including NNC’s insurers agreeing to pay $229 in cash towards the settlement and NNC agreeing with its insurers to certain indemnification obligations. NNC believes that these indemnification obligations would be unlikely to materially increase its total cash payment obligations under the Global Class Action Settlement. NNC is aware of three claims made to the insurers by former officers, but based on information available at this time NNC is unable to make a reasonable estimate of the amount for which NNC may be liable. As a result, NNC has not recorded a contingent liability as of December 31, 2007 with respect to its indemnification obligations. The insurers’ payments would not reduce the amounts payable by NNC for the Global Class Action Settlement, as disclosed in note 19.

Nortel has not made any significant payments as at December 31, 2007 for its guarantees related to the Global Class Action Settlement.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets as of December 31:

	2007	2006

Balance at the beginning of the year	$214	$204
Payments	(181)	(267)
Warranties issued	261	281
Revisions	(88)	(4)

Balance at the end of the year	$206	$214

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

13.	Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance-related and other bonds generally have a term of twelve months and are typically renewed, as required, over the term of the applicable contract. The various contracts to which these bonds apply generally have terms ranging from one to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not had to make material payments under these types of bonds and does not anticipate that any material payments will be required in the future.

The following table sets forth the maximum potential amount of future payments under bid, performance related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2007	2006

Bid and performance related bonds(a)	$155	$231
Other bonds(b)	54	30

Total bid, performance related and other bonds	$209	$261

(a)	Net of restricted cash and cash equivalent amounts of $5 and $7 as of December 31, 2007 and 2006, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $27 and $33 as of December 31, 2007 and 2006, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $23 as of December 31, 2007. These commitments expire at various dates through to 2017.

Purchase commitments

Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products or services in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products or services up to the prescribed minimum or forecasted purchases. As of December 31, 2007, Nortel had aggregate purchase commitments of $40 compared with $83 as of December 31, 2006. In accordance with Nortel’s agreements with certain of its inventory suppliers, Nortel records a liability for firm, noncancelable, and unconditional purchase commitments for quantities purchased in excess of future demand forecasts.

The following table sets forth the expected purchase commitments to be made over the next several years:

					Total
	2008	2009	2010	Thereafter	Obligations

Purchase commitments	$28	$9	$3	$—	$40

Amounts paid by Nortel under the above purchase commitments during the years ended December 31, 2007, 2006 and 2005 were $31, $470 and $1,134, respectively.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Operating leases and other commitments

As of December 31, 2007, the future minimum payments under operating leases, sale lease-backs with continuing involvement, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating	Sale	Outsourcing	Special	Sublease
	Leases	Lease-Backs	Contracts	Charges	Income

2008	$105	$8	$11	$51	$(28)
2009	93	8	10	35	(28)
2010	83	8	—	44	(27)
2011	70	7	—	40	(20)
2012	59	8	—	33	(10)
Thereafter	276	31	—	168	(32)

Total future minimum payments	$686	$70	$21	$371	$(145)

Rental expense on operating leases for the years ended December 31, 2007, 2006 and 2005, net of applicable sublease income, amounted to $326, $195 and $173, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2007, 2006 and 2005 amounted to $133, $93 and $96, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

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

Microsoft will make available to Nortel up to $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel, and up to $40 in research and development funds over the initial four year term of the agreement. Payments are received by Nortel upon Nortel achieving certain mutually agreed upon performance metrics. Microsoft will recoup its payment of research and development funds by receiving payments from Nortel of 5% of revenue over a mutually agreed upon enterprise voice and application business base plan. Any research and development funds that have not been recouped must be repaid in full by Nortel to Microsoft by March 31, 2012. As of December 31, 2007, Nortel has not received any of the research and development funds from Microsoft.

Microsoft and Nortel will each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.

14.	Financing arrangements and variable interest entities

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Total customer financing as of December 31, 2007 and 2006 was $6 and $10, respectively, which included undrawn commitments of nil and $1, respectively. During the years ended December 31, 2007 and 2006, Nortel reduced undrawn customer financing commitments by $1 and $49, respectively, as a result of the expiration or cancellation of commitments and changing customer business plans.

During the years ended December 31, 2007, 2006 and 2005, Nortel recorded net customer financing bad debt expense of $4, $4 and $4, respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

During the years ended December 31, 2007 and 2006, Nortel did not enter into any new agreements to restructure and/or settle customer financing and related receivables. During the year ended December 31, 2005, Nortel entered into certain agreements to restructure and/or settle various customer financing and related receivables, including rights to accrued interest. As a result of these transactions, Nortel received cash consideration of approximately $112 ($36 of the proceeds was included in discontinued operations) to settle outstanding receivables of approximately $102 with a net carrying value of $101 ($33 of the net carrying value was included in discontinued operations).

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk, as defined in FIN 46R. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of FIN 46, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs activities. The amount of the guarantees will be adjusted over time as the underlying debt matures. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2007, Nortel’s consolidated balance sheet included $92 of long-term debt (see note 10) and $91 of plant and equipment — net related to the remaining VIE. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

On June 3, 2005, Nortel acquired NGS, a VIE for which Nortel is considered the primary beneficiary under FIN 46R. The consolidated financial results of Nortel include NGS’s financial statements consolidated from the date of the acquisition (see note 9).

Nortel consolidates certain assets and liabilities held in certain employee benefit and life insurance trusts in Canada and the U.K., VIEs for which Nortel is considered the primary beneficiary under FIN 46R.

Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under FIN 46R, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2007 and 2006, none of these other interests or arrangements were considered significant variable interests and, therefore, are not disclosed in Nortel’s financial statements.

15.	Capital stock

Preferred shares

Nortel Networks Limited is authorized to issue an unlimited number of Class A preferred shares, which rank senior to the Class B preferred shares and the Nortel Networks Corporation common shares upon a distribution of capital or assets, and an unlimited number of Class B preferred shares, which rank junior to the Class A preferred shares and senior to the Nortel Networks Corporation common shares upon a distribution of capital or assets, in each case without nominal or par value. Each of the Class A and Class B preferred shares is issuable in one or more series, each series having such rights, restrictions and provisions as determined by the Board of Directors of Nortel at the time of issue. Class A preferred shares of Nortel has been issued for consideration denominated in Canadian Dollars and are presented in U.S. Dollars after translation at the exchange rate in effect at the date of original issue. Each series of Class A preferred shares ranks in

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

parity with every other series of Class A preferred shares. As of December 31, 2007 and 2006, the following outstanding Class A preferred shares were included in shareholders’ equity:

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

The Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Shares”) are presented net of tax effected issue costs of approximately $4. Until November 30, 2001, holders of Series 5 Shares were entitled to an annual fixed cumulative preferential cash dividend of Canadian $1.275 per share (5.1 percent), payable, if declared, quarterly. As of December 1, 2001, holders of Series 5 Shares are entitled to, if declared, a monthly floating cumulative preferential cash dividend, which will float in relation to the average of the prime commercial lending rates of two designated Canadian chartered banks during the relevant month, as adjusted by the weighted-average trading price of Series 5 Shares during such month, up to a maximum of 100 percent of such prime rate. Holders of Series 5 Shares have the right to convert their shares into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Shares”), subject to certain conditions, as of December 1, 2006, and on December 1 of every fifth year thereafter. On December 1, 2006, no holder of Series 5 shares converted to Series 6 shares. No Series 6 Shares have been issued. Holders of Series 6 Shares will have a similar right to convert back into Series 5 Shares every five years. In certain circumstances, conversions may be automatic and mandatory. Series 5 Shares are redeemable at any time after December 1, 2001, at Nortel’s option, at Canadian $25.50 per share together with accrued and unpaid dividends up to, but excluding, the date of redemption. If issued on December 1, 2006, the Series 6 Shares will be redeemable at Nortel’s option at Canadian $25 per share, together with accrued and unpaid dividends up to but excluding, the date of redemption, on December 1, 2011, and on December 1 of every fifth year thereafter.

The Non-cumulative Redeemable Class A Preferred Shares Series 7 (“Series 7 Shares”) are presented net of tax effected issue costs of approximately $4. Holders of the Series 7 Shares were, until November 30, 2002, entitled to an annual fixed non-cumulative preferential cash dividend of Canadian $1.225 per share (4.9 percent), payable, if declared, quarterly on the first day of March, June, September and December. From December 1, 2002, holders of the Series 7 Shares are entitled to, if declared, a monthly floating non-cumulative preferential cash dividend. Holders of Series 7 Shares have the right to convert their shares into Non-cumulative Redeemable Class A Preferred Shares Series 8 (“Series 8 Shares”), subject to certain conditions, on December 1, 2007 and on December 1 of every fifth year thereafter. No Series 8 shares have been issued. Holders of the Series 8 Shares will have a similar right to convert back into Series 7 Shares every five years and, in certain circumstances conversions may be automatic and mandatory. Series 7 Shares are redeemable at any time after December 1, 2002 at Nortel’s option, at Canadian $25.50 per share together with declared and unpaid dividends up to, but excluding, the date of redemption. If issued, on December 1, 2007, Series 8 Shares will also be redeemable at Nortel’s option at Canadian $25 per share, together with declared and unpaid dividends up to, but excluding, the date of redemption, on December 1, 2012, and on December 1 of every fifth year thereafter.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Common shares

Nortel is authorized to issue an unlimited number of common shares without nominal or par value. The outstanding number of common shares included in shareholders’ equity consisted of the following as of December 31:

	2007		2006
	Number		Number
	of Shares	$	of Shares	$
	(number of shares in thousands)

Balance at beginning of year	1,460,979	$1,211	1,460,979	$1,211

Balance at end of year	1,460,979	$1,211	1,460,979	$1,211

16.	Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2007	2006	2005

Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$495	$213	$360
Change in foreign currency translation adjustment(a)	298	282	(147)

Balance at the end of the year	793	495	213

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	39	31	33
Change in unrealized gain (loss) on investments(b)	(13)	8	(2)

Balance at the end of the year	26	39	31

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	(10)	7	18
Change in unrealized derivative gain (loss) on cash flow hedges(c)	10	(17)	(11)

Balance at the end of the year	—	(10)	7

Minimum pension liability — net
Balance at the beginning of the year	—	(1,084)	(915)
Change in minimum pension liability adjustment(d)	—	94	(169)
Adoption of FASB Statement No. 158 — net(e)	—	990	—

Balance at the end of the year	—	—	(1,084)

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost — net
Balance at the beginning of the year	(1,132)	—	—
Adoption of FASB Statement No. 158 — net(e)	—	(1,132)	—
Change in unamortized pension and post-retirement actuarial losses and prior service cost(f)	560	—	—

Balance at the end of the year	(572)	(1,132)	—

Accumulated other comprehensive income (loss)	$247	$(608)	$(833)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil for each of the years ended December 31, 2007, 2006 and 2005. During the years ended December 31, 2007, 2006 and 2005, realized (gains) losses on investments of nil, $5 and ($9), respectively, were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	During the years ended December 31, 2007, 2006 and 2005, net derivative gains of $10, $14 and $18 were reclassified to other income (expense) — net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and nil for the years ended December 31, 2007, 2006 and 2005, respectively.
(d)	Represents non-cash charges to shareholders’ equity related to the increase in the minimum required recognizable liability associated with Nortel’s pension plans (see note 8). The change in minimum pension liability adjustment is presented net of tax of nil, $24 and $6 for the years ended December 31, 2007, 2006 and 2005, respectively.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

(e)	Represents non-cash charges to shareholders’ equity related to the adoption of SFAS 158 (see note 8). The charge is presented net of tax of $60 for the year ended December 31, 2006.
(f)	Represents non-cash charges to shareholders’ equity related to the change in unamortized pension and post-retirement actuarial losses and prior service cost (see note 8). The charge is presented net of tax of $91 for the year ended December 31, 2007.

17.	Share-based compensation plans

Stock options

Prior to 2006, NNC granted options to employees of Nortel to purchase Nortel Networks Corporation common shares under two existing stock option plans, the NNC 2000 Stock Option Plan (the “2000 Plan”) and the NNC 1986 Stock Option Plan, as Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase Nortel Networks Corporation common shares could be granted to employees of Nortel and, under the 2000 Plan, options could also be granted to directors of Nortel. The options under both plans entitle the holders to purchase one Nortel Networks Corporation common share at a subscription price of not less than 100% (as defined under the applicable plan) of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted prior to 2003 generally vest 33 1/3% each year over a three-year period on the anniversary date of the grant. Commencing in 2003, options granted generally vest 25% each year over a four-year period on the anniversary of the date of grant. The term of an option cannot exceed ten years. The Compensation and Human Resources Committee of the Boards of Directors of NNC and NNL (the “CHRC”) administers both plans. NNC meets its obligations under both plans by issuing Nortel Networks Corporation common shares. Nortel Networks Corporation common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) have been rolled over and are available for grant under the NNC 2005 Stock Incentive Plan (the “SIP”) effective January 1, 2006.

In 2005, NNC’s shareholders approved the SIP, a share-based compensation plan, which permits grants of stock options, including incentive stock options, SARs, PSUs, and RSUs to employees of Nortel and its subsidiaries. NNC also meets its obligations under the SIP by issuing Nortel Networks Corporation common shares. On November 6, 2006, the SIP was amended and restated effective as of December 1, 2006, to adjust the number of Nortel Networks Corporation common shares available for grant thereunder to reflect the 1 for 10 consolidation of Nortel Networks Corporation issued and outstanding common shares. The subscription price for each share subject to an option shall not be less than 100% (as defined under the SIP) of the market value of Nortel Networks Corporation common shares on the date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted under the SIP generally vest 25% each year over a four-year period on the anniversary of the date of grant. The CHRC also administers the SIP. Options granted under the SIP may not become exercisable within the first year (except in the event of death), and in no case shall the term of an option exceed ten years. All stock options granted have been classified as equity instruments based on the settlement provisions of the share-based compensation plans.

In January 1995, a key contributor stock option program (the “Key Contributor Program”) was established and options have been granted under the 1986 Plan and the 2000 Plan in connection with this program. Under this program, a participant was granted concurrently an equal number of initial options and replacement options. The initial options and the replacement options expire ten years from the date of grant. The initial options have an exercise price equal to the market value of a Nortel Networks Corporation common share on the date of grant and the replacement options have an exercise price equal to the market value of a Nortel Networks Corporation common share on the date all of the initial options are fully exercised, provided that in no event will the exercise price be less than the exercise price of the initial options. Replacement options are generally exercisable commencing 36 months after the date all of the initial options are fully exercised, provided that the participant beneficially owns a number of Nortel Networks Corporation common shares at least equal to the number of common shares subject to the initial options less any Nortel Networks Corporation common shares sold to pay for options costs, applicable taxes and brokerage costs associated with the exercise of the initial options. No Key Contributor Program options were granted for the years ended December 31, 2007, 2006 and 2005.

NNC also assumed stock option plans in connection with the acquisition of various companies. Nortel Networks Corporation common shares are issuable upon the exercise of options under the assumed stock option plans, although no further options may be granted under the assumed plans. The vesting periods for options granted under these assumed

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

stock option plans may differ from the SIP, 2000 Plan and 1986 Plan, but the assumed plans are not considered significant to Nortel’s overall use of share-based compensation.

Deferred share units (“DSUs”)

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan, non-employee directors can elect to receive all or a portion of their compensation for services rendered as a director of NNC or NNL, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. DSUs are credited on a quarterly basis, and the number of share units received is equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars of Nortel Networks Corporation common shares on the last trading day of the quarter. Generally, the share units are settled on the fourth trading day following the release of NNC’s financial results after the director ceases to be a member of the boards of directors of NNC and NNL, and each share unit entitles the holder to receive one Nortel Networks Corporation common share. The value of the DSU and the related compensation expense is determined and recorded based on the current market price of the underlying Nortel Networks Corporation common shares on the date of the grant. Common shares are purchased on the open market to settle outstanding share units. As of December 31, 2007 and 2006, the number of share units outstanding and the DSU expense were not material to Nortel’s results of operations and financial condition.

Limited share purchase plan (“LSPP”)

In November 2007, NNC adopted a limited share purchase plan as a vehicle to enable certain executive officers of NNC and NNL to purchase Nortel Networks Corporation common shares. The plan allows certain executives to satisfy share ownership guidelines while continuing to comply with an exemption from the SEC short survey market rules. Under the LSPP, the officers purchase Nortel Networks Corporation common shares at a market price, which is calculated based on the five day weighted average share price to the purchase request date. There are 450,000 Nortel Networks Corporation common shares available for purchase under the LSPP. As of December 31, 2007, the number of shares outstanding and the related compensation expense was not material to Nortel’s results of operations and financial condition.

Employee stock purchase plans

NNC has ESPPs to facilitate the acquisition of Nortel Networks Corporation common shares by eligible employees of Nortel. On June 29, 2005, the shareholders of NNC approved three new stock purchase plans, the NNC Global Stock Purchase Plan, the NNC U.S. Stock Purchase Plan and the NNC Stock Purchase Plan for Members of the Savings and Retirement Program, each of which have been launched in jurisdictions throughout the world.

The ESPPs are designed to have four offering periods each year, with each offering period beginning on the first day of each calendar quarter. Eligible employees are permitted to have up to 10% of their eligible compensation deducted from their pay during each offering period to contribute towards the purchase of Nortel Networks Corporation common shares. The Nortel Networks Corporation common shares are purchased by an independent broker through the facilities of the TSX and/or NYSE, and held by a custodian on behalf of the plan participants.

For eligible employees, Nortel Networks Corporation common shares were purchased on the TSX at fair market value but employees effectively paid only 85% of that price as a result of NNC contributing the remaining 15% of the price.

The purchases under the ESPPs for the years ended December 31 are shown below:

	2007	2006(b)	2005(b)
	(Number of shares in thousands)

Nortel Networks Corporation common shares purchased(a)	1,286	294	78
Weighted-average price of shares purchased	$20.26	$25.43	$30.68

(a)	Compensation expense was recognized for NNC’s portion of the contributions. NNC contributed an amount equal to the difference between the market price and the employee purchase price.
(b)	During the periods of March 10, 2004 to June 1, 2005, and March 10, 2006 to June 6, 2006, purchases under the ESPPs were suspended due to NNC and NNL not being in compliance with certain reporting requirements of U.S. and Canadian securities regulators.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Share-based compensation

Effective January 1, 2006, Nortel adopted SFAS 123R, as set out in note 2.

In accordance with SFAS 123R, Nortel did not accelerate the recognition of expense for those awards that applied to retirement-eligible employees prior to the adoption of the new guidance, but rather expensed those awards over the vesting period. Therefore, an expense of approximately $4 was recognized during the year ended December 31, 2006 that would not have been recognized had Nortel accelerated recognition of the expense prior to January 1, 2006, the adoption date of SFAS 123R.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Since share-based compensation expense recognized in the consolidated statements of operations, for the year ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123R, Nortel recognized forfeitures as they occurred. In the year ended December 31, 2006, Nortel recorded a gain of $9 as a cumulative effect of an accounting change as a result of the change in accounting for forfeitures under SFAS 123R. In Nortel’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Nortel accounted for forfeitures as they occurred.

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

Share-based compensation charged by NNC to Nortel recorded during the years ended December 31 was as follows:

	2007	2006		2005

Share-based compensation:
Stock option expense	$76	$93	(b)	$87
RSU expense(a)	23	8		1
PSU expense	6	2		—
DSU expense(a)	—	—		1

Total share-based compensation reported — net of tax	$105	$103		$89

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes a reduction of stock option expense of approximately $9, recognized during the first quarter of 2006, to align Nortel’s recognition of stock option forfeitures with the adoption of SFAS 123R.

NNC estimates the fair value of stock options and SARs using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R and SAB 107. The key input assumptions used to estimate the fair value of stock options and SARs include the grant price of the options, the expected term of the options, the volatility of NNC’s stock, the risk-free interest rate and NNC’s dividend yield. NNC believes that the Black-Scholes-Merton option-pricing model sufficiently captures the substantive characteristics of the option and SAR awards and is appropriate to calculate the fair values of NNC’s stock options.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

The following ranges of assumptions were used in computing the fair value of stock options and SARs for purposes of expense recognition by Nortel, for the following years ended December 31:

	2007	2006	2005

Black-Scholes Merton assumptions
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility(a)	41.39% - 53.56%	60.08% - 73.66%	85.35% - 87.01%
Risk-free interest rate(b)	3.07% - 4.92%	4.57% - 5.04%	3.70% - 4.44%
Expected option life in years(c)	3.39 - 4.00	4.00	4.00
Range of fair value per unit granted	$2.41 - $11.86	$9.97 - $12.26	$17.87 - $21.22

(a)	The expected volatility of NNC’s stock is estimated using the daily historical stock prices over a period equal to the expected term.
(b)	NNC used the five-year U.S. government treasury bill rate to approximate the four-year risk free rate.
(c)	The expected term of the stock options is estimated based on historical grants with similar vesting periods.

The fair value of RSU awards is calculated using an average of the high and low stock prices from the highest trading volume of either the NYSE or the TSX on the date of the grant. NNC estimates the fair value of PSU awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	2007	2006

Monte Carlo assumptions
Beta (range)	1.20 - 1.88	2.0 - 2.1
Risk-free interest rate (range)(a)	3.37% - 4.66%	4.79% - 5.10%
Equity risk premium	—	5.00%

(a)	The risk-free interest rate used was the three-year U.S. government treasury bill rate.

As of December 31, 2007, the annual forfeiture rates applied to NNC’s stock option plans, SARs, RSU and PSU awards were 18.12%, 18.12%, 15.60%, and 14.49%, respectively.

The total income tax benefit recognized in the statements of operations for share-based award compensation was nil for each of the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, there was $92 of total unrecognized compensation cost related to NNC’s stock option plans that is expected to be recognized by NNL over a weighted-average period of 1.9 years. As of December 31, 2007, there was $45 of total unrecognized compensation cost related to NNC’s RSU awards granted which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2007, there was $9 of total unrecognized compensation cost related to NNC’s PSU awards granted to Nortel employees which is expected to be recognized over a weighted-average period of 1.5 years.

Cash received from exercise under all share-based payment arrangements was $10, $2 and $6 for the years ended December 31, 2007, 2006 and 2005, respectively. Tax benefits realized by Nortel related to these exercises were nil for each of the years ended December 31, 2007, 2006, and 2005.

18.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Transactions with related parties for the years ended December 31 are summarized as follows:

	2007	2006	2005

Revenues:
LGE(a)	$22	$27	$—
Vertical Communications, Inc. (“Vertical”)(b)	14	22	2
Other	11	5	3

Total	$47	$54	$5

Purchases:
LGE(a)	$287	$238	$41
Sasken Communications Technology Ltd. (“Sasken”)(c)	28	34	18
GNTEL Co., Ltd (“GNTEL”)(d)	95	74	10
Other	15	39	21

Total	$425	$385	$90

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of December 31, 2007, accounts payable to LGE was net $31, compared to $76 as at December 31, 2006.
(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and other software development-related purchases. As of December 31, 2007, accounts payable to Sasken was $1, compared to $2 as at December 31, 2006.
(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2007, accounts payable to GNTEL was net $31, compared to net $17 as at December 31, 2006.

Balances with related parties were as follows:

	2007	2006

Consolidated balance sheets
Owing from NNC	$990	$847
Owing from NNC subsidiaries	90	77
Other related parties	(61)	(84)

Related party receivables	$1,019	$840

19.	Contingencies

Subsequent to NNC’s announcement on February 15, 2001, in which it provided revised guidance for its financial performance for the 2001 fiscal year and the first quarter of 2001, NNC and certain of its then-current officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel I Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, where all the U.S. lawsuits were consolidated, the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of Nortel during certain periods between October 24, 2000 and February 15, 2001. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws. These matters also have been the subject of review by Canadian and U.S. securities regulatory authorities.

Subsequent to NNC’s announcement on March 10, 2004, in which it indicated it was likely that NNC would need to revise its previously announced unaudited results for the year ended December 31, 2003 and the results reported in certain of its quarterly reports in 2003, and to restate its previously filed financial results for one or more earlier periods, NNC and certain of its then-current and former officers and directors were named as defendants in several purported class action lawsuits in the U.S. and Canada (collectively, the “Nortel II Class Actions”). These lawsuits in the U.S. District Court for the Southern District of New York, the Ontario Superior Court of Justice and the Quebec Superior Court were filed on behalf of shareholders who acquired securities of NNC during certain periods between February 16, 2001 and July 28, 2004. The lawsuits alleged, among other things, violations of U.S. federal and Canadian provincial securities laws, negligence, misrepresentations, oppressive conduct, insider trading and violations of Canadian corporation and

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

competition laws in connection with certain of NNC’s financial results. These matters are also the subject of investigations by Canadian and U.S. securities regulatory and criminal investigative authorities.

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

Under the terms of the Global Class Action Settlement, NNC agreed to pay $575 in cash plus accrued interest and issue approximately 62,866,775 Nortel Networks Corporation common shares (representing approximately 14.5% of Nortel Networks Corporation common shares outstanding as of February 7, 2006, the date an agreement in principle was reached with the plaintiffs in the U.S. class action lawsuits). Nortel will also contribute to the plaintiffs one-half of any recovery from its ongoing litigation against certain of its former senior officers who were terminated for cause in 2004, which seeks the return of payments made to them in 2003 under NNC’s bonus plan. The total settlement amount includes all plaintiffs’ court-approved attorneys’ fees. On June 1, 2006, NNC placed $575 plus accrued interest of $5 into escrow and classified this amount as restricted cash. As a result of the Global Class Action Settlement, NNC established a litigation reserve and recorded a charge in the amount of $2,474 to its full-year 2005 financial results, $575 of which related to the cash portion of the Global Class Action Settlement, while $1,899 related to the equity component. The equity component of the litigation reserve was adjusted each quarter from February 2006 through March 20, 2007 to reflect the fair value of the Nortel Networks Corporation common shares issuable.

The effective date of the Global Class Action Settlement was March 20, 2007, on which date the number of Nortel Networks Corporation common shares issuable in connection with the equity component was fixed. As such, a final measurement date occurred for the equity component of the settlement and the value of the shares issuable was fixed at their fair value of $1,626 on the effective date.

NNC recorded a shareholder litigation settlement recovery of $54 during the first quarter of 2007 as a result of the final fair value adjustment for the equity component of the Global Class Action Settlement made on March 20, 2007. In addition, the litigation reserve related to the equity component was reclassified to additional paid-in capital within NNC’s shareholders’ equity on March 20, 2007 as the number of issuable Nortel Networks Corporation common shares was fixed on that date. The reclassified amount will be further reclassified to Nortel Networks Corporation common shares as the shares are issued. On the effective date of March 20, 2007, NNC also removed the restricted cash and corresponding litigation reserve related to the cash portion of the settlement, as the funds became controlled by the escrow agents and Nortel’s obligation has been extinguished. The administration of the settlement will be a complex and lengthy process. Plaintiffs’ counsel will submit lists of claims approved by the claims administrator to the appropriate courts for approval. Once all the courts have approved the claims, the process of distributing cash and share certificates to claimants will begin. Although NNC cannot predict how long the process will take, approximately 4% of the settlement shares have been issued, and NNC currently expects the issuance of the balance to commence in the first half of 2008.

NNC’s insurers have agreed to pay $229 in cash toward the settlement and NNC has agreed to certain indemnification obligations with them. NNC believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. See note 12 for additional information.

Under the terms of the Global Class Action Settlement, NNC also agreed to certain corporate governance enhancements. These enhancements included the codification of certain of Nortel’s current governance practices in the written mandate for its Board of Directors and the inclusion in its Statement of Corporate Governance Practices contained in Nortel’s annual proxy circular and proxy statement of disclosure regarding certain other governance practices.

In August 2006, NNC reached a separate agreement in principle to settle a class action lawsuit in the Ontario Superior Court of Justice that is not covered by the Global Class Action Settlement, subject to court approval (the “Ontario Settlement”). In February 2007, the court approved the Ontario Settlement. The settlement did not have a material impact on Nortel’s financial condition and an accrued liability was recorded in the third quarter of 2006 for the related settlement, which was paid in the first quarter of 2007.

Nortel and NNC had been under investigation by the SEC since April 2004 in connection with previous restatements of their consolidated financial statements. As a result of discussions with the Enforcement Staff of the SEC for purposes of

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

resolving the investigation, NNC recorded an accrual in its condensed consolidated financial statements in the second quarter of 2007 in the amount of $35, which it believed represented the best estimate for the liability associated with this matter at that time. In October 2007, Nortel and NNC reached a settlement on all issues with the SEC in connection with its investigation of the previous restatements of Nortel and NNC’s financial results. As part of the settlement, Nortel and NNC agreed to pay a civil penalty of $35 and a disgorgement in the amount of one U.S. Dollar, and Nortel and NNC consented to be restrained and enjoined from future violations of the antifraud, reporting, books and records and internal control provisions of U.S. federal securities laws. Further, Nortel and NNC are required to provide to the SEC quarterly written reports detailing the progress in implementing Nortel and NNC’s remediation plan and actions to address their remaining weakness relating to revenue recognition. This reporting requirement began following the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is expected to end following the filing of this report and the delivery of the corresponding remediation progress report, based upon the elimination of Nortel’s remaining material weakness and full implementation of Nortel’s remediation plan.

In April 2004, NNC also announced that it was under investigation by the Ontario Securities Commission (the “OSC”) in connection with the same matters as the SEC investigation. In May 2007, Nortel and NNC entered into a settlement agreement with the Staff of the OSC in connection with its investigation. On May 22, 2007, the OSC issued an order approving the settlement agreement, which fully resolves all issues with the OSC. Under the terms of the OSC order, Nortel and NNC are required to deliver to the OSC Staff quarterly and annual written reports detailing, among other matters, their progress in implementing their remediation plan. This reporting obligation began following the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and is expected to end following the filing of this report and delivery of the corresponding remediation progress report, based upon the elimination of its remaining material weakness relating to revenue recognition and the completion of their remediation plan. The OSC order did not impose any administrative penalty or fine. However, NNC has made a payment to the OSC in the amount CAD $1 million as a contribution toward the cost of its investigation.

In May 2004, NNC received a federal grand jury subpoena for the production of certain documents, including financial statements and corporate, personnel and accounting records, in connection with an ongoing criminal investigation being conducted by the U.S. Attorney’s Office for the Northern District of Texas, Dallas Division. In August 2005, NNC received an additional federal grand jury subpoena seeking additional documents, including documents relating to the Nortel Retirement Income Plan and the Nortel Long-Term Investment Plan. This investigation is ongoing. A criminal investigation into Nortel’s financial accounting situation by the Integrated Market Enforcement Team of the Royal Canadian Mounted Police is also ongoing.

Beginning in December 2001, NNC, together with certain of its then-current and former directors, officers and employees, was named as a defendant in several purported class action lawsuits pursuant to the United States Employee Retirement Income Security Act. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the NNC Long-Term Investment Plan, who held shares of the NNC Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in Nortel Networks Corporation common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified.

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

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

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

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel or NNC of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which NNC has recorded in 2006 and first quarter of 2007 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, neither Nortel nor NNC has made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, NNC cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, NNC intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel and NNC will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2007, the accruals on the consolidated balance sheet for environmental matters were $26. Based on information available as of December 31, 2007 and 2006, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 12 sites which are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $26.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four Superfund sites in the U.S. (at three of the Superfund sites, Nortel is

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $26 referred to above.

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

20.	Subsequent events

2008 Restructuring Plan

On February 27, 2008, as part of its further efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,100 positions and shifting an additional approximate 1,000 positions from higher-cost locations to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. Nortel expects total charges to earnings and cash outlays related to workforce reductions to be approximately $205, which will be substantially incurred over fiscal 2008 and 2009. Nortel expects total charges to earnings related to consolidating real estate to be approximately $70 including approximately $25 related to fixed asset write downs, to be incurred over fiscal 2008 and 2009, and cash outlays of approximately $45 to be incurred through 2024.

21.	Supplemental condensed consolidating financial information

On July 5, 2006, NNL completed an offering of the July 2006 Notes to qualified institutional buyers pursuant to Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act. The July 2006 Notes consist of the 2016 Fixed Rate Notes, the 2013 Fixed Rate Notes and the 2011 Floating Rate Notes. The July 2006 Notes are fully and unconditionally guaranteed by NNC and initially guaranteed by NNI.

On March 28, 2007, Nortel completed an offering of $1,150 aggregate principal amount of Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and in Canada to qualified institutional buyers that are also accredited investors pursuant to applicable Canadian private placement exemptions. The Convertible Notes consist of $575 principal amount of the 2012 Notes and $575 principal amount of the 2014 Notes. The Convertible Notes are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI. See note 10 for more information.

The guarantee by NNI of the July 2006 Notes or the Convertible Notes will be released if the July 2006 Notes or the Convertible Notes, as applicable, are rated Baa3 or higher by Moody’s and BBB- or higher from Standard & Poor’s, in each case, with no negative outlook.

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes and the Convertible Notes, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes and the Convertible Notes (the “Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007, 2006 and 2005. NNC financial information is filed separately with the SEC in the NNC 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel, NNL and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out in note 2.

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2007:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$3,124	$5,020	$5,221	$(2,417)	$10,948
Cost of revenues	1,908	3,236	3,594	(2,417)	6,321

Gross profit	1,216	1,784	1,627	—	4,627
Selling, general and administrative expense	520	921	1,045	—	2,486
Research and development expense	839	677	207	—	1,723
Amortization of intangible assets	—	8	42	—	50
Special charges	21	70	119	—	210
Loss (gain) on sale of businesses and assets	(8)	4	(27)	—	(31)
Other operating expenses (income) — net	(19)	(9)	(7)	—	(35)

Operating earnings (loss)	(137)	113	248	—	224
Other income (expense) — net	509	(97)	282	(250)	444
Interest expense — net
Long-term debt	(219)	(10)	(28)	—	(257)
Other	—	(73)	63	(14)	(24)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	153	(67)	565	(264)	387
Income tax benefit (expense)	(1,076)	(2)	(36)	—	(1,114)

	(923)	(69)	529	(264)	(727)
Minority interests — net of tax	—	—	(73)	—	(73)
Equity in net earnings (loss) of associated companies — net of tax	125	78	4	(205)	2

Net earnings (loss) before cumulative effect of accounting change	(798)	9	460	(469)	(798)
Cumulative effect of accounting change — net of tax	—	—	—	—	—

Net earnings (loss)	(798)	9	460	(469)	(798)
Dividends on preferred shares	42	—	—	—	42

Net earnings (loss) applicable to common shares	$(840)	$9	$460	$(469)	$(840)

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2006:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$3,067	$5,137	$5,959	$(2,745)	$11,418
Cost of revenues	2,006	3,564	4,163	(2,745)	6,988

Gross profit	1,061	1,573	1,796	—	4,430
Selling, general and administrative expense	419	998	1,074	—	2,491
Research and development expense	896	679	365	—	1,940
Amortization of intangible assets	—	3	23	—	26
In-process research and development expense	—	16	6	—	22
Special charges	25	47	33	—	105
Loss (gain) on sale of businesses and assets	(11)	(81)	(114)	—	(206)
Other operating income — net	(9)	(4)	—	—	(13)

Operating earnings (loss)	(259)	(85)	409	—	65
Other income (expense) — net	29	61	144	(48)	186
Interest expense — net
Long-term debt	(126)	(37)	(24)	—	(187)
Other	(22)	(76)	70	6	(22)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	(378)	(137)	599	(42)	42
Income tax benefit (expense)	(12)	1	(49)	—	(60)

	(390)	(136)	550	(42)	(18)
Minority interests — net of tax	—	—	(21)	—	(21)
Equity in net earnings (loss) of associated companies — net of tax	357	80	—	(439)	(2)

Net earnings (loss) before cumulative effect of accounting change	(33)	(56)	529	(481)	(41)
Cumulative effect of accounting change — net of tax	1	5	3	—	9

Net earnings (loss)	(32)	(51)	532	(481)	(32)
Dividends on preferred shares	38	—	—	—	38

Net earnings (loss) applicable to common shares	$(70)	$(51)	$532	$(481)	$(70)

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations for the year ended December 31, 2005:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$3,606	$5,579	$4,805	$(3,481)	$10,509
Cost of revenues	1,893	4,263	3,595	(3,481)	6,270

Gross profit	1,713	1,316	1,210	—	4,239
Selling, general and administrative expense	655	898	864	—	2,417
Research and development expense	808	717	349	—	1,874
Amortization of intangible assets	—	—	17	—	17
Special charges	28	54	87	—	169
Loss (gain) on sale of businesses and assets	42	4	1	—	47
Other operating expenses (income) — net	(8)	(20)	5	—	(23)

Operating earnings (loss)	188	(337)	(113)	—	(262)
Other income — net	152	67	45	8	272
Interest expense — net
Long-term debt	(84)	(12)	(28)	—	(124)
Other	(8)	(63)	64	1	(6)

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings (loss) of associated companies	248	(345)	(32)	9	(120)
Income tax benefit (expense)	(4)	83	2	—	81

	244	(262)	(30)	9	(39)
Minority interests — net of tax	—	—	(12)	—	(12)
Equity in net earnings (loss) of associated companies — net of tax	(295)	(86)	(1)	385	3

Net earnings (loss) from continuing operations	(51)	(348)	(43)	394	(48)
Net earnings (loss) from discontinued operations — net of tax	4	—	(3)	—	1

Net earnings (loss) before cumulative effect of accounting change	(47)	(348)	(46)	394	(47)
Cumulative effect of accounting change — net of tax	—	—	—	—	—

Net earnings (loss)	(47)	(348)	(46)	394	(47)
Dividends on preferred shares	26	—	—	—	26

Net earnings (loss) applicable to common shares	$(73)	$(348)	$(46)	$394	$(73)

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2007:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$329	$1,128	$2,069	$—	$3,526
Restricted cash and cash equivalents	34	8	24	—	66
Accounts receivable — net	2,394	1,828	3,120	(3,637)	3,705
Inventories — net	100	505	1,397	—	2,002
Deferred income taxes — net	32	318	137	—	487
Other current assets	86	120	262	(1)	467

Total current assets	2,975	3,907	7,009	(3,638)	10,253
Investments	6,616	3,563	(88)	(9,897)	194
Plant and equipment — net	528	406	596	—	1,530
Goodwill	—	1,877	504	—	2,381
Intangible assets — net	18	34	161	—	213
Deferred income taxes — net	1,128	1,245	495	—	2,868
Other assets	171	118	260	(15)	534

Total assets	$11,436	$11,150	$8,937	$(13,550)	$17,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,486	$998	$2,382	$(3,637)	$1,229
Payroll and benefit-related liabilities	134	259	296	—	689
Contractual liabilities	17	47	208	—	272
Restructuring liabilities	11	46	43	—	100
Other accrued liabilities	463	1,246	2,091	(1)	3,799
Long-term debt due within one year	1	12	10	—	23

Total current liabilities	2,112	2,608	5,030	(3,638)	6,112
Long-term debt	2,243	94	329	—	2,666
Deferred income taxes — net	—	—	17	—	17
Other liabilities	1,071	716	1,102	(15)	2,874

Total liabilities	5,426	3,418	6,478	(3,653)	11,669

Minority interests in subsidiary companies	—	—	294	—	294
Shareholders’ equity	6,010	7,732	2,165	(9,897)	6,010

Total liabilities and shareholders’ equity	$11,436	$11,150	$8,937	$(13,550)	$17,973

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2006:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$626	$1,145	$1,716	$—	$3,487
Restricted cash and cash equivalents	18	19	50	(43)	44
Accounts receivable — net	—	3,081	12,225	(11,597)	3,709
Inventories — net	145	547	1,311	(14)	1,989
Deferred income taxes — net	45	225	6	—	276
Other current assets	128	110	274	—	512

Total current assets	962	5,127	15,582	(11,654)	10,017
Investments	6,629	5,239	3,266	(14,930)	204
Plant and equipment — net	490	446	590	—	1,526
Goodwill	—	1,878	473	—	2,351
Intangible assets — net	—	45	196	—	241
Deferred income taxes — net	1,847	1,338	678	—	3,863
Other assets	246	364	725	(655)	680

Total assets	$10,174	$14,437	$21,510	$(27,239)	$18,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$8	$3,763	$8,950	$(11,597)	$1,124
Payroll and benefit-related liabilities	114	259	264	—	637
Contractual liabilities	11	59	173	—	243
Restructuring liabilities	10	52	35	—	97
Other accrued liabilities	529	1,312	1,915	—	3,756
Long-term debt due within one year	1	9	8	—	18

Total current liabilities	673	5,454	11,345	(11,597)	5,875
Long-term debt	2,218	102	326	—	2,646
Deferred income taxes — net	—	—	97	—	97
Other liabilities	1,390	1,219	2,174	(655)	4,128

Total liabilities	4,281	6,775	13,942	(12,252)	12,746

Minority interests in subsidiary companies	—	—	243	—	243
Shareholders’ equity	5,893	7,662	7,325	(14,987)	5,893

Total liabilities and shareholders’ equity	$10,174	$14,437	$21,510	$(27,239)	$18,882

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2007:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(798)	$9	$460	$(469)	$(798)
Adjustment to reconcile to net earnings (loss)	579	(8)	(49)	469	991

Net cash from (used in) operating activities	(219)	1	411	—	193

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(81)	(64)	(90)	—	(235)
Proceeds on disposals of plant and equipment	58	5	27	—	90
Change in restricted cash and cash equivalents	—	(6)	(16)	—	(22)
Acquisitions of investments and businesses — net of cash acquired	(4)	(6)	(75)	—	(85)
Proceeds from the sales of investments and businesses and assets — net	(60)	62	73	—	75

Net cash from (used in) investing activities	(87)	(9)	(81)	—	(177)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(42)	—	(10)	—	(52)
Increase in notes payable	—	—	76	—	76
Decrease in notes payable	—	—	(81)	—	(81)
Repayments of capital leases payable	(3)	(9)	(12)	—	(24)

Net cash from (used in) financing activities	(45)	(9)	(27)	—	(81)

Effect of foreign exchange rate changes on cash and cash equivalents	54	—	50	—	104

Net increase (decrease) in cash and cash equivalents	(297)	(17)	353	—	39
Cash and cash equivalents at beginning of year	626	1,145	1,716	—	3,487

Cash and cash equivalents at end of year	$329	$1,128	$2,069	$—	$3,526

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2006:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(32)	$(51)	$532	$(481)	$(32)
Adjustment to reconcile to net earnings (loss)	(567)	155	(320)	481	(251)

Net cash from (used in) operating activities	(599)	104	212	—	(283)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(100)	(122)	(94)	—	(316)
Proceeds on disposals of plant and equipment	88	—	55	—	143
Change in restricted cash and cash equivalents	33	(2)	5	—	36
Acquisitions of investments and businesses — net of cash acquired	—	(108)	(38)	—	(146)
Proceeds from the sales of investments and businesses and assets	341	79	180	—	600

Net cash from (used in) investing activities	362	(153)	108	—	317

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(60)	—	—	—	(60)
Increase in notes payable	—	—	105	—	105
Decrease in notes payable	—	—	(79)	—	(79)
Proceeds from issuance of long-term debt	2,000	1,300	—	—	3,300
Repayments of long-term debt	(1,275)	(1,300)	(150)	—	(2,725)
Debt issuance costs	(42)	—	—	—	(42)
Increase in capital leases payable	—	1	—	—	1
Repayments of capital leases payable	(5)	(8)	(4)	—	(17)

Net cash from (used in) financing activities	618	(7)	(128)	—	483

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	94	—	94

Net increase (decrease) in cash and cash equivalents	381	(56)	286	—	611
Cash and cash equivalents at beginning of year	245	1,201	1,430	—	2,876

Cash and cash equivalents at end of year	$626	$1,145	$1,716	$—	$3,487

NORTEL NETWORKS LIMITED

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2005:

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(47)	$(348)	$(45)	$393	$(47)
Adjustment to reconcile to net earnings (loss)	4	(168)	432	(393)	(125)

Net cash from (used in) operating activities	(43)	(516)	387	—	(172)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(42)	(104)	(110)	—	(256)
Proceeds on disposals of plant and equipment	9	1	—	—	10
Change in restricted cash and cash equivalents	4	1	(2)	—	3
Acquisitions of investments and businesses — net of cash acquired	—	(22)	(629)	—	(651)
Proceeds from the sales of investments and businesses and assets	343	107	20	—	470

Net cash from (used in) investing activities	314	(17)	(721)	—	(424)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(43)	—	—	—	(43)
Increase in notes payable	—	—	70	—	70
Decrease in notes payable	—	—	(83)	—	(83)
Repayments of capital leases payable	(1)	(8)	—	—	(9)

Net cash from (used in) financing activities	(44)	(8)	(13)	—	(65)

Effect of foreign exchange rate changes on cash and cash equivalents	1	—	(103)	—	(102)

Net cash from (used in) continuing operations	228	(541)	(450)	—	(763)
Net cash from (used in) discontinued operations	—	—	33	—	33

Net increase (decrease) in cash and cash equivalents	228	(541)	(417)	—	(730)
Cash and cash equivalents at beginning of year	17	1,742	1,847	—	3,606

Cash and cash equivalents at end of year	$245	$1,201	$1,430	$—	$2,876

* * * * *

Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and fiscal 2006. The fourth quarter 2007 has not been previously reported.

Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made.

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
	(Millions of U.S. Dollars)

Revenues	$3,198	$3,322	$2,705	$2,926	$2,562	$2,780	$2,483	$2,390
Gross Profit	1,399	1,321	1,176	1,115	1,048	1,068	1,004	926
Special Charges	38	30	56	21	36	49	80	5
Other income — net	95	11	161	66	112	58	76	51
Net earnings (loss)	(824)	180	89	17	40	(116)	(103)	(113)

See notes 3, 4 and 6 to the audited consolidated financial statements for the impact of accounting changes, reclassifications and special charges, respectively, that affect the comparability of the above selected financial data. Additionally, the following significant items were recorded in the fourth quarter of 2007:

•	During the fourth quarter of 2007, Nortel incurred a non-cash charge of $1,064 to increase the valuation allowance against the Canadian deferred tax asset due to changes in the Canadian tax profile.

•	During the fourth quarter of 2007, Nortel recognized a gain in currency exchange of $40 as a result of the strengthening of the Canadian Dollar against the U.S. Dollar.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders and Board of Directors of Nortel Networks Limited

We have audited the consolidated financial statements of Nortel Networks Limited and subsidiaries (“Nortel”) as of December 31, 2006 and for each of the two years in the period ended December 31, 2006, and have issued our reports thereon dated March 15, 2007 except as to notes 4, 5, 6 and 21, which are as of September 7, 2007 (which report on the consolidated financial statements expressed an unqualified opinion and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference referring to changes in accounting principles that have a material effect on the comparability of the financial statements); such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nortel listed in Item 15. This consolidated financial statement schedule is the responsibility of Nortel’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 15, 2007, except as to notes 4, 5, 6 and 21 to the consolidated financial statements which are as of September 7, 2007

Schedule II
Consolidated

NORTEL NETWORKS LIMITED
Valuation and Qualifying Accounts and Reserves
Provision For Uncollectibles(a)

	Balance at	Charged		Balance at
	Beginning of	to Costs		End of
	Year	and Expenses	Deductions(b)	Year(c)
	U.S. GAAP
	(Millions of U.S. Dollars)

Year 2007	$122	$2	$27	$97
Year 2006	$173	$5	$56	$122
Year 2005	$179	$(10)	$(4)	$173

(a)	Excludes Discontinued Operations.
(b)	Includes acquisitions and disposals of subsidiaries and divisions and amounts written off, and foreign exchange translation adjustments.
(c)	Includes provisions for uncollectibles on long-term accounts receivable of $35, $34 and $33 as of December 31, 2007, 2006 and 2005, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management Conclusions Concerning Disclosure Controls and Procedures

All dollar amounts in this Item 9A are in millions of U.S. Dollars unless otherwise stated.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as at December 31, 2007. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at December 31, 2007 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that we maintained effective internal control over financial reporting as at December 31, 2007.

Our independent registered public accounting firm that audited the financial statements in this report has issued an attestation report expressing an opinion on the effectiveness of internal control over financial reporting as at December 31, 2007, which report appears at the end of this Item 9A.

Elimination of the Material Weakness Reported in the 2006 Annual Report; Remedial Measures

For purposes of this report, the term “material weakness” means a deficiency (within the meaning in Rule 12b-5 of the Exchange Act), or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Elimination

As of December 31, 2006, we reported the following material weakness in our internal control over financial reporting (a material weakness in the area of revenue was first identified by management and Deloitte & Touche over the course of the second restatement process in 2004):

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

During 2007, we developed and implemented internal controls to address this material weakness. An extensive analysis of the revenue recognition-related processes was undertaken in the second quarter of 2007. Control points were created or identified leading to a better understanding of the overall process, identifying the specific areas that required improvement, in particular with respect to flow of information between different groups within Nortel necessary to ensure proper accounting treatment. The following are the key changes in internal control over financial reporting and remedial measures implemented that addressed the material weakness.

Cross-Functional Communication and Coordination

In 2007, we developed and implemented plans to put in place additional controls within the revenue recognition processes, in particular with respect to cross-functional interactions to enable information regarding customer arrangements including proper identification of all undelivered obligations to flow completely and accurately throughout the revenue cycle. In the second quarter of 2007, we instituted regular meetings between the various groups involved in the revenue process to enhance a regular flow of information including a review of key revenue recognition matters to ensure a consistent understanding of the proper accounting treatment for specific arrangements. Also in the second quarter of 2007, we put in place a quarterly communication from our Global Revenue Governance group, or GRG, that summarizes higher risk transactions or circumstances with guidance on the corresponding appropriate accounting treatment in order to assist in the identification of, and appropriate accounting for, similar circumstances. Further, to supplement the existing contract review process performed by the GRG, we implemented in the fourth quarter of 2007 a contract review process performed by our Contract Assurance group for contracts with revenue between $2 million and $5 million, to confirm the application of appropriate accounting treatment, and determine whether further review by the GRG is warranted. Additional controls established in the third quarter of 2007 include enhanced measures to validate the timing of product/service deliveries at or near a quarter end, review of significant new product/service introductions to determine which accounting guidance literature is applicable and confirmation of deliverables with sales engineers and/or technical teams for contracts above a certain threshold.

As part of the extensive process, we also considered whether the deficiencies were indicative of broader control issues and whether additional training was required on a specific aspect of revenue recognition.

New guidelines and training were developed and implemented in the second half of 2006 and throughout 2007 to improve the understanding of revenue recognition policies, procedures and applications throughout the company. We developed and deployed additional training courses and tools, such as implementation aids for revenue recognition guidelines, for employees in both finance and non-finance roles (see “Other Remedial Measures — People” below).

Segregation of Duties

The focus of the remedial measures around the segregation of duties issues involved Nortel’s corporate security policy and resolving segregation of duties conflicts within applications. In the third quarter of 2007, we implemented a semi-annual review for key finance applications in order to monitor and address segregation of duties conflicts within those applications. As well, in the third quarter of 2007, we developed segregation of duties matrices for each of these key finance applications which are used by those individuals responsible for approving user access and established an annual review of these segregation of duties matrices.

LG-Nortel

During the course of 2006, we strengthened the finance function in the LG-Nortel joint venture, including installing a new leader of this function who has an extensive background with U.S. GAAP. In the second quarter of 2007, we established an LG-Nortel finance training policy, including mandatory training requirements for the LG-Nortel finance team monitored by the CFO of the joint venture. The 2007 mandatory training was aimed at providing the team with adequate knowledge in U.S. GAAP and was completed by all mandatory finance personnel. In addition, since December 31, 2006, we appointed an individual in the GRG with the appropriate U.S. GAAP knowledge and experience to be fully dedicated to the review of the joint venture contracts on a timely basis, in accordance with our revenue arrangement review policy.

End User Computing Applications

Throughout 2007, we improved controls to enhance protection against unauthorized changes to and errors in the completeness and accuracy of end user computing applications. 2006 was the first year that the new end user computing application controls were implemented across Nortel. In the second quarter of 2007, we established a corporate procedure requiring the implementation of access and change controls, as well as controls over the accuracy and completeness of end-user computing applications. Training was provided to those individuals required to execute the policy over significant end user computing applications in the revenue process.

Continuous Improvement

Management’s assessment of the remediation of the revenue related material weakness identified certain areas in our revenue recognition processes where continued enhancements to internal controls are appropriate. Areas of focus include revenue impact of post-original execution contract changes, revenue related manual journal entries, the application of our revenue recognition guidance and processes for entitling post-contract services. Nortel has developed, and is continuing to develop, specific action plans to address these areas.

Other Remedial Measures

At the recommendation of the Audit Committee, in January 2005 the Board of Directors adopted all of the recommendations for remedial measures contained in the summary of findings submitted to the Audit Committee in January 2005 by WilmerHale and Huron Consulting Services LLC, or the Independent Review Summary, included in Item 9A of the 2003 Annual Report on Form 10-K. Those governing remedial principles were designed to prevent recurrence of the inappropriate accounting conduct found in the Independent Review Summary, to rebuild a finance environment based on transparency and integrity, and to ensure sound financial reporting and comprehensive disclosure. The governing remedial principles included:

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

During 2007, we continued to build on the remedial actions undertaken in 2005 and 2006 and continued to implement the recommendations for remedial measures in the Independent Review Summary. The following are the key remedial measures implemented throughout 2007 that, in addition to the remedial measures outlined in our 2006 Annual Report on Form 10-K, resulted in our fully addressing the recommendations in the Independent Review Summary.

People

In 2007, we undertook a review of skill sets and training of individuals in key Finance positions. We established core competencies for each position and completed verification process to determine whether individuals occupying those positions have the necessary skill sets and training. Results and action plans were reflected in individuals’ professional development plans.

During 2007, our Global Finance Training and Communications Team (“GFCT”) continued to develop and offer (on a mandatory basis for targeted employee populations as appropriate) ongoing training, including both courses offered prior to 2007 and new offerings. The new course offerings included the following areas of focus: common complexities within Nortel revenue arrangements and their related impact on revenue recognition, roles and responsibilities for verification of global orders and reconciliation requirements, criteria to establish objective and reliable evidence of fair value for elements offered in revenue arrangements, and revenue recognition for order management. The GFCT together with Finance leaders regularly reviews and revises as appropriate the mandatory Finance and non-Finance employees for training. In 2007, we continued to have in place minimum annual training thresholds for our Finance employees based on job complexity levels. We track training completion through a training registration system and provides quarterly progress reporting to our Finance leadership team.

Technology

In an effort to improve our financial reporting systems and capabilities, to simplify our multiple accounting systems, and to reduce the number of manual journal entries, we retained an outside consulting firm to advise on the appropriateness of implementing a global software platform from software vendor SAP that would consolidate many of our systems into a single integrated financial software system. Based on that advice, we adopted the SAP platform to integrate processes and systems, and undertook an assessment of existing financial systems and processes to determine the most effective implementation of standard SAP software. We completed the finance design and build for the initial scope of the SAP system, including general ledger functionality, by August 2006, and deployed the initial scope including functionality for the general ledger, inter-company accounts, consolidation, direct accounts payable and accounts receivable, in May 2007. The second quarter of 2007 financial close process was the first on the SAP system. In August 2007, we deployed additional functionalities on the SAP system for direct tax, indirect purchasing, fixed assets and treasury activities, which included a solution to bring research and development project cost data into the system. We conducted extensive training on the use of the SAP system.

Conclusion

As at December 31, 2007, management, in considering the remedial measures and other actions to improve internal control over financial reporting described above, has concluded that the material weakness has been eliminated and that the recommendations in the Independent Review Summary have been fully implemented.

Changes in Internal Control Over Financial Reporting

Apart from actions related to the remedial measures described above, during the fiscal quarter ended December 31, 2007, the following additional change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

•	On October 1st, 2007, SAP was implemented in the Guangdong Nortel (GDNT) joint venture. This implementation resulted in the automation of a number of controls in several financial processes including, accounts receivable, accounts payable, intercompany, manual journal entries, revenue recognition, foreign exchange, U.S. GAAP translation and financial close processes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Limited:

We have audited Nortel Networks Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Nortel Networks Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A to the Annual Report on Form 10-K. Our responsibility is to express an opinion on Nortel Networks Limited’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nortel Networks Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nortel Networks Limited as of December 31, 2007, and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for the year then ended, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
February 27, 2008

ITEM 9B.	Other Information

Not Applicable.

PART III

In this Part III, reference to “NNL” or the “Company” means Nortel Networks Limited; reference to “NNC” means Nortel Networks Corporation; reference to “Nortel” means NNC or NNC and its subsidiaries, including NNL, as applicable; and except in the Voting Shares section of this report, reference to “common shares” means Nortel Networks Corporation common shares. While references to dollar amounts in other Parts of this report are in millions of U.S. Dollars, dollar amounts in this Part III are as stated herein.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Set out below is information concerning the individuals who have been nominated to be elected as directors of NNC at its 2008 annual meeting of shareholders to be held on May 7, 2008. NNC’s directors are also our directors. Board meetings are generally held as combined meetings of the Nortel boards.

Jalynn H. Bennett, C.M.
Age: 64
Residence: Toronto, Ontario, Canada
Director Since: June 29, 2005
Independent(1)

Jalynn H. Bennett, C.M. has been President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors, since 1989. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with Manulife Financial. Mrs. Bennett is a member of the Lawrence National Centre for Policy and Management Advisory Council, Richard Ivey School of Business, the Canada Millennium Scholarship Foundation, the Toronto Society of Financial Analysts, the Toronto Association of Business Economists, the Governance Leadership Council of the Ontario Hospital Association, Canada’s Outstanding CEO of the Year — National Advisory Board and the Trinity College Endowment Campaign Cabinet. She is also a Director of Cadillac Fairview Corporation and the Sick Kids Foundation, a Fellow of the Institute of Corporate Directors in Canada and Vice Chair of the Public Accountants Council of Ontario. Mrs. Bennett is past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange and Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee).

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	Canadian Imperial Bank of Commerce
Compensation and human resources committee (NNC and NNL)	Teck Cominco Ltd.
Pension fund policy committee (NNL)

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	16,015	241,666

Dr. Manfred Bischoff
Age: 65
Residence: Starnberg, Federal Republic of Germany
Director Since: April 29, 2004
Independent(1)

Dr. Manfred Bischoff was appointed Chairman of the Supervisory Board of Daimler AG (previously DaimlerChrysler AG), an automotive manufacturing company, in April 2007. Previously, Dr. Bischoff was Chairman of the Board of European Aeronautic Defence and Space Company EADS N.V. from July 2000 to April 2007. He was a member of the Board of Management of DaimlerChrysler AG from May 1995 to December 2003 and President and Chief Executive Officer of DaimlerChrysler Aerospace AG from May 1995 to March 2000.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	Daimler AG
Compensation and human resources committee (NNC and NNL)	Fraport AG
Pension fund policy committee (NNL)	Royal KPN N.V.
Litigation committee (NNC)	Unicredit

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	13,525	204,092

The Hon. James Baxter
Hunt, Jr.
Age: 70(5)
Residence: Lucama, North Carolina, U.S.A.
Director Since: June 29, 2005
Independent(1)

The Hon. James Baxter Hunt, Jr. has been a member of the law firm of Womble Carlyle Sandridge & Rice, PLLC since 2001. Prior to that, he was Governor of North Carolina for four terms, 1977 to 1985 and 1993 to 2001, where he established the Microelectronics Center of North Carolina, the N.C. Biotechnology Center and the N.C. School of Science and Mathematics. He founded and chaired the National Board for Professional Teaching Standards and currently chairs the National Center for Public Policy and Higher Education, the Hunt Institute for Educational Leadership and Policy and the Institute for Emerging Issues. Mr. Hunt is a Trustee of the Carnegie Corporation of New York.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)
Audit committee (NNC and NNL)
Nominating and governance committee (NNC) — Chair

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	16,795	253,437

Dr. Kristina M. Johnson
Age: 50
Residence: Baltimore,
Maryland, U.S.A.
Director Since:
November 6, 2006
Independent(1)

Dr. Kristina M. Johnson was appointed Provost and Senior Vice President of Academic Affairs of Johns Hopkins University as of September 1, 2007. Previously, Dr. Johnson was Dean of Duke University’s Edmund T. Pratt, Jr., School of Engineering from July 1999 to August 2007. She joined Duke from the University of Colorado, where she served as a professor of Electrical and Computer Engineering from 1985 to 1999. Dr. Johnson has helped start several companies including ColorLink, Inc. She also currently serves on the Advisory Board of the Institute for Emerging Issues. Dr. Johnson received her B.S., M.S. (with distinction) and Ph.D. in electrical engineering from Stanford University. She completed a NATO post-doctoral fellowship at Trinity College in Dublin, Ireland, and was a Fulbright Fellow in 1991. Dr. Johnson has published more than 140 refereed papers and proceedings, holds 43 patents, and has pioneered work in liquid crystal-on-silicon (LCOS) microdisplays, a marriage of LC electro-optic materials and VLSI technology.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	Boston Scientific
Compensation and human resources committee (NNC and NNL)	AES Corporation
Pension fund policy committee (NNL)	Minerals Technologies

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	5,733	86,511

John A. MacNaughton,
C.M.
Age: 62
Residence: Toronto, Ontario, Canada
Director Since: June 29, 2005
Independent(1)

John A. MacNaughton, C.M. is Chairman of the Business Development Bank of Canada and Chairman of Canadian Trading and Quotation System Inc. He served as the founding President and Chief Executive Officer of the Canada Pension Plan Investment Board, a Crown corporation created by an Act of Parliament to invest the assets of the Canada Pension Plan, from 1999 to 2005. He was President of Nesbitt Burns Inc., the investment banking arm of Bank of Montreal, from 1994 to 1999. Mr. MacNaughton is Vice Chairman of the University Health Network and Vice Chairman of the Canadian International Council.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	TransCanada Corporation
Audit committee (NNC and NNL) — Chair	TransCanada Pipelines Limited
Nominating and governance committee (NNC)

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

10,000	18,537	430,623

The Hon. John P.
Manley, P.C.
Age: 58
Residence: Ottawa, Ontario, Canada
Director Since: May 26, 2004
Independent(1)

The Hon. John P. Manley has been Counsel at the law firm of McCarthy Tétrault LLP since May 2004. Mr. Manley was previously the Member of Parliament for Ottawa South from November 1988 to June 2004. As a Member of Parliament, Mr. Manley also held various positions in the Canadian Federal Government, including Deputy Prime Minister of Canada from January 2002 to December 2003, Minister of Finance from June 2002 to December 2003, Chair of the Cabinet Committee on Public Security and Anti-Terrorism from October 2001 to December 2003, Minister of Foreign Affairs from October 2000 to January 2002 and Minister of Industry from November 1993 to October 2000. He was granted the designation C. Dir. (Chartered Director) by McMaster University in February 2006. Mr. Manley is also a Director of CARE Canada, Optosecurity Inc., The Conference Board of Canada, The Institute for Research on Public Policy, MaRS, National Arts Centre Foundation and University of Waterloo. He currently chairs the Independent Panel on Canada’s future role in Afghanistan.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	Canadian Imperial Bank of Commerce
Compensation and human resources committee (NNC and NNL)	Canadian Pacific Railway
Pension fund policy committee (NNL) — Chair

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	17,616	265,825

Richard D. McCormick
Age: 67
Residence: Denver, Colorado, U.S.A.
Director of the Company Since: January 11, 2005
Director of NNL Since:
January 18, 2005
Independent(1)

Richard D. McCormick served as Chairman of US WEST, Inc., a telecommunications company, from June 1998 until his retirement in May 1999. He was Chairman, President and Chief Executive Officer of US WEST, Inc. from 1992 until 1998. Since 1999, Mr. McCormick has acted as a corporate director. Mr. McCormick is also the Honorary Chairman (past Chairman) of the International Chamber of Commerce and Vice Chairman (past Chairman) of the United States Council for International Business. He is a Trustee of the Denver Art Museum. From 1994 to 2003, Mr. McCormick was also a Director of UAL Corporation, the parent holding company and sole shareholder of United Air Lines, Inc. On December 9, 2002, UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries of UAL Corporation filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	United Technologies Corporation
Compensation and human resources committee (NNC and NNL) — Chair	Wells Fargo and Company
Litigation committee (NNC)
Nominating and governance committee (NNC)

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

10,000	18,642	432,208

Claude Mongeau
Age: 46
Residence:
Outremont, Québec, Canada
Director Since:
June 29, 2006
Independent(1)

Claude Mongeau has been the Executive Vice-President and Chief Financial Officer of Canadian National Railway Company, a North American railway company, since October 2000. Prior to that appointment, Mr. Mongeau was Senior Vice-President and Chief Financial Officer from October 1999. Mr. Mongeau is also Chairman of the Audit Committee and a member of the Governance Committee of SNC-Lavalin Group Inc. He also serves as a Director of Pointe-à-Callière Museum and Forces Avenir. Mr. Mongeau was also a Director of 360networks Corporation, his tenure ending shortly before that company’s application under the Companies’ Creditors Arrangement Act for creditor protection. 360networks Corporation underwent a restructuring in 2002 and its Canadian assets were sold in November 2004.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	SNC-Lavalin Group Inc.
Audit committee (NNC and NNL)
Pension fund policy committee (NNL)

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	10,809	163,108

Harry J. Pearce
Age: 65
Residence: Bloomfield Hills, Michigan, U.S.A.
Director of the Company Since: January 11, 2005
Director of NNL Since:
January 18, 2005
Independent(1)

Harry J. Pearce was Chairman of the Board of Hughes Electronics Corporation (now The DIRECTV Group, Inc.), a company engaged in digital television entertainment, broadband satellite and network services as well as global video and data broadcasting, from June 2001 to January 2004. He was a Director and Vice Chairman of General Motors Corporation from January 1996 to June 2001. Prior to that, he served as General Counsel of General Motors. In 2006, he was elected chairman of MDU Resources, a diversified natural resources company. He also serves as a director of Marriott International, a global hospitality services company. He is a fellow of The American College of Trial Lawyers and an emeritus member of The International Society of Barristers. Mr. Pearce has also been involved in many educational and charitable organizations.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL) — Chair	Marriott International, Inc.
Litigation committee (NNC) — Chair	MDU Resources Group, Inc.

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

11,600	12,812	368,377

John D. Watson, FCA
Age: 62
Residence: Calgary, Alberta, Canada
Director Since:
June 29, 2006
Independent(1)

John D. Watson, FCA was Executive Vice-President and Chief Financial Officer of EnCana Corporation, an Alberta, Canada based oil and gas exploration and production company since its formation in 2002 and until his retirement in February 2006. Prior to that appointment, Mr. Watson was Vice-President, Finance and Chief Financial Officer of Alberta Energy Company Ltd., a predecessor company to EnCana, since 1987. From March through December 2006, Mr. Watson served as an executive adviser to EnCana. He recently retired from Chair of the Calgary Police Commission. In 2005, he was granted the designation of ICD.D by the Institute of Corporate Directors. Mr. Watson is a member of the board of directors of the Alberta Investment Management Corporation.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	UTS Energy Corporation
Audit committee (NNC and NNL)	Talisman Energy Inc.
Nominating and governance committee (NNC)

Securities Held(2)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

—	10,809	163,108

Mike S. Zafirovski
Age: 54
Residence: Toronto, Ontario, Canada
Director Since:
November 15, 2005
Management

Mike S. Zafirovski was previously employed in the telecommunications industry with Motorola, Inc. From July 2002 to February 2005, he was President and Chief Operating Officer and a Director of Motorola and from June 2000 to July 2002, he was President and Chief Executive Officer of Motorola’s mobile devices business. Prior to his tenure with Motorola, Mr. Zafirovski held a number of positions during 25 years with the General Electric Company, including 13 years as President and Chief Executive Officer of various businesses in the industrial as well as financial and insurance sectors. Mr. Zafirovski is also a Director of The Boeing Company, and is Chair of Boeing’s Finance Committee and a member of Boeing’s Audit Committee. In addition, he is a Director of the Economic Club of Chicago, a member of the National Security Telecommunications Advisory Committee and a member of Macedonia 2025.

Nortel Board/Committee Membership	Public Board Membership

Board of directors (NNC and NNL)	The Boeing Company

Common Shares and Share Units Held(2)(6)
		Total Market Value of Common Shares
Common Shares	Share Units	and Share Units at Year End
(#)	(#)(3)	($)(4)

125,029	—	1,886,688

Options Held(2)(6)
						Total Market Value of
						Unexercised Options
		Number	Exercise		Total	at Year End
Date Granted	Expiry Date	Granted	Price		Unexercised	($)(4)

November 15, 2005	November 14, 2015	500,000	$31.00		500,000	—	(7)
June 14, 2006	June 13, 2016	167,500	$21.20		167,500	—	(7)
March 21, 2007	March 20, 2017	269,000	$25.82	(8)	269,000	—	(7)

Restricted Stock Units Held(2)(6)
			Total Market Value of
			Restricted Stock Units
			that have not Vested
	Number	Number of Restricted Stock Units	at Year End
Date Granted	Granted	that have not Vested	($)(4)

November 15, 2005	226,500	135,900	2,050,731

(1)	“Independent” refers to the standards of independence attached to and forming part of our Statement of Governance Guidelines, the listing standards of the NYSE and applicable SEC and Canadian Securities Administrators, or CSA, rules and policies.

(2)	Except for Mr. Zafirovski, none of the directors hold any stock options, restricted stock units or performance stock units of NNC. For detailed information on stock options, restricted stock units and performance stock units held by Mr. Zafirovski, see “Executive Compensation”.

(3)	Represents the aggregate number of share units held under the Directors’ Deferred Share Compensation Plans of the Company and NNC, or the DSC Plans, as of December 31, 2007 rounded down to the nearest whole number. Each share unit entitles the holder to receive one common share. Share units are settled in common shares, net of taxes, when the director ceases to be a member of the Nortel boards. Mr. Zafirovski is not eligible to participate under the DSC Plans.
(4)	Based on the closing market price on the NYSE on December 31, 2007 of $15.09, rounded to the nearest dollar and assumes all vesting criteria have been satisfied, as applicable.
(5)	Governor Hunt turned 70 years of age during 2007. On May 31, 2007, the nominating and governance committee determined that, as a result of, among other things, his strong leadership qualities, Governor Hunt will be permitted to continue to serve on the Nortel boards for at least five years from the date of his first election. Governor Hunt abstained from the assessment and determination of his continued service.
(6)	Does not include the total market value of the unvested performance stock units held by Mr. Zafirovski as of December 31, 2007 as payout is based on corporate performance.
(7)	As at December 31, 2007, the exercise price of Mr. Zafirovski’s options was greater than the closing market price on NYSE of $15.09.
(8)	Canadian grant issued with an exercise price of CAN$29.90. Table reflects equivalent U.S. Dollar exercise price converted using the March 21, 2007 Bank of Canada noon rate of exchange of US$1.00=CAN$1.1578.

From May 31, 2004 until on or about June 21, 2005, certain directors, senior officers and certain current and former employees of the Company and NNC were prohibited from trading in the securities of the Company and NNC pursuant to management cease trade orders issued by the OSC and certain other provincial securities regulators in connection with the delay in the filing of certain of our financial statements. These orders did not at any time apply to Mrs. Bennett, Dr. Johnson or Messrs. Hunt, MacNaughton, Mongeau, Watson or Zafirovski as they were elected as directors after such orders were revoked. The OSC and certain other provincial securities regulators issued a further management cease trade order on April 10, 2006 in connection with the delay in filing certain 2005 financial statements prohibiting certain directors, senior officers and certain current and former employees from trading in securities of the Company and NNC. Following the filing of the required financial statements, the OSC lifted such cease trade order effective June 8, 2006, following which the other provincial securities regulators lifted the further cease trade orders. These orders did not at any time apply to Dr. Johnson or Messrs. Mongeau or Watson as they were elected or appointed as directors after such orders were revoked.

Executive Officers and Certain Other Non-Executive Board-Appointed Officers

Our board of directors appoints, and may remove, executive officers and certain other non-executive board appointed officers of the Company. Generally, such officers hold their position until a successor is appointed or until the officer resigns. Set forth below are the names of our executive officers and non-executive board appointed officers, their ages, offices currently held and year of appointment. The executive officers and non-executive board appointed officers are also officers of NNC.

		Year of
Name and Age	Office and Position Currently Held	Appointment

Steven John Bandrowczak (47)	Chief Information Officer	2007
Alvio Silvio Barrios (40)	President, CALA	2007
Robert John Bartzokas (56)	Chief Compliance Officer	2006
Paviter Singh Binning (47)	Executive Vice-President and Chief Financial Officer	2007
Dennis James Carey (61)	Executive Vice-President, Corporate Operations	2006
Tracy Sarah Jane
Connelly McGilley (36)*	Associate General Counsel — Corporate and Assistant Secretary	2006
Gordon Allan Davies (45)	Deputy General Counsel and Corporate Secretary	2008
William John Donovan (50)*	Senior Vice-President, Business Transformation	2006
David William Drinkwater (59)	Chief Legal Officer	2005
Darryl Alexander Edwards (46)	President, EMEA	2006
Lauren Patricia Flaherty (50)	Chief Marketing Officer	2006
Joseph Gerard Flanagan (36)	Senior Vice-President, Global Operations	2007
Jesse Joel Hackney, Jr. (38)	President, Enterprise Solutions	2007
Paul Wesley Karr (52)	Controller	2005
William Joseph LaSalle (55)*	General Counsel — Operations	2005
Kimberly Susan Lechner (42)*	Assistant Controller	2005
Peter Look (50)*	Vice-President, Tax	2006
Richard Stephen Lowe (57)	President, Carrier Networks	2007
Pierre David MacKinnon (46)	Chairman, LG-Nortel JV and GM, WiMAX	2006
Michael Walton McCorkle (55)	Treasurer (interim)	2007
Philippe Morin (42)	President, Metro Ethernet Networks	2006
William Kenneth Nelson (52)	Executive Vice-President, Global Sales	2008
Michael Pangia (46)	President, Asia Region	2006
George Andrew Riedel (50)	Chief Strategy Officer	2006
John Joseph Roese (37)	Chief Technology Officer	2006
Anna Ventresca (43)*	Assistant General Counsel — Corporate and Assistant Secretary	2007
Dietmar Martin Wendt (48)	President, Global Services	2006
Mike Svetozar Zafirovski (54)	President and Chief Executive Officer	2005

*	Non-executive board appointed officers

All the above-named officers have been employed in their current position or other senior positions with Nortel during the past five years, except as described below. Mr. Zafirovski’s biography is provided under “Board of Directors” in this section of this report.

•	S.J. Bandrowczak was appointed Chief Information Officer effective July 16, 2007. Prior to joining Nortel, he was Senior Vice-President and Chief Information Officer at Lenovo Group, a global producer of PC products and value-added professional services, from 2005 to 2007 where he enacted a 24-month plan to build the company’s IT infrastructure. From 2002 to 2005, Mr. Bandrowczak was Executive Vice-President and Chief Information Officer for DHL Worldwide, a global market leader in the international express and logistics industry.
•	A.S. Barrios was appointed President, CALA Region, effective June 1, 2007. Mr. Barrios has been with Nortel for 13 years where he has held various positions of increasing responsibility within the Company’s engineering, marketing and sales organizations. Most recently, he was Vice-President responsible for some of Nortel’s largest customers and strategic accounts in the CALA region.
•	R.J. Bartzokas was appointed Chief Compliance Officer in January 2006, prior to which he was Chief Audit and Security Officer from October 2005 to January 2006 and Vice-President, Audit from July 2005 to October 2005. Mr. Bartzokas has over 30 years of accounting, auditing and compliance experience, including most recently as

Vice President, Audit and Compliance of Amerada Hess Corporation from January 1995 to June 2005. He previously held senior level audit positions with Getty Oil Company and Price Waterhouse & Co.

•	P.S. Binning was appointed Executive Vice-President and Chief Financial Officer effective November 12, 2007, prior to which he was Group Finance Director at Hanson PLC, a global supplier of heavy building materials to the construction industry, from January to September 2007. While at Hanson, he was responsible for leading the Hanson finance function including Group Finance, Treasury, Tax, Investor Relations, Risk Management, Internal Audit and Operational and Regional finance organizations. He also had responsibility for the Corporate Communications, IT and Strategy functions. From 2003 to 2006, Mr. Binning was Chief Financial Officer at Marconi PLC, a global telecoms equipment vendor (which was acquired by Swedish-based Ericsson), where his responsibilities included Group Finance, Investor Relations, Tax, Treasury, Group Strategy, Risk Management, Internal Audit and Operational and Regional finance functions. He previously held various finance leadership positions at Diageo PLC, global consumer goods business, from 1986 to 2003. His positions at Diageo included senior corporate and operational finance roles.
•	D.J. Carey was appointed as Executive Vice-President, Corporate Operations effective January 2006. Prior to his appointment, Mr. Carey held various leadership positions at Motorola, GE, The Home Depot and AT&T. Mr. Carey was Executive Vice-President, President and Chief Executive Officer, Integrated Electronic Systems at Motorola from November 2002 to November 2005 where he was responsible for the growth and profitability of a portfolio of eight different businesses. He also served as Vice President and General Manager for Corporate Productivity and Mergers and Acquisitions for AT&T and as Executive Vice President for Business Development, Strategy and Corporate Operations for The Home Depot after having been Executive Vice President and Chief Financial Officer.
•	T.S.J. Connelly McGilley was named Associate General Counsel — Corporate and Assistant Secretary in October 2006. She was Assistant Secretary from December 2004 to October 2006 and Counsel — Securities in the NNL legal department from July 1999 to December 2004.
•	G.A. Davies was named Deputy General Counsel effective January 18, 2008, prior to which he was General Counsel — Corporate from September 2005 to January 2008. For the period from May 1 to November 11, 2007, Mr. Davies also acted as Chief Legal Officer on an interim basis. Mr. Davies has also acted as Corporate Secretary since December 2004. Mr. Davies previously held various senior positions in the legal department in North America and Europe since 1993.
•	D.W. Drinkwater, prior to his appointment as Chief Legal Officer in December 2005, carried on a consulting business and held various corporate directorships from August 2004 to December 2005. Mr. Drinkwater was Executive Vice President and Chief Financial Officer of the Ontario Power Generation Inc., a Crown corporation for electricity generation in the Province of Ontario, from April 2003 to July 2004 and prior thereto, was Executive Vice President, Corporate Development and Legal Affairs of Ontario Power Generation Inc. from December 2000 to April 2003. Mr. Drinkwater acted as Chief Financial Officer of Nortel on an interim basis for the period from May 1 to November 11, 2007. Mr. Drinkwater’s background prior to joining Nortel includes working both as a partner in a top-tier Toronto law firm and as Vice President, Law and General Counsel with Bell Canada.
•	L.P. Flaherty was appointed Chief Marketing Officer effective May 1, 2006. Prior to joining Nortel, she gained more than 25 years experience with IBM. At IBM, she served as Vice President of Worldwide Marketing for some of IBM’s largest and most important global businesses, including Small & Medium Business Segment, On-Demand Business Unit, Software and Server Marketing, where she drove long-term business strategy, global branding and advertising, channel and product marketing, and communications including public relations, interactive/web marketing, events, demand generation and sales enablement.
•	J.G. Flanagan was appointed Senior Vice-President, Global Operations effective September 19, 2007. He joined Nortel in 2006 as Vice-President Global Order Management. Prior to joining Nortel, Mr. Flanagan had more than ten years of leadership experience at GE in general management, commercial strategy, supply chain operations and services deployment. From 2002 to 2004, Mr. Flanagan was General Manager of GE’s Industrial Controls Business, responsible for the growth and profitability of the Global IEC Industrial Controls business. Most recently prior to joining Nortel, Mr. Flanagan was General Manager, Operations GE Consumer & Industrial EMEA from 2004 to 2006 based in Budapest, Hungary. In this position, he was responsible for the customer service operations, distribution and fulfillment of GE’s Consumer & Industrial EMEA Division.
•	J.J. Hackney, Jr. was appointed as President, Enterprise Solutions effective September 19, 2007. He was Senior Vice-President, Global Operations and Quality from April 2006 to September 2007, prior to which he was Senior Vice-President, Supply Chain and Quality from December 2005 to April 2006. Prior to joining Nortel in 2005, Mr. Hackney had more than 14 years of global leadership experience at GE in roles spanning audit, supply chain, operations, product management and general management. Most recently, Mr. Hackney was Division General Manager — GE Consumer & Industrial in Barcelona, Spain from 2001 to 2006. In this position, he was responsible for the growth and profitability of the Global IEC Electrical Components and Systems Division, with 12 plants and more than 7,000 employees across Europe, Middle East and Africa.

•	P.W. Karr was appointed as Controller in May 2005, prior to which he was Vice-President and Financial Controller of global pharmaceutical company Bristol-Myers Squibb from November 2003 to December 2004. Prior thereto, Mr. Karr held numerous senior positions with GE from February 1994 to October 2003, most recently as Senior Vice-President and Chief Accounting Officer, GE Capital Markets Services during 2003. Prior thereto, Mr. Karr spent over 15 years with Deloitte & Touche, including as National Consultation Partner in 1992 and 1993.
•	K.S. Lechner was appointed Assistant Controller in October 2005, prior to which she was Director, Finance from 2001 to 2005.
•	P. Look was appointed as Vice-President, Tax in June 2006, prior to which he was Vice-President, Treasurer and Chief Tax Officer from March 2003 to November 2005 and Vice-President, Tax from April 2000 to March 2003 for Visteon Corporation, a spin-off of the Ford Motor Company, where he had global responsibility for funding and liquidity, capital markets, investor relations and tax compliance and planning.
•	P.D. MacKinnon was appointed as Chairman, LG-Nortel in October 2005 at the formation of the LG-Nortel joint venture. In February 2006, he was appointed President, LG-Nortel Business Unit in a full time JV role until August 2006 when he remained as Chairman, LG-Nortel JV and was appointed General Manager, WiMAX. Mr. MacKinnon was also President, GSM/UMTS from October 2004 to February 2006. MacKinnon previously served as Nortel’s Senior Vice-President Wireless Networks Americas from 2002 to 2004, responsible for product sales and marketing.
•	M.W. McCorkle was appointed Treasurer on an interim basis effective August 10, 2007, prior to which he was Assistant Treasurer since 2005. Mr. McCorkle was Director, Structured Finance, Nortel EMEA from 1999 to 2003 and Leader, Structured Finance, Nortel EMEA from 2003 to 2005.
•	P. Morin was appointed as President, Metro Ethernet Networks in May 2006. From January 2003 to May 2006, Mr. Morin held the position of General Manager, Optical Networks where he helped to ensure Nortel’s continued leadership and business momentum in optical networks.
•	W.K. Nelson was appointed as Executive Vice-President, Global Sales effective January 18, 2008. Prior to joining Nortel, Mr. Nelson was Senior Vice-President and General Manager of the Resource Management Software Group of information technology company EMC from January 2001 to January 2008 where he had global responsibility for the Resource Management Software Group and drove both business development and strategy for EMC’s global telecommunications, media and entertainment business unit.
•	M. Pangia was appointed as President, Asia Region in June 2006. During his 21 years with Nortel, he has held various senior management positions. His previous roles included Vice-President, Global Enterprise Operations and Services and Vice-President of Finance for the Optical business unit. Prior to his current assignment, he was Chief Operating Officer for the Asia Pacific region. He has worked in the U.S., Canada, Europe and the Caribbean & Latin American regions before coming to Asia.
•	G.A. Riedel was appointed Chief Strategy Officer in February 2006. From March 2003 to February 2006, he was Vice-President, Strategy and Corporate Development at Juniper Networks, an information technology company. In this role, Mr. Riedel was involved in developing and executing a growth strategy to expand Juniper’s portfolio and partnerships. He was heavily engaged in a number of Juniper’s acquisitions and strategic partnerships. Prior to his position with Juniper, Mr. Riedel held a number of positions during 15 years with the Boston-based management consulting firm McKinsey & Company, the most recent being Director, Australia and Singapore from November 1987 to December 2002.
•	J.J. Roese was appointed as Chief Technology Officer in June 2006, prior to which he was employed as Vice-President and Chief Technology Officer, Networking Technologies at semiconductor company Broadcom Corporation. At Broadcom, Mr. Roese was responsible for the long-term architecture and technical strategy for networking technologies. From 2001 to 2005, he was Vice-President and Chief Technology Officer with Enterasys Network, which specializes in network security for enterprises. At Enterasys, Mr. Roese oversaw the development of the company’s technology architectures.
•	A. Ventresca was named Assistant General Counsel — Corporate and Assistant Secretary in July 2007. She was Associate General Counsel — Corporate and Assistant Secretary from October 2006 to July 2007 and Assistant Secretary from August 2005 to October 2006. Ms. Ventresca was Counsel — Securities in the NNL legal department prior thereto.
•	D.M. Wendt was appointed President, Global Services effective May 1, 2006. Prior to joining Nortel, he gained more than 25 years experience with IBM. Most recently, Mr. Wendt was Vice President, IBM Asia Pacific Information Technology Services Transformation from January to April 2006, Vice President, IBM Systems and

Technology Group, Asia Pacific from 2004 to 2006 and Vice President, IBM Asia Pacific Integrated Technology Services, Central Europe & Russia from 2002 to 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports concerning their ownership of NNC equity securities with the SEC, the NYSE and NNC. Based solely on a review of the information received and written representations from the persons subject to Section 16(a), we believe that all of our directors and executive officers filed their required reports on a timely basis during 2007.

Code of Ethics

Our Code of Business Conduct, which is our code of ethical business conduct, provides detailed guidelines on our approach to competition in the marketplace, the standards of conduct expected of all of our directors, officers and employees and the central role integrity must play in daily conduct at Nortel, with an emphasis on honesty and compliance with all applicable laws. Our directors, officers and employees, except as of December 31, 2007, those on leave, transitioning to retirement, or who have been notified that their employment with us is ending and, due to legal requirements, those in France and Germany, are requested to read the Code of Business Conduct and electronically certify, except in the case of directors who certify on paper, that they have read, understood and will comply with the terms of the Code of Business Conduct. Members of the Executive Leadership Team have an additional certification, which was added in 2007. 2007 certification of the Code of Business Conduct has been completed by 99.9% of our employees (exclusive of those on leave, transitioning to retirement, or who have been notified, and those in France and Germany). All of the director nominees and executive officers have completed certification of the Code of Business Conduct. In addition to the certification process, we have various processes for ensuring its ethics requirements are being met, including training on the provisions of the Code of Business Conduct and communications on the need to report violations and suspected violations. In 2007, we made various amendments to its Code of Business Conduct, including requiring employees who report an allegation to escalate the complaint if they are uncomfortable with its resolution.

Our Chief Compliance Officer, Robert J. Bartzokas, is responsible for internal audit, security, business ethics and compliance, which includes: examining and evaluating the adequacy and effectiveness of Nortel’s system of management and financial controls; execution of the annual audit plan; periodically reporting to our boards regarding ethics matters; preparing periodic communications to our employees regarding ethical business practices; and developing and monitoring policies and procedures relating to business ethics. The Chief Compliance Officer reports to our President and Chief Executive Officer and the chair of the audit committees.

Nomination of Directors

The nominating and governance committee of NNC is primarily responsible for identifying candidates for election or appointment to the board of directors of NNC. The NNL board is informed of nominating and governance committee deliberations and makes determinations on our behalf.

The board of directors of NNC has directed the nominating and governance committee to seek candidates who, by virtue of their differing skills, areas of expertise, professional and personal backgrounds, industry knowledge, geographic location, and geographic or industry contacts, are best able to contribute to the direction of Nortel’s business and affairs. The committee maintains a skills matrix which outlines the competencies and skills of members of the boards, and identifies any gaps. In identifying candidates for election or appointment to the boards, the nominating and governance committee also considers the interplay of a candidate’s skills, expertise, experience and personality with those of other directors on the boards, and the extent to which a candidate would contribute to building boards that are effective, collegial and responsive to the needs of Nortel. Along with a broad range of experience (particularly with respect to organizations of similar size and complexity), business acumen and sound judgment, directors are also expected to have integrity, a strong character and reputation and to be committed to Nortel and its business plans and to building shareholder value over the long term.

Re-Election of Directors

The nominating and governance committee annually reviews the credentials of its members for re-election to the Nortel boards. The committee also considers the following factors:

• skills and competencies under the skills matrix • attendance at regularly scheduled board and committee meetings • public board membership	• age • outside interests, including any change in employment • length of service on the Nortel boards

Nomination of New Directors

The nominating and governance committee maintains an evergreen list of potential candidates, which it updates from time to time. In identifying potential director nominees, the nominating and governance committee considers board candidates identified through a variety of methods and sources. These include suggestions from committee members, other directors, senior management, shareholders and other interested parties in anticipation of director elections and other potential board vacancies. The committee has sole authority to retain director search firms, as well as other advisors, to assist in identifying and evaluating possible director nominees. The nominating and governance committee also considers board candidates recommended by NNC shareholders. Shareholders who wish to recommend a person for election to NNC’s board may submit such person’s name, background, qualifications, and consent to be named in NNC’s annual proxy circular and proxy statement and to serve as a director if elected, in writing to our Corporate Secretary for consideration by the nominating and governance committee. The nominating and governance committee will consider and evaluate such person as a possible nominee in the same manner as it considers all other potential candidates. The chair of the NNL board will be informed of nominating and governance committee deliberations concerning director nominees. To permit sufficient time for such consideration and evaluation, shareholders should make board candidate submissions by December 31 in each year, prior to the holding of NNC’s next shareholders’ meeting.

Prior to recommending a new director candidate for election or appointment, the chair and certain members of the nominating and governance committee meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Nortel boards. The committee conducts a background check on the candidate and reviews any potential conflicts, independence concerns or disclosure issues the candidate might have.

Audit Committee

Audit Committees of NNC and NNL

Members:

John A. MacNaughton (Chair)	Independent*
The Hon. James Baxter Hunt, Jr.	Independent*
Claude Mongeau	Independent*
John D. Watson	Independent*

*	The Nortel boards have also determined that at least one member of the audit committees meets the NYSE standard of having “accounting or related financial management expertise”, and that Messrs. Watson and Mongeau each meet the criteria required by applicable SEC rules for an “audit committee financial expert” (U.S. GAAP).

Key Responsibilities

The audit committees assist the Nortel boards in the oversight of:

•	the reliability and integrity of the accounting principles and practices, financial statements and other financial reporting, and disclosure principles and practices followed by management of Nortel;
•	the establishment by management of an adequate system of internal controls and procedures;
•	the effectiveness of the internal controls and procedures; and
•	the compliance by NNL with legal and regulatory requirements.

The audit committees also assist the Nortel boards in monitoring and reviewing our balance sheet strategy and financial structure, including the incurrence of long-term indebtedness and the issuance of additional equity or equity-related securities.

Independent Auditors

Our independent auditors report directly to our audit committees and are ultimately accountable to the audit committees and the Nortel boards as representatives of the shareholders. The audit committees have direct access to the internal auditors and independent auditors to discuss and review specific issues as appropriate. The audit committees have established complaint procedures, through our compliance group, as well as a hiring policy for current and former employees of the independent auditors. Separate executive sessions are held by the audit committees on a periodic basis with the independent auditors, the internal auditor, the controller and other members of senior management.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of the compensation paid to the named executive officers, which are similar to the material elements of the compensation paid to all of our executive officers. When we refer to the “named executive officers” in this Compensation Discussion and Analysis, we are referring to the following nine individuals as a group:

Nortel’s principal executive officer	• Mike S. Zafirovski, President and Chief Executive Officer

Each of the three individuals who acted as Nortel’s principal financial officer during 2007
•   Pavi S. Binning, Executive Vice-President and Chief Financial Officer from November 12, 2007 to present
•   David W. Drinkwater, Chief Financial Officer (interim) from May 1, 2007 to November 11, 2007
•   Peter W. Currie, Executive Vice-President and Chief Financial Officer from February 14, 2005 to April 30, 2007

Nortel’s next three most highly compensated executive officers	• Dennis J. Carey, Executive Vice-President, Corporate Operations • Richard S. Lowe, President, Carrier Networks • J. Joel Hackney, Jr., President, Enterprise Solutions

Two additional individuals that would have been among Nortel’s most highly compensated executive officers except that they were not serving as executive officers of Nortel as of December 31, 2007	• Stephen F. Slattery, President, Enterprise Solutions — departure effective September 30, 2007 • Dion C. Joannou, President, North America — departure effective August 31, 2007

The compensation and human resources committee, or CHRC, of the Nortel boards oversees Nortel’s executive officer compensation program and reports to the applicable Nortel board. For further information on the CHRC, see “Statement of Corporate Governance Practices — Board Committees” in NNC’s proxy circular and proxy statement dated February 27, 2008, or the 2008 Proxy. The CHRC retained Hewitt Associates LLC until June 30, 2007 and Hugessen Consulting Inc. effective July 1, 2007 to assist in connection with the review of current and future executive compensation and benefit programs. In determining the amount and form of executive compensation for 2007, the CHRC regularly consulted with its independent compensation consultant. For further information on the nature and scope of the respective assignments of the independent compensation consultants and the material elements of the directions given to the consultants with respect to the performance of their duties, see “Statement of Corporate Governance Practices — Compensation Consultants” in the 2008 Proxy. Also discussed under “Statement of Corporate Governance Practices — Compensation Consultants” in the 2008 Proxy is the role of the compensation consultant engaged by management during 2007, Mercer Human Resources Consulting LLC, or Mercer.

Our compensation program for the named executive officers is generally designed to award named executive officers with total target compensation at the 50th percentile range of comparator companies with which we compete for executive talent, or the comparator companies. Most of the elements of the compensation program for the named executive officers are considered “at risk” and therefore link compensation with both individual and corporate performance as well as shareholder value. We describe our philosophy on, and process with respect to, executive officer compensation below, followed by an analysis of the resulting compensation paid to each named executive officer during 2007 under “— 2007 Compensation for the Named Executive Officers”.

Objectives of Named Executive Officer Compensation Program

Competitive Compensation

We seek to offer a competitive total compensation program. In order to ensure that our named executive officers are competitively compensated, we benchmark total target compensation and each component part (base salary, short-term incentives and long-term incentives) against survey data for the comparator companies. The CHRC determines and annually reviews the comparator companies based on information provided by management. In selecting the comparator companies each year, the CHRC considers size (typically measured by annual revenues or total assets), industry (generally the telecommunications, technology and data industries) and business model (which includes customer base, types of customers, market segments, specific product lines and types of business). In October 2006, the CHRC reviewed the list of comparator companies and concluded that a refinement of the list was required in order to more accurately reflect the companies with which we compete for executive talent. In respect of 2007 compensation, the comparator companies were:

Accenture Cisco Systems Intel Microsoft Qualcomm Unisys	Agilent Technologies Corning Juniper Motorola Seagate Technology Xerox	Applied Materials Electronic Data Systems Lexmark NCR Sun Microsystems	Avaya EMC Lucent Oracle Texas Instruments

In October 2007, Lucent was removed from the list of comparator companies as a result of its merger with Alcatel.

During 2007 when compensation decisions were being considered, survey data with respect to the compensation practices of these comparator companies for the most recently completed fiscal year was obtained by management from a composite of three market survey sources: Towers Perrin Executive Compensation Survey; Radford Executive Compensation Survey; and CHiPS Executive & Senior Management Total Compensation Survey. Management compiled survey data for benchmarking purposes and reviewed the results with Mercer. This data was then used to provide general compensation information to the CHRC. The CHRC used such data, among other things, in making compensation decisions. In addition to this survey data, proxy disclosure of the comparator companies for the most recently completed fiscal year was used when determining compensation for the president and chief executive officer, as well as the chief financial officer.

While we generally target the 50th percentile range of the comparator companies, total target compensation is not set at precisely the 50th percentile. Targeted total compensation for the named executive officers for the 2007 fiscal year was within approximately the 42nd to 61st percentile range of the comparator companies. This range is generally attributable to certain employment arrangements that were required in order to recruit qualified executive officers in 2007 and in prior years.

Align the Interests of Named Executive Officers with the Interests of Shareholders

A further objective of our compensation program for named executive officers is to align the interests of named executive officers with the interests of shareholders. Toward this objective, we seek to reward and maximize both individual performance and corporate performance. Performance-based “at risk” compensation includes cash incentives, stock options and performance-based stock units, and represents between approximately 57% and 61% of 2007 total target compensation for the named executive officers, except for Mr. Zafirovski whose performance-based “at risk” compensation represents approximately 88% of his 2007 total target compensation reflecting our intent to tie a substantial portion of his compensation directly to the performance of the Company. We also impose share ownership guidelines on named executive officers in order to further align their interests with the interests of shareholders.

Retention

We also seek to retain named executive officers in an increasingly competitive global marketplace by providing incentives for continued employment with Nortel. We have effectively met this objective by awarding a mix of long-term incentives each with a total vesting period of at least three years.

Elements of Compensation

Each element described below fulfills at least one objective of our compensation program for named executive officers.

Base Salary

Base salary reflects the job scope, complexity and responsibility of the individual’s role at Nortel, as well as the number of years over which the responsibilities have been carried out. Base salary also rewards individual performance and individual contribution to Nortel. Base salaries are benchmarked against the base salaries of executives holding similar positions at comparator companies. The CHRC reviews benchmarking results prepared annually by management; however, salary increases are not automatic. Base salary represented approximately 17% to 25% of total target compensation for the named executive officers for the 2007 fiscal year, except for Mr. Zafirovski whose base salary represented 12% of his 2007 total target compensation, which reflects our intent to more closely align his compensation with the interest of shareholders. Based on the market survey data we reviewed, the percentage of our named executive officers’ total target compensation represented by base salary was similar to the percentage represented by such element for executive officers of the comparator companies. For information on the base salaries of the named executive officers for 2007, see “Performance Evaluations” and “— 2007 Compensation for the Named Executive Officers” in the Executive Compensation section of this report.

Short-Term Incentives

Named executive officers are eligible for an annual cash bonus award under the Nortel Networks Limited Annual Incentive Plan, or the Incentive Plan. Bonuses under the Incentive Plan are designed to reward and maximize individual performance within the context of Nortel’s overall performance. Short-term incentives represented approximately 17% to 22% of 2007 total target compensation for the named executive officers. Based on the market survey data we reviewed, the percentage of our named executive officers’ total compensation represented by short-term incentive compensation was similar to the percentage represented by such element for executive officers of the comparator companies.

Bonuses under the Incentive Plan are based on the achievement of pre-established corporate and individual performance objectives for a given calendar year, subject to the discretion of the CHRC. The amount of an annual cash bonus award under the Incentive Plan is determined by the following formula:

Messrs. Currie, Slattery and Joannou did not receive bonuses for 2007 as a result of their departures from Nortel.

•	Target Percentage: The target percentage for each of the named executive officers is set out below. Individual target percentages are initially determined upon commencement of employment. In setting or revising the target percentages, we benchmark against targets set by the comparator companies for executives holding similar positions. The CHRC annually reviews benchmarking results prepared by management with respect to target percentages and modifies such percentages as roles and responsibilities change.

Target
Name	Percentage

M.S. Zafirovski	150%
D.W. Drinkwater	80%
R.S. Lowe	100%
P.S. Binning	100%
D.J. Carey	100%
J.J. Hackney, Jr.	100%

•	Individual Performance Factor: The individual performance factor is determined through the annual executive review process described below based on an evaluation of the named executive officer’s performance in regard to certain criteria established at the beginning of each year. For the 2007 bonuses under the Incentive Plan, the individual performance factor for the named executive officers could have ranged from 0 to 1.5. There is no specific linear correlation between the achievement of objectives and the individual performance factor. Certain achievements may be weighted more heavily than others. However, all achievements (or lack thereof) and other subjective considerations play a part in the ultimate determination of the individual performance factor. For information on the individual performance of the named executive officers for 2007, see “— 2007 Compensation for the Named Executive Officers”.

•	Corporate Performance Factor: The corporate performance factor is based on certain corporate business and financial goals established at the beginning of the performance period and approved by the CHRC and the Nortel boards. The financial metrics have different weightings applied to them and in addition, there may also be certain qualitative factors such as quality and customer satisfaction that may be included in the overall assessment of corporate performance. The corporate performance factor is deemed to be 1.0. (achievement) throughout the plan period and is then adjusted by the CHRC and the Nortel boards based on their determination of corporate performance, Actual performance with respect to each financial metric will correspond to a factor (the AIP Factor) on the payout slope approved for such financial metric. An AIP Factor can be greater or less than 1.0 and the calculation for correspondence of performance to the AIP Factor can be different for each financial metric. The payout slope is designed to reflect the corporate and business goals for the particular financial metric. Each resulting AIP Factor is then multiplied by the weighting assigned to the applicable financial metric. Different combinations of actual corporate performance under each of the financial metrics could result in achieving the target corporate performance factor of 1.0 and, as a result, the achievement of any one target is not necessarily determinative in calculating a named executive officer’s bonus.

For 2007, the financial metrics and their weightings were revenue (25%), operating margin (50%) and free cash flow (25%). These financial metrics and their weightings were determined by the CHRC to best align to Nortel’s corporate priorities for 2007. While management earnings before taxes was selected as a financial metric for 2006, operating margin was selected for 2007 as it is more reflective of management’s efficiency, and also the profitability and performance of Nortel. Additionally, operating margin is tied directly to Nortel’s strategic business model. Free cash flow was selected as a financial metric for 2007 over management cash flow from 2006 as free cash flow measures the ability of Nortel to generate cash, re-invest and grow. Operating margin and free cash flow are non-U.S. GAAP. For additional information concerning operating margin, see the MD&A section of this report. Free cash flow means operating cash less capital expenditures, which can be found in the Financial Statements and Supplementary Data section of this report. There was no minimum or maximum corporate performance factor for 2007.

For 2007, the corporate performance factor was determined as follows:

	Percentage			Resulting
Financial Metric	Achieved of Target	AIP Factor	Weighting	Achievement

Revenue	98%	90%	25%	0.22
Operating Margin	62%	30%	50%	0.15
Free Cash Flow	0%	0%	25%	0

Based on the foregoing, our corporate performance factor for 2007 would have been 0.37. On February 21, 2008, the CHRC reviewed the corporate performance factor as calculated by management based on the achievement of those metrics. The CHRC recognized the significant effort expended by our employees during 2007 in completing the second year of the five year transformation plan in a challenging market environment, which included rebuilding market momentum and restoring customer confidence, improving earnings, improving cost structure, outgrowing the market in many of our segments and rebuilding a world-class culture. The CHRC also acknowledged that annual operating margin for 2007 was a notable achievement in light of challenging market conditions encountered during 2007. Further, the CHRC acknowledged the discretion exercised by the CHRC in 2007 to limit the impact of superior cash flow performance and the corresponding decrease to the corporate performance factor for 2006 from 0.66 to 0.50. The CHRC also took into consideration certain cash outflows related to pre-2007 restatement of certain of NNC’s financial results as well as to the obligation to repurchase certain securitized receivables. The CHRC considered these factors and their impact on the achievement of the free cash flow target. Based on the foregoing, the CHRC and the Nortel boards exercised their discretion to adjust the corporate performance factor from 0.37 to 0.50 consistent with management’s recommendation.

Long-Term Incentives

Long-term incentives provide named executive officers with a proprietary future interest in Nortel and thereby encourage and reward superior performance by aligning compensation with corporate performance. Long-term incentives also promote retention, and act as a means towards achieving share ownership guidelines. Based on the intended value, long-term incentives represented approximately 56% to 66% of total target compensation for the named executive officers for the 2007 fiscal year, except for Mr. Zafirovski whose long-term incentives represented 71% of his 2007 total target compensation. The benchmarking of each component part of total target compensation, the internal comparison of roles and responsibilities of executive officers at similar levels and specific individual circumstances were all considered by the CHRC in determining the long-term incentive component of the 2007 executive officer compensation program. For information on the 2007 long-term incentives awarded to the named executive officers, see “— Performance Evaluations” and “— 2007 Compensation for the named Executive Officers” in the Executive Compensation Section of this report.

Existing equity ownership levels or the share ownership requirements are not considered when determining awards of long-term incentives.

Long-term incentives may be awarded to executive officers in the form of stock options, restricted stock units or performance stock units under the SIP. The material terms of the SIP, including a description of the terms and conditions of stock options, restricted stock units and performance stock units awarded under the SIP, are described under “Equity-Based Compensation Plans — Nortel 2005 Stock Incentive Plan”. See also “Approval of Amendments to the Nortel 2005 Stock Incentive Plan”.

2007 Long-Term Incentive	Objectives

Stock Options
•   To align compensation with Company performance as they become valuable to the executive only if the share price increases from the date of grant.
•   Secondarily, to retain executives as they vest over time.

Restricted Stock Units	• To encourage the retention of executive officers as they vest over time.

Performance Stock Units
•   To further link compensation with Nortel’s performance as measured by the relative total shareholder return, or rTSR. rTSR provides a transparent and straightforward calculation of Nortel’s performance.

•   Performance stock units vest at the end of a three year performance period, subject to the CHRC determining the percentage of target payout, if any, based on the level of achievement of the performance criteria.

•   The Dow Jones Technology Titans 30 Index (Tech Titans Index) was selected by the CHRC as the comparator of shareholder return as it presents an objective approach to performance measurement. NNC’s ranking relative to these companies will determine the percentage payout (between 0% and 200%) received by each named executive officer of his or her performance stock unit award.

•   For the performance stock units granted in 2007, the performance period is January 1, 2007 — December 31, 2009. The CHRC will measure NNC’s total shareholder return against performance as of December 31, 2009 of the companies included in the Tech Titans Index at the start of the performance period on January 1, 2007. Index changes during the performance period will not be taken into account to avoid an upward performance bias. The Tech Titans Index on January 1, 2007 consisted of Alcatel-Lucent, Analog Devices, Apple, Applied Materials, Canon, Cisco Systems, Dell, Electronic Data Systems, EMC, Ericsson, Google, Hewlett-Packard, Hon Hai Precision Industry, IBM, Intel, Microsoft, Motorola, NEC, Nokia, Oracle, Qualcomm, Ricoh, Samsung Electronics, SAP, STMicroelectronics, Sun Microsystems, Taiwan Semiconductor, Texas Instruments, Xerox and Yahoo. When the Tech Titans Index was initially selected for these purposes in 2006, NNC was included in the index.

•   The table below sets out percentage payouts as they correspond to different Nortel performance rankings compared to these companies. The percentage payout for the achievement of a ranking between any two of the specified rankings would be determined on a linear basis.

• The CHRC will measure actual performance and determine relative Nortel ranking and the associated payout to executives at the end of the third year of the performance period.

Percentage Payment of Individual’s
Performance	Performance Stock Unit Award

Threshold performance at a rank of 22nd	50%
Target performance at a rank of 15th	100%
Superior performance at a rank of 8th	150%
Maximum performance at a rank of 3rd	200%

The 2007 long-term incentive strategy was initially approved by the CHRC in November 2006. The CHRC approved an equity mix comprised of an equal distribution of stock options, restricted stock units and performance stock units, each representing a third of the total intended value. This distribution of long-term incentive awards was granted in order to balance a broad range of our objectives, including revenue growth, overall improvement of shareholder value and retention of our high-performing executives. For Mr. Zafirovski, the CHRC approved an equity mix comprised of an equal distribution of stock options and performance stock units, each representing one-half of the total intended value. No restricted stock units were approved for Mr. Zafirovski in order to more closely align his compensation with performance of the Company and therefore with shareholders interests.

In February 2007, management, in consultation with Mercer, completed two elements of the planning for the 2007 long-term incentive awards to be reviewed by the CHRC:

The total intended value of the long-term incentives was determined based on a combination of factors
•   Benchmarking of each component part of total target compensation (base salary, short-term incentives and long-term incentives)
•   Internal comparison of roles and responsibilities of executive officers at similar levels
•   Specific individual circumstances

The total intended value of the long-term incentives was then converted to the respective number of stock options, restricted stock units and performance stock units
•   Based on the twenty day average closing price of Common shares on the NYSE as at a date within one week prior to review by the CHRC
•   In the case of stock options, included the Black Scholes option valuation factor

In accordance with our equity policy, all annual equity awards approved by the CHRC must have an effective grant date that is at least two complete business days after the filing by the Company and NNC with the SEC of their annual financial statements and that is otherwise during a window period as defined under applicable corporate policy. See “— Policy on Award of Equity-Based Compensation”. The filing of our 2006 financial statements was delayed in February 2007 and occurred on March 16, 2007. The number of stock options, restricted stock units and performance stock units were awarded based on a planning value established in February 2007, and the total intended value and related award levels were not adjusted to account for the delay in the timing of the award to March 2007. In approving the awards, the CHRC concluded that no adjustments were necessary given that there had not been a greater than 10% change in the share price. Similarly in 2006, there was a significant delay in the filing of certain of our 2005 financial statements. The OSC issued a management cease trade order on April 10, 2006 prohibiting our directors and certain other insiders from trading in securities of the Company and NNC. Following the receipt by the OSC of all required filings, the OSC lifted the cease trade order effective June 8, 2006. During the period when the cease trade order was in effect, we ceased granting stock options, restricted stock units and performance stock units. As a result, the long-term incentive awards that would normally have been awarded after the filing of the 2005 financial results in the first quarter were delayed until June 2006. The original number of stock options, restricted stock units and performance stock units were based on a planning value established in February 2006, and the total intended value and related award levels were not adjusted to account for the delay in the timing of the award to June 2006 as the CHRC decided not to recalculate the planning values for the entire employee population, including the named executive officers.

The total intended value of long-term incentives and related award levels for our executive officers were affected by the delay in the filing of both the 2005 and 2006 financial statements. In each year, the delivered value was not adjusted to account for the decrease in the share price which occurred from planning to granting as follows:

	Approximate			Decrease in
	Length of			Share Price
	Delay from	Share Price at	Share Price at	from Planning
	Planning	Planning	Grant	to Grant
Year	to Grant	($)	($)	($)

2007	1 month	27.93	25.82	2.11
2006	4 months	31.00	21.20	9.80

Further, no adjustments were made to the intended value of the option awards in order to reflect the decrease in the Black Scholes option valuation factor that occurred from planning to granting.

On the respective dates of the 2006 and 2007 grants, each named executive officer received the number of stock options, restricted stock units and performance stock units (in the case of Mr. Zafirovski, the number of stock options and performance stock units) that had been determined during the planning process notwithstanding the decreases in the share price shown in the above table or the decrease in the Black Scholes option valuation factor. The resulting effect is that executive officers received long-term incentive awards of less value than that which was originally planned. This effect was particularly great for awards made in 2006. Named executive officers were treated the same as all employees concerning the delays which occurred from planning to granting.

Another effect of these filing delays was that it made it look like there was a larger increase in the value of long-term incentives awarded from 2006 to 2007 than what was planned. As an example, the following table shows the difference between the intended value and the grant date fair market value of the stock options and performance stock units granted to Mr. Zafirovski in 2006 and 2007. The following table also shows the accounting value as reported in the “Summary Compensation Table for Fiscal Year 2007”, which reflects expense taken in the year with respect to all of the equity awards granted to Mr. Zafirovski. See also “— Reported Pay Versus Received Pay”.

		Grant Date
	Intended	Fair Market	Accounting
	Planning Value	Value	Value
Year	($)	($)	($)

2007	7,499,205	6,096,836	6,424,011
2006	7,007,938	4,617,141	4,153,218

Special One-Time Awards

In addition to the main components of our compensation program for named executive officers, the Company retains the right to make special one-time cash or equity awards as approved by the CHRC. The purpose of these special one-time awards is generally to retain key executives who have assumed added responsibilities. We also award special one-time awards to new executive officers in order to offset compensation that was forfeited by leaving former employment or in order to attract top executive talent. For information on the special one-time awards awarded to Messrs. Binning and Drinkwater during 2007, see “— 2007 Compensation for the Named Executive Officers”.

Other Compensation

Named executive officers are also provided with other compensation as reflected in the “All Other Compensation” column in the “Summary Compensation Table for Fiscal Year 2007” and as more fully described under “— Material Terms of Employment Agreements and Arrangements with Named Executive Officers”. The objective of providing other compensation is generally to provide executives with the devices to perform their duties more efficiently and thereby optimize individual performance. Where executive officers relocate in connection with their employment, we provide a relocation program in order to facilitate relocation. We may also agree to tax equalize relocated named executive officers in order to provide tax gross-ups on the taxable portion of certain amounts received by the named executive officer or paid on his behalf.

CIC Plan

The purpose of the Change in Control Plan, or the CIC Plan (previously the Executive Retention and Termination Plan) is to reinforce and encourage the continued attention and commitment of specified executives to their respective duties without distraction arising from the possibility of a change in control. As the purpose of the CIC Plan is to protect NNC and its shareholders, who might be very adversely affected if management were to be distracted, or were to depart, in the event a change in control transaction were to be proposed, it is consistent with our compensation objective of retaining qualified, high-performing executives, especially those determined by the committee to have a role critical to the business of the Company. We established the CIC Plan in order to provide certain arrangements, including cash payments, accelerated vesting of equity awards, and continuation of health and other benefits, for certain executives whose employment with Nortel is terminated as a result of change in control. In order to reinforce and encourage the continued attention and commitment of executives under potentially disruptive business circumstances, the CIC Plan provides the arrangements noted above to certain executives where both of the following conditions have been met: (i) a change in control of NNC; and (ii) the participant’s employment has been terminated or his or her roles and responsibilities have been substantially altered.

The CHRC determines eligibility for the CIC Plan based on the roles and responsibilities of each executive officer. In assessing whether an executive officer should participate under the CIC Plan, the CHRC considers, among other things, the critical nature of the individual’s role to the business of Nortel and the importance of retention of the individual. The determination of participation in the CIC Plan by the CHRC is made independent of other compensation considerations, including total target compensation and its component parts. Each of the named executive officers currently participates in the CIC Plan. Mr. Zafirovski participates as President and Chief Executive Officer and is eligible for benefits described for chief executive officer participation. The other named executive officers are eligible for benefits described for tier 1 executive participation. In addition to the CIC Plan, NNC has entered into arrangements with respect to benefits upon termination of employment with Messrs. Zafirovski, Binning, Carey and Hackney. NNC enters into these additional arrangements where it is necessary to recruit an individual with essential skills and experience for the particular role. For additional information, see “— Summary Compensation Table for Fiscal Year 2007 — Material Terms of Employment Agreements and Arrangements with Named Executive Officers” and “— Potential Payments upon Termination or Change in Control”.

The level of participation, terms and payout levels under the CIC Plan are periodically benchmarked against similar termination benefits of the comparator companies. Most recently in May 2007, Mercer completed a benchmarking review of the CIC Plan against the comparator companies. As a result of this benchmarking exercise, the CIC Plan was recently amended and restated in order to: (i) on a prospective basis, introduce pro rata vesting and settlement of all restricted stock units and performance stock units upon triggering of the CIC Plan, rather than full vesting; and (ii) introduce a United States Internal Revenue Code, or the Code, 280G excise tax treatment modified cap under which all payments made pursuant to the CIC Plan will be capped only if the amount the individual would receive on an after tax basis exceeds the net amount that would be received on the uncapped amounts, after both income taxes and excise taxes paid on the full amount. Certain other required amendments were also made to the CIC Plan in 2007 to ensure compliance with Section 409A of the Code, including specifying the timing and the form of payments on “Separation from Service” under the CIC Plan, adding a definition of “key employees” under the CIC Plan to match the definition under 409A of the Code. The CIC Plan was further amended in January 2008 to clarify certain amendments regarding timing of payments under the CIC Plan in accordance with Section 409A of the Code.

Pension Plans

Nortel maintains various employee pension plans in which the named executive officers are eligible to participate. Our employee pension programs have evolved over time in response to competitive market practice and while we continue to maintain a number of plans with active participants, many of these plans are closed to new entrants. In special cases, as with Mr. Zafirovski, we enter into specialized pension arrangements where we deem it necessary to attract high-performing senior executives. NNC also maintains the Supplementary Executive Retirement Plan for current participants. This plan is no longer open to new participants and none of the named executive officers participate in this plan.

Policies and Guidelines

The following policies and guidelines apply to the named executive officers, as well as to certain other executive officers and employees.

Policy on Company Aircraft

The CHRC adopted a written policy regarding travel on company aircraft on January 18, 2007, as amended March 1, 2007 and July 31, 2007. Nortel provides the company aircraft primarily for the safe and efficient travel of the president and chief executive officer and his senior management team. The president and chief executive officer is authorized to use company aircraft for any business travel, travel for commuting purposes and limited personal travel as approved by the chair of the CHRC. The president and chief executive officer (or, at his discretion, his designee) must approve the personal use of company aircraft for all employees, including the other named executive officers. The CHRC reviews company aircraft usage on an annual basis and such usage is disclosed in accordance with applicable securities laws as required. Taxable benefits that arise from travel on the company aircraft are calculated and reported in the employee’s compensation, as required. Taxable benefits related to travel on company aircraft are grossed up if required in accordance with an employment agreement, under applicable corporate policy or as approved by the CHRC.

Policy on Award of Equity-Based Compensation

On October 12, 2006, the CHRC adopted a written policy on awards of equity-based compensation. Prior to adopting the equity policy, there was an informal general practice of awarding equity substantially in accordance with the requirements of the policy. In accordance with the equity policy, all equity awards approved by the CHRC must be:

•	approved at a meeting that occurs on or prior to the grant date for the award;
•	made in accordance with the applicable equity incentive plan, securities law and stock exchange requirements; and

•	unless otherwise determined by the CHRC: (i) for annual awards, have an effective grant date that is at least two complete business days after the filing by the Company and NNC with the SEC of their Annual Report on Form 10-K and that is otherwise during a window period under our applicable corporate policy; and (ii) for awards made for other valid business reasons, have an effective grant date that is during a window period under our applicable corporate policy.

The CHRC has also delegated authority to the president and chief executive officer to award equity awards to any employee who is not an officer of Nortel in an amount of up to 20,000 stock options and up to 10,000 restricted stock units or performance stock units in any fiscal year. Under the equity policy, such awards must also be approved on or prior to the grant date for the award, must be made in accordance with the applicable equity incentive plan, securities law and stock exchange requirements and, unless otherwise determined by the chair of the CHRC, must comply with the provisions concerning the effective grant date under the equity policy. In addition, the president and chief executive officer must report any grants made pursuant to this delegation to the CHRC on a quarterly basis.

Policy on Recoupment of Incentive Compensation

On January 18, 2007 the CHRC adopted a written policy regarding the recoupment of incentive compensation. The recoupment policy was adopted in order to establish and reserve the right of Nortel to recoup incentive compensation payments under certain conditions. This right exists in respect of plan years from January 1, 2007 and equity awards granted on or after January 1, 2007, and may be enforced against any employees who have been designated by the CHRC (initially all directors, senior executives and other reporting insiders under Canadian securities laws) in circumstances involving intentional misconduct that contributes, directly or indirectly, to an error in financial information that materially affects the value of such incentive compensation realized by the employee. If the CHRC determines that an employee committed such intentional misconduct, Nortel is entitled to issue proceedings to recover damages against that employee in respect of any losses incurred or as a result of or in connection with that intentional misconduct. Nortel may, under the recoupment policy, recoup any incentive compensation as an advance against such damages, whether or not proceedings are issued by Nortel. Incentive compensation payments that Nortel may recoup include all sales and incentive compensation, equity-based compensation, bonus payments and any matching pension plan payments made by Nortel.

Share Ownership and Shareholder Alignment

Nortel’s share ownership guidelines for executive officers and senior employees is intended to ensure that management has the same interests as shareholders in the value of NNC’s common shares. The settlement of the long-term incentive awards in common shares serves as a means for management to achieve share ownership guidelines. Executive officers and senior employees are expected to accumulate and hold, over a period of five years from the date of their appointment or the date the executive officer or senior employee enters a new salary threshold, common shares having a value proportionate to their base salary. Nortel reviews the guidelines from time to time and may adjust them to reflect market conditions and competitive practice among the comparator companies. The current guidelines, in place since July 2004, are as follows:

Base Salary Range in	Percentage
US/CDN Dollars	of Salary

Chief Executive Officer	500%
$400,000 and up	300%
$300,000 to $399,999	200%
$200,000 to $299,999	100%
$100,000 to $199,999	50%
$0 to $99,999	0%

On May 31, 2007, the CHRC approved the requirement that executive officers hold 50% of all settled vested equity awards (including stock options, restricted stock units and performance stock units) remaining after the payment of taxes and administrative fees associated with the award and the vesting (including the applicable exercise price) towards the maintenance and achievement of the share ownership guidelines.

The CHRC annually reviews the share ownership guidelines against the level of achievement of the executive officers. Each named executive officer, other than Mr. Lowe, has been an executive officer for less than the five year threshold under the share ownership guidelines. Further, the ability to achieve the guideline value targets has been adversely impacted by the price of NNC’s common shares for the past number of years, as well as by the fact that executive officers were prohibited from acquiring additional common shares from March 2004 to July 2005 and again from March 2006 to

June 2006, due to the delay in the filing of certain of our financial statements. The ability to achieve the guideline value targets has also been adversely impacted by the fact that executive officers were generally not able to purchase shares in the open market as a result of the interaction between the way we settle restricted stock units and the SEC short swing profit rules. As a consequence, Nortel adopted a limited share purchase plan as a vehicle to enable certain of our executive officers to purchase common shares from NNC to satisfy share ownership guidelines and to comply with an exemption from the SEC short swing profit rules. All shares issued under the plan will be sold for fair market value determined by reference to the volume weighted average trading price of the shares for the five consecutive trading days on which at least a board lot of shares trades on each of the TSX and the NYSE, commencing on the day that a purchase order for shares is submitted under the plan, on either the TSX or the NYSE, whichever is higher. The maximum number of shares that may be purchased under the plan is 450,000 shares, representing less than 0.2% of the outstanding common shares. We recognize that it may be required that we extend the time period in which certain executives must accumulate the required number of shares.

Tax and Accounting Effects

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1 paid by a “publicly held corporation” to certain of its executive officers. This limitation generally applies to all compensation other than that which is considered to be “performance-based” for purposes of the Code. This limitation does not apply to awards made under the Company’s stock option plans or certain awards under the SIP. Certain of our other programs, although based on the performance of Nortel and the individual, may not be considered “performance-based” for purposes of Section 162(m) of the Code. We have determined that it is not appropriate at this time to limit our discretion to design compensation arrangements for executive officers to qualify such compensation for exemption from the deduction limits of Section 162(m) of the Code.

Nortel has been using the fair value method to account for our long-term incentive awards in accordance with FAS 123R (disregarding the estimate of forfeitures related to service-based vesting conditions) since January 1, 2003; however, FAS 123R only became effective as of the first annual period beginning after June 15, 2005. The effective date for our adherence to FAS 123R was therefore January 1, 2006. All of our long-term incentive awards are subject to the provisions of FAS 123R.

Although the tax and accounting impacts are considered by the CHRC upon approval of compensation planning for the named executive officers, these impacts are not weighted heavily with regard to our compensation decisions.

Performance Evaluations

Nortel undertakes corporate-wide individual performance reviews each year commencing in the last fiscal quarter. The purpose of the evaluations is to evaluate and reward performance for a given fiscal year, and for compensation planning and development purposes for the next fiscal year. The CHRC, in conjunction with the president and chief executive officer, annually reviews and assesses the performance of all executive officers who report to the president and chief executive officer and reports findings and recommendations to the Nortel boards. The president and chief executive officer and his delegates review and assess the performance of all other executive officers. Recommendations based on these reviews, including with respect to base salary and short-term and long-term incentive amounts are presented to the CHRC for approval. The CHRC has full discretion to modify any compensation recommendations. In the case of the chief compliance officer, an annual performance evaluation is also conducted by the chair of the audit committees and the president and chief executive officer, and is reviewed with the audit committees and the chair of the CHRC.

The Nortel boards have directed that the president and chief executive officer’s compensation is to be determined by the independent directors of the Nortel boards, together with the CHRC, based on the CHRC’s assessment of the performance of the president and chief executive officer. The CHRC reviews and approves the corporate goals and/or performance objectives relevant to the compensation of the chief executive officer, evaluates the performance of the president and chief executive officer in light of such goals and objectives and, together with other independent directors of the Nortel boards, determines and approves the compensation of the chief executive officer based on such evaluation.

For the main elements of the compensation paid to the named executive officers in 2007, performance evaluations factored as follows:

Base Salary	• Evaluation of 2006 performance was a factor in determining whether to increase base salary for 2007

Short-Term Incentives
•   Individual performance objectives for the 2007 short-term incentive program were set at the beginning of 2007
•   The individual performance factor for 2007 under the Incentive Plan was determined by:
•   Evaluation of 2007 performance for each named executive officer against his individual objectives
•   Each named executive officer was also evaluated for relative impact on the overall business objectives of Nortel and other subjective criteria, including the personal effectiveness of the named executive officer as compared to the performance of his peers (except in Mr. Zafirovski’s case)
•   On February 22, 2008, cash bonuses under the 2007 short-term incentive program were approved based on individual performance factors and the corporate performance factor

Long-Term Incentives
•   Evaluation of 2006 performance was a factor in determining the amount of long-term incentives to be awarded in 2007
•   Except for Mr. Zafirovski, the entire executive population was grouped into ten tiers for the purpose of awarding long-term incentives in 2007
•   While the actual amount of the long-term incentives awarded to each tier was based on competitive benchmarking, the tier ranking of each named executive officer was determined based on an evaluation of the impact of the named executive officer on Nortel’s overall business objectives and other subjective criteria, including the personal effectiveness of the named executive officer as compared to the performance of his peers
•   Based on these assessments, the named executive officers were placed in the top three of ten tiers
•   The amount of Mr. Zafirovski’s long-term incentives for 2007 was determined as a result of an evaluation of his 2006 performance and other subjective considerations, including his personal effectiveness

The Role of Management and Consultants in Nortel’s Executive Officer Compensation Program

Management prepares various presentations in advance of CHRC meetings and, at the direction of the chair of the CHRC, provides those presentations to the CHRC’s independent compensation consultant. Prior to the CHRC meetings, management meets with the CHRC’s independent compensation consultant, where required, in order to address any questions or issues raised by them.

Mr. Zafirovski attends all CHRC meetings but is not present when his own compensation is discussed or approved. Mr. Carey and certain other members of senior management are invited to attend CHRC meetings where appropriate.

As discussed above, performance evaluations for all executive officers reporting to Mr. Zafirovski, including the named executive officers, are conducted by Mr. Zafirovski and reported to the CHRC. The chair of the Nortel boards coordinates a performance evaluation by each independent director of the Nortel boards for Mr. Zafirovski.

For information on the role of consultants in Nortel’s executive officer compensation program, see “Statement of Corporate Governance Practices — Compensation Consultants” in the 2008 Proxy.

2007 Compensation for the Named Executive Officers

The major elements of compensation paid to or earned by the named executive officers in 2007 are described below. Additional information about the employment agreements between Nortel and the named executive officers is provided under “— Summary Compensation Table for Fiscal Year 2007 — Material Terms of Employment Agreements and Arrangements with Named Executive Officers”.

Mr. Zafirovski

Mr. Zafirovski did not receive a base salary increase in 2007. The CHRC reviewed his base salary as compared to chief executive officers of the comparator companies and determined that no increase was required. Since November 13, 2006, Mr. Zafirovski’s base salary has been paid in Canadian Dollars, prior to which it was paid in U.S. Dollars. The difference in the amounts between 2006 and 2007 reflected in the “Salary” column in the “Summary Compensation Table for Fiscal Year 2007” is attributable to this currency conversion.

On March 21, 2007, the independent members of the Nortel boards awarded 269,000 stock options and 134,000 performance stock units to Mr. Zafirovski. Unlike the other named executive officers, Mr. Zafirovski’s long-term incentives for 2007 were not based on a tiered system. Further, he did not receive restricted stock units as did the other named executive officers. It was determined that this allocation of stock options and performance stock units, both considered by us to be “at risk” since such awards directly link payout with corporate performance, was an effective mix of long-term incentives from a shareholder value perspective. In setting the amount of long-term incentives for 2007, the relative long-term incentive awards for the chief executive officers of the comparator companies were also considered. Also considered were Mr. Zafirovski’s accomplishments and achievements in 2006, which included him providing a foundation to drive Nortel to profitable growth with focused business strategies, building a culture of ethics and accountability and transforming initiatives to build a more competitive business model.

During 2007, Mr. Zafirovski strengthened Nortel’s strategic direction and delivered solid progress in returning Nortel to profitability and growth. He made significant business and operational progress in completion of the second year of the five year transformation plan. Mr. Zafirovski continued to strengthen Nortel’s commitment to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and enhanced compliance.

The following objectives and assessments of their achievements were material to the determination of Mr. Zafirovski’s cash bonus of $1,288,853 under the Incentive Plan:

2007 Performance Objective	Assessment

• Strengthen Nortel’s strategic direction
• Under his leadership, Nortel’s three-pronged strategy — Transformed Enterprise, Next-Generation Mobility and Convergence, and Services — generated further market and customer momentum demonstrated by key marquee customer wins and further strengthening of Nortel’s market position for the future

• Shaped Nortel’s portfolio to drive profitability and growth in 2007 and beyond
• Significantly strengthened strategic partnerships augmenting Nortel’s value proposition
• Deliver solid financial progress	• Achieved full-year operating margin of $401 million, the highest annual operating margin since 2000
• Expanded revenues in key strategic segments (e.g. Enterprise, Wireless, Optical, and Services)
• Deliver continued operational excellence	• Significantly improved Nortel’s supply chain, quality, customer support and cost structure
• Optimized R&D investment and cost structure strengthening Nortel’s competitive position
• Build world-class management team, culture and process
• Led the settlement of regulatory investigations with the SEC and the OSC, including the strong endorsement by the SEC of the significant remedial actions undertaken by management and the Nortel boards

• Elimination of the revenue-related material weakness in internal control over financial reporting

• Led the continued revitalization of the Company’s leadership around organizational effectiveness to significantly improve its ability to identify and accelerate high-potential talent, improve employee engagement, mentoring and diversity

• Accelerated organizational and people development through well instituted programs

Mr. Binning

Mr. Binning was appointed Executive Vice-President and Chief Financial Officer effective November 12, 2007. Mr. Binning is a senior executive with more than 25 years of financial experience, including chief financial officer positions at Hanson PLC and Marconi PLC. He brings extensive expertise in operational execution and a track record of excellence. As described under “— Material Terms of Employment Agreements and Arrangements with Named Executive Officers”, the CHRC awarded Mr. Binning with a new hire long-term incentive award in order to attract a chief financial officer of Mr. Binning’s experience and effectiveness. Mr. Binning was not eligible for a cash bonus for 2007 under the terms of the Incentive Plan which require active employment on October 1 of a given plan year.

Mr. Drinkwater

Mr. Drinkwater was appointed Chief Financial Officer on an interim basis effective May 1, 2007. Upon the effective date of the appointment of Mr. Binning as Executive Vice-President and Chief Financial Officer, Mr. Drinkwater resumed his role as Chief Legal Officer, a position he previously held from December 19, 2005 to April 30, 2007. In recognition of his interim appointment as Chief Financial Officer Mr. Drinkwater was awarded a special bonus of $93,179 on February 22, 2008.

Mr. Drinkwater did not receive a base salary increase in 2007 with respect to his role as Chief Legal Officer. The CHRC reviewed his base salary as compared to similar roles of the comparator companies and determined that no increase was required. On March 21, 2007, Mr. Drinkwater was awarded 27,100 stock options, 13,500 restricted stock units and 13,500 performance stock units in connection with his role as Chief Legal Officer for which he was recognized by the CHRC for having strong leadership, technical and communication skills. Further, these long-term incentives were awarded in recognition of the role that he played in the Global Class Action Settlement as well as his role in various strategic projects.

The following objectives and assessments of their achievements were material to the determination of Mr. Drinkwater’s cash bonus of $225,494 under the Incentive Plan:

2007 Performance Objective	Assessment

• Drive successful completion of regulatory investigations	• Settlement of regulatory investigations with the SEC and OSC including the strong endorsement by the SEC of the significant remedial actions undertaken by management and the Nortel boards
• Deliver cost savings	• Completed the reorganization of legal department and met targets in 2007 budget
• Drive strong productivity	• Delivered on process improvements using Six Sigma initiatives through implementation of contract management system

Further, the CHRC also considered Mr. Drinkwater’s performance in his interim role as Chief Financial Officer, including leading the preparation and filing of the Company’s quarterly financial statements for the second and third quarters of 2007.

Mr. Currie

On February 7, 2007, we announced that Mr. Currie decided to step down from his position as Executive Vice-President and Chief Financial Officer effective April 30, 2007 and entered into a letter agreement with Mr. Currie concerning the cessation of his duties. The agreement provided Mr. Currie with: (i) the sum of $52,083.33 per month as salary continuance for the period commencing on May 1, 2007 and terminating April 30, 2009, or the Currie Salary Continuation Period; (ii) continued eligibility to receive an incentive award payment for 2006 under and in accordance with the Incentive Plan, provided that any payment under the Incentive Plan would be determined based on the terms and conditions of the Incentive Plan and will be made using an individual performance factor of 1.0; (iii) continued participation during the Currie Salary Continuation Period of certain health and life insurance benefits; and (iv) continued vesting of outstanding options and restricted stock awards during the Currie Salary Continuation Period and, to the extent applicable, all equity awards subject to retirement provisions for applicable awards. We also agreed to provide indemnification in accordance with applicable Canadian law and the Company’s by-laws. In addition, Mr. Currie has certain non-disclosure and non-compete obligations under the agreement.

Mr. Carey

Mr. Carey did not receive a base salary increase in 2007. The CHRC reviewed his base salary as compared to similar roles of the comparator companies and determined that no increase was required. On March 21, 2007, Mr. Carey was awarded 50,000 stock options, 25,000 restricted stock units and 25,000 performance stock units on March 21, 2007. These long-term incentives were awarded in order to recognize the extraordinary combination of his responsibilities, and to recognize him being a key driver for creating a high performance organization and a highly engaged workforce.

The following objectives and assessments of their achievements were material to the determination of Mr. Carey’s cash bonus of $357,500 under the Incentive Plan, as well as the increased scope and responsibility of his role in 2007 as he assumed additional responsibilities for each of the Lean Six Sigma and Global Quality, Strategic Pricing, and Real Estate organizations in addition to Information Technology, Human Resources, Business Transformation, Change Management, Corporate Responsibility and Knowledge Services:

2007 Performance Objective	Assessment

• Deliver cost savings	• Significant annual gross savings under the Business Transformation initiatives, including the achievement of a substantial reduction in Corporate Operations costs

• Enhance organization and talent management
• Successful completion of strategic decision making process with respect to organizational effectiveness, feedback to leaders (performance, potential, development), succession planning, early identification of high-potential talent and continuous leadership development
• Strengthened the leadership team through worldwide recruitment and internal promotions of key executives
• Drove managerial excellence program design and launched an improved program to identify and develop emerging leaders at all levels

• Drive customer and employee satisfaction
• Directed a substantial number of Lean Six Sigma projects focused primarily on customer satisfaction improvement
• Employee satisfaction increased with world-class participation levels in employee survey

Mr. Lowe

Mr. Lowe did not receive a base salary increase in 2007. The CHRC reviewed his base salary as compared to similar roles of the comparator companies and determined that no increase was required. His base salary was increased from $475,000 to $500,000 effective March 20, 2006. The differences in base salary provided in the “Salary” column in the “Summary Compensation Table for Fiscal Year 2007” reflects that Mr. Lowe did not earn a full year’s base salary at this rate in 2006. On March 21, 2007, Mr. Lowe was awarded 38,400 stock options, 19,200 restricted stock units and 19,200 performance stock units on March 21, 2007, which were awarded in order to recognize the highly technical nature of his roles and responsibilities as leader of Carrier Networks, which is a significant business unit. Further, Mr. Lowe was successful in achieving improvements on most financial, customer, product and quality objectives for the Carrier Networks business.

The following objectives and assessments of their achievements were material to the determination of Mr. Lowe’s cash bonus of $250,000 under the Incentive Plan:

2007 Performance Objective	Assessment

• Drive profitable growth in Carrier Networks	• Revenue for Carrier Networks increased by $111 million in 2007 • Management earnings before taxes for Carrier Networks increased by $339 million in 2007

• Improve customer satisfaction	• Reduced costs related to warranties and key product deficiencies • Achieved significant improvement in plan of record predictability and in time to market intervals

Mr. Hackney

Mr. Hackney’s base salary was increased from $425,000 to $459,000 effective March 19, 2007 in connection with his role as Senior Vice-President, Global Operations and Quality based on the CHRC’s assessment of such role as compared to similar roles of the comparator companies. Effective on the September 19, 2007 date of his appointment as President, Enterprise Solutions, Mr. Hackney’s base salary was increased from $459,000 to $500,000. This increase was awarded by the CHRC in recognition of the additional roles and responsibilities of this new position. On March 21, 2007, Mr. Hackney was awarded 38,400 stock options, 19,200 restricted stock units and 19,200 performance stock units in recognition of his demonstrated leadership abilities and his significant strengthening of workforce, processes and structures through improvement in key business metrics.

The following objectives and assessments of their achievements were material to the determination of Mr. Hackney’s cash bonus of $325,000 under the Incentive Plan:

2007 Performance Objective	Assessment

President, Enterprise Solutions

• Improve financial metrics	• Achieved strong operational growth (Q4 revenues up 14% from Q3)

• Increased competitiveness	• Driving growth in new markets

Senior Vice-President, Global Operations and Quality

• Increase customer satisfaction	• Substantial improvement in customer satisfaction including increasing customer response times and outage resolution

• Improved competitiveness	• Drove variable cost productivity and reduced sales, general and administrative expenses • Decreased inventory days and improved cash conversion cycle

Mr. Slattery

On September 19, 2007, we announced the departure of Mr. Slattery as President, Enterprise Solutions effective September 30, 2007. We entered into a letter agreement with Mr. Slattery concerning the cessation of his employment. The agreement provides for the following: (i) payment of a severance allowance pursuant to the Nortel Enhanced Severance Allowance Plan from October 1, 2007 through March 31, 2009, or the Slattery Severance Period, paid in a bi-weekly amount of $19,230.77; (ii) an election to continue to participate in certain health and life insurance benefits for the duration of the Slattery Severance Period provided that Mr. Slattery pay applicable employee contribution rates; (iii) no eligibility for consideration for futures grants of stock options, restricted stock units and performance stock units; (iv) forfeiture of all previously granted performance stock units; (v) subject to any applicable trading restrictions, the right to exercise any vested stock options or settle any vested restricted stock units in accordance with the terms of the applicable instruments of grant/award, stock option plans and any other relevant documents governing the stock options and restricted stock units; (vi) senior executive outplacement services; (vii) income tax preparation services for the tax years 2007 and 2008; (viii) $5,000 in attorney’s fees; and (ix) no eligibility to receive a payment under the Incentive Plan for 2007. Mr. Slattery was awarded 38,400 stock options, 19,200 restricted stock units and 19,200 performance stock units on March 21, 2007 prior to the cessation of his employment. Under the terms of the severance agreement the performance stock units were forfeited. We also agreed to provide indemnification in accordance with applicable Canadian law and the Company’s by-laws. In addition, Mr. Slattery has certain non-disclosure and non-compete obligations under the agreement.

Mr. Joannou

On August 1, 2007, we announced the departure of Mr. Joannou as President, North America effective August 31, 2007. We entered into a letter agreement with Mr. Joannou concerning the cessation of his employment. The agreement provides for the following: (i) payment of a severance allowance pursuant to the Nortel Enhanced Severance Allowance Plan from September 1, 2007 through February 28, 2009, or the Joannou Severance Period, paid in a bi-weekly amount of $20,000; (ii) an election to continue to participate in certain health and life insurance benefits for the duration of the Joannou Severance Period provided that Mr. Joannou pay applicable employee contribution rates; (iii) no eligibility for consideration for futures grants of stock options, restricted stock units and performance stock units; (iv) forfeiture of all previously granted performance stock units, as well as all stock options and restricted stock units granted to him in 2007; (v) subject to any applicable trading restrictions, the right to exercise any vested stock options or settle any vested restricted stock units granted to him prior to 2007 in accordance with the terms of the applicable instruments of grant/award, stock option plans and any other relevant documents governing the stock options and restricted stock units; (vi) senior executive outplacement services; (vii) income tax preparation services for the tax years 2007 and 2008; and (viii) no eligibility to receive a payment under the Incentive Plan for 2007. Mr. Joannou was awarded 50,000 stock options, 25,000 restricted stock units and 25,000 performance stock units on March 21, 2007 prior to the cessation of his employment, all of which were forfeited under the terms of the severance agreement. We also agreed to provide indemnification in accordance with applicable Canadian law and the Company’s by-laws. In addition, Mr. Joannou has certain non-disclosure and non-compete obligations under the agreement.

Reported Versus Received Pay

Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation above under “— Long-Term Incentives”, there is a difference between the compensation that is reported in the “Summary Compensation Table for Fiscal Year 2007” versus that which was actually paid to and received by the executive officers for 2007.

Summary Compensation Table for Fiscal Year 2007

The following table sets forth the compensation awarded to, earned by, or paid to each of the Company’s named executive officers for services rendered by them to the Company during the 2007 fiscal year.

										Change in
										Pension Value
										and Nonqualified
								Non-Stock		Deferred
						Stock	Option	Incentive Plan		Compensation	All Other
Name and		Salary		Bonus		Awards	Awards	Compensation		Earnings	Compensation		Total
Principal Position	Year	($)		($)		($)(1)	($)(1)	($)(2)		($)(3)	($)(4)		($)

M.S. Zafirovski	2007	1,272,941	(5)	—		3,307,423	3,116,588	1,288,853	(5)	698,714	378,559	(5)	10,063,078
President and Chief	2006	1,198,991	(5)	—		1,873,624	2,279,594	1,174,263	(5)	690,396	1,060,553	(5)	8,277,421
Executive Officer
P.S. Binning(6)	2007	97,191	(5)	—		38,966	—	—		—	17,260	(5)	153,417
Executive Vice-President and Chief Financial Officer
D.W. Drinkwater(6)	2007	512,486	(5)	93,179	(5)(7)	516,875	174,490	225,494	(5)	—	65,964	(5)	1,588,488
Former Chief Financial Officer (interim)/Chief Legal Officer
P.W. Currie(6)	2007	208,333		—		1,497,423	1,747,422	—		—	533,374	(5)	3,986,552
Former Executive	2006	619,656		—		690,478	560,810	312,500		—	69,644	(5)	2,253,088
Vice-President and Chief Financial Officer
D.J. Carey	2007	550,000		—		965,766	206,382	357,500		22,539	583,825	(5)	2,686,012
Executive Vice-President, Corporate Operations
R.S. Lowe	2007	500,000	(8)	—		864,003	836,007	250,000		304,314	3,691		2,758,015
President, Carrier Networks	2006	494,656	(8)	—		466,544	689,196	225,000		302,109	9,000		2,186,505
J.J. Hackney, Jr.	2007	463,405		—		765,746	386,419	325,000		—	98,038		2,038,608
President, Enterprise Solutions	2006	425,000		125,000		420,054	271,998	195,500		—	248,761	(5)	1,686,313
S.F. Slattery(9)	2007	375,000		—		1,075,796	983,304	—		52,938	232,386		2,719,424
Former President, Enterprise Solutions
D.C. Joannou(9)	2007	346,667		375,000	(10)	815,959	812,838	—		24,177	251,662		2,626,303
Former President,	2006	515,725		375,000	(10)	447,561	412,980	325,000		25,264	9,000		2,110,530
North America

(1)	Amounts set forth in the “Stock Awards” and “Option Awards” columns represent the respective amounts recognized as compensation expense by Nortel for financial statement reporting purposes in fiscal years 2007 and 2006 with respect to outstanding restricted stock unit and performance stock unit awards and stock option awards, respectively, in accordance with FAS 123R. A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2007 may be found in note 17, “Share-based compensation plans” to the accompanying audited consolidated financial statements. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2007 may be found in the corresponding notes to the Company’s consolidated financial statements for the fiscal year in which the award was made. The following table sets forth the amount out of the total in the “Stock Awards” and “Option Awards” column that is compensation cost related to awards granted in each of 2007 and 2006, respectively, and certain specified instances of accelerated compensation cost recognition.

		Stock Awards	Option Awards
Name	Year	($)	($)

M.S. Zafirovski	2007	817,307	620,200
	2006	470,093	282,562
P.S. Binning	2007	38,966	—
D.W. Drinkwater	2007	173,300	62,481
P.W. Currie(a)	2007	—	—
	2006	160,961	50,608
D.J. Carey(b)	2007	320,925	120,393
R.S. Lowe(c)	2007	246,471	455,452
	2006	140,841	306,545
J.J. Hackney, Jr.	2007	246,471	88,534
	2006	92,553	33,739
S.F. Slattery(d)	2007	330,496	227,726
D.C. Joannou(e)	2007	—	—
	2006	140,841	42,173

(a)	No awards were granted in 2007. The entire compensation cost recognized in 2007 is related to awards granted prior to 2007 and reflects accelerated recognition of compensation cost for stock awards and stock options granted in 2005 and 2006 due to accelerated vesting upon retirement.
(b)	Compensation cost reported for 2007 also reflects accelerated recognition of compensation cost for stock options granted in 2006 and 2007 due to retirement eligibility as of the first fiscal quarter of 2009.
(c)	Compensation cost reported for 2007 and 2006 also reflects accelerated recognition of compensation cost for stock options granted in 2007 and 2006, respectively, due to retirement eligibility.
(d)	Compensation cost reported for 2007 reflects accelerated recognition of compensation cost for stock awards and stock options granted in 2005, 2006 and 2007. Mr. Slattery began his severance period effective October 1, 2007. The severance period does not represent a substantive service requirement. As all performance conditions have been completed, compensation costs have been accelerated.
(e)	Awards granted in 2007 were forfeited at termination. The entire compensation cost recognized in 2007 is related to awards granted prior to 2007 and reflects accelerated recognition of compensation cost for stock awards and stock options granted in 2005 and 2006. Mr. Joannou began his severance period effective September 1, 2007. The severance period does not represent a substantive service requirement. As all performance conditions have been completed, compensation costs have been accelerated.

(2)	Represents incentive cash awards earned under the Incentive Plan.
(3)	Represents the aggregate increase in the actuarial present value of accumulated benefits under the defined benefit and actuarial pension plans (including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year as follows:

			Amount
Name	Year	Plan Name	($)

M.S. Zafirovski	2007	Special Pension Benefit Arrangement	698,714
	2006	Special Pension Benefit Arrangement	690,396
D.J. Carey	2007	Nortel Networks Retirement Income Plan	6,219
		Nortel Networks Restoration Plan	16,320
R.S. Lowe	2007	Nortel Networks Retirement Income Plan	1,840
		Nortel Networks Restoration Plan	(18,423)
		Nortel Networks Managerial and Non-Negotiated Pension Plan	71,162
		Nortel Networks Excess Plan	223,238
		Nortel Networks Transitional Retirement Allowance Plan	26,497
	2006	Nortel Networks Retirement Income Plan	28,218
		Nortel Networks Restoration Plan	23,009
		Nortel Networks Managerial and Non-Negotiated Pension Plan	81,677
		Nortel Networks Excess Plan	156,363
		Nortel Networks Transitional Retirement Allowance Plan	12,842
S.F. Slattery	2007	Nortel Networks Retirement Income Plan	782
		Nortel Networks Restoration Plan	(4,883)
		Nortel Networks Managerial and Non-Negotiated Pension Plan	20,935
		Nortel Networks Excess Plan	60,044
		Nortel Networks Transitional Retirement Allowance Plan	(23,940)
D.C. Joannou	2007	Nortel Networks Retirement Income Plan	7,765
		Nortel Networks Restoration Plan	16,412
	2006	Nortel Networks Retirement Income Plan	6,762
		Nortel Networks Restoration Plan	18,502

(4)	Incremental cost of travel on the company aircraft is calculated based on the total direct (or variable) operating costs (fuel, maintenance labor, parts and materials, outside services, crew expenses, catering and commissary, handling, landing and navigation fees, maintenance reserves and miscellaneous expenses) in month traveled divided by the total flight hours of the aircraft during the month. The cost per flight hour is then multiplied by personal flight hours (including so-called “deadhead” flights resulting from the plane returning empty to its home base after taking the executive to his or her destination, or for the aircraft traveling empty to a destination to pick up the executive). Incremental cost of all other perquisites is the actual cost incurred. The following amounts were paid by, or reimbursed by, Nortel in 2007 for:

M.S. Zafirovski
•   the incremental cost of personal travel on the company aircraft and commercial airlines principally related to commuting ($136,262), personal use of ground transportation ($25,595), relocation expenses, tax preparation service, financial planning fees and a business club membership

•   Company contributions under the Managerial and Non-Negotiated Plan (Part III) defined contribution pension plan ($18,636) and the Nortel Networks Limited Investment Plan for Employees — Canada ($157,044)

P.S. Binning	• relocation expenses, including temporary car lease ($15,830)
• taxes paid on his behalf for a car lease benefit and for tax preparation service
D.W. Drinkwater	• tax preparation service ($2,489) and spousal travel costs ($10,279)

•   Company contributions under the Managerial and Non-Negotiated Plan (Part III) defined contribution pension plan ($18,636) and the Nortel Networks Limited Investment Plan for Employees — Canada ($34,335)

• taxes paid on his behalf for tax preparation service
P.W. Currie	• Company contributions under the Nortel Networks Limited Investment Plan for Employees — Canada ($61,110)

•   payments made pursuant to the letter agreement dated February 5, 2007, concerning the cessation of his employment on April 30, 2007, for salary continuance ($416,667), accrued and unused vacation ($51,542) and tax preparation service

• taxes paid on his behalf for tax preparation service
D.J. Carey
•   the incremental cost of personal travel on the company aircraft and commercial airlines principally related to commuting ($38,777), relocation expenses ($161,605), personal use of ground transportation and tax preparation service

• taxes ($369,162) pursuant to the tax-equalization provisions in his employment agreement and taxes paid on his behalf for tax preparation service
R.S. Lowe	• Company contributions under the Nortel Networks Long-Term Investment Plan ($3,462)
• taxes paid on his behalf for tax preparation service
J.J. Hackney, Jr.	• Company contributions under the Nortel Networks Long-Term Investment Plan ($13,500) and the Nortel Networks Long-Term Investment Restoration Plan ($25,299)
• taxes ($58,916) pursuant to the Permanent Relocation Program provisions in his employment agreement and taxes paid on his behalf for tax preparation service
S.F. Slattery	• Company contributions under the Nortel Networks Long-Term Investment Plan ($8,100)

•   payments earned or made pursuant to the letter agreement dated September 18, 2007, concerning the cessation of his employment on September 30, 2007, for severance allowance ($125,000), accrued and unused vacation ($96,154) and attorney’s fees

• taxes paid on his behalf for tax preparation service
D.C. Joannou	• Company contributions under the Nortel Networks Long-Term Investment Plan ($8,100)

•   payments earned or made pursuant to the letter agreement dated July 27, 2007, concerning the cessation of his employment on August 31, 2007, for severance allowance ($173,333) and accrued and unused vacation ($70,000)

• taxes paid on his behalf for tax preparation service

(5)	Represents the U.S. Dollar equivalent of certain payments actually earned or paid in local currency. Amounts for the incremental cost of air travel in Canadian Dollars have been converted using the month-end exchange rate in effect during the applicable month of travel. Amounts representing relocation expenses and ground travel submitted in local currency have been converted using the exchange rate in effect at the time the expense is submitted for payment. All other compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2007 equal to US$1.00 = CAN$1.0732 and during 2006 equal to US$1.00 = CAN$1.1343, respectively, other than Mr. Zafirovski’s salary from November 13, 2006 until December 31, 2006, which was converted to U.S. Dollars using the average of the month-end exchange rates for November and December 2006 equal to US$1.00 = CAN$1.1455, and Mr. Binning’s salary which was converted to U.S. Dollars using the average of the month-end exchange rates for November and December 2007 equal to US$1.00 = CAN$0.9849. Mr. Zafirovski did not receive a salary increase in 2007. Since November 13, 2006, Mr. Zafirovski’s base salary has been paid in Canadian Dollars, prior to which it was paid in U.S. Dollars. The increase between 2006 and 2007 reflected in the “Salary” column is attributable to this currency conversion.
(6)	On February 7, 2007, we announced that Mr. Currie decided to step down from his position as Executive Vice-President and Chief Financial Officer effective April 30, 2007. Mr. Drinkwater was appointed Chief Financial Officer on an interim basis, effective May 1, 2007. Effective November 12, 2007, Mr. Binning was appointed Executive Vice-President and Chief Financial Officer, at which time Mr. Drinkwater resumed his role as Chief Legal Officer.
(7)	Represents a one-time special bonus approved by the CHRC in recognition of Mr. Drinkwater’s service as Chief Financial Officer for the period from May 1, 2007 to November 11, 2007.
(8)	Mr. Lowe’s base salary was increased to $500,000 effective March 20, 2006. The differences in base salary showing from 2006 to 2007 reflects that Mr. Lowe did not earn a full year’s base salary at this rate in 2006. He did not receive a salary increase in 2007.

(9)	On September 19, 2007, we announced the departure of Mr. Slattery as President, Enterprise Solutions effective September 30, 2007. On August 1, 2007, we announced the departure of Mr. Joannou as President, North America effective August 31, 2007.
(10)	Represents a special bonus pursuant to a letter agreement entered into on September 29, 2005 between the Company and Mr. Joannou. The first of two $375,000 installments was made in 2006 and the second was made in 2007.

  Material Terms of Employment Agreements and Arrangements with Named Executive Officers

The following is a summary of the material terms of the employment arrangements for the named executive officers. For more information regarding the named executive officers’ pension benefits and other post-employment compensation, see “— Pension Benefits for Fiscal Year 2007” and “— Potential Payments upon Termination or Change in Control”. For details of the letter agreement entered into with each of Mr. Currie, Mr. Slattery and Mr. Joannou with respect to the cessation of their employment, respectively, see “— Compensation Discussion and Analysis — 2007 Compensation for the Named Executive Officers”.

Mr. Zafirovski

Mr. Zafirovski’s employment agreement provides for tax equalization so that his after-tax compensation will be the same as if he were a resident of the State of Illinois. Compensation for this purpose includes salary, short-term incentive awards, long-term incentives and benefits under our employee benefit plans (including our relocation plan) to the extent such benefits shall be considered income for tax purposes and any other similar payments or awards. His employment agreement further provides for perquisites including annual reimbursement of up to $25,000 for financial planning, as well as tax preparation services and reimbursement of his relocation expenses. Mr. Zafirovski is also eligible to participate in the our employee benefit plans, including the Capital Accumulation and Retirement Program, or CARP, and our relocation program, in accordance with the generally applicable terms of such plans, as well as the CIC Plan.

Mr. Zafirovski was eligible for a special lifetime annual pension benefit of $500,000, including a 60% joint and survivor benefit for his spouse. At the June 28, 2006 meeting of the CHRC, Mr. Zafirovski proposed a voluntary 29% reduction of this special lifetime annual pension benefit, in conjunction with changes announced on June 27, 2006 relating to our current pension programs in the United States and Canada. The CHRC accepted Mr. Zafirovski’s proposal and recommended it to the Nortel boards for approval. At a joint meeting of the boards held on June 28, 2006, the boards approved the voluntary reduction. As a result, Mr. Zafirovski will now be eligible for a special lifetime annual pension benefit of $355,000 per year rather than $500,000 per year. Mr. Zafirovski’s eligibility for this special pension will accrue after five years of active employment. The special pension benefit will be payable monthly following retirement on or after age 60.

The termination of Mr. Zafirovski’s employment at or after five years will also be treated as a retirement for purposes of the terms of all equity incentive awards granted to Mr. Zafirovski under the Company’s stock option plans. In recruiting Mr. Zafirovski, it was also necessary to agree to a provision concerning involuntary separation.

Mr. Binning

We entered into an employment agreement with Mr. Binning in connection with his appointment as Executive Vice-President and Chief Financial Officer effective November 12, 2007. Pursuant to the terms of his employment agreement, Mr. Binning’s base salary is CAN$683,000. Under his employment agreement, Mr Binning was also entitled to receive a one-time grant of restricted stock units with an intended value of $1,350,000 under and subject to the terms and conditions of the SIP and Nortel’s policies and procedures at the time of grant. Based on the twenty day average closing price of NNC’s common shares on the NYSE on November 9, 2007 of $16.68, the intended value was converted to a new hire long-term incentive award of 81,000 restricted stock units on November 15, 2007. His restricted stock units have a five year vesting term which is greater than the standard three year term in order to further encourage retention. Mr. Binning’s employment agreement also provides that, in conjunction with our 2008 annual Integrated Talent Planning cycle, he will receive an award of long-term incentives valued at approximately $2,300,000 using our prescribed valuation method for equity vehicles applicable to senior executives of Nortel generally, in line with the 2008 long-term incentive program design approved by the CHRC and under and subject to the terms and conditions of the SIP (or any equivalent plan existing on the date thereof) and our policies and procedures at the time of grant.

Mr. Binning is also eligible to participate in certain employee benefit plans, our relocation program and the CIC Plan in accordance with the generally applicable terms of such plans. In recruiting Mr. Binning, it was also necessary to agree to a provision concerning involuntary separation.

Mr. Drinkwater

We entered into an employment agreement with Mr. Drinkwater in connection with his appointment as Chief Legal Officer effective December 19, 2005 under which Mr. Drinkwater is eligible to participate in certain employee benefit plans and the CIC Plan in accordance with the generally applicable terms of such plans. We did not enter into an agreement with respect to Mr. Drinkwater’s appointment as Chief Financial Officer on an interim basis from May 1, 2007 to November 11, 2007.

Mr. Carey

We entered into an employment agreement with Mr. Carey in connection with his appointment as Executive Vice-President, Corporate Operations effective January 30, 2006. Mr. Carey’s employment agreement provides for tax equalization so that his after-tax compensation will be the same as if he were a resident of the State of Illinois. Mr. Carey is also eligible to participate in certain employee benefit plans and the CIC Plan in accordance with the generally applicable terms of such plans. In recruiting Mr. Carey, it was also necessary to agree to a provision concerning involuntary separation.

Mr. Lowe

Mr. Lowe is an experienced executive who has been employed by us since June 1980. He is eligible to participate in certain employee benefit plans and the CIC Plan in accordance with the generally applicable terms of such plans.

Mr. Hackney

We entered into an employment agreement with Mr. Hackney in connection with his appointment as President, Enterprise Solutions as of December 13, 2007. This agreement updates and replaces the terms and conditions of the letter between Nortel and Mr. Hackney in connection with his appointment as Senior Vice-President, Supply Chain and Quality. Mr. Hackney is eligible to participate in the long-term incentive program and certain employee benefit plans, including relocation and the CIC Plan, in accordance with the generally applicable terms of such plans. Mr. Hackney has elected not to participate in any of our pension plans. In order to recruit Mr. Hackney, it was necessary to agree to a provision in his original employment agreement concerning involuntary separation and this provision was extended to his current agreement.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table sets forth information concerning equity awards granted by the Company to the named executive officers under the SIP during the 2007 fiscal year and the possible payouts to the named executive officers under the Incentive Plan for the 2007 fiscal year. For a description of the material terms of the SIP, see “Equity-Based Compensation Plans — Nortel 2005 Stock Incentive Plan”. For a description of the material terms of the Incentive Plan see “— Compensation Discussion and Analysis — Short Term Incentives”.

										All
									All	Other
									Other	Option	Exercise			Grant
									Stock	Awards:	or			Date
		Estimated Possible							Awards:	Number of	Base		Closing	Fair
	Grant Date/	Payouts under				Estimated Future Payouts			Number of	Securities	Price of		Price on	Value of
	Corporate	Non-Equity Incentive				under Equity Incentive			Shares of	Under-	Option		Grant	Stock and
	Approval	Plan Awards				Plan Awards			Stock or	lying	Awards		Date on	Option
	Date	Target		Max		Threshold	Target	Max	Units	Options	($/Sh)		NYSE	Awards
Name	(1)	($)		($)		(#)	(#)	(#)	(#)	(#)	(2)		($)	($)(3)

M.S. Zafirovski	March 21/ March 15	—		—		—	—	—	—	269,000	25.82	(4)	26.11	3,190,537
	March 21/ March 15	—		—		67,000	134,000	268,000	—	—	—		—	2,906,299
	—	1,909,411	(5)	3,818,822	(5)	—	—	—	—	—	—		—	—
P. S. Binning(6)	November 15/ November 15	—		—		—	—	—	81,000	—	—		—	1,514,700
D. W. Drinkwater	March 21/ March 15	—		—		—	—	—	—	27,100	25.82	(4)	26.11	321,426
	March 21/ March 15	—		—		—	—	—	13,500	—	—		—	348,570
	March 21/ March 15	—		—		6,750	13,500	27,000	—	—	—		—	292,799
	—	409,989	(5)	819,978	(5)	—	—	—	—	—	—		—	—
P.W. Currie(7)(8)	—	—		—		—	—	—	81,000	—	—		—	1,514,700

								All
							All	Other
							Other	Option	Exercise		Grant
							Stock	Awards:	or		Date
		Estimated Possible					Awards:	Number of	Base	Closing	Fair
	Grant Date/	Payouts under		Estimated Future Payouts			Number of	Securities	Price of	Price on	Value of
	Corporate	Non-Equity Incentive		under Equity Incentive			Shares of	Under-	Option	Grant	Stock and
	Approval	Plan Awards		Plan Awards			Stock or	lying	Awards	Date on	Option
	Date	Target	Max	Threshold	Target	Max	Units	Options	($/Sh)	NYSE	Awards
Name	(1)	($)	($)	(#)	(#)	(#)	(#)	(#)	(2)	($)	($)(3)

D.J. Carey	March 21/ March 15	—	—	—	—	—	—	50,000	25.82	26.11	593,037
	March 21/ March 15	—	—	—	—	—	25,000	—	—	—	645,500
	March 21/ March 15	—	—	12,500	25,000	50,000	—	—	—	—	542,220
	—	550,000	1,100,000	—	—	—	—	—	—	—	—
R.S. Lowe	March 21/ March 15	—	—	—	—	—	—	38,400	25.82	26.11	455,452
	March 21/ March 15	—	—	—	—	—	19,200	—	—	—	495,744
	March 21/ March 15	—	—	9,600	19,200	38,400	—	—	—	—	416,425
	—	500,000	1,000,000	—	—	—	—	—	—	—	—
J.J. Hackney, Jr.	March 21/ March 15	—	—	—	—	—	—	38,400	25.82	26.11	455,452
	March 21/ March 15	—	—	—	—	—	19,200	—	—	—	495,744
	March 21/ March 15	—	—	9,600	19,200	38,400	—	—	—	—	416,425
	—	500,000	1,000,000	—	—	—	—	—	—	—	—
S.F. Slattery(7)	March 21/ March 15	—	—	—	—	—	—	38,400	25.82	26.11	455,452
	March 21/ March 15	—	—	—	—	—	19,200	—	—	—	495,744
	March 21/ March 15	—	—	9,600	19,200	38,400	—	—	—	—	416,425
	—	—	—	—	—	—	—	38,400	25.82	26.11	455,452
D. C. Joannou(7)(9)	March 21/ March 15	—	—	—	—	—	—	50,000	25.82	26.11	593,037
	March 21/ March 15	—	—	—	—	—	25,000	—	—	—	645,500
	March 21/ March 15	—	—	12,500	25,000	50,000	—	—	—	—	542,220
	—	—	—	—	—	—	—	50,000	25.82	26.11	593,037

(1)	Grants were approved by the CHRC at its March 15, 2007 meeting in accordance with the equity policy. The grant to Mr. Zafirovski was approved at the March 15, 2007 meeting of the Nortel boards also in accordance with the equity policy. These grants were approved with a March 21, 2007 effective date provided that the following conditions were satisfied: (i) the opening of a window period as a result of the filing of financial statements for the year ended December 31, 2006; and (ii) satisfactory completion of consultation with the SEC. All 2007 long-term incentives were awarded in accordance with the SIP and applicable securities laws and stock exchange requirements. The grant for Mr. Binning was approved by the CHRC by written resolution with an effective date of November 15, 2007.
(2)	Stock options are awarded at an option price not less than the “market value” (as determined in accordance with the SIP) of a common share of the Company on the grant date. For a description of the methodology of determining the exercise price, see “Equity Based Compensation Plans — Nortel 2005 Stock Incentive Plan”.
(3)	Aggregate grant date fair values computed in accordance with FAS 123R. For a detailed description of the assumptions made in the valuation of stock options, restricted stock units and performance stock units, see note 18 “Share-based compensation plans” to the accompanying audited consolidated financial statements.
(4)	Canadian grants issued with an exercise price of CAN$29.90. Table reflects equivalent U.S. Dollar exercise price converted using the March 21, 2007 Bank of Canada noon rate of exchange rate of US$1.00 = CAN$1.1578.
(5)	Amounts have been converted using the average of the exchange rates in effect during 2007 equal to US$1.00 = CAN$1.0732.
(6)	Mr. Binning commenced employment on November 12, 2007. Based on his hire date, he was not eligible for an Incentive Plan award in 2007 as he was not actively employed in an eligible role for at least three full calendar months in the plan period.
(7)	Did not receive an Incentive Plan award in 2007 due to change in employment status. Employees who terminate before December 31 of a plan period are not eligible to receive a plan award for that plan period.
(8)	No stock awards or option awards were granted to Mr. Currie in 2007.
(9)	The stock awards and option awards granted to Mr. Joannou in 2007 were forfeited at termination.

Outstanding Equity Awards at End of Fiscal Year 2007

The following table sets forth information regarding unexercised options, restricted stock units that have not vested, and unearned performance stock units outstanding for each named executive officer as of December 31, 2007.

	Option Awards						Stock Awards
										Equity		Equity
										Incentive		Incentive
										Plan		Plan
										Awards:		Awards:
										Number of		Market or
									Market	Unearned		Payout Value
	Number of	Number of							Value of	Shares,		of Unearned
	Securities	Securities					Number of		Shares or	Units or		Shares, Units
	Underlying	Underlying					Shares or		Units of	Other		or Other
	Unexercised	Unexercised		Option			Units of		Stock That	Rights That		Rights That
	Options	Options		Exercise		Option	Stock That		Have Not	Have Not		Have Not
	(#)	(#)		Price		Expiration	Have Not Vested		Vested	Vested		Vested
Name	Exercisable	Unexercisable		($)(1)		Date	(#)		($)	(#)(2)		($)(3)

M.S Zafirovski	200,000	300,000	(4)	31.00		November 14, 2015	135,900	(5)	2,050,731	—		—
	41,875	125,625	(6)	21.20		June 13, 2016	—		—	56,500	(7)	852,585
	—	269,000	(8)	25.82	(9)	March 20, 2017	—		—	67,000	(10)	1,011,030
P. S. Binning	—	—		—		—	81,000	(11)	1,222,290	—		—
D.W Drinkwater	5,000	5,000	(12)	32.10	(13)	December, 18, 2015	4,734	(14)	71,436	—		—
	5,000	15,000	(15)	21.20	(16)	June 13, 2016	7,667	(17)	115,695	5,750	(7)	86,768
	—	27,100	(18)	25.82	(9)	March 20, 2017	13,500	(19)	203,715	6,750	(10)	101,858
P.W Currie	50,000	50,000	(20)	31.80	(21)	April 30, 2012(22)	16,666	(23)	251,490	—		—
	30,000	—		21.20	(16)	April 30, 2010(22)	13,334	(24)	201,210	10,000	(25)	150,900
D.J. Carey	6,250	18,750	(26)	21.20		June 13, 2016	45,000	(27)	679,050	8,750	(7)	132,038
	—	50,000	(28)	25.82		March 20, 2017	25,000	(29)	377,250	12,500	(10)	188,625
R.S. Lowe	2,800	—		112.90		January 28, 2008	—		—	—		—
	1,600	—		146.10		July 30, 2008	—		—	—		—
	3,200	—		101.48		October 28, 2008	—		—	—		—
	1,600	—		155.33		January 27, 2009	—		—	—		—
	2,666	—		71.60		November 29, 2009	—		—	—		—
	2,666	—		71.60		January 26, 2010	—		—	—		—
	1,333	—		71.60		June 28, 2010	—		—	—		—
	4,000	—		71.60		September 27, 2010	—		—	—		—
	4,000	—		71.60		January 24, 2011	—		—	—		—
	15,000	—		51.50		February 27, 2012	—		—	—		—
	37,500	37,500	(30)	31.80		September 6, 2015	—		—	—		—
	—	—		—		—	10,000	(31)	150,900	—		—
	6,250	18,750	(32)	21.20		June 13, 2016	11,667	(33)	176,055	8,750	(7)	132,038
	—	38,400	(34)	25.82		March 20, 2017	19,200	(35)	289,728	9,600	(10)	144,864
J.J. Hackney, Jr.	25,000	25,000	(36)	29.80		December 8, 2015	11,000	(37)	165,990	—		—
	5,000	15,000	(38)	21.20		June 13, 2016	7,667	(39)	115,695	5,750	(7)	86,768
	—	38,400	(40)	25.82		March 20, 2017	19,200	(41)	289,728	9,600	(10)	144,864
S.F. Slattery	720	—		112.90		January 28, 2008	—		—	—		—
	1,066	—		101.48		October 28, 2008	—		—	—		—
	1,866	—		71.60		June 29, 2009(22)	—		—	—		—
	1,666	—		71.60		June 29, 2009(22)	—		—	—		—
	2,000	—		71.60		June 29, 2009(22)	—		—	—		—
	20,000	—		51.50		June 29, 2009(22)	—		—	—		—
	37,500	37,500	(42)	31.80		June 29, 2009(22)	—		—	—		—
	—	—		—		—	10,000	(43)	150,900	—		—
	6,250	18,750	(44)	21.20		June 29, 2009(22)	11,667	(45)	176,055	—		—
	—	38,400	(46)	25.82		June 29, 2009(22)	19,200	(47)	289,728	—		—

	Option Awards					Stock Awards
									Equity	Equity
									Incentive	Incentive
									Plan	Plan
									Awards:	Awards:
									Number of	Market or
								Market	Unearned	Payout Value
	Number of	Number of						Value of	Shares,	of Unearned
	Securities	Securities				Number of		Shares or	Units or	Shares, Units
	Underlying	Underlying				Shares or		Units of	Other	or Other
	Unexercised	Unexercised		Option		Units of		Stock That	Rights That	Rights That
	Options	Options		Exercise	Option	Stock That		Have Not	Have Not	Have Not
	(#)	(#)		Price	Expiration	Have Not Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		($)(1)	Date	(#)		($)	(#)(2)	($)(3)

D. C. Joannou	133	—		112.90	January 28, 2008	—		—	—	—
	1,066	—		101.48	October 28, 2008	—		—	—	—
	1,333	—		155.33	January 27, 2009	—		—	—	—
	1,333	—		71.60	May 29, 2009(22)	—		—	—	—
	333	—		71.60	May 29, 2009(22)	—		—	—	—
	800	—		71.60	May 29, 2009(22)	—		—	—	—
	9,000	—		51.50	May 29, 2009(22)	—		—	—	—
	37,500	37,500	(48)	30.70	May 29, 2009(22)	10,000	(49)	150,900	—	—
	6,250	18,750	(50)	21.20	May 29, 2009(22)	11,667	(51)	176,055	—	—

(1)	Historical exercise prices have been adjusted to reflect the 1-for-10 consolidation of NNC’s issued and outstanding common shares effective December 1, 2006.
(2)	The market value is computed by multiplying the closing market price of NNC’s common shares on the NYSE on December 31, 2007 ($15.09), by the number of shares or units held.
(3)	The number of unearned performance stock units is based on a threshold payout of 50% of award.
(4)	100,000 options will vest on each of November 15, 2008, November 15, 2009 and November 15, 2010.
(5)	45,300 restricted stock units will vest on each of November 15, 2008, November 15, 2009 and November 15, 2010.
(6)	41,875 options will vest on each of June 14, 2008, June 14, 2009 and June 14, 2010.
(7)	Performance stock units will vest on December 31, 2008.
(8)	67,250 options will vest on each of March 21, 2008, March 21, 2009, March 21, 2010 and March 21, 2011.
(9)	Canadian grant issued with an exercise price of CAN$29.90. Table reflects equivalent U.S. Dollar exercise price converted using the March 21, 2007 Bank of Canada noon rate of exchange of US$1.00 = CAN$1.1578.
(10)	Performance stock units will vest on December 31, 2009.
(11)	16,200 restricted stock units will vest on each of November 15, 2008, November 15, 2009, November 15, 2010, November 15, 2011 and November 15, 2012.
(12)	2,500 options will vest on each of December 19, 2008 and December 19, 2009.
(13)	Canadian grant issued with an exercise price of CAN$37.40. Table reflects equivalent U.S. Dollar exercise price converted using the December 19, 2005 Bank of Canada noon rate of exchange of US$1.00 = CAN$1.1634.
(14)	4,734 restricted stock units will vest on December 19, 2008.
(15)	5,000 options will vest on each of June 14, 2008, June 14, 2009 and June 14, 2010.
(16)	Canadian grant issued with an exercise price of CAN$23.60. Table reflects equivalent U.S. exercise price converted using the June 14, 2006 Bank of Canada noon rate of exchange of US$1.00 = CAN$1.1122.
(17)	3,833 restricted stock units will vest on June 14, 2008 and 3,834 restricted stock units will vest on June 14, 2009.
(18)	6,775 options will vest on each of March 21, 2008, March 21, 2009, March 21, 2010 and March 21, 2011.
(19)	4,500 restricted stock units will vest on each of March 21, 2008, March 21, 2009 and March 21, 2010.
(20)	25,000 options will vest on September 7, 2008 and 25,000 options will vest on May 1, 2009. Accelerated vesting of final tranche of options due to retirement.
(21)	Canadian grant issued with an exercise price of CAN$37.80. Table reflects equivalent U.S. Dollar exercise price converted using the September 7, 2005 Bank of Canada noon rate of exchange of US$1.00 = CAN$1.1863.
(22)	Option term shortened due to change in employment status.
(23)	16,666 restricted stock units will vest on September 7, 2008.
(24)	6,667 restricted stock units will vest on June 14, 2008. The settlement of the remaining outstanding restricted stock units will be accelerated on a prorated basis with 5,845 restricted stock units settling on May 1, 2009 and the outstanding balance of 822 expiring on May 1, 2009.
(25)	Performance stock units will vest on December 31, 2008. Due to retirement a pro-rata settlement contingent on the achievement of the performance criteria will be made upon vest.
(26)	6,250 options will vest on each of June 14, 2008, June 14, 2009 and June 14, 2010.
(27)	22,500 restricted stock units will vest on each of June 14, 2008 and June 14, 2009.
(28)	12,500 options will vest on each of March 21, 2008, March 21, 2009, March 21, 2010 and March 21, 2011.
(29)	8,333 restricted stock units will vest on each of March 21, 2008 and March 21, 2009 and 8,334 restricted stock units will vest on March 21, 2010.
(30)	18,750 options will vest on each of September 7, 2008 and September 7, 2009.
(31)	10,000 restricted stock units will vest on September 28, 2008.
(32)	6,250 options will vest on each of June 14, 2008, June 14, 2009 and June 14, 2010.
(33)	5,833 restricted stock units will vest on June 14, 2008 and 5,834 restricted stock units will vest on June 14, 2009.

(34) 9,600 options will vest on each of March 21, 2008, March 21, 2009, March 21, 2010 and March 21, 2011.

(35)	6,400 restricted stock units will vest on each of March 21, 2008, March 21, 2009 and March 21, 2010.
(36)	12,500 options will vest on each of December 9, 2008 and December 9, 2009.
(37)	11,000 restricted stock units will vest on December 9, 2008.
(38)	5,000 options will vest on each of June 14, 2008, June 14, 2009 and June 14, 2010.
(39)	3,833 restricted stock units will vest on June 14, 2008 and 3,834 restricted stock units will vest on June 14, 2009.
(40)	9,600 options will vest on each of March 21, 2008, March 21, 2009, March 21, 2010 and March 21, 2011.
(41)	6,400 restricted stock units will vest on each of March 21, 2008, March 21, 2009 and March 21, 2010.
(42)	18,750 options will vest on September 7, 2008. The last tranche will expire unvested on severance end date.
(43)	10,000 restricted stock units vest on September 28, 2008.
(44)	6,250 options will vest on June 14, 2008. The remaining unvested options will expire on severance end date.
(45)	5,833 restricted stock units will vest on June 14, 2008. The remaining unvested restricted stock units will expire on severance end date.
(46)	9,600 options will vest on each of March 21, 2008 and March 21, 2009. The remaining unvested options will expire on severance end date.
(47)	6,400 restricted stock units will vest on each of March 21, 2008 and March 21, 2009. The remaining unvested restricted stock units will expire on severance end date.
(48)	18,750 options will vest on November 22, 2008. The remaining unvested options will expire on severance end date.
(49)	10,000 restricted stock units will vest on November 22, 2008.
(50)	6,250 options will vest on June 14, 2008. The remaining unvested options will expire on severance end date.
(51)	5,833 restricted stock units will vest on June 14, 2008. The remaining unvested restricted stock units will expire on severance end date.

Option Exercises and Stock Vested in Fiscal Year 2007

The following table sets forth information regarding the vesting of restricted stock units during the 2007 fiscal year for each of the named executive officers on an aggregated basis. None of the named executive officers exercised any options to purchase common shares during the 2007 fiscal year.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)

M.S. Zafirovski	—	—	45,300	832,614	(1)
P.S. Binning	—	—	—	—
D.W. Drinkwater	—	—	3,833	96,937	(2)
	—	—	4,733	74,308	(3)
P.W. Currie	—	—	6,666	168,583	(2)
	—	—	16,667	282,339	(4)
D.J. Carey	—	—	22,500	569,025	(2)
R.S. Lowe	—	—	5,833	147,517	(2)
	—	—	10,000	169,800	(5)
J.J. Hackney, Jr.	—	—	3,833	96,937	(2)
	—	—	11,000	186,120	(6)
S.F. Slattery	—	—	5,833	147,517	(2)
	—	—	10,000	169,800	(5)
D.C. Joannou	—	—	5,833	147,517	(2)
	—	—	10,000	169,500	(7)

(1)	Based on November 15, 2007 NYSE market close price of $18.38.
(2)	Based on June 14, 2007 NYSE market close price of $25.29.
(3)	Based on December 19, 2007 NYSE market close price of $15.70.
(4)	Based on September 7, 2007 NYSE market close price of $16.94.
(5)	Based on September 28, 2007 NYSE market close price of $16.98.
(6)	Restricted stock units vested Sunday December 9, 2007. Based on December 7, 2007 NYSE market close price of $16.92.
(7)	Restricted stock units vested on November 22, 2007. Due to market holiday, settlement based on November 21, 2007 NYSE market close price of $16.95.

Pension Benefits for Fiscal Year 2007

The following table sets forth certain information regarding each plan that provides for pension benefits to the named executive officers at, following, or in connection with retirement.

		Number of
		Years	Present Value of		Payments
		Credited	Accumulated		During Last
		Service	Benefit		Fiscal Year
Name	Plan Name	(#)	($)(1)		($)

M.S. Zafirovski	Special Pension Benefit Arrangement	1.96	1,389,110	(2)	—
P.S. Binning	—	—	—		—
D.W. Drinkwater	—	—	—		—
P.W. Currie	—	—	—		—
D.J. Carey	Nortel Networks Retirement Income Plan	2	15,228	(3)
	Nortel Networks Restoration Plan	2	20,252	(3)
R.S. Lowe	Nortel Networks Retirement Income Plan	11	327,945	(3)	—
	Nortel Networks Restoration Plan	11	606,634	(3)	—
	Nortel Networks Managerial and Non-Negotiated Pension Plan	16.83	702,869	(4)	—
	Nortel Networks Excess Plan	16.83	786,895	(4)	—
	Nortel Networks Transitional Retirement Allowance Plan	16.83	108,938	(4)	—
J.J. Hackney, Jr.	—	—	—		—
S.F. Slattery	Nortel Networks Retirement Income Plan	12	179,595	(3)	—
	Nortel Networks Restoration Plan	12	375,088	(3)	—
	Nortel Networks Managerial and Non-Negotiated Pension Plan	9.50	302,967	(4)	—
	Nortel Networks Excess Plan	9.50	198,202	(4)	—
	Nortel Networks Transitional Retirement Allowance Plan	9.50	—	(4)	—
D.C. Joannou	Nortel Networks Retirement Income Plan	14	100,076	(3)	—
	Nortel Networks Restoration Plan	14	226,461	(3)	—

(1)	In accordance with CSA Staff Notice 51-314 — Retirement Benefits Disclosure, the present value of accumulated benefits are estimated amounts based on assumptions, which represent contractual entitlements that may change over time. The method used to determine such estimated amounts will not be identical to the method used by other issuers and, as a result, the figures may not be directly comparable across companies. For the underlying assumptions for the Company’s defined benefit plans, see note 8, “Employee benefit plans” to the accompanying audited consolidated financial statements.
(2)	Mr. Zafirovski is eligible for a special pension benefit. He is entitled to a pension of $355,000 per year after five years of service. The pension is to commence at age 60 and is payable as a joint and survivor 60% annuity. As Mr. Zafirovski was hired on October 17, 2005, he had accrued 1.96 years as at the plan measurement date of September 30, 2007. The accumulated benefit is based on the ratio of this period of service to five years. The present value represents this portion of the benefit discounted from the date of commencement back to September 30, 2007, based on a discount rate of 5.56% and post retirement mortality based on the RP2000 Table Projected to 2016.
(3)	The following assumptions were used in the calculations of the present value of accumulated benefits under the Nortel Networks Retirement Income Plan and the Nortel Networks Restoration Plan: Assumed retirement age: pension benefits are assumed to begin at each participant’s earliest unreduced retirement age, age 65; Discount rate: the applicable discount rates are 5.92% as of September 30, 2006 and 6.26% for the Nortel Networks Retirement Income Plan and 6.07% for the Nortel Networks Restoration Plan as of September 30, 2007; Future interest crediting rate assumption: Cash Balance amounts are projected to the assumed retirement age based on the future investment crediting rate assumptions of 6.00% as of September 30, 2006 and 5.50% as of September 30, 2007; Pension Service Plan (PSP) amounts are projected to the assumed retirement age based on the future investment crediting rate plan provision of 6.00%. These rates are used in conjunction with the discount rate to estimate the present value amounts.
(4)	The following assumptions were used in the calculations of the present value of accumulated benefits: Discount rate: the applicable discount rates are 5.61% for our Nortel Networks Managerial and Non-Negotiated Pension Plan Part I, 5.60% for the Nortel Networks Excess Plan, 5.42% for our Nortel Networks Transitional Retirement Allowance Plan and 5.56% for our Special Pension Benefit Arrangement; Consumer Price Index: 2.50%; Annual increases of 3.50% to the Income Tax Act (Canada), or ITA, maximum after 2009; Mortality Table: RP2000 Table Projected to 2016. The earliest age the member can retire without benefit reduction has been used as the assumed retirement age. A retirement age of 60 has been used for the Managerial and Non-Negotiated Pension Plan and the Excess Plan for Part I members and an assumed retirement age of 65 has been used for the Transitional Retirement Allowance Plan.

Nortel maintains various employee pension plans in the U.S. and Canada. The following descriptions relate to defined benefit pension plans in which the named executive officers participate. Mr. Zafirovski is eligible for a special lifetime annual pension benefit, as described under “— Material Terms of Employment Agreements and Arrangements with Named Executive Officers”. Messrs. Binning, Currie and Hackney elected to not participate in any of the Nortel pension plans. Messrs. Zafirovski and Drinkwater do not participate in the Nortel defined benefit pension plans.

Nortel Networks Retirement Income Plan

We maintain a defined benefit pension plan, the Retirement Income Plan, for eligible employees, including executives, who are employed by NNI and other Nortel controlled group members that are located in the U.S. Plan participants receive benefits determined under one of two formulas, depending on elections made by the plan participant: the Pension

Service Plan, or PSP, formula or the Cash Balance Plan formula. Mr. Carey participates in the Cash Balance Plan and Messrs. Lowe, Slattery and Joannou participate in the PSP.

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

If age + service years is	The percentage credit for the year is

45 or less	2%
46 — 55	5%
56 — 65	9%
66 — 75	13%
76 or more	20%

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

Effective May 1, 2000, Nortel established the Cash Balance Plan, a defined benefit pension formula, based on pay credits and interest credits. The Cash Balance Plan formula provides a monthly credit equal to 4% of eligible earnings, with interest being credited monthly based on the month’s starting balance. Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions earned prior to retirement or other termination of employment. An employee becomes fully vested after completing two years of vesting service.

Normal retirement age is 65. An employee is eligible for early retirement on or after his or her 55th birthday, subject to satisfaction of the vesting requirement. The PSP and Cash Balance Plan benefits can be paid in a lump sum or as an actuarially equivalent annuity.

Nortel Networks Restoration Plan

U.S. employees, including executives, may also participate in the Restoration Plan. Messrs. Carey, Lowe, Slattery and Joannou participate in the Restoration Plan. The Restoration Plan is a non-qualified deferred compensation plan. The purpose of the Restoration Plan is to provide pension benefits in cases where the compensation exceeds the limitations placed by federal laws on compensation amounts that may be included under a qualified pension plan ($225,000 in 2007) as well as limitations on the total benefit that may be paid from such plans. Pension benefits that are based on compensation amounts below the limit are provided under our Retirement Income Plan and are funded through a qualified pension trust. Pension benefits applicable to compensation that exceeds federal limitations and pension benefits in excess of the limitations on total benefits are paid from our Restoration Plan, and are funded from NNI’s general assets. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Restoration Plan are identical to the participant’s tax-qualified plan benefit under the Retirement Income Plan.

Nortel Networks Managerial and Non-Negotiated Pension Plan

We maintain the Nortel Networks Managerial and Non-Negotiated Plan or the Managerial and Non-Negotiated Plan, a defined benefit pension plan, for eligible employees, including executives, in Canada. The Managerial and Non-Negotiated Plan has two different formulas, called Part I and Part II. An employee becomes fully vested after completing two years of pensionable service. Normal retirement age is 65. Messrs. Lowe and Slattery participate in the Nortel Canada Part I formula, as a result of their prior Canadian service.

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

If age + service years is	The percentage credit for the year is

45 or less	2%
46 — 55	5%
56 — 65	9%
66 — 75	13%
76 or more	20%

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

Nortel Networks Excess Plan

Employees, including executives, participating in our Managerial and Non-Negotiated Plan Part I and Part II may also participate in the Nortel Networks Excess Plan or Excess Plan. Messrs. Lowe and Slattery participate in the Excess Plan. The Excess Plan is a non-registered plan under Canadian tax laws. The ITA limits the amount of pension that may be paid under a registered pension plan. Pension benefits in amounts below the ITA limit are paid from a registered pension plan, the Managerial and Non-Negotiated Plan, which is funded through a pension trust. Pension benefits that exceed the ITA limits are paid from the Excess Plan, and are funded from NNL’s general assets and the general assets of Nortel Networks Technology Corporation, an affiliate of the Company. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Excess Plan are identical to the participant’s registered benefit under the Managerial and Non-Negotiated Plan Part I and Part II.

Nortel Networks Transitional Retirement Allowance Plan

The purpose of our Nortel Networks Transitional Retirement Allowance Plan, or TRA Plan, is to recognize the long service of our employees, including executives, who retire under Part I of the Managerial and Non-Negotiated Plan. The TRA Plan is a non-registered plan under Canadian tax laws. The benefits under the TRA Plan are provided for out of the Company’s operating income. Messrs. Lowe and Slattery participate in the TRA Plan.

This benefit is payable to a member only upon retirement and who is eligible and elects to receive an immediate pension. A ‘member’ means an individual who retires under Part I after completing four or more years of continuous service and whose membership has not been terminated. The TRA Plan is calculated based on two components: (i) a lump sum amount based on age and service calculated according to several tables; and (ii) an earnings and service formula. A member may elect to receive payment as a lump sum, or monthly payments, or in a combination of a lump sum and monthly payments.

Nonqualified Deferred Compensation for Fiscal Year 2007

The following table sets forth certain information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

	Executive	Registrant		Aggregate		Aggregate	Aggregate
	contributions	contributions		earnings		withdrawals/	balance
	in last FY	in last FY		in last FY		distributions	at last FYE
Name	($)	($)		($)		($)	($)

M.S. Zafirovski	—	—		—		—	—
P.S. Binning	—	—		—		—	—
D.W. Drinkwater	—	—		—		—	—
P.W. Currie	—	—		—		—	—
D.J. Carey	—	—		—		—	—
R.S. Lowe	—	—		72,301	(1)	—	1,959,578	(1)
J.J. Hackney, Jr.	—	25,299	(2)	1,263	(2)	—	37,326	(2)
S.F. Slattery	—	—		3,054	(1)	—	115,551	(1)
D.C. Joannou	—	—		—		—	—

(1)	Amounts represent participation in the Nortel Networks U.S. Deferred Compensation Plan.
(2)	Amounts represent participation in the Nortel Networks Long-Term Investment Restoration Plan, which is a non-tax qualified plan. The Nortel Networks Long-Term Investment Plan is a tax qualified plan. The Long-Term Investment Restoration Plan is intended to provide employees with the portion of the matching contribution, if any, which cannot be made under the Nortel Networks Long-Term Investment Plan because of the compensation limitations of Section 401(a)(17) of the Code. The Company contributions to the Long-Term Investment Restoration Plan disclosed in the Nonqualified Deferred Compensation Table were made by the Company as matching contributions with respect to Mr. Hackney’s contributions to the Nortel Networks Long-Term Investment Plan and could not be made by the Company under the Nortel Networks Long-Term Investment Plan because of the compensation limits of Section 401(a)(17) of the Code. This amount is also reported in the Summary Compensation Table.

Nortel Networks U.S. Deferred Compensation Plan

Eligibility to participate in the U.S. Deferred Compensation Plan, or DCP, is limited to our U.S.-based employees above a certain compensation threshold. The threshold is $174,000, which is comprised of base salary plus a percentage of annual bonus. Participants may defer up to 80% of their base salary, 95% of Incentive Plan awards and up to 95% of commissions. The minimum annual deferral is $5,000.

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

To help meet our obligations under the DCP, Nortel purchased two life insurance products from Nationwide Life Insurance Company or Nationwide. The selected funds are wrapped within the life insurance products provided by Nationwide. Nationwide selects the funds that go into each product. Nortel has selected two of these products for the DCP — Nationwide Best of America Corporate Variable Universal Life and Nationwide Best of America Future Corporate Variable Universal Life. Nationwide reviews the fund offerings and manager on a regular basis and makes changes or adds funds within each product to continue to offer the most competitive investment options for its clients. We decided to include all of the investment options offered within each product to participants for notional investment under the DCP. There is an annual review of the funds in the DCP.

Messrs. Lowe and Slattery participate in the DCP. In 2007, Mr. Lowe allocated his account to 27 of the 104 investment funds offered. The 2007 average rate of return applicable to the 27 funds was 7.89%. Mr. Slattery allocated his account to 4 of the 104 investment funds offered. The 2007 average rate of return applicable to the 4 funds was 2.06%.

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

Nortel Networks Long-Term Investment Restoration Plan

Our Nortel Networks Long-Term Investment Restoration Plan, or LTI Restoration Plan, is intended to provide employees with the portion of the matching contribution, if any, which cannot be made under the Nortel Networks Long-Term Investment Plan, or Investment Plan, because of the compensation limitations of Section 401(a)(17) of the Code. The LTI Restoration Plan is an unfunded and non-tax qualified pension plan.

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

Eligible compensation under the LTI Restoration Plan is the annual compensation of a participant that would otherwise be recognized under the Investment Plan for contribution purposes but without regard to the limit on compensation under Section 401(a)(17) of the Code, which was a $225,000 limit in 2007. The eligible compensation under the LTI Restoration Plan includes base pay, overtime pay, sales commissions, merit cash, promotion cash, career development cash, skill block awards, lead pay, shift differential and specific bonuses listed in the plan document.

For each plan year in which an eligible employee makes an employee contribution, the Company will contribute a matching amount to his or her account equal to the excess of (a) 100% of such active participant’s employee contribution up to a maximum of 6% of an active participant’s eligible compensation, over (b) the maximum matching company contribution made on his or her behalf under the Investment Plan for the applicable plan year. Matching contributions are added to an employee’s account at or about the time such contributions are made to the Investment Plan.

All accounts under the LTI Restoration Plan are credited with notional investment earnings in amounts and at times as determined by the plan administrator based on the actual returns of the funds. The notional investment funds available under the LTI Restoration Plan mirror the 16 funds offered by the Investment Plan. Mr. Hackney currently participates in the LTI Restoration Plan. In 2007, Mr. Hackney allocated his account to 4 of the 16 investment funds offered. The 2007 average rate of return applicable to the 4 funds was 9.63%.

The payment option for the LTI Restoration Plan is a lump sum payment. Participants are required to take a lump sum distribution at six months after termination. A lump sum is paid out immediately to the designated beneficiary upon death of participant.

Potential Payments upon Termination or Change in Control

CIC Plan

The purpose of the Change in Control Plan, or CIC Plan, is to reinforce and encourage the continued attention and commitment of specified executives to their respective duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control. The material terms of the CIC Plan are described below.

Change in Control

For purposes of the CIC Plan, a change in control is deemed to occur if:

•	any person or group acquires beneficial ownership of securities of NNC representing more than 20% of the outstanding securities entitled to vote in the election of directors of NNC, other than in connection with a “permitted business combination” (as defined in the CIC Plan);
•	NNC participates in a business combination, including, among other things, a merger, amalgamation, reorganization, sale of all or substantially all of its assets, or plan of arrangement, unless: (i) the business combination only involves NNC, and one and more affiliated entities; or (ii) following the completion of all steps involved in the transaction or transactions pursuant to which the business combination is effected, NNC’s common shareholders beneficially own, directly or indirectly, more than 50% of the then-outstanding voting shares of the entity resulting from the business combination (or of the person that ultimately controls such entity, whether directly or indirectly) and at least a majority of the members of the board of directors of the entity resulting from the business combination (or the person that ultimately controls such entity, whether directly or indirectly) were members of the board of directors of NNC when the business combination was approved or the initial agreement in connection with the business combination was executed;

•	the persons who were directors of NNC on the effective date of the CIC Plan (or the incumbent directors) cease (for reasons other than death or disability) to constitute at least a majority of the board of directors of NNC; provided, that any person who was not a director on the effective date of the CIC Plan shall be deemed to be an incumbent director if such person was elected or appointed to the board of directors of NNC by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualify as incumbent directors, unless such election, appointment, recommendation or approval was the result of any actual or publicly threatened proxy contest for the election of directors; or
•	any other event occurs which the board of directors of NNC determines in good faith could reasonably be expected to give rise to a change in control, resulting from situations such as: (i) any person acquiring a significant interest in Nortel; or (ii) the election of a person to a Nortel board in circumstances in which management has not solicited proxies in respect of such decision.

Termination Due to Change in Control

The CIC Plan provides that if the Company terminates a participant’s employment without cause within a period commencing 30 days prior to the date of a change in control of the Company and ending 24 months after the date of a change in control of the Company, or the participant resigns for good reason (including, among other things, a reduction in overall compensation, geographic relocation or reduction in responsibility, in each case without the consent of the participant) within 24 months following the date of a change in control of the Company, the participant will be entitled to certain payments and benefits, including:

•	the payment of an amount equal to three times (in the case of the chief executive officer) and two times (in the case of tier 1 executives) of the participant’s annual base salary;
•	the payment of an amount equal to 300% (in the case of the chief executive officer) and 200% (in the case of tier 1 executives) of the participant’s target annual incentive bonus; and
•	subject to the provisions of any stock incentive plan that are contrary to the CIC Plan and which cannot be waived or amended by the Company:

•	accelerated vesting of all unvested stock options held immediately prior to the termination date for both the chief executive officer and tier 1 executives in accordance with the applicable stock incentive plan, provided that no award under the SIP become vested earlier than the first anniversary date of the effective date of such award;
•	continued ability to exercise vested stock options during the period ending on the third year anniversary of the termination date for the chief executive officer and during the period ending on the two year anniversary of the termination date for tier 1 executives; and
•	all unvested restricted stock units, performance stock units or other stock based incentive awards that are outstanding immediately prior to the termination date, other than stock options, (i) granted on or after June 1, 2007 deemed to have vested on a pro rata basis as of the termination date and (ii) granted prior to June 1, 2007 deemed to have fully vested based on 100% of unvested target amount; provided that payment in settlement of any such restricted stock units, performance stock units or other stock based incentive awards shall be in cash, shares or a combination thereof in accordance with the applicable settlement provisions of the CIC Plan, the applicable stock incentive plan and/or the instrument of award for the particular award.

Additionally, participants under the CIC Plan will also be entitled to the following in the event of termination due to change in control:

•	outplacement counseling services of a firm chosen from time to time by the participant, for a period not to exceed 18 months after the payment date;
•	maintenance of coverage for the maximum extended reporting period available under any directors’ and officers’ liability insurance that is in place on the termination date, in the event that such policy is cancelled or not renewed;
•	during the period ending on the three year anniversary of the termination date for the chief executive officer, and the two year anniversary of the termination date for tier 1 executives, continued coverage under each of the Nortel life insurance, medical, dental, health and disability plans or arrangements in which the specified executive was entitled to participate immediately prior to the earlier of the termination date or the change in control date at a cost to the executive no greater than the actual amount that the executive paid or would have paid for such coverage immediately prior to the earlier of the termination date or the change in control date and otherwise in accordance with the terms of such plans and arrangements as in effect immediately prior to the earlier of the termination date or the change in control date, provided that certain conditions are satisfied; and

•	if a specified executive participates in any deferred compensation, pension or supplementary retirement plans offered by Nortel, then upon such specified executive’s termination due to change in control, and except as otherwise specifically provided in the CIC Plan, such executive shall be entitled to payments under such plans in accordance with the terms of each such plan.

Potential Payments under the CIC Plan

If a change in control had occurred on December 31, 2007 and the employment of the named executive officer terminated as a result, the following payments to the named executive officers would have been required under the CIC Plan. Messrs. Currie, Slattery and Joannou were not serving as executive officers as of December 31, 2007.

							Health
				Stock			Benefits
		Salary	Bonus	Options	RSUs	PSUs	Coverage	Other	Total
Name	Tier	($)(1)	($)(2)	($)(3)(4)	($)(4)(5)	($)(4)(6)	($)(7)	($)(8)	($)

M.S. Zafirovski(9)	CEO	3,818,822	5,728,233	—	2,050,731	1,705,170	75,000	20,000	13,397,956
P.S. Binning(9)	1	1,272,829	1,272,829	—	—	—	50,000	20,000	2,615,658
D.W. Drinkwater	1	1,024,972	819,977	—	187,131	173,535	50,000	20,000	2,275,615
D.J. Carey	1	1,100,000	1,100,000	—	679,050	264,075	50,000	20,000	3,213,125
R.S. Lowe	1	1,000,000	1,000,000	—	326,955	264,075	50,000	20,000	2,661,030
J.J. Hackney, Jr.(9)	1	900,000	900,000	—	945,645	173,535	50,000	20,000	2,989,180

(1)	Salary payout is equivalent to three times annual salary for Mr. Zafirovski as President and Chief Executive Officer and two times annual salary for other named executive officers as Tier 1 executives. Mr. Zafirovski’s annual salary of CAN$1,366,120, Mr. Binning’s annual salary of CAN$683,000 and Mr. Drinkwater’s annual salary of CAN$550,000 have been converted to U.S. Dollars using the 2007 average exchange rate of US$1.00 = CAN$1.0732.
(2)	Bonus payout is equivalent to 300% of the annual bonus that Mr. Zafirovski would have been entitled to as Chief Executive Officer and to 200% of the annual bonus that each of the other named executive officers would have been entitled to as tier 1 executives. Bonus entitlement converted to U.S. Dollars using the 2007 average exchange rate of US$1.00 = CAN$1.0732.
(3)	Calculated as the intrinsic value per option, multiplied by the number of options that become immediately vested upon change in control. The intrinsic value per option is calculated as the excess of the closing market price on NYSE on December 31, 2007 of $15.09 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purpose of this calculation.
(4)	The following number of options, restricted stock units and performance stock units would have immediately vested upon change of control, excluding all options, restricted stock units and performance stock units granted less than one year prior to December 31, 2007:

	Number of Options	Number of RSUs	Number of PSUs
Name	(#)	(#)	(#)

M.S. Zafirovski	425,625	135,900	113,000
P.S. Binning	—	—	—
D.W. Drinkwater	20,000	12,401	11,500
D.J. Carey	18,750	45,000	17,500
R.S. Lowe	56,250	21,667	17,500
J.J. Hackney, Jr.	40,000	18,667	11,500

(5)	Calculated as the intrinsic value per restricted stock unit, multiplied by the number of restricted stock units that become immediately vested. The intrinsic value per restricted stock unit is determined based on the closing market price on NYSE on December 31, 2007 of $15.09.
(6)	Calculated as the intrinsic value per performance stock unit, multiplied by the number of performance stock units that become immediately vested. The intrinsic value per performance stock unit is determined based on the closing market price on NYSE on December 31, 2007 of $15.09.
(7)	Based on an estimated annual cost of $25,000. Mr. Zafirovski’s payout is based on three year coverage as provided for the chief executive officer under the CIC Plan. Payout for the remaining named executive officers is based on two year coverage as defined under tier 1 executives under the CIC Plan.
(8)	Other coverage includes outplacement counseling estimated at a cost of $20,000 per named executive officer.
(9)	Payment to Mr. Zafirovski under his employment agreement would make him ineligible for these payments and benefits under the CIC Plan. Payment to Messrs. Binning and Hackney of these CIC Plan benefits would make them ineligible for the payments and benefits under their respective employment agreements.

Employment Agreements

In addition to the CIC Plan, Nortel has agreed to termination provisions with respect to Messrs. Zafirovski, Binning, Carey and Hackney. Additional details of the employment agreements of Messrs. Zafirovski, Binning, Carey and Hackney are described under “— Summary Compensation Table for Fiscal Year 2007 — Material Terms of Employment Agreements and Arrangements with Named Executive Officers”.

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

In addition, in the event any Incentive Plan payment is made to key employees of Nortel in the year of such separation, Mr. Zafirovski is entitled to a pro-rata Incentive Plan payment at target. The foregoing payments and benefits will not be provided to Mr. Zafirovski if his separation of employment arises out of termination for cause, as that term is defined in the CIC Plan. All payments and benefits are conditional on Mr. Zafirovski’s execution of a separation agreement. If payments are made to Mr. Zafirovski under this provision of his employment agreement, he will be ineligible for the payments and benefits under the CIC Plan as described above.

Mr. Binning

Mr. Binning’s employment agreement provides that in the event Nortel initiates his separation of employment or he initiates his separation of employment for Good Reason (as defined in the CIC Plan) he will be provided in lieu of any other payment or benefit with the following:

•	the equivalent of no less than 18 months base salary paid bi-weekly; and
•	the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 18 months following employment termination and active employee rates.

All of the new hire restricted stock units granted to Mr. Binning will continue to vest for 18 months following employment termination and, immediately prior to the end of this severance period, all of the unvested new hire restricted stock units will immediately vest. The foregoing payments and benefits will not be provided to Mr. Binning if his separation of employment is for Cause (as defined in the CIC Plan). All payments and benefits are conditional on Mr. Binning’s execution of a separation agreement. If payments are made to Mr. Binning under the CIC Plan as described above, he will be ineligible for the payments and benefits under this provision of his employment agreement.

Mr. Carey

Mr. Carey’s employment agreement provides that if Nortel initiates Mr. Carey’s separation of employment or if he initiates his separation of employment because his responsibilities or authority are involuntarily changed or not substantially equivalent to his current role, Mr. Carey will be provided in lieu of any other payment or benefit with the following:

•	the equivalent of 24 months base salary paid bi-weekly; and
•	the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 24 months following employment termination at active employee rates.

The foregoing payments and benefits will not be provided to Mr. Carey if his separation of employment arises out of conduct and/or inaction by Mr. Carey that are not in the best interest of Nortel. All payments and benefits are conditional on Mr. Carey’s execution of a separation agreement.

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

The foregoing payments and benefits will not be provided to Mr. Hackney if his separation of employment arises out of conduct and/or inaction by Mr. Hackney that are not in the best interest of Nortel. All payments and benefits are conditional on Mr. Hackney’s execution of a separation agreement. If payments are made to Mr. Hackney under the CIC Plan as described above, he will be ineligible for the payments and benefits under this provision of his employment agreement.

Potential Payments under Employment Agreements

If involuntary termination of employment had occurred on December 31, 2007, the following payments would have been required under the respective employment agreements.

	Salary							Health
	Continuance	Base				Stock		Benefits
	Period	Salary		Bonus		Options	RSUs	Coverage	Total
Name	(# of Months)	($)		($)		($)(1)	($)(2)	($)(3)	($)

M.S. Zafirovski	24	2,545,881	(4)	3,818,822	(5)	—	2,050,731	50,000	8,465,434
P.S. Binning	18	954,622	(4)	—		—	1,222,290	37,500	2,214,412
D.J. Carey	24	1,100,000		—		—	930,540	50,000	2,080,540
J.J. Hackney, Jr.	18	750,000		—		—	474,837	37,500	1,262,337

(1)	The dollar value of stock options is calculated as the intrinsic value per stock option multiplied by the number of stock options that become vested. For stock options that become immediately vested on termination, the intrinsic value per stock option is determined based on the closing market price on NYSE on December 31, 2007 of $15.09. For stock options that continue to vest during the applicable salary continuance period, the intrinsic value per stock option is estimated based on the closing market price on NYSE on December 31, 2007 of $15.09. See “— Potential Payments under Equity Compensation Plans”. The following number of stock options would have vested if involuntary termination had occurred on December 31, 2007:

	Immediately Vest on	Vest During Applicable
	Termination	Salary Continuance Period
Name	(#)	(#)

M.S. Zafirovski	300,000	218,250
P.S. Binning	—	—
D.J. Carey	—	37,500
J.J. Hackney, Jr.	25,000	29,200

(2)	The dollar value of restricted stock units is calculated as the intrinsic value per stock option multiplied by the number of restricted stock units that become vested. For restricted stock units that become immediately vested on termination, the intrinsic value per restricted stock unit is determined based on the closing market price on NYSE on December 31, 2007 of $15.09. For restricted stock units that continue to vest during the applicable salary continuance period, the intrinsic value per restricted stock unit is estimated based on the closing market price on NYSE on December 31, 2007 of $15.09. See “— Potential Payments under Equity Compensation Plans”. The following number of restricted stock units would have vested if involuntary termination had occurred on December 31, 2007:

	Immediately Vest on	Vest During Applicable
	Termination	Salary Continuance Period
Name	(#)	(#)

M.S. Zafirovski	135,900	—
P.S. Binning	—	81,000
D.J. Carey	—	61,666
J.J. Hackney, Jr.	11,000	20,467

(3)	Based on an estimated annual cost of $25,000.
(4)	Mr. Zafirovski’s annual salary of CAN$1,366,120 and Mr. Binning’s annual salary of CAN$683,000 have been converted to U.S. Dollars using the 2007 average exchange rate of US$1.00 = CAN$1.0732.
(5)	Mr. Zafirovski’s bonus entitlement has been converted to U.S. Dollars using the 2007 average exchange rate of US$1.00 = CAN$1.0732.

Potential Payments under Equity Compensation Plans

For a description of the treatment of outstanding stock options, restricted stock units and performance stock units if a named executive officer is terminated, see “Equity-Based Compensation Plans”.

Director Compensation for Fiscal Year 2007

The following table sets forth information regarding the compensation of each non-employee director of the Company and NNC for the fiscal year ended December 31, 2007. Mr. Zafirovski, as our President and Chief Executive Officer, does not receive any compensation as a director of the Company or NNC. For information regarding the compensation of Mr. Zafirovski, see “— Summary Compensation Table for Fiscal Year 2007”.

					Change in Pension
					Value and
					Nonqualified
					Deferred
	Fees Earned or			Non-Equity	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Incentive Plan	Earnings	Compensation		Total
Name	($)(1)(2)(3)	($)	($)	Compensation ($)	($)	($)(4)		($)

J.H. Bennett	150,000	—	—	—	—	526	(5)	150,526
Dr. M. Bischoff	162,500	—	—	—	—	1,502	(6)	164,002
The Hon. J.B. Hunt, Jr.	165,000	—	—	—	—	2,415	(6)	167,415
Dr. K.M. Johnson	145,810	—	—	—	—	2,415	(6)	148,225
J.A. MacNaughton	185,000	—	—	—	—	526	(5)	185,526
The Hon. J.P. Manley	165,000	—	—	—	—	526	(5)	165,526
R.D. McCormick	177,500	—	—	—	—	2,415	(6)	179,915
C. Mongeau	150,000	—	—	—	—	526	(5)	150,526
H.J. Pearce	512,500	—	—	—	—	2,415	(6)	514,915
J.D. Watson	150,000	—	—	—	—	526	(5)	150,526

(1)	Each non-employee director of the Company and NNC may elect to receive all or a portion of compensation for services rendered as a member of the Nortel boards, any committees thereof, and as board or committee chair, in the form of share units, in cash or in a combination of share units and cash, under the DSC Plans. For a summary of the applicable director fees, see “— Directors’ Compensation Schedule”. The directors made the following elections for 2007:

	Election — Board,	Election — Long-Term
Director	Committee and Chair Fees	Incentive Fees

J.H. Bennett	100% share units	100% share units
Dr. M. Bischoff	100% share units*	100% share units
The Hon. J.B. Hunt, Jr.	100% share units	100% share units
Dr. K.M. Johnson	50% share units, 50% cash	100% share units
J.A. MacNaughton	100% share units	100% share units
The Hon. J.P. Manley	100% share units	100% share units
R.D. McCormick	100% share units	100% share units
C. Mongeau	100% share units	100% share units
H.J. Pearce	50% share units, 50% cash* 100% cash — board chair fees	100% share units
J.D. Watson	100% share units	100% share units

*	Prior to October 1, 2007, Dr. Bischoff elected to receive 50% of his 2007 compensation in the form of share units and effective October 1, 2007, he changed his election to receive 100% of his future compensation in the form of share units.

(2)	Share units are credited on a quarterly basis, and the number of share units received is equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars (as determined in accordance with the DSC Plans) of common shares on the last trading day of each quarter. Generally, share units are settled through open market purchases (net of taxes) on the fourth trading day following the release of NNC’s financial results after the director ceases to be a member of the applicable board, and each share unit entitles the holder to receive one common share. Nortel pays all administrative fees, including applicable brokers’ commissions, under the terms of the DSC Plans. Share units for the fiscal year ended December 31, 2007 were credited based on the following exchange rates and prices:

			Average of High and Low
			Prices for a Board Lot of
	Last Trading Day of	Bank of Canada Noon	Company Shares on NYSE
2007 Fiscal Quarter	Quarter	Rate of Exchange	(expressed in CAN$)

First quarter	March 30, 2007	US$1.00 = CAN$1.1529	$27.67
Second quarter	June 29, 2007	US$1.00 = CAN$1.0634	$25.81
Third quarter	September 28, 2007	US$1.00 = CAN$0.9963	$16.93
Fourth quarter	December 31, 2007	US$1.00 = CAN$0.9881	$15.14

(3)	The following table sets forth the number of share units received under the DSC Plans by each director during the fiscal year ended December 31, 2007 rounded down to the nearest whole number:

	Number of 2007		Number of 2007
	Share Units		Share Units
Director	(#)	Director	(#)

J.H. Bennett	7,763	Dr. M. Bischoff	6,858
The Hon. J.B. Hunt, Jr.	8,538	Dr. K.M. Johnson	5,733
J.A. MacNaughton	9,573	The Hon. J.P. Manley	8,538
R.D. McCormick	9,184	C. Mongeau	7,761
H.J. Pearce	5,887	J.D. Watson	7,761

For the aggregate number of outstanding share units held by each nominee director as of December 31, 2007, see “Board of Directors” in the Directors, Executive Officers and Corporate Governance section of this report.

(4)	All other compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2007 equal to US$1.00 = CAN$1.0732.
(5) Represents amounts paid by the Company for (i) life insurance premiums and (ii) taxes with respect to the life insurance premiums.

(6)	Represents amounts paid by the Company for (i) life insurance premiums and (ii) taxes with respect to the life insurance premiums and non-resident tax return preparation services.

Directors’ Compensation Schedule

The compensation of directors is considered on a combined basis in light of the overall governance structure of the Company and NNC. Director compensation is set solely on an annual fee basis (paid quarterly in arrears) and additional fees are not paid for board or committee meeting attendance. During 2007 directors of the Company and NNC, other than Mr. Zafirovski, were entitled to receive the following annual fees:

Annual NNL board retainer		$50,000
Annual committee membership retainer for serving on:
Nominating and governance committee of NNC		$12,500
Audit committee of NNC	$6,250	$12,500
Audit committee of NNL	$6,250
Compensation and human resources committee of NNC and NNL		$12,500
Pension fund policy committee of NNL		$12,500
Litigation committee of NNC		$12,500
Annual fee for the non-executive chair of the board of NNC	$180,000	$360,000
Annual fee for the non-executive chair of the board of NNL	$180,000
Annual retainer for chairing the:
Nominating and governance committee of NNC		$15,000
Audit committee of NNC	$17,500	$35,000
Audit committee of NNL	$17,500
Compensation and human resources committee of NNC and NNL		$15,000
Pension fund policy committee of NNL		$15,000
Litigation committee of NNC		$15,000
Annual NNL long-term incentive fee*		$75,000

*	On October 3, 2007, the Nortel boards approved an increase to the NNL long-term incentive fee from $75,000 to $125,000 per year payable quarterly effective January 2008.

Directors entitled to the above remuneration are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the Nortel boards or their committees or for performing services as directors.

Nortel maintains, at its cost, life insurance for directors, who are not salaried employees of NNC or the Company. Such insurance coverage is for CAN$100,000 while a director and CAN$75,000 following retirement at or after age 65 or, at any lesser age after ten years of board membership (including NNL board membership) at the discretion of the nominating and governance committee, Nortel will no longer maintain the life insurance benefit for active directors effective upon the election of directors at the annual meeting of shareholders of NNC to be held on May 7, 2008. Directors are not currently eligible for retirement compensation. In addition, as of December 2007, Nortel provides tax preparation services for non-resident non-employee directors.

Share Ownership Guidelines

Effective January 1, 2004, the boards of directors of the Company and NNC amended share ownership guidelines to require each non-employee director (other than the chair) to own, directly or indirectly, common shares having a fair market value of at least $300,000 within five years from the earlier of the date the director was first elected or appointed to the Nortel boards. The chair of the Nortel boards must own, directly or indirectly, common shares having a fair market value of at least $1,600,000 within five years from the earlier of the date he or she was first appointed as chair of the Nortel boards. Directors are expected to continue to comply with these share ownership guidelines during the balance of their tenures as directors. Each of the current non-employee directors of the Company and NNC have been a director for less than the five year threshold under the share ownership guidelines. Share units credited under the DSC Plans are included in the calculation of the number of common shares owned by a director for this purpose. See the information presented for each nominee director under “Board of Directors” in the Directors, Executive Officers and Corporate Governance section of this report.

Indemnification

Pursuant to indemnification agreements entered into between NNC and each non-employee director, NNC has agreed to indemnify and reimburse each director for any injury, losses, liabilities, damages, charges, costs, expenses, fines or settlement amount reasonably incurred by such director, including reasonable legal and other professional fees:

•	in connection with a claim, action, suit, application, litigation, charge, complaint, prosecution, assessment, reassessment, investigation, inquiry, hearing or other proceeding of any nature or kind whatsoever, whether civil, criminal, administrative or otherwise, made, asserted against or affecting such director or in which such director is required by law to participate or in which such director participates at NNC’s request or in which such director chooses to participate, if it relates to, arises from, or is based on such individual’s service as a director or officer of the Company or service as a director or officer of another entity at our request; or
•	otherwise related to, arising from or based on such individual’s service as a director or officer of Nortel or service as a director or officer of another entity at our request, except if such indemnification or reimbursement would be prohibited by the Canada Business Corporations Act, or any other applicable law.

For the purposes of the indemnification agreements, NNC has confirmed its request that each such director serve as a director of NNL.

Compensation committee interlocks and insider participation

The members of the compensation and human resources committee of the Nortel boards are Mr. McCormick (Chair), who was appointed to the committee effective January 18, 2005, Mrs. Bennett and Mr. Manley each of whom was appointed to the committee effective June 29, 2005, Dr. Bischoff who was appointed to the committee effective June 29, 2006 and Dr. Johnson who was appointed to the committee effective November 30, 2006. No changes to the membership of the compensation and human resources committee occurred during 2007. No member of the compensation and human resources committee was an officer (within the meaning of applicable United States securities laws) or employee of Nortel or any of its subsidiaries at any time during 2007.

No executive officer of Nortel serves on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Nortel boards.

Compensation committee report

The compensation and human resources committee of the boards of directors of the Company and NNC has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Regulation S-K Item 402(b). Based on such review and discussion, the compensation and human resources committee recommended to the boards of directors that the “Compensation Discussion and Analysis” be included in this proxy circular and proxy statement and in NNC’s Annual Report on Form 10-K for the year ended December 31, 2007.

This report has been submitted by J.H. Bennett, Dr. M. Bischoff, J.P. Manley, R.D. McCormick and Dr. K.M. Johnson as members of the compensation and human resources committee of the board of directors of the Company and NNC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity-Based Compensation Plans

Common Shares Issuable under Equity-Based Compensation Plans

The table below provides information as of December 31, 2007 under the SIP, the Nortel Networks Corporation 2000 Stock Option Plan, or the 2000 Plan, and the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated, or the 1986 Plan.

Number of common shares
	Number of common shares		remaining available for issuance
	issuable on exercise or settlement	Weighted average exercise price of	under equity compensation plans
	of outstanding options, RSUs and	outstanding options	(excluding common shares
Plan category	PSUs(1)(a)	($)(2)(b)	reflected in column (a))(1)(c)

Equity compensation plans approved by shareholders(3)	Options: 28,998,281 RSUs: 2,705,673 PSUs: 819,300	Options: $72.84	Options, RSUs and PSUs: 13,514,289(4)
Equity compensation plans not approved by shareholders(5)	Options: 492,654	Options: $352.73	—
Total	Options: 29,490,935 RSUs: 2,705,673 PSUs: 819,300	Options: $77.52	Options, RSUs and PSUs: 13,514,289(4)

(1)	RSUs means restricted stock units issued under the SIP and PSUs means performance stock units issued under the SIP.
(2)	Weighted average exercise price of options only. RSUs and PSUs do not have an exercise price. Each RSU and PSU entitles the holder thereof to receive one common share upon settlement thereof.
(3)	Consists of the SIP, the 2000 Plan and the 1986 Plan.
(4)	Includes common shares previously available for issuance under the 1986 Plan and 2000 Plan which became available for issuance under the SIP as of January 1, 2006. Of the 13,514,289 common shares remaining available for issuance under the SIP, only 5,371,576 remain available for issuance as RSUs and/or PSUs.
(5)	Plans that were assumed by Nortel in merger, consolidation or other acquisition transactions and under which no subsequent grants may be made. Common shares are issued from treasury to satisfy such awards.

NNC and its subsidiaries maintain other equity-based compensation plans for the benefit of directors, officers and other employees, which plans may involve the delivery of common shares that are purchased on the open market for immediate delivery to plan participants and, accordingly, do not dilute shareholders equity.

Common shares deliverable upon the exercise or settlement of awards issued under the SIP, 2000 Plan and 1986 Plan may be new shares issued from treasury or may be purchased in the open market or in private transactions. Currently, NNC issues shares from treasury upon the exercise of awards granted under the SIP, 2000 Plan and 1986 Plan and there are no plans to purchase shares in the open market or in private transactions.

Nortel 2005 Stock Incentive Plan

The SIP was approved by the board of directors of NNC on April 27, 2005, and approved by NNC shareholders at our combined 2004 and 2005 annual meeting. On January 1, 2006, in accordance with such approvals, the number of common shares available for grants under the 2000 Plan and the 1986 Plan, or the Prior Plan Shares, and the number of common shares subject to options outstanding under the 2000 Plan and the 1986 Plan, to the extent such options thereafter expire or terminate for any reason without the issuance of shares, were transferred to the SIP. No new awards were made under either the 2000 Plan or the 1986 Plan after December 31, 2005. On November 6, 2006, the SIP was amended and restated

in accordance with its terms in connection with the 1-for-10 consolidation of NNC’s common shares effective as of December 1, 2006.

On January 18, 2008, the board of directors of NNC amended the SIP to reflect amendments necessary to comply with Section 409A of the Code and certain other miscellaneous amendments, or the 409A Amendments. On February 22, 2008, the independent members of the board of directors of NNC further amended the SIP as follows:

•	to increase the number of common shares issuable under the SIP or the Share Increase Amendment, by 14 million;
•	to add certain additional types of amendments to the SIP or awards under it requiring shareholder approval, or the Amending Amendments; and
•	other amendments desirable to reflect current market practices or clarify or correct certain provisions of the SIP, or the Additional Amendments, and together with the Share Increase Amendments and the Amending Amendments, the 2008 Amendments.

As described under “Approval of Amendments to Nortel 2005 Stock Incentive Plan” in the 2008 Proxy, certain of the 2008 Amendments, in accordance with the rules of the TSX, the NYSE and the terms of the SIP, require approval by NNC’s shareholders.

Pursuant to certain of the Additional Amendments which do not require shareholder approval, the following amendments were made to the SIP: (i) amend the definition of “Market Value” in the SIP to remove reference to shares trading on the “composite tape” and replace with a reference to shares trading on the NYSE; (ii) amend the definition of “Performance Stock Unit” in the SIP to add, as a condition to vesting, that the attainment of the performance criteria determined by the CHRC may be graduated such that different percentages, which may be greater or lesser than 100%, of the performance stock units will become vested depending on the extent of the satisfaction of the performance criteria and (iii) amend the exercise provision for SARs giving the CHRC the ability to determine, at the time of granting the SARs, that if a participant does not exercise their stand-alone SARs within 30 days after vesting, such stand-alone SARs shall be settled 30 days after vesting.

The SIP is administered by the CHRC, all members of which are independent directors. The CHRC is authorized to select those key employees who will receive awards and, consistent with the provisions of the SIP, the terms and conditions of such awards. Non-employee directors of the Nortel boards are not eligible to participate in the SIP. No awards may be made under the SIP after the tenth anniversary of the effective date of the SIP, April 27, 2015. As of February 7, 2008, the number of employees eligible to receive awards under the SIP was approximately 25,200.

Common Shares Available for Issuance under the SIP

As at February 19, 2008, a maximum of 14 million common shares, including the Prior Plan Shares, (representing 3.2% of common shares outstanding on February 19, 2008) were available for issuance under the SIP. In addition, common shares subject to options outstanding under the 1986 Plan and the 2000 Plan are available for issuance under the SIP if they expire, are surrendered, cancelled or otherwise terminated without the issuance of common shares. Of such aggregate maximum number of common shares under the SIP, the maximum aggregate number of common shares available for awards of restricted stock units and/or performance stock units is limited to 9.5 million shares. As at February 19, 2008, a maximum of 5.4 million restricted stock units and/or performance stock units are available for awards under the 9.5 million limit and the maximum aggregate number of common shares available for awards of incentive stock options (within the meaning of the Code) is limited to 12.2 million shares. The aggregate maximum number of common shares issuable under the SIP to an individual during any five year period is limited to 2.5 million common shares issuable in respect of stock options and/or SARs and 1.5 million common shares in respect of restricted stock units and/or performance stock units.

The number of common shares issuable to insiders of NNC (as defined in the TSX rules) under the SIP and all other security-based compensation arrangements (also as defined in the TSX rules) of NNC may not exceed 10% of the issued and outstanding common shares and the number of common shares issued to such insiders within any one year under all such security-based compensation arrangements may not exceed 10% of the issued and outstanding common shares. If an award granted under the SIP is forfeited, cancelled, terminated or otherwise expires prior to delivery of any of the common shares subject to such award, such shares will be again available for future grants under the SIP. common shares subject to an award granted under the SIP that will be withheld upon exercise or settlement of such award to satisfy the participant’s liability for related tax or other source deductions or, in the case of exercise of options, to pay the related exercise price, are counted in determining the maximum number of shares that may be subject to awards granted under the SIP and will not be available for any future grants.

Material Features of the SIP

The following summary of the material features of the SIP is qualified in its entirety by the specific language of the SIP, a copy of which is available free of charge on our website at www.nortel.com/shareholders or by writing to Nortel’s Corporate Secretary.

Awards under the SIP

The SIP permits grants of stock options, including incentive stock options, SARs, restricted stock units and/or performance stock units.

Stock Options and SARs

The normal term for options and SARs is ten years. The exercise price for each common share subject to an option must not be less than 100% of the “market value” of the shares on the effective date of the award of such option. The exercise price will be stated and payable in Canadian Dollars for Canadian awards and in U.S. Dollars for U.S. awards. The CHRC may grant stand-alone SARs or SARs in tandem with options granted under the SIP. Upon the exercise of a vested SAR (and in the case of a tandem SAR, the related option), a participant is entitled to payment equal to the excess of the “market value” of a NNC common share on the date of exercise over the subscription or base price under the SAR. Under the Additional Amendments, the CHRC may determine at the time of granting the award that in the event that all or any part of a stand-alone SAR becomes vested and exercisable, and the participant does not exercise the stand-alone SAR during a thirty day period following such vesting, such part of the stand-alone SAR that is vested, shall nonetheless be settled and paid. The CHRC determines whether payment in settlement of SARs is made in cash, shares or a combination of cash and shares. For a description of the definition of market value, see below under “— Definition of Market Value”.

If a SIP participant is terminated prior to the expiration of the normal term of an option or SAR, options and/or SARs then held by the participant will be treated as follows, unless the CHRC determines otherwise.

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

Restricted Stock Units and Performance Stock Units

Each restricted stock unit or performance stock unit granted under the SIP generally represents the right to receive one common share. Vested units will generally be settled upon vesting by delivery of a common share for each vested unit or payment of a cash amount equal to the market value of a common share at the time of settlement, as the CHRC may determine, subject to the CHRC determining with respect to performance stock units, the different percentage, which may be greater or lesser than 100%, of the Performance Stock Units that will become vested depending on the extent of satisfaction of the performance criteria. The current terms of all outstanding restricted stock units and performance stock units provide that the award will be settled in shares. The CHRC may provide for the accrual of dividend equivalent amounts in respect of awards of restricted stock units or performance stock units prior to the settlement thereof.

If a SIP participant is terminated prior to the vesting of a restricted stock unit, restricted stock units then held by the participant will be treated as follows, unless the CHRC determines otherwise:

•	Retirement. If a participant’s active employment terminates due to his or her retirement (as defined in the SIP), a pro rata portion of the participant’s unvested restricted stock units will immediately vest and the remaining portion will be forfeited and cancelled, provided, however, no portion of a restricted stock unit award shall become vested earlier than the first anniversary of the effective date of the award.
•	Death. If a participant’s active employment terminates due to his or her death, a pro rata portion of the participant’s unvested restricted stock units will immediately vest and the remaining portion will be forfeited and cancelled, provided, however, no portion of a restricted stock unit award shall become vested earlier than the first anniversary of the effective date of the award.
•	Involuntary Termination Other than for Cause. If a participant’s active employment is terminated other than for cause (as defined in the SIP) and the participant receives severance benefits, including pay in lieu of notice, the participant’s unvested restricted stock units will continue to vest during a period generally corresponding to the period following the participant’s termination for which he or she receives salary replacement payments after which time any unvested restricted stock units will be forfeited and cancelled. If after such severance period, the participant is eligible to retire under applicable laws, a pro rata portion of the then unvested restricted stock units will immediately vest and the remaining portion will be forfeited and cancelled.
•	Termination for Cause: If a participant’s active employment is terminated for cause (as defined in the SIP), any and all outstanding restricted stock units will be immediately forfeited and cancelled.
•	Resignation by a Participant. If a participant resigns from his or her employment, the participant’s unvested restricted stock units will be cancelled.

If a SIP participant is terminated prior to the vesting of a performance stock unit, performance stock units then held by the participant will be treated as follows, unless the CHRC determines otherwise:

•	Retirement. If a participant’s active employment terminates due to his or her retirement (as defined in the SIP), a pro rata portion of the performance stock units to be settled will vest on the third anniversary of the beginning of the performance period, subject to the CHRC determining that the percentage, which may be greater or lesser than 100%, of the Performance Stock Units that will become vested depending on the extent of satisfaction of the performance criteria and provided the participant has been a regular full-time employee of Nortel for at least twelve months since the effective date of award of the performance stock units, and the remaining portion of such performance stock units will be forfeited and cancelled.
•	Death. If a participant’s active employment terminates due to his or her death and the participant has been a regular full-time employee of Nortel for at least twelve months since the effective date of award of the performance stock units, a pro rata portion of the participant’s unvested performance stock units will immediately vest based on the target amount.
•	Termination (Involuntary or for Cause). If a participant’s active employment is terminated (including for cause (as defined in the SIP)), the participant’s unvested performance stock units will be immediately forfeited and cancelled.
•	Resignation by a Participant. If a participant resigns from his or her employment, the participant’s unvested restricted stock units will be cancelled.

Notwithstanding the above, the 409A Amendments also provide that any payments made as a result of separation from service (as defined in Section 409A of the Code) to an individual who qualifies as a specified employee as defined under Section 409A of the Code in the settlement of restricted stock units or performance stock units will not be made before the date that is six months after the date of separation from service or, if earlier, the date of the individual’s death.

Vesting Conditions

Vesting of all or any portion of awards granted under the SIP may be conditioned upon the participant’s continued employment, passage of time, satisfaction of performance criteria or any combination thereof, as determined by the CHRC; provided that no portion of an award may become vested prior to the first anniversary of the date such award is granted (except in the event of a participant’s death) and vesting conditions based upon achievement of performance objectives must provide for a performance measurement period or periods. Prior to the 409A Amendments, such performance measurement period or periods were required to exceed one year. One of the miscellaneous amendments under the 409A Amendments was to clarify that such performance measurement period or periods may be equal to or exceed one year. In addition (except in the event of a participant’s death or retirement, as determined by the CHRC) awards of time based restricted stock units shall not become vested more rapidly than ratably over three years. The CHRC may accelerate the vesting of all or any awards granted under the SIP or, except for performance conditions with respect to awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code, may waive any performance conditions to vesting, except that the CHRC may not accelerate vesting of any award as of any date before one year from the grant date of the award. In addition, under the 409A Amendments the CHRC may not waive any performance conditions to vesting that would result in the violation of Section 409A of the Code.

Performance Vesting Conditions for Certain Awards Intended to Qualify as Performance-Based Compensation under Section 162(m) of the Code

Awards granted under the SIP may qualify as “performance-based compensation” under Section 162(m) of the Code in order to preserve federal income tax deductions by Nortel with respect to annual compensation required to be taken into account under Section 162(m) that is in excess of $1 million and paid to one of Nortel’s five most highly compensated executive officers, provided that determinations to grant options and other awards under the SIP must be made by a committee consisting solely of two or more “outside directors” (as defined under Section 162 regulations). The SIP’s limit on the total number of shares that may be awarded to any one participant during any five year period must also be satisfied. To the extent that an award is intended to qualify as “performance-based compensation” under Section 162(m), the performance criteria applicable to such award will be based upon one or more of the following “qualifying performance criteria,” as determined by the CHRC:

• Cash Flow	• Operating profit or net operating profit
• Earnings per share	• Operating margin or profit margin
• Earnings before interest, taxes and/or amortization	• Return on operating revenue
• Return on sales	• Return on invested capital
• Total shareholder return	• Market segment share
• Share price performance	• Product release schedules
• Return on capital	• New product innovation
• Return on assets or net assets	• Product cost reduction
• Revenue	• Brand recognition/acceptance
• Income or net income	• Product ship targets
• Operating income or net operating income	• Customer satisfaction

The CHRC determines whether the applicable qualifying performance criteria have been achieved. The CHRC may adjust any evaluation of performance under the qualifying performance criteria described above to exclude certain events that occur during a performance period, as set forth in the SIP.

Definition of Market Value

Under the SIP, “Market Value” is defined as the average of the high and low prices for a board lot of common shares traded in Canadian Dollars on the TSX during the relevant day or, if the volume of common shares traded on the NYSE during the relevant day in the U.S. exceeds the volume of common shares traded on the TSX on such relevant day, the average of the high and low prices for a board lot of common shares traded in U.S. Dollars on the NYSE during the relevant day. The market value so determined may be in Canadian Dollars or in U.S. Dollars. As a result, the market value of a common share covered by a Canadian award will be either (a) such market value as determined above, if in Canadian Dollars, or (b) such market value as determined above converted into Canadian Dollars at the noon rate of exchange of the Bank of Canada on the relevant day, if in U.S. Dollars. Similarly, the market value of a common share covered by a U.S. award will be either (a) such market value as determined above, if in U.S. Dollars, or (b) such market value as determined above converted into U.S. Dollars at the noon rate of exchange of the Bank of Canada on the relevant day, if in Canadian Dollars. If on the relevant day there is not a board lot trade in the common shares on each of the TSX and the NYSE or there is not a noon rate of exchange of the Bank of Canada, then the market value of a common share covered by a Canadian award and the market value of a common share covered by a U.S. award is determined as provided above on the first day immediately preceding the relevant day for which there were such board lot trades in the common shares and a noon rate of exchange. The market value of a common share shall be rounded up to the nearest whole cent.

Transferability

Awards granted under the SIP are not transferable other than by testamentary disposition or the laws of intestate succession. The CHRC, however, may permit the transfer of awards without payment of consideration to members of a participant’s immediate family or entities controlled by the participant or his or her immediate family members. Certain of the Additional Amendments clarified that the CHRC could not otherwise permit the transfer of awards. See “Approval of Amendments to the Nortel 2005 Stock Inventive Plan — Amendment Procedures”.

Participants in Jurisdictions Outside of Canada and the United States

To accommodate differences in local laws, customs and tax practices, awards granted to participants in countries other than Canada and the U.S. may be subject to special terms and conditions, including any special supplement that may be added to the SIP, as the CHRC determines is appropriate.

Amendments

The board of directors of NNC may terminate, amend or suspend the SIP at any time; provided that the prior approval of shareholders will be required for any amendment that NNC determines constitutes a material amendment within the meaning of the applicable rules of the NYSE including any amendment that would:

•	increase the maximum number of NNC shares for which awards may be granted under the SIP;
•	reduce the exercise price or base price at which options or SARs may be granted;
•	reduce the exercise price or base price of outstanding options or SARs;
•	extend the term of the SIP or the maximum term of options or SARs granted under the SIP;
•	change the class of persons eligible for grant of awards under the SIP;
•	increase any other limit with respect to the number of Nortel shares that may be granted with respect to any type of award, a single participant or any group of participants; or
•	reduce below one year the minimum period required as a condition to the vesting of any award (other than in the case of a participant’s death).

Under the Amending Amendments, the board of directors of NNC amended the SIP to add certain additional types of amendments to the SIP or awards under it that will require the prior approval of shareholders, and this amendment requires shareholder approval. For a description, see “— Approval of Amendments to the Nortel 2005 Stock Incentive Plan” in the 2008 Proxy.

Adjustments

In the event of certain events affecting the capitalization of NNC, including a stock dividend, or certain other corporate transactions, the board of directors of NNC may adjust the number and kind of shares available for grant under the SIP or subject to outstanding awards and the exercise price or base price applicable under outstanding awards. Under the 409A Amendments, with respect to any awards subject to Section 409A of the Code, any such adjustments must conform to the requirements of Section 409A of the Code.

U.S. Federal Income Tax Consequences Relating to the SIP

The U.S. federal income tax consequences to us and our employees of awards under the SIP are complex and subject to change. The following discussion is only a summary of the general rules and tax consequences applicable to the issuance of options under the SIP.

As noted above, options granted under the SIP may be either incentive stock options or nonqualified stock options. Incentive stock options are options which are designated as such by us and which meet certain requirements under Section 422 of the Code and its regulations. Any option that does not satisfy these requirements will be treated as a nonqualified stock option.

Nonqualified Stock Options

Nonqualified stock options granted under the SIP do not qualify as “incentive stock options” and will not qualify for any special tax benefits to the participant. A participant generally will not recognize any taxable income at the time he or she is granted a nonqualified option. However, upon its exercise, the participant will recognize ordinary income for federal tax purposes measured by the excess of the then fair market value of the shares over the exercise price. The income realized by the participant will be subject to income and other employee withholding taxes.

The participant’s basis for determination of gain or loss upon the subsequent disposition of shares acquired upon the exercise of a nonqualified stock option will be the amount paid for such shares plus any ordinary income recognized as a result of the exercise of such option. Upon disposition of any shares acquired pursuant to the exercise of a nonqualified stock option, the excess of the sale price over the participant’s basis in the shares will be treated as a capital gain or loss and generally will be characterized as long-term capital gain or loss if the shares have been held for more than one year at their disposition.

In general, there will be no federal income tax deduction allowed to Nortel upon the grant or termination of a nonqualified stock option or a sale or disposition of the shares acquired upon the exercise of a nonqualified stock option. However, upon the exercise of a nonqualified stock option, Nortel will be entitled to a deduction for federal income tax purposes equal to the amount of ordinary income that a participant is required to recognize as a result of the exercise, provided that the deduction is not otherwise disallowed under the Code.

Incentive Stock Options

If an option granted under the SIP is treated as an incentive stock option, the participant will not recognize any income upon either the grant or the exercise of the option, and Nortel will not be allowed a deduction for U.S. federal tax purposes at such times. Upon a sale of the shares, the tax treatment to the participant and Nortel will depend primarily upon whether the participant has met certain holding period requirements at the time he or she sells the shares. In addition, as discussed below, the exercise of an incentive stock option may subject the participant to alternative minimum tax liability.

If a participant exercises an incentive stock option and does not dispose of the shares received within two years after the date such option was granted or within one year after the transfer of the shares to him or her upon exercise, any gain realized upon the disposition will be characterized as long-term capital gain and, in such case, Nortel will not be entitled to a federal tax deduction.

If the participant disposes of the shares either within two years after the date the option is granted or within one year after the transfer of the shares to him or her upon exercise, such disposition will be treated as a disqualifying disposition and an amount equal to the lesser of (1) the fair market value of the shares on the date of exercise minus the exercise price, or (2) the amount realized on the disposition minus the exercise price, will be taxed as ordinary income to the participant in the taxable year in which the disposition occurs. (However, in the case of gifts, sales to related parties, and certain other transactions, the full difference between the fair market value of the stock and the purchase price will be treated as compensation income). The excess, if any, of the amount realized upon disposition over the fair market value at the time of the exercise of the option will be treated as long-term capital gain if the shares have been held for more than one year following the exercise of the option. In the event of a disqualifying disposition, Nortel may withhold income taxes from the participant’s compensation with respect to the ordinary income realized by the participant as a result of the disqualifying disposition.

The exercise of an incentive stock option may subject a participant to alternative minimum tax liability. The excess of the fair market value of the shares at the time an incentive stock option is exercised over the exercise price of the shares is included in income for purposes of the alternative minimum tax even though it is not included in taxable income for purposes of determining the regular tax liability of an employee. Consequently, a participant may be obligated to pay alternative minimum tax in the year he or she exercises an incentive stock option.

In general, there will be no federal income tax deductions allowed to Nortel upon the grant, exercise, or termination of an incentive stock option. However, in the event a participant sells or otherwise disposes of stock received on the exercise of an incentive stock option in a disqualifying disposition, Nortel will be entitled to a deduction for federal income tax purposes in an amount equal to the ordinary income, if any, recognized by the participant upon disposition of the shares, provided that the deduction is not otherwise disallowed under the Code.

Other Possible Tax Consequences

Section 162(m).  Section 162(m) of the Code denies a federal income tax deduction by Nortel with respect to any annual compensation in excess of $1 million paid to any of Nortel’s chief executive officer and three other most highly compensated executive officers (other than any person who served as chief financial officer during the year), as applicable. Options granted under the SIP may qualify as “performance-based compensation” and so will not count against the

$1 million limit. To so qualify, options must be granted under the SIP by a committee consisting solely of two or more “outside directors” (as defined under Section 162(m) regulations), be granted with a per share exercise price equal to fair market value of a common share on the date of grant and satisfy the SIP’s limit on the total number of shares that may be awarded to any one participant during any five year period.

Section 409A.  If granted with a per share exercise price equal to fair market value of a common share on the date of grant and containing no other deferral features, options granted under the SIP should not be subject to Section 409A of the Code.

Section 280G.  If the exercisability of an option is or was accelerated due to a change in control of the Company, under certain circumstances, the participant may incur a 20% excise tax and the Company may lose a deduction as a result of such acceleration pursuant to under Section 280G of the Code (the so-called “golden parachute” regulation).

New Plan Benefits

Future awards under the SIP are not currently determinable.

Nortel Networks Corporation 2000 Stock Option Plan and 1986 Stock Option Plan

Prior to the adoption of the SIP, the 2000 Plan and the 1986 Plan were the only compensation plans of the Company under which equity securities of NNC were authorized for issuance from treasury. The SIP has replaced the 2000 Plan and the 1986 Plan to the extent that no new awards will be granted under these stock option plans.

The following summary of certain terms relating to the 2000 Plan and the 1986 is qualified in its entirety by the specific language of such plans, copies of which are available free of charge by writing to Nortel’s Corporate Secretary.

Terms Relating to 1986 Plan (pre-May 15, 2000)

If a 1986 Plan participant whose options were granted prior to May 15, 2000 is terminated prior to the expiration of the normal term of an option, options then held by the participant will be treated as follows, unless the CHRC determines otherwise.

•	Retirement. If a participant’s active employment terminates due to his or her retirement (as defined in the 1986 Plan), the participant’s unvested options will become vested on the later of (i) the date of the participant’s retirement and (ii) the first anniversary of the effective date of grant of such options. To the extent vested, the participant will have 36 months following the date of retirement to exercise his or her options.
•	Death. If a participant’s active employment terminates due to his or her death, all of the participant’s unvested options will become immediately vested and will remain exercisable for 24 months following the date of the participant’s death.
•	Involuntary Termination Other than for Cause. If a participant’s active employment is terminated other than for cause (as defined in the 1986 Plan) and the participant receives severance benefits, including pay in lieu of notice, the participant’s unvested options will continue to vest during a period generally corresponding to the period following the participant’s termination for which he or she receives salary replacement payments. During such extended vesting period, the participant will be permitted to exercise vested options. A participant whose active employment is terminated by Nortel other than for cause and who does not receive severance benefits must exercise unvested options before his or her termination date or his or her unvested options will be cancelled.
•	Termination for Cause. If a participant’s active employment is terminated for cause (as defined in the 1986 Plan), all outstanding options will be immediately forfeited and cancelled.
•	Resignation by a Participant. If a participant resigns from his or her employment, the participant’s unvested options will be cancelled.

Terms Relating to 1986 Plan (post May 15, 2000) and 2000 Plan

If a 2000 Plan participant or a 1986 Plan participant whose options were granted after May 15, 2000 is terminated prior to the expiration of the normal term of an option, options then held by the participant will be treated as follows, unless the CHRC determines otherwise.

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

Assumed Plans

As part of the acquisition of certain businesses between 1998 and 2000, NNC assumed the stock option plans of several entities that it acquired. As a result, the exercise of stock options previously granted under these assumed plans will be satisfied through the issuance of common shares. No additional stock options have been or will be granted under these assumed plans, and as the last of the options granted under each assumed plan are exercised, terminate or expire, the assumed plan expires as well. The last of these assumed plans are expected to expire in 2010.

Security ownership of directors and management

The following table shows the number of common shares beneficially owned, as of February 19, 2008 (unless otherwise noted), by each of the Company’s directors, nominees for election and the individuals named as named executive officers under “Executive Compensation”, as well as by the directors and executive officers as a group. No director or executive officer has pledged any of his or her common shares as security.

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

Share units, as referenced in the table below, represent share units issued under the DSC Plans. Each share unit represents the right to receive one common share of NNC and is not considered beneficially owned under applicable United States securities laws. The DSC Plans are described under “Executive Compensation — Director Compensation for Fiscal Year 2007”.

		Amount and Nature of
	Title of Class	Beneficial Ownership
Name of Beneficial Owner	of Security	(#)(1)

J.H. Bennett	Common shares	—
	Share units	16,015
Dr. M. Bischoff	Common shares	—
	Share units	13,525
The Hon. J.B. Hunt, Jr.	Common shares	—
	Share units	16,795
Dr. K.M. Johnson	Common shares	—
	Share units	5,733
J.A. MacNaughton	Common shares	10,000
	Share units	18,537
The Hon. J.P. Manley	Common shares	—
	Share units	17,616
R.D. McCormick	Common shares	10,000
	Share units	18,642
C. Mongeau	Common shares	—
	Share units	10,809
H.J. Pearce	Common shares	11,600
	Share units	12,812
J.D. Watson	Common shares	—
	Share units	10,809
M.S. Zafirovski	Common shares	434,154	(2)
P.S. Binning	Common shares	—
D.W. Drinkwater	Common shares	28,434	(2)
D.J. Carey	Common shares	40,033	(2)
R.S. Lowe	Common shares	130,462	(2)
J.J. Hackney, Jr.	Common shares	61,261	(2)
Directors and executive officers as a group (consisting of 31 persons, comprised of the current directors and current executive officers)	Common shares Share units	1,195,344	(3) 141,293

(1)	Except as set forth below, each person has sole investment and voting power with respect to the common shares beneficially owned by such person. Includes common shares subject to stock options exercisable on February 19, 2008 or that become exercisable within 60 days after such date (whether or not the market price of the underlying common shares is below the stock option exercise price). As of February 19, 2008, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0% of the outstanding common shares.
(2)	Includes common shares subject to stock options as follows: 309,125 for Mr. Zafirovski; 16,775 for Mr. Drinkwater; 18,750 for Mr. Carey; 89,415 for Mr. Lowe; and 39,600 for Mr. Hackney; and restricted common shares subject to restricted stock units as follows: 0 for Mr. Zafirovski; 4,500 for Mr. Drinkwater; 8,333 for Mr. Carey; 6,400 for Mr. Lowe; and 6,400 for Mr. Hackney.
(3)	Includes 799,890 common shares subject to stock options, 66,781 common shares subject to restricted stock units and 1,420 common shares as to which investment and voting power is shared with one or more other persons.

VOTING SHARES

On February 19, 2008, 1,460,978,638 of NNL’s common shares were issued and outstanding. Each common share entitles its holder to one vote. The following table shows the number of NNL common shares beneficially owned by persons who are known to us to be beneficial owners of more than 5% of NNL common shares as of December 31, 2007:

	Amount and Nature	Percent of
Name and address	of Beneficial Ownership	Outstanding Common Shares

Nortel Networks Corporation 195 The West Mall Toronto, Ontario M9C 5K1	Common Shares	100%

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On January 19, 2007, the CHRC adopted a written policy regarding related party transactions and related procedures. The related party policy imposes a duty on directors and senior executives of Nortel to disclose any interests they have or their related parties have in certain interested transactions. The term “senior executives” as used in the related party policy means board appointed officers. The compliance committee, comprised of members of management, will review all material facts of all interested transactions and approve or disapprove of the entry into such transactions (except transactions where related party is a director). The compliance committee will report quarterly to the audit committee and to the nominating and governance committee on such approvals and disapprovals. Interested transactions involving directors will be reviewed by the audit committee. If the interested transaction could materially affect Nortel, the audit committee must review and approve the interested transaction. The related party policy contains standing approval for a list of certain transactions, which can be revised by the audit committee at any time. Violations of the related party policy can lead to disciplinary action up to and including termination of employment.

Board Composition

Each of the Nortel boards has the same non-executive chair and is currently comprised of the same 11 directors. Our Governance Guidelines limit the size of our boards to a maximum of 15 directors and limit the number of directors who may also be members of management to no more than three directors. It is also required that any person who is invited to stand for election or appointment to the boards to commit to serve for at least five years, provided that a director’s tenure generally may not exceed ten years and that a director who has reached the age of 70 years old will generally not be permitted to stand for re-election. Further, a former chief executive officer of Nortel may not stand for re-election as a director unless the Nortel boards determine that it would otherwise be in the best interests of Nortel at the relevant time. Governor Hunt turned 70 years of age during 2007. On May 31, 2007, the nominating and governance committee determined that, as a result of, among other things, his strong leadership qualities, Governor Hunt will be permitted to continue to serve on the Nortel boards for at least five years from the date of his first election. Governor Hunt abstained from the assessment and determination of his continued service.

Public Board Membership Policy

Under our public board membership policy, non-management directors are prohibited from sitting on more than four other public boards and the president and chief executive officer is prohibited from sitting on more than two other public boards, unless the nominating and governance committee exercises its discretion to permit public board membership in excess of these limits.

Interlocking Directorships

Mrs. Bennett and Mr. Manley also each sit on the board of directors of Canadian Imperial Bank of Commerce. The Board does not believe these interlocking board relationships impact on the ability of these directors to act in the best interests of Nortel.

Independence of Directors

Our Governance Guidelines require that a majority of our directors be “independent” as defined under the requirements of applicable stock exchanges and securities regulatory authorities and as determined in accordance with the Independence Standards which form part of our Governance Guidelines. They also require that the composition of committees comply with the applicable requirements of the Canada Business Corporations Act, the stock exchanges on which the Company and NNC list their securities and securities regulatory authorities, as adopted or amended and in force from time to time, including the requirements that the nominating and governance committee and the CHRC be composed solely of “independent” directors and that the audit committee be composed solely of “independent” and “financially literate” directors.

In accordance with our Independence Standards, the NYSE listing standards, and applicable SEC and CSA rules and policies, our boards have determined, based on information provided by each director as to their personal and professional circumstances, that except for Mr. Zafirovski, our President and Chief Executive Officer, each nominee director/each person who served as a director during 2007 is independent.

In particular, the Nortel boards have determined that Mr. Manley’s association with the Canadian law firm of McCarthy Tétrault LLP, as an independent consultant with the title “Counsel”, does not constitute a material relationship with Nortel. McCarthy Tétrault LLP represents a former Nortel executive in connection with certain civil proceedings relating to such individual’s association with Nortel. In making this determination, the boards considered that Mr. Manley is not serving in a managerial position with such firm, Mr. Manley’s compensation will not be related in any way to fees paid in respect of the civil proceedings, and the Company and such firm have each adopted procedures to protect against potential conflicts of interest in connection with such representation, among other factors.

ITEM 14.	Principal Accountant Fees and Services

Auditor Independence

KPMG was appointed as the independent public accountants for the Company and NNC commencing with fiscal year 2007. Prior to fiscal year 2007, Deloitte & Touche LLP, or Deloitte & Touche, were the independent public accountants for the Company and NNC.

In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the audit committees of the Company and NNC must pre-approve all audit and non-audit services to be provided by the independent auditors. In addition, it is the policy of the Company and NNC to retain auditors solely to provide audit and audit-related services and advice with respect to tax matters, but not to provide consulting services, such as information technology services.

Audit Fees

The Company and NNC prepare financial statements in accordance with U.S. GAAP. KPMG billed the Company and its subsidiaries $26.8 million for the following audit services related to fiscal year 2007: (i) the audits of the annual consolidated financial statements of the Company and of NNC for the fiscal year ended December 31, 2007, included in the Form 10-K; (ii) reviews of the financial statements of the Company and of NNC in Forms 10-Q for the periods ended March 31, June 30 and September 30, 2007; (iii) the audit of internal controls over financial reporting as required under the United States Sarbanes Oxley Act of 2002 for the fiscal year ended December 31, 2007; (iv) audits of individual subsidiary and other investments statutory financial statements; and (v) procedures with respect to securities regulatory filing matters. During 2007 Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu and their respective affiliates, or collectively, Deloitte, billed the Company and its subsidiaries $4.2 million for the following audit services related to fiscal year 2006: (i) completion of audits of the annual consolidated financial statements of the Company and of NNC for the fiscal year ended December 31, 2006, including audits of the restated consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 and reviews of the restated quarterly information for the periods ended March 31, June 30, and September 30, 2006 included in the 2006 Form 10-K; (ii) audit procedures performed to provide updated audit opinions on the annual consolidated financial statements of the Company and of NNC for the fiscal year ended December 31, 2006 to reflect the Company’s and NNC’s change in reportable segments and the addition of supplemental condensed consolidated financial information; and (iii) audits of individual statutory financial statements. Deloitte billed the Company and its subsidiaries $53.9 million for 2006 for the following audit services: (i) the audits of the annual consolidated financial statements of the Company and of NNC for the fiscal year ended December 31, 2006, including audits of the restated consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 and reviews of the restated quarterly information for the periods ended March 31, June 30, and September 30, 2006 included in the Form 10-K; (ii) reviews of the financial statements of the Company and of NNC in Forms 10-Q for the periods ended March 31, June 30 and September 30, 2006; (iii) the audit of internal controls over financial reporting as required under the United States Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2006; (iv) audits of individual subsidiary and other investments statutory financial statements; and (v) comfort letters, attest services, statutory and regulatory audits, consents and other services related to SEC matters.

Audit-Related Fees

KPMG billed NNC and its subsidiaries $1.0 million for the following audit-related services related to fiscal year 2007: (i) audit of pension plan financial statements; (ii) finance transformation project; and (iii) other systems applications testing. Deloitte billed NNC and its subsidiaries $5.0 million for 2006 for the following audit-related services: (i) audit of pension plan financial statements; (ii) financial accounting and reporting consultations; (iii) finance transformation project; and (iv) director education.

Tax Fees

KPMG billed NNC and its subsidiaries $2.4 million for tax compliance services related to fiscal year 2007. Deloitte billed NNC and its subsidiaries $1.8 million for 2006 for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings and consisted of: (i) assistance in filing tax returns in various jurisdictions; (ii) sales and use, property and other tax return assistance; (iii) research and development tax credit documentation and analysis for purposes of filing amended returns; (iv) transfer pricing documentation; (v) requests for technical advice from taxing authorities; (vi) assistance with tax audits and appeals; and (vii) preparation of expatriate tax returns.

All Other Fees

KPMG has not provided NNC and its subsidiaries any other services in 2007. Deloitte did not bill NNC and its subsidiaries for any other services in 2006.

Change in Independent Public Accountants

Deloitte & Touche were the independent public accountants for NNL, the principal operating subsidiary of NNC, for the fiscal year 2006.

Following an evaluation conducted by the Company as part of its corporate renewal process, on December 1, 2006, the board of directors of the Company proposed that KPMG serve as the Company’s independent public accountants commencing with fiscal year 2007, subject to shareholder approval of such appointment. KPMG’s appointment was approved by shareholders of the Company and KPMG were also appointed as NNC’s independent public accountants commencing with fiscal year 2007. The change in independent public accountants did not result from any disagreement or dissatisfaction between the Company and Deloitte & Touche.

The audit reports of Deloitte & Touche on the Company’s and NNC’s financial statements for the fiscal years ended December 31, 2006, and December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

As disclosed in the “Controls and Procedures” section of both the Company’s and NNC’s 2006 Annual Report on Form 10-K, management of the Company and of NNC concluded that a material weakness in internal control over financial reporting existed as of December 31, 2006. As a result, Deloitte & Touche expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2006.

During the two fiscal years ended December 31, 2006 and December 31, 2005 and through March 16, 2007, there were no (1) disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with their report, or (2) reportable events described under Item 304(a)(1)(v) of Regulation S-K under the United States Securities Exchange Act of 1934 (Regulation S-K).

The Company furnished this disclosure to Deloitte & Touche for their review and provided them an opportunity to comment.

During the fiscal years ended December 31, 2006 and 2005, and through March 16, 2007, the Company did not consult with KPMG on the application of accounting principles to a specified transaction, either complete or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, except that during the period prior to January 1, 2007, and as part of the Company’s process of consultation on complex accounting issues, the Company consulted with KPMG on issues arising in the Company’s analysis prior to reaching conclusions on accounting issues related to: revenue recognition, including the application of the criteria for separation of multiple element arrangements under Emerging Issues Task Force Issue 00-21 and American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 and of the appropriate application of revenue recognition literature under one or more of SOPs 81-1 or 97-2 or Staff Accounting Bulletin No. 104 to certain contract arrangements; the measurement, evaluation and documentation of hedge effectiveness on interest rate swaps based on SFAS No. 133; the accounting for certain grants of performance stock units under the Company’s Stock Incentive Plan based on SFAS 123 (revised 2004); and the evaluation of recognition criteria arising from interpretations of variable interest entities and other investments pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) and other relevant accounting guidance.

During the fiscal years ended December 31, 2006 and 2005, and through March 16, 2007, the Company did not consult with KPMG on any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K).

The Company furnished this disclosure to KPMG for their review and provided them an opportunity to comment.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The index to the Consolidated Financial Statements appears on page 81.

2.	Financial Statement Schedules

Page

Quarterly Financial Data (Unaudited)	160
Report of Independent Registered Chartered Accountants	83
II — Valuation and Qualifying Accounts and Reserves, Provision for Uncollectibles	162

All other schedules are omitted because they are inapplicable or not required.

3.	Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	163
Report of Independent Public Accounting Firm	167

Individual financial statements of entities accounted for by the equity method have been omitted because no such entity constitutes a “significant subsidiary” requiring such disclosure at December 31, 2007.

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

The items listed as Exhibits 10.2 to 10.12, 10.15, 10.16, 10.22 to 10.24, 10.26 to 10.32, 10.34 to 10.42, 10.52, 10.60 to 10.62, 10.65 to 10.74 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.		Description

*2		Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Limited’s Current Report on Form 8-K dated May 1, 2000).
*3	.1	Restated Certificate and Articles of Incorporation of Nortel Networks Limited (filed as Exhibit 3 to Nortel Networks Limited’s Current Report on Form 8-K dated October 18, 2000).
*3	.2	By-Law No. 1 of Nortel Networks Limited (filed as Exhibit 3.2 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2000).
*4	.1	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6.875% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).
*4	.2	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

Exhibit
No.		Description

*4	.3	Indenture dated as of August 15, 2001 between Nortel Networks Corporation, Nortel Networks Limited, as guarantor, and Bankers Trust Company, as trustee, related to convertible debt securities and guarantees authenticated and delivered thereunder, which comprised the 4.25% Convertible Senior Notes due 2008 (filed as Exhibit 4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
*4	.4	Amended and Restated Shareholders Rights Plan Agreement dated as of February 28, 2006 between Nortel Networks Corporation and Computershare Trust Company of Canada, as rights agent (filed as Exhibit 3 to Nortel Networks Limited’s Form 8-A12B/A dated June 29, 2006).
*4	.5	Second Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
*4	.6	First Supplemental Indenture dated as of July 5, 2006 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Limited’s Current Report on Form 8-K dated July 6, 2006).
*4	.7	Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Limited’s Current Report on Form 8-K dated July 6, 2006).
*4	.8	Purchase Agreement dated June 29, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S. $1,000,000,000 Floating Rate Senior Notes due 2011, U.S. $550,000,000 10.125% Senior Notes due 2013, U.S. $450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated July 6, 2006).
*4	.9	Registration Rights Agreement dated July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S. $1,000,000,000 Floating Rate Senior Notes due 2011, U.S. $550,000,000 10.125% Senior Notes due 2013, U.S. $450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.2 to Nortel Networks Limited’s Current Report on Form 8-K dated July 6, 2006).
*4	.10	Indenture dated as of March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Limited’s current report on Form 8-K dated March 28, 2007).
*4	.11	Purchase Agreement dated March 22, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of initial purchasers (filed as Exhibit 10.1 to Nortel Networks Limited’s current report on Form 8-K dated March 28, 2007).
*4	.12	Registration Rights Agreement dated March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Limited’s current report on Form 8-K dated March 28, 2007).
*10	.1	Third Amended and Restated Reciprocal Credit Agreement dated as of December 19, 2002 between Nortel Networks Corporation, Nortel Networks Limited and the other parties who have executed the agreement (filed as Exhibit 10.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.2	Nortel Networks Supplementary Executive Retirement Plan, as amended effective October 18, 2001 and October 23, 2002 (filed as Exhibit 10.2 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.3	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.4	Nortel Networks Corporation Executive Retention and Termination Plan, as amended and restated, effective from June 26, 2002, amended and restated with effect from June 1, 2007 including the name change to Nortel Networks Corporation Change in Control Plan (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10	.5	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.20 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
No.		Description

*10	.6	Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as amended and restated on July 28, 2003 with effect from January 1, 2003, as amended on July 28, 2003 with effect from January 1, 2003, as amended on February 26, 2004 with effect from January 1, 2004, as amended March 9, 2006 with effect from January 1, 2006, as amended March 15, 2007 with effect from January 1, 2007 including name change to Nortel Networks Limited Annual Incentive Plan (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
*10	.7	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement dated August 28, 1975 on Form S-1 (No. 2-71087)).
*10	.8	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*10	.9	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.10	Amended general description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.1 to the Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.11	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998 and amended and restated as of May 1, 2000, as further amended and restated effective January 1, 2002, as amended and restated May 29, 2003, as amended and restated December 18, 2003 effective January 1, 2004, as restated on June 29, 2005 and amended December 7, 2005 (filed as Exhibit 10.66 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2005).
*10	.12	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement dated May 16, 2000 on Form S-8 (No. 333-11558)).
*10	.13	Master Facility Agreement dated as of February 14, 2003, and amended by Amending Agreement No. 1 dated July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005, March 15, 2005, April 29, 2005, May 31, 2005, amended and restated as of October 24, 2005 and further amended by Amendment No. 1 and Waiver dated May 9, 2006 and Amendment No. 2 dated December 12, 2006 and Waiver dated March 9, 2007 and further amended by Second Amended and Restated Master Facility Agreement dated December 14, 2007 (filed as Exhibit 99.1 to Nortel Networks Limited’s Current Report on Form 8-K dated December 18, 2007).
*10	.14	Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada amended and restated as of October 24, 2005 (filed as Exhibit 10.3 to Nortel Networks Limited’s Current Report on Form 8-K dated October 28, 2005).
*10	.15	Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.3 to the Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.16	Summary statement of terms of initial compensation arrangements related to the president and chief executive officer approved by the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited as of April 29, 2004 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.17	Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004, February 7, 2005, August 22, 2005 and twice as of May 8, 2006 (filed as Exhibits 10.2 and 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
**10	.18	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004 and May 8, 2006 (most recently filed as Exhibit 99.1 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).
**10	.19	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited, amended as of February 8, 2005 and May 8, 2006 (most recently filed as Exhibit 99.2 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).

Exhibit
No.		Description

**10	.20	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of February 8, 2005 (most recently filed as Exhibit 99.3 to Nortel Networks Limited’s current report on Form 8-K dated June 4, 2007).
**10	.21	Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. amended and restated as of May 8, 2006 (filed as Exhibit 10.6 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.22	Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, and modified March 1, 2005 and delivered on August 11, 2005 from certain officers of Nortel Networks Limited (filed as Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated August 18, 2005).
*10	.23	Peter W. Currie, Executive Vice-President and Chief Financial Officer, Letter Agreement dated February 4, 2007 (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007). The Letter Agreement terminated the remuneration arrangement previously filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
*10	.24	Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005 (filed as Exhibit 10.8 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.25	Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005 and filed as Exhibit 10.9 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
*10	.26	The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement) as Amended and Restated on November 6, 2006 with effect on December 1, 2006 (filed as Exhibit 10.87 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
*10	.27	Summary statement of the interest payable on the special pension benefits for the Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on May 27, 2005 (filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.28	Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.29	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Nortel Networks Limited Committees effective June 29, 2005 (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.30	Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.31	Nortel Networks Corporation 2000 Stock Option Plan as amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10	.32	Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 10.9 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*10	.33	Proxy Agreement effective as of July 29, 2005 with respect to Capital Stock of Nortel Government Solutions Incorporated by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Government Solutions Incorporated, James Frey, Thomas McInerney, Gregory Newbold, and the United States Department of Defense (filed as Exhibit 10.1 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.34	Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation (filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit
No.		Description

*10	.35	Termination Agreement dated September 7, 2005 between Nicholas DeRoma, Chief Legal Officer and Nortel Networks Corporation (filed as Exhibit 10.6 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). This Agreement terminated the remuneration arrangement previously filed as Exhibits 10.2 and 10.3 on Form 10-K for the year ended December 31, 2001.
*10	.36	William A. Owens letter agreement entered into on December 1, 2005, concerning the cessation of Mr. Owens’ responsibilities as Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited effective November 15, 2005 (filed as Exhibit 10.61 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005). The letter agreement terminated the employment arrangements previously filed as Exhibit 10.2 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
*10	.37	Nicholas DeRoma, former Chief Legal Officer, Letter Agreement dated December 20, 2005 amending the Termination Agreement dated September 7, 2005 (filed as Exhibit 10.62 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005).
*10	.38	Steve Pusey, Executive Vice-President and President, Eurasia, Letter Agreement dated September 29, 2005 concerning retention bonus (filed as Exhibit 10.63 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005).
*10	.39	Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer effective November 15, 2005, as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005 and form or instrument of award for restricted stock units and form of instrument of award for stock options granted on November 15, 2005 under the Nortel 2005 Stock Incentive Plan to Mike Zafirovski, President and Chief Executive Officer (filed as Exhibit 10.65 to Nortel Networks Limited’s Form 10-Q for the quarter ended September 30, 2006).
*10	.40	Mike Zafirovski, President and Chief Executive Officer, Indemnity Agreement dated January 18, 2006 with effect from October 31, 2005 (filed as Exhibit 10.65 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005).
*10	.41	Pascal Debon letter agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.67 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005).
*10	.42	Brian McFadden letter agreement dated February 21, 2006, concerning the cessation of Mr. McFadden’s responsibilities as Chief Research Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.68 to Nortel Networks Limited’s Form 10-K for the year ended December 31, 2005).
*10	.43	Notice of Blackout to Nortel Networks Corporation’s Board of Directors and Executive Officers Regarding Suspension of Trading dated March 10, 2006 (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 10, 2006).
*10	.44	Commitment Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (filed as Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2006).
*10	.45	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Royal Bank of Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.2 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2006).
*10	.46	Commitment Advice Letter Agreement dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., Export Development Canada and J.P. Morgan Securities Inc. (filed as Exhibit 10.3 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2006).
*10	.47	Securities Demand Letter dated February 1, 2006 among Nortel Networks Corporation, Nortel Networks Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Nortel Networks Limited’s Current Report on Form 8-K dated February 2, 2006).
*10	.48	Credit Agreement dated February 14, 2006 among Nortel Networks Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc., Citicorp USA, Inc., Royal Bank of Canada as amended May 9, 2006 and May 19, 2006 (filed as Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated May 19, 2006).
*10	.49	Guarantee Agreement dated February 14, 2006 among Nortel Networks Inc., Nortel Networks Limited, Nortel Networks Corporation, JPMorgan Chase Bank, N.A., and Export Development Canada. (filed as Exhibit 10.2 to Nortel Networks Limited’s Current Report on Form 8-K dated February 21, 2006).

Exhibit
No.		Description

*10	.50	U.S. Security Agreement dated February 14, 2006 among Nortel Networks Inc., the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada. (filed as Exhibit 10.3 to Nortel Networks Limited’s Current Report on Form 8-K dated February 21, 2006).
*10	.51	Canadian Security Agreement dated February 14, 2006 among Nortel Networks Limited, Nortel Networks Corporation, the subsidiary lien grantors from time to time party thereto, JPMorgan Chase Bank and Export Development Canada (filed as Exhibit 10.4 to Nortel Networks Limited’s Current Report on Form 8-K dated February 21, 2006).
*10	.52	Forms of Instruments of Award as amended on April 11, 2007 generally provided to recipients of Restricted Stock Units and Performance Stock Units granted under the Nortel 2005 Stock Incentive Plan, as Amended and Restated and Form of Instrument of Grant as amended on April 4, 2007 generally provided to recipients of stock options granted under the Nortel 2005 Stock Incentive Plan, as Amended and Restated (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
*10	.53	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Consolidated Civil Action No. 01 Civ. 1855 (RMB) (filed as Exhibit 99.1 to Nortel Networks Limited’s current report on Form 8-K dated December 12, 2007).
*10	.54	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Master File No. 05-MD1659 (LAP) (filed as Exhibit 99.2 to Nortel Networks Limited’s current report on Form 8-K dated December 12, 2007).
*10	.55	Court Order, dated June 20, 2006, in the matter captioned Frohlinger et. al. v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 02-CL-4605 (Ont.Sup.Ct.J.) (filed as Exhibit 10.12 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.56	Court Order, dated June 20, 2006, in the matter captioned Association de Protection des Epargnants et. al. Investisseurs du Quebec v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000126-017 (filed as Exhibit 10.13 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.57	Court Order, dated June 20, 2006, in the matter captioned Jeffery et. al. v. Nortel Networks Corporation et. al., Supreme Court of British Columbia, Vancouver Registry Court File No. S015159 (B.C.S.C.) (filed as Exhibit 10.14 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.58	Court Order, dated June 20, 2006, in the matter captioned Gallardi v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 05-CV-285606CP (Ont.Sup.Ct.J.) (filed as Exhibit 10.15 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.59	Court Order, dated June 20, 2006, in the matter captioned Skarstedt v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000277-059 (filed as Exhibit 10.16 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.60	Resolution effective June 28, 2006 for Mike Zafirovski, President and Chief Executive Officer of NNC and NNL outlining acceptance by Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited of the voluntary reduction by Mr. Zafirovski of a special lifetime annual pension benefit by 29% resulting in a payout of US$355,000 per year rather than US$500,000 per year (filed as Exhibit 10.17 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10	.61	Form of indemnity agreement entered into between Nortel Networks Corporation and members of the Board of Directors of Nortel Networks Corporation on or after September 6, 2006 (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
*10	.62	Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer, November 15, 2005 as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005 and form of instrument of award for restricted stock units and form of instrument of award for stock options granted on November 15, 2005 under the Nortel 2005 Stock Incentive Plan to Mike Zafirovski, President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit
No.		Description

**10	.63	Agreement between Nortel Networks Limited and Flextronics Telecom Systems, Inc. dated October 13, 2006, amending the asset purchase agreement dated June 29, 2004 among Nortel, and Flextronics International Ltd., and Flextronics Telecom, which was filed as Exhibit 10.3 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, the amended and restated master contract manufacturing services agreement dated as of June 29, 2004, which was filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, and the letter agreement dated June 29, 2004, which was filed as Exhibit 10.7 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended and restated (filed as Exhibit 10.83 to Nortel Networks Limited’s Annual Report on Form 10-K for the year ended December 31, 2006).
*10	.64	Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel-Lucent dated December 4, 2006, as amended December 29, 2006 and June 28, 2007 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10	.65	Dion Joannou letter agreement dated July 27, 2007 concerning the cessation of Mr. Joannou’s responsibilities as President, North America of Nortel Networks Corporation and Nortel Networks Limited effective August 31, 2007 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.66	Compensation and Human Resources Committee Policy on Company Aircraft dated July 31, 2007 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.67	Paviter Binning, Executive Vice-President and Chief Financial Officer of Nortel Networks Corporation and Nortel Networks Limited, Employment Letter dated September 28, 2007 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.68		Nortel Networks Corporation Share Purchase Plan for S. 16 Executive Officers dated November 8, 2007.
10.69		Amended and Restated Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited as amended October 3, 2007 with effect from January 1, 2008.
10.70		Nortel Networks Limited Directors’ Deferred Share Compensation Plan as amended and restated on October 3, 2007 effective August 30, 2007.
10.71		Joel Hackney, President, Enterprise Solutions Employment Letter amended effective September 19, 2007.
10.72		Nortel Networks Supplementary Executive Retirement Plan, as amended by Resolutions by the Pension Investment Committee dated December 19, 2007 and December 20, 2007 with effect from January 1, 2008.
10.73		The Nortel 2005 Stock Incentive Plan as amended and restated on January 18, 2008.
10.74		David Drinkwater, Chief Legal Officer, Letter regarding special bonus dated October 4, 2007.
10.75		Pay-Off Letter dated July 5, 2006 under the Credit Agreement dated February 14, 2006 among Nortel Networks Inc. and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., Citicorp USA, Inc., Royal Bank of Canada and Export Development Canada, the Lenders party thereto.
10.76		Consent of Defendants Nortel Networks Corporation and Nortel Networks Limited dated September 28, 2007, in the matter captioned Securities and Exchange Commission V. Nortel Network Corporation and Nortel Networks Limited, United States District Court for the Southern District of New York, Civil Docket for Case No.: 1:07-cv-08851-LAP.
12	.	Computation of Ratios.
14	.	Nortel Code of Business Conduct.
21	.	Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP.
23.2		Consent of Deloitte & Touche LLP.
24	.	Power of Attorney of certain directors and officers.
31.1		Rule 13a — 14(a)/15d — 14(a) Certification of the President and Chief Executive Officer.
31.2		Rule 13a — 14(a)/15d — 14(a) Certification of the Executive Vice-President and Chief Financial Officer.
32	.	Certification of the President and Chief Executive Officer and Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by Reference.

**	Incorporated by Reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada on the 27th day of February, 2008.

NORTEL NETWORKS LIMITED

By:	/s/ Mike S. Zafirovski
(Mike S. Zafirovski, President
and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2008.

Signature	Title

Principal Executive Officer

/s/ Mike S. Zafirovski (Mike S. Zafirovski)	President and Chief Executive Officer, and a Director

Principal Financial Officer

/s/ Paviter s. Binning (Paviter s. Binning)	Executive Vice-President and Chief Financial Officer

Principal Accounting Officer

/s/ Paul W. Karr (Paul W. Karr)	Controller

Directors

J.H. Bennett* (J.H. Bennett)	R.D. McCormick* (R.D. McCormick)

M. Bischoff* (M. Bischoff)	C. Mongeau (C. Mongeau)

J.B. Hunt, Jr.* (J.B. Hunt, Jr.)	H.J. Pearce* (H.J. Pearce)

K.M. Johnson* (K.M. Johnson)	J.D. Watson* (J.D. Watson)

J.A. MacNaughton* (J.A. MacNaughton)	M.S. Zafirovski* (M.S. Zafirovski)

J.P. Manley* (J.P. Manley)

/s/ Gordon A. Davies By:* (Gordon A. Davies, as attorney-in-fact February 27, 2008.)