Form 10-Q
period 2008-06-30
NORTEL NETWORKS LTD
filed 2008-08-01
CIK 1119664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From              to

Commission File Number: 000-30758

Nortel Networks Limited
(Exact name of registrant as specified in its charter)

Canada	62-12-62580
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

195 The West Mall	M9C 5K1
Toronto, Ontario, Canada	(Zip Code)
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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 22, 2008.

1,460,978,638 shares of common stock without nominal or par value

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, The GLOBEMARK, and NT are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of the respective owners.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Millions of U.S. Dollars)

Revenues:
Products	$2,288	$2,246	$4,759	$4,415
Services	334	316	621	630

Total revenues	2,622	2,562	5,380	5,045

Cost of revenues:
Products	1,319	1,341	2,775	2,642
Services	172	173	325	351

Total cost of revenues	1,491	1,514	3,100	2,993

Gross profit	1,131	1,048	2,280	2,052
Selling, general and administrative expense	575	593	1,172	1,196
Research and development expense	437	419	854	824
Amortization of intangible assets	11	13	23	25
Special charges	67	36	155	116
Gain on sales of businesses and assets	(2)	(10)	(4)	(11)
Other operating expense (income) — net (note 3)	(8)	(12)	5	(22)

Operating earnings (loss)	51	9	75	(76)
Other income — net (note 3)	(35)	(112)	(72)	(188)
Interest expense
Long-term debt	59	64	118	128
Other	3	6	9	11

Earnings (loss) from operations before income taxes, minority interests and equity in net earnings of associated companies	24	51	20	(27)
Income tax expense	62	11	98	24

	(38)	40	(78)	(51)
Minority interests — net of tax	46	1	113	13
Equity in net earnings of associated companies - net of tax	(1)	(1)	(2)	(1)

Net earnings (loss)	(83)	40	(189)	(63)
Dividends on preferred shares	9	10	20	20

Net earnings (loss) applicable to common shares	$(92)	$30	$(209)	$(83)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2008	2007
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$3,063	$3,526
Restricted cash and cash equivalents	57	66
Accounts receivable — net	4,015	3,705
Inventories — net	1,828	2,002
Deferred income taxes — net	476	487
Other current assets	528	467

Total current assets	9,967	10,253
Investments	177	194
Plant and equipment — net	1,476	1,530
Goodwill	2,391	2,381
Intangible assets — net	169	213
Deferred income taxes — net	2,809	2,868
Other assets	527	534

Total assets	$17,516	$17,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,160	$1,229
Payroll and benefit-related liabilities	620	689
Contractual liabilities	243	272
Restructuring liabilities	132	100
Other accrued liabilities (note 3)	3,134	3,799
Long-term debt due within one year	21	23

Total current liabilities	5,310	6,112
Long-term debt	3,326	2,666
Deferred income taxes — net	31	17
Other liabilities (note 3)	2,688	2,874

Total liabilities	11,355	11,669

Minority interests in subsidiary companies	371	294
Guarantees, commitments and contingencies (notes 10, 12 and 16, respectively)

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 30,000,000 and 30,000,000 as of June 30, 2008 and December 31, 2007, respectively	536	536
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 1,460,978,638 and 1,460,978,638 as of June 30, 2008 and December 31, 2007, respectively	1,211	1,211
Additional paid-in capital	22,445	22,401
Accumulated deficit	(18,624)	(18,385)
Accumulated other comprehensive income	222	247

Total shareholders’ equity	5,790	6,010

Total liabilities and shareholders’ equity	$17,516	$17,973

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2008	2007
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net loss	$(189)	$(63)
Adjustments to reconcile net loss to net cash from (used in) operating activities,
Amortization and depreciation	165	152
Non-cash portion of special charges	11	3
Equity in net earnings of associated companies — net of tax	(2)	(1)
Share-based compensation expense	42	55
Deferred income taxes	47	3
Pension and other accruals	60	135
Loss (gain) on sales and write downs of investments, businesses and assets — net	6	(6)
Minority interests — net of tax	113	13
Other — net	(31)	(70)
Changes in operating assets and liabilities	(1,233)	816

Net cash from (used in) operating activities	(1,011)	1,037

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(87)	(109)
Proceeds on disposals of plant and equipment	—	84
Change in restricted cash and cash equivalents	9	7
Acquisitions of investments and businesses — net of cash acquired	(32)	(26)
Proceeds from the sales of investments and businesses and assets — net	26	(18)

Net cash used in investing activities	(84)	(62)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(21)	(25)
Increase in notes payable	78	24
Decrease in notes payable	(70)	(27)
Proceeds from issuance of long-term debt	668	—
Debt issuance costs	(13)	—
Repayments of capital leases payable	(11)	(11)

Net cash from (used in) financing activities	631	(39)

Effect of foreign exchange rate changes on cash and cash equivalents	1	42

Net increase (decrease) in cash and cash equivalents	(463)	978
Cash and cash equivalents at beginning of period	3,526	3,487

Cash and cash equivalents at end of period	$3,063	$4,465

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited)
(Millions of U.S. Dollars, except per share amounts, unless otherwise stated)

1.	Significant accounting policies

Basis of presentation

Nortel Networks Limited (“Nortel”) is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). The unaudited condensed consolidated financial statements of Nortel have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) for the preparation of interim financial information. They do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2007, except as discussed in note 2. The condensed consolidated balance sheet as of December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of the financial results and net assets of Nortel are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions and outsourcing related obligations, product warranties, estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation charged by NNC to Nortel and contingencies.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2008 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC and Canadian securities regulatory authorities (the “2007 Annual Report”).

Comparative figures

Certain 2007 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation, as set out in notes 3 and 4.

Recent accounting pronouncements

(i)	In September 2006, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008; see note 2. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (“FSP”), SFAS 157-2, “Effective Date of FASB Statement No. 157”. Nortel plans to adopt the deferred portion of SFAS 157 on January 1, 2009. Nortel does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition, but will continue to assess the impact as the guidance evolves.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel will adopt the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), replacing SFAS No. 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests and goodwill acquired on the acquisition of a business. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for business combinations completed by Nortel on or after January 1, 2009.

(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel plans to adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will result in the reclassification of minority interests to shareholders’ equity. Nortel is currently assessing any further impacts of SFAS 160 on its results of operations and financial condition.

(v)	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel plans to adopt the provisions of SFAS 161 on January 1, 2009. Nortel is currently assessing the impact, if any, of the adoption of SFAS 161 on its consolidated financial statement disclosures.

(vi)	In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel plans to adopt the provisions of FSP SFAS 142-3 on January 1, 2009. Nortel is currently assessing the impact, if any, of the adoption of FSP SFAS 142-3 on its results of operations and financial condition.

(vii)	In June 2008, the FASB EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel plans to adopt the provisions of EITF 07-5 on January 1, 2009. Nortel is currently assessing the impact, if any, of the adoption of EITF 07-5 on its results of operations and financial condition.

2.	Accounting changes

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

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In accordance with the standard, Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008. See note 11.

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

Effective for fiscal years ending after December 15, 2008, SFAS 158 requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel has historically measured the funded status of its significant plans on September 30. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost (exclusive of any curtailment or settlement gain or loss) for the period between the earlier measurement date, being September 30, 2007, and the end of the fiscal year that the new measurement date provisions are applied, being December 31, 2008, shall be allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ending December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

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

Condensed consolidated statements of operations

Other operating expense (income) — net:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007(a)	2008	2007(a)

Royalty license income — net	$(8)	$(4)	$(16)	$(14)
Litigation charges (recovery) — net	(1)	(8)	11	(8)
Other — net	1	—	10	—

Other operating expense (income) — net	$(8)	$(12)	$5	$(22)

(a)	Includes items that were previously reported as non-operating and that have been reclassified from “Other income — net” to conform to current presentation.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other income — net:

	Three Months
	Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest and dividend income	$(34)	$(60)	$(72)	$(122)
Loss on sale and write downs of investments	2	5	2	5
Currency exchange gains — net	(34)	(71)	(14)	(70)
Other — net	31	14	12	(1)

Other income — net	$(35)	$(112)	$(72)	$(188)

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, had no material impact on the net loss for the three and six months ended June 30, 2008 or 2007, and is reported within Other income — net in the condensed consolidated statements of operations.

Condensed consolidated balance sheets

Accounts receivable — net:

	June 30,	December 31,
	2008	2007

Trade receivables	$1,869	$2,271
Notes receivable	4	12
Notes receivable from NNC and its subsidiaries	1,856	1,127
Contracts in process	333	357

	4,062	3,767
Less: provisions for doubtful accounts	(47)	(62)

Accounts receivable — net	$4,015	$3,705

Inventories — net:

	June 30,	December 31,
	2008	2007

Raw materials	$544	$610
Work in process	10	10
Finished goods	827	800
Deferred costs	1,437	1,698

	2,818	3,118
Less: provision for inventories	(812)	(907)

Inventories — net	2,006	2,211
Less: long-term deferred costs(a)	(178)	(209)

Inventories — net	$1,828	$2,002

(a) Long-term portion of deferred costs is included in other assets.

Other current assets:

	June 30,	December 31,
	2008	2007

Prepaid expenses	$167	$152
Income taxes recoverable	83	77
Current investments	10	15
Other	268	223

Other current assets	$528	$467

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Investments:

Investments include balances of $89 and $101 as of June 30, 2008 and December 31, 2007, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to its use in operations by Nortel. As of June 30, 2008, investments include a balance of $24 with respect to investments in auction rate securities. In prior years, Nortel classified its auction rate securities as current assets, however, due to current market conditions, these investments have been reclassified to long-term investments. See note 11 for more information.

Plant and equipment — net:

	June 30,	December 31,
	2008	2007

Cost:
Land	$38	$38
Buildings	1,142	1,137
Machinery and equipment	1,960	2,167
Assets under capital lease	197	215
Sale lease-back assets	97	97

	3,434	3,654

Less accumulated depreciation:
Buildings	(419)	(395)
Machinery and equipment	(1,420)	(1,601)
Assets under capital lease	(97)	(107)
Sale lease-back assets	(22)	(21)

	(1,958)	(2,124)

Plant and equipment — net(a)	$1,476	$1,530

(a)	Includes assets held for sale with a carrying value of $64 and nil as of June 30, 2008 and December 31, 2007, respectively, related to owned facilities that are being actively marketed for sale.

Goodwill:

The following table outlines goodwill by reportable segment:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Other	Total

Balance — as of December 31, 2007	$450	$152	$603	$1,005	$171	$2,381
Change:
Additions	—	—	—	—	—	—
Disposals	—	—	—	—	—	—
Foreign exchange	1	1	2	2	—	6
Other	1	—	1	1	1	4

Balance — as of June 30, 2008	$452	$153	$606	$1,008	$172	$2,391

Intangible assets — net:

	June 30,	December 31,
	2008	2007

Cost	$303	$338
Less: accumulated amortization	(134)	(125)

Intangible assets — net	$169	$213

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other assets:

	June 30,	December 31,
	2008	2007

Long-term deferred costs	$178	$209
Long-term inventories	24	27
Debt issuance costs	49	41
Derivative assets	79	77
Financial assets	55	62
Other	142	118

Other assets	$527	$534

Other accrued liabilities:

	June 30,	December 31,
	2008	2007

Outsourcing and selling, general and administrative related provisions	$263	$306
Customer deposits	28	52
Product-related provisions	114	126
Warranty provisions (note 10)	197	206
Deferred revenue	1,109	1,219
Advance billings in excess of revenues recognized to date on contracts(a)	1,071	1,490
Miscellaneous taxes	22	30
Income taxes payable	70	93
Deferred income taxes	10	15
Tax uncertainties (note 6)	16	21
Interest payable	76	77
Other	158	164

Other accrued liabilities	$3,134	$3,799

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	June 30,	December 31,
	2008	2007

Pension benefit liabilities	$1,012	$1,109
Post-employment and post-retirement benefit liabilities	880	893
Restructuring liabilities (note 5)	183	180
Deferred revenue	349	400
Tax uncertainties (note 6)	76	71
Derivative liabilities	14	33
Other long-term provisions	174	188

Other liabilities	$2,688	$2,874

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities:

	Six Months Ended June 30,
	2008	2007

Accounts receivable — net	$(310)	$1,169
Inventories — net	(82)	(46)
Deferred costs	261	31
Income taxes	(28)	(17)
Accounts payable	(77)	193
Payroll, accrued and contractual liabilities	(257)	(302)
Deferred revenue	(160)	(132)
Advance billings in excess of revenues recognized to date on contracts	(419)	151
Restructuring liabilities	32	8
Other	(193)	(239)

Change in operating assets and liabilities	$(1,233)	$816

Interest and taxes paid:

	Six Months Ended June 30,
	2008	2007

Cash interest paid	$135	$143
Cash taxes paid	$70	$49

4.	Segment information

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

small and medium-size businesses and home offices, as well as government agencies, educational and other institutions and utility organizations.

•	GS provides a broad range of services to address the requirements of Nortel’s carrier and enterprise customers throughout the entire lifecycle of their networks. The GS portfolio is organized into four main service product groups: (i) network implementation services, including network integration, planning, installation, optimization and security services, (ii) network support services, including technical support, hardware maintenance, equipment spares logistics and on-site engineers, (iii) network managed services, including services related to the monitoring and management of customer networks and providing a range of network managed services/hosted solutions options, and (iv) network application services, including applications development, integration and communications-enabled application solutions. Nortel’s GS market mirrors that of its carrier and enterprise markets along with a broad range of customers in all geographic regions where Nortel conducts business, including wireline and wireless carriers, cable operators, small and medium-size businesses, large global enterprises and all levels of government.

•	MEN combines Nortel’s optical networking solutions and the carrier portion of its data networking solutions to transform its carrier and large enterprise customers’ networks to be more scalable and reliable for the high speed delivery of diverse multi-media communications services. By combining Nortel’s optical expertise and data knowledge, Nortel creates carrier Ethernet solutions that help service providers and enterprises better manage increasing bandwidth demands. Nortel differentiates its MEN solutions by using technology innovation such as Provider Backbone Bridges, Provider Backbone Transport, and 40G Dual Polarization Quadrature Phase Shift Keying to deliver increased network capacity at lower cost per bit and with a simpler operations paradigm. Both metropolitan, or metro, and long haul networks are key focus areas as bandwidth demands are increasing as a result of the growth of network-based broadcast and on-demand video delivery, wireless “backhaul” for a variety of data services including video, as well as traditional business, internet and private line and voice services.

•	Other miscellaneous business activities and corporate functions, including the operating results of Nortel Government Solutions Incorporated, do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to its long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s president and chief executive officer (the “CEO”) has been identified as the Chief Operating Decision Maker in assessing segment performance and in deciding how to allocate resources to the segments. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is Management Operating Margin (“Management OM”). Management OM was previously referred to in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC and Canadian securities regulatory authorities, as Operating Margin. Management OM is defined by Nortel as follows: total revenues less total cost of revenues, selling, general and administrative (“SG&A”) and research and development (“R&D”) expense. Previously, the CEO used management earnings (loss) before income taxes (“Management EBT”). Management EBT was a measure that included total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income) — net, other income (expense) — net, and minority interests— net of tax and equity in net earnings (loss) of associated companies — net of tax. Comparative information from the prior period has been restated to conform to current presentation as a result of the new primary financial measure used by the CEO. The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following tables set forth information by segment for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues
Carrier Networks	$1,038	$1,058	$2,256	$2,067
Enterprise Solutions	610	590	1,251	1,187
Global Services	536	494	1,052	942
Metro Ethernet Networks	378	363	705	736

Total reportable segments	2,562	2,505	5,264	4,932
Other	60	57	116	113

Total revenues	2,622	2,562	5,380	5,045

Management Operating Margin
Carrier Networks	185	177	445	331
Enterprise Solutions	(19)	(6)	(38)	(8)
Global Services	83	76	155	151
Metro Ethernet Networks	17	11	(8)	(9)

Total reportable segments	266	258	554	465
Other	(147)	(222)	(300)	(433)

Total Management Operating Margin	119	36	254	32

Amortization of intangible assets	11	13	23	25
Special charges	67	36	155	116
Gain on sales of businesses and assets	(2)	(10)	(4)	(11)
Other operating expense (income) — net	(8)	(12)	5	(22)
Other income — net	(35)	(112)	(72)	(188)
Interest expense	62	70	127	139
Income tax expense	62	11	98	24
Minority interests — net of tax	46	1	113	13
Equity in net earnings of associated companies — net of tax	(1)	(1)	(2)	(1)

Net earnings (loss)	$(83)	$40	$(189)	$(63)

Nortel had one customer that generated revenues of approximately $258 and $591 or 10% and 11% of total consolidated revenues for the three and six months ended June 30, 2008, respectively. The revenues were generated throughout all of Nortel’s reportable segments. For the three and six months ended June 30, 2007, Nortel had one customer that generated revenues of approximately $270 and $579 or 10% and 11%, respectively, of total consolidated revenues.

5.	Special charges

On February 27, 2008, as part of its further efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that includes workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. Nortel expects total charges to earnings and cash outlays related to workforce reductions to be approximately $205, which will be substantially incurred over fiscal 2008 and 2009. Nortel expects total charges to earnings related to the consolidation of real estate to be approximately $70, including approximately $25 related to fixed asset write downs, to be incurred over fiscal 2008 and 2009, and cash outlays of approximately $45 to be incurred through 2024. Approximately $103 of the total charges relating to the 2008 Restructuring Plan have been incurred during the six months ended June 30, 2008. Approximately 70% of the total restructuring expense related to the 2008 Restructuring Plan is expected to be incurred by the end of 2008.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the first quarter of 2007, as part of its continuing efforts to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. During the year ended December 31, 2007, approximately 150 additional positions were identified and incorporated into the plan with associated costs of approximately $15. Other revisions to the original workforce plan included a change in strategy regarding shared services, resulting in approximately 300 fewer position reductions with associated costs of approximately $18. The revised net position reduction is therefore expected to be 2,750. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. As of June 30, 2008, Nortel expects total charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $340 and $320, respectively. Nortel currently expects that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of the first quarter in 2009 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $219 of the total charges relating to the 2007 Restructuring Plan have been incurred as of June 30, 2008.

During the second quarter of 2006, in an effort to increase competitiveness by improving profitability and overall business performance, Nortel announced a restructuring plan that included workforce reductions of approximately 1,900 positions (the “2006 Restructuring Plan”). The workforce reductions occurred primarily in the U.S. and Canada and spanned all of Nortel’s segments. Nortel originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During 2007, the program was determined to be substantially complete resulting in a total reduction of 1,750 positions with a revised total cost of approximately $85. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring the payment of benefits.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the six months ended June 30, 2008, Nortel continued to implement these restructuring work plans. Special charges were as follows:

					Special charges
		Contract			Three Months	Six Months
	Total	settlement	Plant and		Ended	Ended
	Workforce	and lease	equipment		June 30,	June 30,
	reduction	costs	write downs	Total	2008	2008

2008 Restructuring Plan
Provision balance as of December 31, 2007	$—	$—	$—	$—
Other special charges	93	5	8	106	$39	$106
Revisions to prior accruals	(4)	1	—	(3)	(3)	(3)
Cash drawdowns	(21)	(1)	—	(22)
Non-cash drawdowns	—	—	(8)	(8)
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of June 30, 2008	$67	$5	$—	$72

2007 Restructuring Plan
Provision balance as of December 31, 2007	$43	$25	$—	$68
Other special charges	31	14	—	45	23	45
Revisions to prior accruals	(1)	4	—	3	1	3
Cash drawdowns	(49)	(10)	—	(59)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2008	$24	$33	$—	$57

2006 Restructuring Plan
Provision balance as of December 31, 2007	$8	$—	$—	$8
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	(1)	—	—	(1)	(1)	(1)
Cash drawdowns	(7)	—	—	(7)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2008	$—	$—	$—	$—

2004 Restructuring Plan
Provision balance as of December 31, 2007	$—	$51	$—	$51
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	—	5	—	5	5	5
Cash drawdowns	—	(7)	—	(7)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2008	$—	$49	$—	$49

2001 Restructuring Plan
Provision balance as of December 31, 2007	$—	$153	$—	$153
Other special charges	—	—	—	—	—	—
Revisions to prior accruals	—	—	—	—	3	—
Cash drawdowns	—	(16)	—	(16)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of June 30, 2008	$—	$137	$—	$137

Total provision balance as of June 30, 2008(a)	$91	$224	$—	$315

Total special charges					$67	$155

(a)	As of June 30, 2008 and December 31, 2007, the short-term provision balances were $132 and $100, respectively, and the long-term provision balances were $183 and $180, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2008 Restructuring Plan

Three and six months ended June 30, 2008

For the three and six months ended June 30, 2008, Nortel recorded special charges of $26 and $89, respectively, related to severance and benefit costs associated with an involuntary workforce reduction of approximately 1,110 employees, of which approximately 350 and 600 were notified of termination during the three and six months ended June 30, 2008, respectively. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the ES and CN business segments.

2007 Restructuring Plan

Three and six months ended June 30, 2008

For the three and six months ended June 30, 2008, Nortel recorded special charges of $12 and $30, respectively, related to severance and benefit costs with respect to the 2007 Restructuring Plan. The involuntary workforce reduction to date has been approximately 1,790 employees, of which approximately 190 and 410 were notified of termination during the three and six months ended June 30, 2008, respectively. This portion of the workforce reduction was primarily in the U.S., Canada, with other reductions being incurred in Europe, Middle East and Africa (“EMEA”). Nortel recorded contract settlement and lease costs of $12 and $18 including revisions of $2 and $4 during the three and six months ended June 30, 2008, respectively. Cash expenditures related to contract settlement and lease costs of $5 and $10 were incurred during the three and six months ended June 30, 2008, respectively. For the 2007 Restructuring Plan, the remaining contract settlement and lease costs provision, which is net of approximately $38 in estimated sublease income, is expected to be substantially drawn down by the end of 2016. To date Nortel has incurred approximately 65% of the total restructuring expense related to the 2007 Restructuring Plan.

2006 Restructuring Plan

Three and six months ended June 30, 2008

Nortel incurred total cash costs related to the 2006 Restructuring Plan of approximately $2 and $7 during the three and six months ended June 30, 2008, respectively. The provision balance for the 2006 Restructuring Plan was drawn down to nil during the six months ended June 30, 2008.

2004 Restructuring Plan

Three and six months ended June 30, 2008

The provision balance for contract settlement and lease costs remaining for the 2004 Restructuring Plan was drawn down by cash payments of $4 and $7 during the three and six months ended June 30, 2008, respectively. The remaining 2004 Restructuring Plan provision, which is net of approximately $37 in estimated sublease income, is expected to be substantially drawn down by the end of 2016.

2001 Restructuring Plan

Three and six months ended June 30, 2008

The provision balance for contract settlement and lease costs was drawn down by cash payments of $8 and $16 during the three and six months ended June 30, 2008, respectively. The remaining provision, net of approximately $131 in estimated sublease income, is expected to be substantially drawn down by the end of 2013.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following table summarizes the total special charges incurred for each of Nortel’s restructuring plans by segment during the following periods:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Total

2008 Restructuring Plan	$11	$14	$6	$5	$36
2007 Restructuring Plan	1	22	1	—	24
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	1	2	1	1	5
2001 Restructuring Plan	1	1	1	—	3

Total special charges for the three months ended June 30, 2008	$14	$38	$9	$6	$67

2008 Restructuring Plan	$37	$35	$15	$16	$103
2007 Restructuring Plan	4	34	9	1	48
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	1	2	1	1	5
2001 Restructuring Plan	—	—	—	—	—

Total special charges for the six months ended June 30, 2008	$42	$70	$25	$18	$155

2007 Restructuring Plan	$6	$21	$5	$1	$33
2006 Restructuring Plan	—	—	—	—	—
2004 Restructuring Plan	1	1	—	—	2
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the three months ended June 30, 2007	$7	$23	$5	$1	$36

2007 Restructuring Plan	$17	$66	$20	$5	$108
2006 Restructuring Plan	1	3	1	—	5
2004 Restructuring Plan	1	1	—	—	2
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the six months ended June 30, 2007	$19	$71	$21	$5	$116

As described in note 4, Management OM by segment does not include special charges. A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs are associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Prior to 2008, Nortel allocated these costs only based on headcount and revenue streams.

6.	Income taxes

During the six months ended June 30, 2008, Nortel recorded a tax expense of $98 on earnings from operations before income taxes, minority interests and equity in net earnings of associated companies of $20. The tax expense of $98 is comprised of $100 of income taxes on profitable entities in Asia and Europe including a valuation allowance release of $6 in Germany based on earnings, $8 of income taxes resulting from revisions to prior year tax estimates and other taxes of $13, primarily related to taxes on preferred share dividends in Canada. This tax expense is partially offset by a $19 benefit derived from various tax credits and R&D related incentives, and an approximately $4 benefit resulting from decreases in uncertain tax positions.

During the six months ended June 30, 2007, Nortel recorded a tax expense of $24 on a loss from operations before income taxes, minority interests and equity in net loss of associated companies of $27. The tax expense of $24 is primarily related to the reduction of Nortel’s deferred tax assets, rate changes in certain jurisdictions, as well as current tax provisions in certain taxable jurisdictions which have been partially offset by the recognition of R&D related incentives.

As of June 30, 2008, Nortel’s net deferred tax assets were $3,244 reflecting temporary differences between the financial reporting and tax treatment of certain current assets and liabilities and non-current assets and liabilities, in addition to the tax benefit of net operating loss carryforwards and tax credit carryforwards.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel had approximately $600 and $566 of total gross unrecognized tax benefits as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, $56 of the total gross unrecognized tax benefits represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net change of $34 since December 31, 2007 consists of an increase of $17 for new uncertain tax positions arising in 2008 and an increase of $23 arising from uncertain tax positions taken during prior periods, offset by a decrease of $1 resulting from settlements of uncertain tax positions and a decrease of $5 resulting from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria. Included in the $23 of uncertain tax positions taken during prior periods is $8 related to the reduction of an uncertain tax position in Colombia which has favorably impacted the effective tax rate for 2008.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the first six months ended June 30, 2008, Nortel recognized approximately $13 in interest, penalties and foreign exchange translation, offset by a decrease of $9 resulting from the decrease in the uncertain tax position in Colombia. Nortel had approximately $36 and $32 accrued for the payment of interest and penalties as of June 30, 2008 and December 31, 2007, respectively.

Nortel believes it is reasonably possible that $161 of its gross unrecognized tax benefit will decrease during the twelve months ending June 30, 2009. Of this amount, $61 will result from the potential resolution of Nortel’s ongoing Advance Pricing Arrangements (“APA”) negotiations, $89 will result from including unrecognized tax benefits on amended income tax returns, and $11 will result from the potential settlement of audit exposures in South America, Asia and Europe. It is anticipated that $9 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

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

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the amount of $95 for the taxation years 1999 and 2000. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $106 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. Nortel believes that it has adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

In accordance with SFAS 109 “Accounting for Income Taxes”, or SFAS 109, Nortel reviews all available positive and negative evidence to evaluate the recoverability of its deferred tax assets. This includes a review of such evidence as the carryforward periods of the significant tax assets, Nortel’s history of generating taxable income in its significant tax jurisdictions (namely Canada, the U.S., the United Kingdom (“U.K.”) and France), Nortel’s cumulative profits or losses in recent years, and Nortel’s projections of earnings in its significant jurisdictions. On a jurisdictional basis, Nortel is in a cumulative loss position in certain of its significant jurisdictions. For these jurisdictions, Nortel continues to maintain a valuation allowance against a portion of its deferred income tax assets. Nortel has concluded that it is more likely than not that the remaining deferred tax assets in these jurisdictions will be realized.

Nortel had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years beginning in 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangements. Although Nortel continues to monitor the progress, it is not a party to these negotiations. Nortel has applied the transfer pricing methodology proposed in the APA

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

requests in preparing its tax returns and accounts beginning in 2001 to the parties subject to the transfer pricing methodology. The parties are the U.S., Canada, U.K., France, Ireland and Australia.

Nortel has requested that the APAs apply to the 2001 through 2005 taxation years. Nortel is also in the process of preparing a new APA request which it anticipates will be filed to include tax years 2007 through at least 2010 following methods generally similar to those under negotiation for 2001 through 2005, with a request for rollback to 2006 for the U.S. and Canada. The parties to the new APA will be the U.S., Canada, U.K., France and Australia. Nortel continues to apply the transfer pricing methodology proposed in the APAs to its current period condensed consolidated financial statements and has filed its 2006 corporate income tax returns consistent with the methodology described in its new APA request.

The outcome of the APA application requests is uncertain and possible reallocation of losses, as they relate to the APA negotiations, cannot be determined at this time. However, Nortel believes that, more likely than not, the ultimate resolution of these negotiations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. Despite Nortel’s current belief, if this matter is resolved unfavorably, it could cause a material shift in historical earnings (losses) between the above mentioned entities, particularly the U.S. and Canada, and have a material adverse effect on Nortel’s consolidated financial position, results of operations and cash flows.

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

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other post-retirement and post-employment benefit costs reflected in the condensed consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 has historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post-retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 will be used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption has had the effect of increasing accumulated deficit by $33, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Pension expense:
Service cost	$12	$30	$25	$60
Interest cost	128	118	256	233
Expected return on plan assets	(134)	(125)	(269)	(246)
Amortization of prior service cost	1	1	2	2
Amortization of net losses	10	26	20	52
Curtailment, contractual and special termination losses	1	—	3	2

Net pension expense	$18	$50	$37	$103

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Post-retirement benefits cost:
Service cost	$1	$1	$2	$2
Interest cost	10	9	20	17
Amortization of prior service cost	(3)	(2)	(5)	(4)

Net post-retirement benefits cost	$8	$8	$17	$15

During the six months ended June 30, 2008 and 2007, contributions of $139 and $193, respectively, were made to the defined benefit plans and $22 and $18, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $141 in 2008 to the defined benefit pension plans for a total contribution of $280, and an additional $25 in 2008 to the post-retirement benefit plans for a total contribution of $47.

8.	Acquisitions and divestitures

Acquisition

LG-Nortel Co. Ltd. business venture

On November 3, 2005, Nortel entered into a business venture with LG Electronics Inc. (“LGE”), named LG-Nortel Co. Ltd (“LG-Nortel”). Certain assets of Nortel’s South Korean distribution and services business were combined with the service business and certain assets of LGE’s telecommunications infrastructure business. In exchange for a cash contribution of $155 paid to LGE, Nortel received 50% plus one share of the equity in LG-Nortel. LGE received 50% less one share of the equity in the business venture. Separately, LGE was entitled to payments from Nortel over a two-year period based on the achievement by LG-Nortel of certain business goals in the 2006 and 2007 fiscal years, up to a maximum of $80. Nortel and LGE agreed that the payment related to the 2006 fiscal year was $29 and this amount was recognized and paid in 2007. Nortel has accrued $51 with respect to the balance of its obligations and will pay its obligation in the third quarter of 2008. As of December 31, 2007, this resulted in additional goodwill of $18.

9.	Long-term debt

Senior notes offering

On May 28, 2008, Nortel completed an offering of $675 aggregate principal amount of senior notes (the “2016 Fixed Rate Notes issued May 2008”) in the U.S. to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

The 2016 Fixed Rate Notes issued May 2008 were issued as additional notes under an existing indenture dated as of July 5, 2006, as supplemented, and are part of the same class as Nortel’s currently outstanding $450 aggregate principal amount of 10.75% Senior Notes due 2016 that were issued on July 5, 2006 (the “2016 Fixed Rate Notes issued July

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2006”) under the same debenture. The 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 have the same ranking, guarantee structure, interest rate, maturity date and other terms, and are treated as a single class of securities under the indenture and holders of the 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 vote together as one class. Refer to note 10, “Long-term debt”, to the audited consolidated financial statements accompanying the 2007 Annual Report for additional details regarding terms. The 2016 Fixed Rate Notes issued May 2008 and related guarantees have not been registered under the Securities Act or the securities laws of any other place and may not be offered or sold within the U.S. or to, or for the account or benefit of, a U.S. person except in transactions exempt from, or not subject to, the registration requirements of the Securities Act and applicable securities laws in other jurisdictions. The 2016 Fixed Rate Notes issued May 2008 and related guarantees are currently not fungible for trading purposes with the 2016 Fixed Rate Notes issued July 2006.

The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting the discount on issuance of $7 and commissions and other offering expenses of $13. On June 16, 2008, Nortel used these net proceeds, together with available cash, to redeem, at par, $675 outstanding principal amount of NNC’s 4.25% convertible senior notes due September 1, 2008 (“4.25% Notes due 2008”) plus accrued and unpaid interest.

10.	Guarantees

Nortel has entered into agreements containing features that meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. As of June 30, 2008, Nortel accrued nil in respect of its non-contingent obligations associated with these agreements and $10 with respect to its contingent obligations that are considered probable to occur.

The following table provides a summary of Nortel’s guarantees as of June 30, 2008:

	Carrying	Maximum
	Amount of	Potential
	Liability	Liability(k)

Business sale and business combination agreements
Third party claims(a)	$—	$—
Sales volume guarantee(b)	10	10
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	39
Receivable securitizations(e)	—	1
Other indemnification agreements
EDC Support Facility(f)	—	—
Specified price trade-in rights(g)	—	1
Sale lease-back(h)	—	4
Real estate indemnification(i)	—	—
Bankruptcy(j)	—	1

Total	$10	$56

(a)	Includes guarantees in connection with agreements for the sale of portions of its business, including certain discontinued operations and guarantees related to the escrow of shares in business combinations in prior periods. Nortel indemnifies the purchaser of a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to 2012.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extend through 2008, or collection of the receivable amounts by the purchaser.

(f)	On February 14, 2003, Nortel entered into an agreement with Export Development Canada (“EDC”) regarding arrangements to provide support for certain performance-related obligations arising out of normal course business (the “EDC Support Facility”). Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Effective December 14, 2007, Nortel and EDC amended and restated the EDC Support Facility, among other things, to extend the maturity date to December 31, 2011 and to provide for automatic renewal each subsequent year, unless either party provides written notice to the other of its intent to terminate. As of June 30, 2008, there was approximately $182 of outstanding support utilized under the EDC Support Facility, approximately $150 of which was outstanding under the revolving small bond sub-facility, with the remaining balance under the revolving large bond sub-facility.

(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010.
(h)	On June 27, 2007, Nortel entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires Nortel to compensate the purchaser for any costs in the event that Nortel fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.

(i)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain claims that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.
(j)	On February 28, 2008, Nortel entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor for any interim dividends paid from the bankruptcy estate that Nortel is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification.

(k)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that were recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of June 30, 2008:

Balance as of December 31, 2007	$206
Payments	(96)
Warranties issued	114
Revisions	(27)

Balance as of June 30, 2008	$197

11.	Fair Value

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

inputs reflect Nortel’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

Level 1:  Quoted prices for identical instruments in active markets that are observable.

Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are non-active; inputs other than quoted prices that are observable and derived from or corroborated by observable market data.

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

Certain investments are valued using the Black-Scholes-Merton option-pricing model. Key inputs include the exchange-traded price of the underlying security, exercise price, shares issuable, risk free rate, forecasted dividends and volatility. Such items are classified in Level 2 of the fair value hierarchy.

As of June 30, 2008 Nortel held $24 in auction rate securities which it classified as an available-for-sale investment. At June 30, 2008, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, Nortel is determining their fair value based on expected discounted cash flows, incorporating current coupon rates and expected maturity dates. Such items are classified in Level 3 of the fair value hierarchy.

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

Market valuation adjustments

The fair value of derivatives and other financial liabilities includes the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 12 for more information.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value	Level 1	Level 2	Level 3

Assets
Stock investments	$8	$8	$—	$—
Employee benefit trust	89	89
Derivatives	78	—	77	1
Auction rate securities	24	—	—	24

Total assets	$199	$97	$77	$25

Liabilities
Long-term debt	2,855	2,855	—	—
Derivatives	14	—	8	6

Total liabilities	$2,869	$2,855	$8	$6

The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2008:

		Net Realized/Unrealized
		Gains (Losses) included		Purchases, Sales	Transfers in
	January 1,	in		Issuances and	and/or (out)	June 30,
	2008	Earnings	Other	(Settlements)	of Level 3	2008

Assets
Derivatives	$1	—	—	—	—	$1
Auction rate securities	$—	—	—	24	—	$24
Liabilities
Derivatives	$5	1	—		—	$6

12.	Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	June 30,	December 31,
	2008	2007

Bid and performance-related bonds(a)	$171	$155
Other bonds(b)	71	54

Total bid, performance related and other bonds	$242	$209

(a)	Net of restricted cash and cash equivalent amounts of $4 and $5 as of June 30, 2008 and December 31, 2007, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $8 and $27 as of June 30, 2008 and December 31, 2007, respectively.

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

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel had remaining commitments, if requested, of $21 as of June 30, 2008. These commitments expire at various dates through to 2017.

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

Nortel performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not normally require collateral from its customers. Nortel’s customers are primarily in the enterprise and telecommunication service provider markets. Nortel’s global market presence has resulted in a large number of diverse customers which reduces concentrations of credit risk.

Nortel receives certain of its components from sole suppliers. Additionally, Nortel relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of Nortel could materially impact future operating results.

WiMAX Strategic Agreement with Alvarion Ltd.

On June 11, 2008, Nortel entered into an agreement with Alvarion Ltd., (“Alvarion”), to jointly develop a WiMAX product solution. For the duration of the agreement, Nortel has agreed to terminate its current IEEE 802.16e macro WiMAX BTS commercial product development and instead work with Alvarion to continue the development of a world leading mobile WiMAX (802.16e) portfolio of access products. Nortel is not committed to any purchase commitments under the agreement. Alvarion will provide the R&D work for the joint WiMAX BTS product solution, with the funding assistance, development and engineering expertise provided by Nortel. Nortel will pay Alvarion an agreed amount of R&D funding over the four year term of the agreement.

13.	Shareholders’ equity

The following are the changes in shareholders’ equity during the six months ended June 30, 2008:

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Shares	Shares	Capital	Deficit	Income (Loss)	Total

Balance as of December 31, 2007	$536	$1,211	$22,401	$(18,385)	$247	$6,010
Adoption of SFAS 158 (notes 2 and 7)	—	—	—	(33)	$5	(28)
Net loss	—	—	—	(189)	—	(189)
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Unrealized loss on investments — net	—	—	—	—	(8)	(8)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	—	—	—	—	(3)	(3)
Share-based compensation	—	—	44	—	—	44
Dividend	—	—	—	(20)	—	(20)
Other	—	—	—	3	1	4

Balance as of June 30, 2008	$536	$1,211	$22,445	$(18,624)	$222	$5,790

Nortel is authorized to issue an unlimited number of Nortel Networks Limited common shares without nominal or par value.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net earnings (loss)	$(83)	$40	$(189)	$(63)
Other comprehensive income (loss) adjustments:
Change in foreign currency translation adjustment	(13)	70	(20)	82
Unrealized loss on investments — net(a)	—	(1)	(8)	(3)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	(9)	14	(3)	29

Unrealized derivative gain (loss) on cash flow hedges — net(b)	—	23	—	29
Other	1	—	1	—

Comprehensive income (loss)	$(104)	$146	$(219)	$74

(a)	Certain securities deemed available-for-sale by Nortel are measured at fair value. Unrealized holding losses related to these securities are excluded from net loss and are included in accumulated other comprehensive income until realized. Unrealized loss on investments was net of tax of nil and nil for the three and six months ended June 30, 2008 and 2007, respectively.
(b)	During the three and six months ended June 30, 2008 and 2007, nil and nil, nil and $5, respectively, of net derivative gains were reclassified to other income (expense) — net. Nortel estimates that no net derivative gains included in accumulated other comprehensive income will be reclassified into net loss within the next 12 months.

14.	Share-based compensation plans

At the annual meeting of NNC’s shareholders held on May 7, 2008, the following amendments to the NNC 2005 Stock Incentive Plan, As Amended and Restated (the “SIP”) were approved by NNC’s shareholders in accordance with the rules of the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) and the terms of the SIP: (i) an increase in the number of Nortel Networks Corporation common shares issuable under the SIP by 14 million from 12.2 million to 26.2 million; (ii) the addition of certain additional types of amendments to the SIP or awards under it requiring shareholder approval; and (iii) amendments to reflect current market practices with respect to blackout periods.

Options

Prior to 2006, NNC granted options to employees to purchase Nortel Networks Corporation common shares under two existing option plans, the Nortel Networks Corporation 2000 Stock Option Plan (the “2000 Plan”) and the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated (the “1986 Plan”). Under these two plans, options to purchase Nortel Networks Corporation common shares could be granted to employees and, under the 2000 Plan, options could also be granted to directors of NNC. Nortel Networks Corporation common shares remaining available for grant after December 31, 2005 under the 2000 Plan and the 1986 Plan (and including common shares that become available upon expiration or termination of options granted under such plans) were transferred to and were available for grant under the SIP, effective January 1, 2006.

PSUs

Relative Total Shareholder Return Metric Awards (“PSU-rTSRs”)

Prior to January 1, 2008 all awards of PSU-rTSRs (previously defined as “PSUs” in the 2007 Annual Report) under the SIP had vesting conditions based on the relative total shareholder return metric and had a 36-month performance period. In March 2008, NNC determined that awards of PSU-rTSRs granted after January 1, 2008 would have a 36-month performance period and an additional 30-day employment service period. All other vesting conditions with respect to PSU-rTSRs as at June 30, 2008 remain consistent with the conditions as reported in the 2007 Annual Report. The number of Nortel Networks Corporation common shares issued for vested PSU-rTSRs can range from 0% to 200% of the number of PSU-rTSR awards granted.

Management Operating Margin Metric Awards (“PSU-Management OMs”)

In March 2008, NNC awarded PSU-Management OMs (previously defined as “PSU-OMs” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) with the following two vesting conditions: (i) the participant must

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

satisfy a one-year performance period and an additional 24-month vesting period in which continuous employment is required; and (ii) NNC’s Management OM must exceed the minimum threshold level of 4.80% or $550 in accordance with NNC’s payout curve for a one year performance period. The number of Nortel Networks Corporation common shares to be issued for vested PSU-Management OMs is determined based on NNC’s Management OM and can range from 0% to 200% of the number of PSU-Management OM awards granted. The awards vest in full at the end of the 36-month employment period, subject to the satisfaction of the two vesting conditions. Generally, the PSU-Management OMs granted under the SIP will be settled in shares at the time of vesting.

Share-based compensation

The following table provides the share-based compensation expense recorded for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Share-based compensation:
Option expense	$11	$21	$22	$41
RSU expense	7	6	15	10
PSU expense — rTSR	2	3	4	4
PSU expense — Management OM	1	—	1	—

Total share-based compensation reported	$21	$30	$42	$55

NNC estimates the fair value of options and Stock Appreciation Rights (“SARs”) using the Black-Scholes-Merton option-pricing model, consistent with the provisions of SFAS 123R, “Share-based payments” (“SFAS 123R”) and Staff Accounting Bulletin (“SAB”) 107, “Disclosures about Fair Value of Financial Instruments” (“SAB 107”). The key input assumptions used to estimate the fair value of awards include the grant price of the award, the expected term of the award, the volatility of NNC’s common shares, the risk-free rate, and NNC’s dividend yield. NNC believes that the Black-Scholes-Merton option-pricing model adequately captures the substantive features of option awards and is appropriate in calculating the fair values of NNC’s options and SARs.

The following ranges of assumptions were used in computing the fair value of options and SARs for purposes of expense recognition, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Black-Scholes-Merton assumptions
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility(a)	44.89% - 52.32%	52.69% - 53.23%	44.21% - 52.32%	52.69% - 53.56%
Risk-free interest rate(b)	2.97% - 3.33%	4.54% - 4.92%	2.44% - 3.33%	4.43% - 4.92%
Expected option life in years(c)	2.90-4.50	4.00	2.90 - 4.50	4.00
Range of fair value per option granted	$3.78	$11.39	$3.07 - $3.78	$11.39 -$11.86
Range of fair value per SAR granted	$0.38 - $3.13	$10.92	$0.20 - $3.13	$10.92

(a)	The expected volatility of Nortel Networks Corporation common shares is estimated using the daily historical share prices over a period equal to the expected term.
(b)	NNC used the five year U.S. government Treasury Note rate to approximate the risk-free rate.
(c)	The expected term of the share options of four and a half years for 2008 grants is estimated based on historical grants with similar vesting periods.

The fair value of all RSUs and PSU-Management OMs granted after January 1, 2008 is calculated using the closing share price from NYSE on the date of the grant. For RSU awards granted before January 1, 2008, the fair value is calculated using an average of the high and low stock prices from the highest trading value of either the NYSE or TSX on the date of the grant. There were no PSU-Management OMs granted before January 1, 2008. NNC estimates the fair value of

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

PSU-rTSRs awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008(c)	2007(c)	2008	2007

Monte Carlo assumptions
Beta(a)	—	—	—	1.88
Historical volatility(a)		n/a	43.96%	n/a
Risk-free interest rate(b)	—	—	1.64%	4.46%

(a)	Commencing in the first quarter of 2008, NNC employed a three-year historical volatility as an input in to the Monte Carlo simulation model to match the life expectancy of PSU-rTSRs. Previously, NNC had used Beta as an input into the model.
(b)	The risk-free rate used was based on the yield of the two-year U.S. government Treasury Note rate.
(c)	Nortel did not grant any PSU-rTSRs awards in the three month periods ended June 30, 2008 and 2007.

Cash received from exercises under all share-based compensation arrangements was nil and $9 for the six months ended June 30, 2008 and 2007, respectively. Tax benefits realized by Nortel related to these exercises were nil for the six months ended June 30, 2008 and 2007.

15.	Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties are summarized for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues:
LG Electronics Inc.(a)	$4	$5	$16	$12
Vertical Communications Systems Inc. (“Vertical”)(b)	3	3	7	7
Other	3	2	4	4

Total	$10	$10	$27	$23

Purchases:
LG Electronics Inc.(a)	44	103	96	182
Sasken Communications Technology Ltd. (“Sasken”)(c)	6	7	11	12
GNTEL Co., Ltd. (“GNTEL”)(d)	20	25	44	40
Other	5	2	10	3

Total	$75	$137	$161	$237

(a)	LGE holds a minority interest in LG-Nortel. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of June 30, 2008, accounts payable to LGE was net $35, compared to net $31 as of December 31, 2007.
(b)	LG-Nortel currently owns a minority interest in Vertical. Vertical supports LG-Nortel’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel currently owns a minority interest in Sasken. Nortel’s purchases from Sasken relate primarily to software and software development-related purchases.
(d)	Nortel holds a minority interest in GNTEL through its business venture LG-Nortel. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of June 30, 2008, accounts payable to GNTEL was net $13, compared to net $31 as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, accounts receivable from related parties were $5 and $6, respectively. As of June 30, 2008 and December 31, 2007, accounts payable to related parties were $50 and $67, respectively.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Balances with related parties were as follows:

	June 30,	December 31,
	2008	2007

Condensed consolidated balance sheets
Owing from NNC	$1,700	$990
Owing from NNC subsidiaries	100	90
Other related parties	(45)	(61)

Related party receivables	$1,755	$1,019

On June 3, 2008 Nortel entered into a revolving loan agreement with NNC in the amount of $827. The loan to NNC has a 2 year term and an interest rate of 11.25% and can be terminated by either party with 5 days notice causing repayment. Any principal and interest outstanding is payable at the end of the loan period. As at June 30, 2008, the outstanding loan receivable balance was $675.

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

Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008 to claimants and plaintiffs’ counsel as approved by the courts. As of June 30, 2008, approximately 3% of the settlement shares remained to be distributed, and will be distributed on an ongoing basis through the claims administration process. The cash portion of the settlement that was placed in escrow in 2006 has now been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

NNC’s insurers paid $229 in cash toward the settlement and NNC agreed to certain indemnification obligations with them. NNC believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. See note 10 for additional information.

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

In March 2008, NNC entered into an agreement to settle all of the claims raised by Ipernica Limited (formerly known as QPSX Development 5 Pty Ltd), (“Ipernica”), an Australian patent holding firm, in a lawsuit against NNC filed in the U.S. District Court for the Eastern District of Texas, alleging patent infringement. The settlement agreement between the parties grants to NNC a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases, and a payment of $12 was made by NNI to Ipernica, in the first quarter of 2008.

On June 19, 2008, the Royal Canadian Mounted Police (the “RCMP”) announced that it had filed criminal charges against three former NNC executives; Frank Dunn, Douglas Beatty and Michael Gollogly. The fraud-related charges include: fraud affecting the public market, falsification of books and documents, and false prospectus. These charges pertain to allegations of criminal activity within NNC by these three former executives during 2002 and 2003. No criminal charges were filed against NNC and NNC was not the target of this RCMP investigation. NNC will continue to cooperate with the RCMP during the course of these criminal proceedings.

On June 24, 2008, a purported class action lawsuit was filed in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to NNC’s pension plan did not comply with the Pension Benefits Act (Ontario) and common law notification requirements. The plaintiffs seek declaratory and equitable relief and unspecified monetary damages; NNC intends to vigorously defend against these allegations.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. NNC is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to NNC of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. With the exception of $2,474 and the related fair value adjustments, which NNC recorded in 2006 and first quarter of 2007 financial results as a result of the Global Class Action Settlement and the accrued liability for the Ontario Settlement, NNC has not made any provisions for any potential judgments, fines, penalties or settlements that may result from these actions, suits, claims and investigations. Except for the Global Class Action Settlement, NNC cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except for matters encompassed by the Global Class Action Settlement and the Ontario Settlement, NNC intends to defend these actions, suits, claims and proceedings, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. NNC will continue to cooperate fully with all authorities in connection with the criminal investigations and regulatory and criminal proceedings against former NNC executives.

Nortel is also a defendant in various other suits, claims, proceedings and investigations which arise in the normal course of business.

Environmental matters

Nortel’s business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. Nortel seeks to operate its business in compliance with these changing laws and regularly evaluates their impact on operations, products and facilities. Existing and new laws may cause Nortel to incur additional costs. In some cases, environmental laws affect Nortel’s ability to import or export certain products to or from, or produce or sell certain products in, some jurisdictions, or have caused it to redesign products to avoid use of regulated substances. Although costs relating to environmental compliance have not had a material adverse effect on the business, results of operations, financial condition or liquidity to date, there can be no assurance that such costs will not have a material adverse effect going forward. Nortel continues to evolve compliance plans and risk mitigation strategies relating to new laws and requirements. Nortel intends to design and manufacture products that are compliant with all applicable legislation and meet its quality and reliability requirements.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2008, the accruals on the condensed consolidated balance sheet for environmental matters were $22. Based on information available as of June 30, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

18.	Supplemental condensed consolidating financial information

On July 5, 2006, under an Indenture of the same date (the “July 2006 Indenture”), Nortel completed an offering of $2,000 aggregate principal amount of senior notes (the “July 2006 Notes”) to qualified institutional buyers pursuant to Rule 144A and to persons outside the U.S. pursuant to Regulation S under the Securities Act. The July 2006 Notes consist of the 2016 Fixed Rate Notes issued July 2006, $550 of senior fixed rate notes due 2013 (the “2013 Fixed Rate Notes”) and $1,000 of floating rate senior notes due 2011 (the “2011 Floating Rate Notes”). The 2016 Fixed Rate Notes issued July 2006 bear interest at a rate per annum of 10.75% payable semi-annually, the 2013 Fixed Rate Notes bear interest at a rate per annum of 10.125%, payable semi-annually, and the 2011 Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to the reserve-adjusted LIBOR plus 4.25%, payable quarterly. As of June 30, 2008, the 2011 Floating Rate Notes had an interest rate of 6.963% per annum. The July 2006 Notes are fully and unconditionally guaranteed by NNC and initially guaranteed by NNI. For additional information on the July 2006 Notes, see note 10, “Long-term debt, Senior notes offering”, to the audited consolidated financial statements accompanying Nortel’s 2007 Annual Report.

On May 28, 2008, NNC completed an offering of $675 of additional notes under the July 2006 Indenture, the 2016 Fixed Rate Notes issued May 2008, to repay a portion of the 4.25% Notes due 2008 issued by NNC in 2001. The 2016 Fixed Rate Notes issued May 2008 bear interest at a rate per annum of 10.75% payable semi-annually, and are fully and unconditionally guaranteed by NNC and initially guaranteed by NNI.

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

The guarantee by NNI of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 will be released if the July 2006 Notes, the Convertible Notes or the 2016 Fixed Rate Notes issued May 2008, as applicable, are rated Baa3 or higher by Moody’s and BBB- or higher from Standard & Poor’s, in each case, with no negative outlook.

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of NNC that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (the “Non-Guarantor Subsidiaries”), eliminations and the consolidated total as of June 30, 2008 and December 31, 2007, and for the three and six month periods ended June 30, 2008 and 2007.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental condensed consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel, NNC and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out in the 2007 Annual Report, except as disclosed in note 2.

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$642	$1,089	$1,456	$(565)	$2,622
Cost of revenues	367	716	973	(565)	1,491

Gross profit	275	373	483	—	1,131

Selling, general and administrative expense	115	206	254	—	575
Research and development expense	240	156	41	—	437
Amortization of intangible assets	—	2	9	—	11
Special charges	11	31	25	—	67
Loss (gain) on sale of businesses and assets	(3)	1	—	—	(2)
Other operating income — net	(2)	(4)	(2)	—	(8)

Operating earnings (loss)	(86)	(19)	156	—	51
Other expense (income) — net	(11)	1	(25)	—	(35)
Interest expense
Long-term debt	50	2	7	—	59
Other	—	1	2	—	3

Earnings (loss) from operations before income taxes, minority interests and equity in net loss (earnings) of associated companies	(125)	(23)	172	—	24
Income tax expense (benefit)	4	1	57	—	62

	(129)	(24)	115	—	(38)
Minority interests — net of tax	—	—	46	—	46
Equity in net loss (earnings) of associated companies — net of tax	(46)	23	(1)	23	(1)

Net earnings (loss)	(83)	(47)	70	(23)	(83)
Dividends on preferred shares	9	—	—	—	9

Net earnings (loss) applicable to common shares	$(92)	$(47)	$70	$(23)	$(92)

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$914	$1,113	$1,054	$(519)	$2,562
Cost of revenues	483	921	629	(519)	1,514

Gross profit	431	192	425	—	1,048

Selling, general and administrative expense	136	215	242	—	593
Research and development expense	243	156	20	—	419
Amortization of intangible assets	—	2	11	—	13
Special charges	2	12	22	—	36
Loss (gain) on sale of businesses and assets	1	1	(12)	—	(10)
Other operating income — net	3	6	3	—	12

Operating earnings (loss)	52	(188)	145	—	9
Other expense (income) — net	(119)	126	(122)	3	(112)
Interest expense
Long-term debt	55	2	7	—	64
Other	5	20	(17)	(2)	6

Earnings (loss) from operations before income taxes, minority interests and equity in net loss (earnings) of associated companies	111	(336)	277	(1)	51
Income tax expense (benefit)	(7)	—	18	—	11

	118	(336)	259	(1)	40
Minority interests — net of tax	—	—	1	—	1
Equity in net loss (earnings) of associated companies — net of tax	78	(79)	(2)	2	(1)

Net earnings (loss)	40	(257)	260	(3)	40
Dividends on preferred shares	10	—	—	—	10

Net earnings (loss) applicable to common shares	$30	$(257)	$260	$(3)	$30

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$1,301	$2,217	$3,036	$(1,174)	$5,380
Cost of revenues	754	1,474	2,046	(1,174)	3,100

Gross profit	547	743	990	—	2,280

Selling, general and administrative expense	197	454	521	—	1,172
Research and development expense	461	314	79	—	854
Amortization of intangible assets	—	4	19	—	23
Special charges	39	63	53	—	155
Loss (gain) on sale of businesses and assets	(3)	1	(2)	—	(4)
Other operating expense (income) — net	(7)	5	7	—	5

Operating earnings (loss)	(140)	(98)	313	—	75
Other expense (income) — net	(11)	(25)	(57)	21	(72)
Interest expense
Long-term debt	100	5	13	—	118
Other	2	2	5	—	9

Earnings (loss) from operations before income taxes, minority interests and equity in net loss (earnings) associated companies	(231)	(80)	352	(21)	20
Income tax expense (benefit)	8	(2)	92	—	98

	(239)	(78)	260	(21)	(78)
Minority interests — net of tax	—	—	113	—	113
Equity in net loss (earnings) of associated companies — net of tax	(50)	13	(2)	37	(2)

Net earnings (loss)	(189)	(91)	149	(58)	(189)
Dividends on preferred shares	20	—	—	—	20

Net earnings (loss) applicable to common shares	$(209)	$(91)	$149	$(58)	$(209)

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Revenues	$1,454	$2,373	$2,179	$(961)	$5,045
Cost of revenues	921	1,612	1,421	(961)	2,993

Gross profit	533	761	758	—	2,052

Selling, general and administrative expense	300	402	494	—	1,196
Research and development expense	415	321	88	—	824
Amortization of intangible assets	—	4	21	—	25
Special charges	12	60	44	—	116
Loss (gain) on sale of businesses and assets	2	1	(14)	—	(11)
Other operating expense (income) — net	(10)	(8)	(4)	—	(22)

Operating earnings (loss)	(186)	(19)	129	—	(76)
Other expense (income) — net	(152)	111	(150)	3	(188)
Interest expense
Long-term debt	110	5	13	—	128
Other	(10)	40	(33)	14	11

Earnings (loss) from operations before income taxes, minority interests and equity in net loss (earnings) of associated companies	(134)	(175)	299	(17)	(27)
Income tax expense (benefit)	(9)	1	32	—	24

	(125)	(176)	267	(17)	(51)
Minority interests — net of tax	—	—	13	—	13
Equity in net loss (earnings) of associated companies — net of tax	(62)	(50)	(2)	113	(1)

Net earnings (loss)	(63)	(126)	256	(130)	(63)
Dividends on preferred shares	20	—	—	—	20

Net earnings (loss) applicable to common shares	$(83)	$(126)	$256	$(130)	$(83)

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$219	$1,109	$1,735	$—	$3,063
Restricted cash and cash equivalents	27	8	22	—	57
Accounts receivable — net	3,012	1,657	3,034	(3,688)	4,015
Inventories — net	84	442	1,302	—	1,828
Deferred income taxes — net	31	336	109	—	476
Other current assets	101	123	305	(1)	528

Total current assets	3,474	3,675	6,507	(3,689)	9,967
Investments	6,615	3,595	(399)	(9,634)	177
Plant and equipment — net	503	384	589	—	1,476
Goodwill	—	1,877	514	—	2,391
Intangible assets — net	10	25	134	—	169
Deferred income taxes — net	1,099	1,227	483	—	2,809
Other assets	195	87	258	(13)	527

Total assets	$11,896	$10,870	$8,086	$(13,336)	$17,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,556	$938	$2,354	$(3,688)	$1,160
Payroll and benefit-related liabilities	137	229	254	—	620
Contractual liabilities	8	36	199	—	243
Restructuring liabilities	26	63	43	—	132
Other accrued liabilities	443	1,137	1,555	(1)	3,134
Long-term debt due within one year	1	10	10	—	21

Total current liabilities	2,171	2,413	4,415	(3,689)	5,310
Long-term debt	2,907	90	329	—	3,326
Deferred income taxes — net	—	—	31	—	31
Other liabilities	1,028	677	996	(13)	2,688

Total liabilities	6,106	3,180	5,771	(3,702)	11,355

Minority interests in subsidiary companies	—	—	371	—	371
Shareholders’ equity	5,790	7,690	1,944	(9,634)	5,790

Total liabilities and shareholders’ equity	$11,896	$10,870	$8,086	$(13,336)	$17,516

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Balance Sheets as of December 31, 2007 (audited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$329	$1,128	$2,069	$—	$3,526
Restricted cash and cash equivalents	34	8	24	—	66
Accounts receivable — net	2,394	1,828	3,120	(3,637)	3,705
Inventories — net	100	505	1,397	—	2,002
Deferred income taxes — net	32	318	137	—	487
Other current assets	86	120	262	(1)	467

Total current assets	2,975	3,907	7,009	(3,638)	10,253
Investments	6,616	3,563	(88)	(9,897)	194
Plant and equipment — net	528	406	596	—	1,530
Goodwill	—	1,877	504	—	2,381
Intangible assets — net	18	34	161	—	213
Deferred income taxes — net	1,128	1,245	495	—	2,868
Other assets	171	118	260	(15)	534

Total assets	$11,436	$11,150	$8,937	$(13,550)	$17,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other accounts payable	$1,486	$998	$2,382	$(3,637)	$1,229
Payroll and benefit-related liabilities	134	259	296	—	689
Contractual liabilities	17	47	208	—	272
Restructuring liabilities	11	46	43	—	100
Other accrued liabilities	463	1,246	2,091	(1)	3,799
Long-term debt due within one year	1	12	10	—	23

Total current liabilities	2,112	2,608	5,030	(3,638)	6,112
Long-term debt	2,243	94	329	—	2,666
Deferred income taxes — net	—	—	17	—	17
Other liabilities	1,071	716	1,102	(15)	2,874

Total liabilities	5,426	3,418	6,478	(3,653)	11,669

Minority interests in subsidiary companies	—	—	294	—	294
Shareholders’ equity	6,010	7,732	2,165	(9,897)	6,010

Total liabilities and shareholders’ equity	$11,436	$11,150	$8,937	$(13,550)	$17,973

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(189)	$(91)	$149	$(58)	$(189)
Adjustment to reconcile to net earnings (loss)	(551)	127	(456)	58	(822)

Net cash from (used in) operating activities	(740)	36	(307)	—	(1,011)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(22)	(26)	(39)	—	(87)
Change in restricted cash and cash equivalents	9	—	—	—	9
Acquisitions of investments and businesses — net of cash acquired	—	(29)	(3)	—	(32)
Proceeds from the sales of investments and businesses and assets	7	5	14	—	26

Net cash from (used in) investing activities	(6)	(50)	(28)	—	(84)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interests	(20)	—	(1)	—	(21)
Increase in notes payable	—	—	78	—	78
Decrease in notes payable	—	—	(70)	—	(70)
Proceeds from issuance of long-term debt	668	—	—	—	668
Repayments of capital leases payable	—	(5)	(6)	—	(11)
Debt issuance costs	(13)	—	—	—	(13)

Net cash from (used in) financing activities	635	(5)	1	—	631

Effect of foreign exchange rate changes on cash and cash equivalents	1	—	—	—	1

Net increase (decrease) in cash and cash equivalents	(110)	(19)	(334)	—	(463)
Cash and cash equivalents at beginning of period	329	1,128	2,069	—	3,526

Cash and cash equivalents at end of period	$219	$1,109	$1,735	$—	$3,063

NORTEL NETWORKS LIMITED

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Supplemental Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (unaudited):

	Nortel		Non-
	Networks	Guarantor	Guarantor
	Limited	Subsidiary	Subsidiaries	Eliminations	Total
	(Millions of U.S. Dollars)

Cash flows from (used in) operating activities
Net earnings (loss)	$(63)	$(126)	$256	$(130)	$(63)
Adjustment to reconcile to net earnings (loss)	739	218	13	130	1,100

Net cash from (used in) operating activities	676	92	269	—	1,037

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(33)	(29)	(47)	—	(109)
Proceeds on disposals of plant and equipment	58	3	23	—	84
Change in restricted cash and cash equivalents	—	2	5	—	7
Acquisitions of investments and businesses — net of cash acquired	(2)	(2)	(22)	—	(26)
Proceeds from the sales of investments and businesses and assets	(52)	7	27	—	(18)

Net cash from (used in) investing activities	(29)	(19)	(14)	—	(62)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to minority interest	(25)	—	—	—	(25)
Increase in notes payable	—	—	24	—	24
Decrease in notes payable	—	—	(27)	—	(27)
Repayments of capital leases payables	(1)	(3)	(7)	—	(11)

Net cash from (used in) financing activities	(26)	(3)	(10)	—	(39)

Effect of foreign exchange rate changes on cash and cash equivalents	48	—	(6)	—	42

Net increase (decrease) in cash and cash equivalents	669	70	239	—	978
Cash and cash equivalents at beginning of period	626	1,145	1,716	—	3,487

Cash and cash equivalents at end of period	$1,295	$1,215	$1,955	$—	$4,465

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF CONTENTS

Executive Overview	41
Results of Operations	46
Segment Information	55
Liquidity and Capital Resources	62
Off-Balance Sheet Arrangements	67
Application of Critical Accounting Policies and Estimates	67
Accounting Changes and Recent Accounting Pronouncements	80
Outstanding Share Data	82
Market Risk	82
Environmental Matters	82
Legal Proceedings	82
Cautionary Notice Regarding Forward-Looking Information	82

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

Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, or 2008 First Quarter Report, for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation, or NNC. NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

We continue to focus on the execution of the six-point plan and on operational excellence through transformation of our businesses, or Business Transformation, and processes. On June 27, 2006, we announced the implementation of changes to our pension plans to control costs and align with industry-benchmarked companies, initiatives to improve our Operations organization to speed customer responsiveness, improve processes and reduce costs, and organizational simplification through the elimination of approximately 700 positions. On February 7, 2007, we outlined plans for a further net reduction of approximately 2,900 positions, with approximately 1,000 additional positions affected by movement to lower cost locations, and reductions in our real estate portfolio. We currently expect the workforce reductions to be approximately 2,750 with no change to the previously announced higher-cost to lower-cost estimate. On February 27, 2008, we announced a further net reduction of our global workforce of approximately 2,100 positions, with an additional 1,000 positions to be moved from higher cost to lower cost locations, and a further reduction of our global real estate portfolio. For further information, see “Results of Operations — Special Charges” later in this section.

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

We believe we are positioned to respond to evolving technology and industry trends by providing our customers with end-to-end solutions that are developed internally and enhanced through strategic alliances, acquisitions and minority investments. We have partnered with industry leaders, like Microsoft, LG Electronics Inc., or LGE, IBM and Dell, whose technology and vision are complementary to ours, and we continue to seek and develop similar relationships with other companies.

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

As we look to the second half of 2008, we face a challenging business environment with increasing risk due to general macro-economic weakness, continuing competitive pressures and potential of further reduced capital expenditures by key North American Code Division Multiple Access, or CDMA, customers. We have plans in place to accelerate growth in our ES and MEN businesses in the second half of the year as well as continuing our focus on cost reduction initiatives.

How We Measure Business Performance

Our president and chief executive officer, or CEO, has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is Management Operating Margin, or Management OM (previously called Operating Margin, or OM, in the 2008 First Quarter Report). When presented on a consolidated basis, Management OM is not a recognized measure under U.S. Generally Accepted Accounting Principles, or U.S. GAAP. It is a non-U.S. GAAP measure defined as total revenues, less total cost of revenues, selling, general and administrative, or SG&A, and research and development, or R&D, expense. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by Revenue. Our management believes that these measures are meaningful measurements of operating performance and provides greater transparency to investors with respect to our performance as well as supplemental information used by management in its financial and operational decision making. These non-U.S. GAAP measures may also facilitate comparisons to our historical performance and our competitors’ operating results.

These non-U.S. GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP. These measures may not be equivalent to similar measurement terms used by other companies.

Prior to the first quarter of 2008, the CEO used management earnings (loss) before income taxes, or Management EBT, to measure performance. Management EBT is a measure that includes total revenues, total cost of revenues, SG&A and R&D expense, interest expense, other operating expense (income) — net, other income (expense) — net, minority interest — net of tax and equity in net earnings (loss) of associated companies- net of tax. As per the segment information disclosure in note 4, “Segment information” to the accompanying unaudited condensed consolidated financial statements, comparative information from the prior period has been restated to conform to the current presentation as a result of the change in the primary financial measure used by the CEO beginning in the first quarter of 2008.

Second Quarter Financial Highlights

The following is a summary of our second quarter and first six months of 2008 financial highlights:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues	$2,622	$2,562	$60	2	5,380	$5,045	335	7
Gross profit	1,131	1,048	83	8	2,280	2,052	228	11
Gross margin %	43.1%	40.9%		2.2 points	42.4%	40.7%		1.7 points
Selling, general and administrative expense	575	593	(18)	(3)	1,172	1,196	(24)	(2)
Research and development expense	437	419	18	4	854	824	30	4

Management OM	119	36	83		254	32	222
Management OM %	4.5%	1.4%		3.1 points	4.7%	0.6%		4.1 points
Net earnings (loss)	(83)	40	(123)		(189)	(63)	(126)

Q2 2008 vs. Q2 2007

•	Revenues increased 2% to $2,622: Revenues increased by $60 in the second quarter of 2008 compared to the second quarter of 2007 primarily due to increases in the GS, ES and MEN segments, partially offset by a decrease in the CN segment. From a geographic perspective, the increase was due to Asia and Canada, partially offset by declines in the U.S., Europe, the Middle East and Africa, or EMEA, and Caribbean and Latin American, or CALA regions. The increase in GS was mainly due to the completion of a certain customer contract obligation in connection with the termination of a customer contract in the second quarter of 2008, resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions. The increase in the ES segment was mainly due to volume increases across multiple customers and the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue. The increase in the MEN segment was primarily due to the completion of a certain customer contract deliverable resulting in the recognition of previously deferred revenues and the favorable impact of foreign exchange fluctuations. The decrease in the CN segment was primarily due to reduced customer spending as a result of capital expenditure constraints and current U.S. market conditions.
•	Gross margin increased 2.2 percentage points to 43.1%: The increase was due to an increase in the GS, CN and ES segments. The increase was primarily due to cost reduction initiatives, changes in a contract-related accrual in the second quarter of 2008 compared to the second quarter of 2007 and higher volumes, partially offset by a decrease due to the negative impacts of price erosion and product mix.
•	Management OM increased by $83 to $119: The increase in Management OM was due to the increase in gross profit and decrease in SG&A expense, partially offset by an increase in R&D expense. SG&A expense decreased primarily due to cost savings from our previously announced restructuring activities and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by the unfavorable impact of foreign exchange fluctuations.
•	Net earnings decreased from net earnings of $40 to a net loss of $83: Net earnings decreased by $123 primarily due to higher income tax expense, minority interest attributable to income and special charges, partially offset by lower interest expense.
•	Cash and cash equivalents decreased from $3,215 at March 31, 2008 to $3,063 at June 30, 2008: The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $749, cash used in investing activities of $40 and net unfavorable foreign exchange impacts of $8, partially offset by cash from financing activities of $645.

First six months of 2008 vs. first six months of 2007

•	Revenues increased 7% to $5,380: Revenues increased by $335 in the first six months of 2008 compared to the first six months of 2007 primarily due to increases in the CN, GS and ES segments, partially offset by a decline in the MEN segment. From a geographic perspective, the increase is primarily due to an increase in Asia and Canada, partially offset by decreases in the U.S., CALA and EMEA regions. The increase in CN was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel Co. Ltd., or LG-Nortel, our joint venture with LGE, resulting in the recognition of previously deferred revenues. The increase in GS was primarily due to volume increases across multiple customers, the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue and the completion of certain customer contract obligations resulting from the termination of a customer contract in the first six months of 2008. The increase in ES was due to volume increases across multiple customers. The decrease in MEN was largely due to the completion of a certain customer contract deliverable resulting from the termination of a supplier agreement in the first six months of 2007 that did not repeat in the first six months of 2008.

•	Gross margin increased 1.7 percentage points to 42.4%: The increase was due to an increase in the MEN and CN segments, partially offset by a decrease in the ES segment. The increase was primarily due to the increase in volume and higher revenues, the favorable impact of foreign exchange fluctuations and cost reduction initiatives. This increase was partially offset by the negative impacts of price erosion.
•	Management OM increased by $222 to $254: The increase in Management OM was due to the increase in gross profit and decrease in SG&A expense, partially offset by an increase in R&D expense. SG&A expense decreased primarily due to a decrease in employee-related expenses and lower expenses in relation to our internal control remediation plans and finance transformation activities, partially offset by the unfavorable foreign exchange impacts and an increase in charges related to our employee compensation plans.
•	Net loss increased from a net loss of $63 to a net loss of $189: The increase in net loss was mainly due to a higher income tax expense, a shareholder litigation settlement recovery in the first six months of 2007 that was not repeated in the first six months of 2008, minority interest attributable to income and special charges, partially offset by lower interest expenses.
•	Cash and cash equivalents decreased from $3,526 at December 31, 2007 to $3,063 at June 30, 2008: The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $1,011, partially offset by cash from investing activities of $631 and the net favorable foreign exchange impacts of $1.

Significant Business Developments

WiMAX Strategic Agreement

On June 11, 2008, we entered into an agreement with Alvarion Ltd., (“Alvarion”), to jointly develop a wireless broadband access solution known as WiMAX. WiMAX is an IEEE standards based technology focused on providing both primary broadband access solutions to underserved broadband markets and personal broadband to a number of industry verticals including healthcare, education, etc. as well as consumer mobile data. For the duration of the agreement, we agreed to terminate our current IEEE 802.16e macro WiMAX BTS commercial product development and instead work with Alvarion to continue the development of a world leading mobile WiMAX (802.16e) portfolio of access products. We will combine the aforementioned access portfolio with our own ASN Gateway, or ASG, as well as numerous products of ours and other third parties, and services to bring a complete and end-to-end WiMAX solution to market. We are not committed to any purchase commitments under the agreement. Alvarion will provide the R&D work for the ongoing evolution of the WiMAX BTS, with the funding assistance, development and engineering expertise provided by us. We will pay Alvarion an agreed amount of R&D funding over the four year term of the agreement.

2008 Restructuring Plan

On February 27, 2008, we outlined further steps to our Business Transformation plan with the announcement of a plan to implement a further net reduction in our global workforce of approximately 2,100 positions, or the 2008 Restructuring Plan. We expect that approximately 70% of these reductions will take place in 2008. As part of this plan we will also shift approximately 1,000 positions from higher-cost to lower-cost locations. The 2008 Restructuring Plan also includes initiatives to more efficiently manage our various business locations and further reduce our global real estate portfolio by approximately 750,000 square feet by the end of 2009. The 2008 Restructuring Plan is expected to result in annual gross savings of approximately $300, with 65% of these savings expected to be achieved in 2008. We expect total charges to earnings and cash outlays related to workforce reductions to be approximately $205, with approximately 70% of the charges to be incurred in 2008 and the remainder in 2009 and cash outlays to be incurred generally in the same timeframe. We expect total charges to earnings related to consolidating real estate to be approximately $70, including approximately $25 related to fixed asset write-downs, with approximately 60% of the charges to be incurred in 2008 and the remainder in 2009, and cash outlays of approximately $45 to be incurred through 2024. The plan also includes the sale of certain real estate assets expected to result in cash proceeds of approximately $70.

Global Class Action Settlement

We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts.

Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008 to claimants and plaintiffs’ counsel as approved by the courts. As of June 30, 2008, approximately 3% of the settlement shares remained to be distributed, and will be distributed on an ongoing basis through the claims administration process. The cash portion of the settlement that was placed in escrow in 2006 has now been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

Senior Notes Offering

On May 28, 2008, we completed an offering of 10.75% senior unsecured notes due 2016, or the 2016 Fixed Rate Notes issued May 2008, in an aggregate principal amount of $675. The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting discount on issuance, commissions and other offering expenses. On June 16, 2008, we used these net proceeds, together with available cash, to redeem at par $675 outstanding principal amount, plus accrued and unpaid interest, of NNC’s 4.25% convertible senior notes issued by us in 2001 and due September 1, 2008, or the 4.25% Notes due 2008.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

United States	$1,039	$1,171	$(132)	(11)	$2,120	$2,387	$(267)	(11)
EMEA	634	678	(44)	(6)	1,225	1,256	(31)	(2)
Canada	200	178	22	12	366	351	15	4
Asia	584	336	248	74	1,371	718	653	91
CALA	165	199	(34)	(17)	298	333	(35)	(11)

Consolidated	$2,622	$2,562	$60	2	$5,380	$5,045	$335	7

Q2 2008 vs. Q2 2007

Revenues increased to $2,622 in the second quarter of 2008 from $2,562 in the second quarter of 2007, an increase of $60 or 2%. The higher revenues were due to increases in Asia and Canada, partially offset by declines in the U.S., EMEA and CALA. The increase in Asia was primarily due to higher revenues as a result of completion of certain contracts resulting in recognition of previously deferred revenues. The increase in Canada was primarily due to volume increases related to next generation products and the deferral of 2008 spending by a certain customer from the first quarter to the second quarter of 2008. The decline in the U.S. was primarily due to decreased spending by certain customers and the completion of several contracts in the second quarter of 2007 that did not repeat to the same extent in the second quarter of 2008. The decreases in EMEA and CALA were primarily due to previously deferred revenue recognized in the second quarter of 2007, which did not repeat to the same extent in the second quarter of 2008.

Asia

Revenues increased by $248 in Asia in the second quarter of 2008 compared to the second quarter of 2007, due to increases across all segments.

The increase in the CN segment of $195 was primarily due to higher revenues from the Global System for Mobile Communications, or GSM, and Universal Mobile Telecommunications System, or UMTS, CDMA, and the circuit and packet voice solutions businesses. The GSM and UMTS solutions business increased revenues by $158 primarily due to the completion of certain customer contract obligations in LG-Nortel resulting in the recognition of previously deferred revenues. The CDMA solutions business increased revenues by $25 primarily due to the completion of certain customer contract obligations in connection with the termination of a customer contract in the second quarter of 2008 resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions.

The increase in the GS segment of $35 was across all businesses, with the main increase in the network implementation services business of $28 primarily due to the completion of a certain customer contract obligation in connection with the termination of the same customer contract in the second quarter of 2008, referred to in the previous paragraph.

The ES segment increased by $17 due to higher revenues in both the circuit and packet voice solutions and data networking and security solutions businesses of $11 and $6, respectively. The increase in circuit and packet voice solutions was primarily due to higher volumes.

The increase in the MEN segment of $1 was due to an increase in the data networking and security solutions business of $12, almost entirely offset by a decline in the optical networking solutions business of $11. The increase in the data networking solutions business was primarily due to the completion of a network deployment resulting in the recognition of previously deferred revenue. The decrease in the optical networking solutions business was primarily due to the completion of certain customer contract deliverables resulting in the recognition of previously deferred revenue in the second quarter of 2007 that was not repeated to the same extent in the second quarter of 2008, partially offset by higher volumes related to next generation products.

Canada

Revenues increased by $22 in Canada in the second quarter of 2008 compared to the second quarter of 2007, primarily due to an increase in the MEN segment.

The increase in the MEN segment of $17 was due to higher revenues in both the optical networking solutions and data networking and security solutions businesses of $16 and $1, respectively. The increase in the optical networking solutions business was primarily due to volume increases related to next generation products and the deferral of 2008 spending by a certain customer from the first quarter to the second quarter of 2008.

U.S.

Revenues decreased by $132 in the U.S. in the second quarter of 2008 compared to the second quarter of 2007. The decrease was primarily in the CN and MEN segments.

The decrease in the CN segment of $86 was primarily due to revenue decreases in the CDMA solutions and the circuit and packet voice solutions businesses. The decrease in the CDMA solutions business of $65 was primarily a result of reduced spending by a certain customer due to capital expenditure constraints and the current U.S. market conditions. The decrease in the circuit and packet voice solutions of $27 was primarily due to the completion of several major Voice over Internet Protocol, or VoIP, buildouts in the second quarter of 2007 that was not repeated to the same extent in the second quarter of 2008, reduced customer spending as a result of current U.S. market conditions and a decline in demand for Time Division Multiplexing, or TDM, products.

The decrease in the MEN segment of $38 was due to revenue decreases in both the optical networking solutions and data networking and security solutions businesses of $30 and $8, respectively. The decrease in the optical networking solutions business was primarily due to significant revenues from a certain customer in the second quarter of 2007 that did not repeat to the same extent in the second quarter of 2008 and reduced demand for our legacy products.

EMEA

Revenues decreased by $44 in EMEA in the second quarter of 2008 compared to the second quarter of 2007. The decrease was in the CN segment, partially offset by increases in the MEN and GS segments.

The decrease in the CN segment of $90 was primarily due to a revenue decrease in the GSM and UMTS solutions business of $77 due to the completion of certain customer contract obligations, resulting in additional recognition of previously deferred revenues in the second quarter of 2007 to a greater extent than in the second quarter of 2008, and a decrease in customer spending.

The increase in the MEN segment of $38 was primarily due to higher revenues in the optical networking solutions business of $42 due to the completion of contract deliverables resulting in the recognition of previously deferred revenues, volume increases and the favorable impact of foreign exchange fluctuations.

The increase in the GS segment of $14 was due to higher revenues in the network implementation services, network support services and network managed services businesses of $4, $3 and $7, respectively.

CALA

Revenues decreased by $34 in CALA in the second quarter of 2008 compared to the second quarter of 2007. The decrease was primarily in the CN segment.

The decrease in the CN segment of $31 was due to a decrease in the GSM and UMTS solutions business of $41, partially offset by an increase in the CDMA solutions and circuit and packet voice solutions businesses of $7 and $3, respectively. The decrease in GSM and UMTS solutions revenue was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the second quarter of 2007 that did not repeat in the second quarter of 2008, and reduced spending by a certain customer due to a change in its capital expenditure plans, partially offset by higher volumes across multiple customers.

First six months of 2008 vs. first six months of 2007

Revenues increased to $5,380 in the first six months of 2008 from $5,045 in the first six months of 2007, an increase of $335 or 7%, primarily due to higher revenues in Asia and Canada, partially offset by declines in the U.S., CALA and EMEA. The increase in Asia was primarily due to higher revenues as a result of completion of certain contracts resulting in recognition of previously deferred revenues and higher volumes. The decline in the U.S. was primarily due to reduced customer spending as a result of capital expenditure constraints and the current U.S. market conditions.

Asia

Revenues in Asia increased $653 in the first six months of 2008 compared to the first six months of 2007, due to increases across all segments.

CN segment revenues increased by $479 due to increases in GSM and UMTS solutions and CDMA solutions businesses of $402 and $79, respectively. The increase in the GSM and UMTS solutions business was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues and increased revenue due to a new contract in the first six months of 2008, partially offset by a decline in revenues outside of LG-Nortel due to reduced project activity as well as reduced customer spending. The increase in the CDMA solutions business was primarily due to higher volumes and the completion of certain customer contract obligations in connection with the termination of a customer contract in the second quarter of 2008, resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions.

The increase in the GS segment of $103 was due primarily to increases in network implementation services and network support services of $90 and $9, respectively. The increase in network implementation services was a result of higher volumes across multiple customers and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue.

The increase in the ES segment of $48 was due to increases in the circuit and packet voice solutions and the data networking and security solutions businesses of $38 and $10, respectively. The increase in the circuit and packet voice solutions business was primarily due to increased volumes across multiple customers and in LG-Nortel.

MEN segment revenues increased by $22 due to increases in both the data networking and security solutions and the optical networking solutions businesses of $20 and 2, respectively. The increase in the data networking and security business was due to an increase in volume in LG-Nortel and the completion of network deployment for certain customers resulting in the recognition of previously deferred revenue.

Canada

Revenues in Canada increased $15 in the first six months of 2008 compared to the first six months of 2007. This increase was due to increases in the MEN, ES and GS segments, partially offset by a decline in the CN segment.

The increase in the MEN segment of $24 was due to increases in the optical networking solutions and the data networking and security businesses of $19 and $5, respectively. The increase in the optical networking solutions business was primarily due to volume increases related to next generation products and the favorable impact of foreign exchange fluctuations.

The increase in the ES segment of $18 was due to an increase in the circuit and packet voice solutions business of $21, partially offset by a decrease in the data networking and security solutions business of $3. The increase in the circuit and packet voice solutions business was due to an increase in volume.

The increase in the GS segment of $8 was due to increases in the network support services and network application services businesses of $10 and $1, respectively, partially offset by a decline in the network managed services business of $2. The increase in the network support services business was due to volume increases across multiple customers.

The offsetting decrease in the CN segment of $40 was due to a decrease in the CDMA solutions business of $43, partially offset by an increase in the circuit and packet voice solutions business of $3. The decrease in the CDMA solutions business was primarily due to reduced spending by certain customers as a result of delays in their capital expenditure plans.

U.S.

Revenues in the U.S. decreased by $267 in the first six months of 2008 compared to the first six months of 2007, due to decreases across all segments.

The decrease in the CN segment of $152 was due to decreases in the CDMA solutions, circuit and packet voice solutions, and GSM and UMTS solutions businesses of $95, $48 and $9, respectively. The decrease in the CDMA solutions business was primarily due to reduced spending by a certain customer due to capital expenditure constraints, partially offset by higher volumes across multiple customers. The decrease in the circuit and packet voice solutions business was due to the completion of several major VoIP buildouts in the second quarter of 2007 not repeated in the second quarter of 2008, reduced customer spending as a result of current U.S. market conditions and a decline in demand for TDM products.

The decrease in the MEN segment of $86 was due to decreases in the data networking and security solutions and the optical networking solutions businesses of $61 and $25, respectively. The decrease in the data networking security business was primarily due to the completion of a certain customer contract deliverable resulting from the termination of a supplier agreement in the first half of 2007 that did not repeat in the first half of 2008. The decrease in the optical networking solutions business was due primarily to significant revenues from a certain customer in the first half of 2007 that did not repeat to the same extent in the first half of 2008 and reduced demand for our legacy products, partially offset by increased spending by a certain customer related to its long-haul expansion.

The decrease in the GS segment of $12 was due to decreases in the network support services and the network implementation services businesses of $8 and $4, respectively.

The decrease in the ES segment of $12 was due to a decrease in the data networking and security solutions business of $36, partially offset by an increase in the circuit and packet voice solutions business of $24. The decrease in the data networking and security solutions business was a result of lower volumes and the completion of a certain customer obligation resulting in the recognition of previously deferred revenue in the first half of 2007 that was not repeated in the first half of 2008. The partially offsetting increase in the circuit and packet voice solutions business was primarily due to higher volumes.

CALA

Revenues in CALA decreased by $35 in the first six months of 2008 compared to the first six months of 2007 due to decreases in the CN and MEN segments, partially offset by an increase in the ES segment.

The decrease in the CN segment of $39 was due to decreases in the GSM and UMTS solutions and circuit and packet voice solutions businesses of $42 and $2, respectively, partially offset by an increase in the CDMA solutions business of $5. The decrease in the GSM and UMTS solutions business was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the first half of 2007 that did not repeat in the first half of 2008, and reduced spending by a certain customer due to a change in its capital expenditure plans, partially offset by higher volumes across multiple customers.

The decrease in the MEN segment of $5 was due to decreases in both the optical networking solutions and the data networking and security businesses of $4 and $1, respectively.

The increase in ES segment of $10 was due entirely to an increase in the circuit and packet voice solutions business resulting from new customer contracts in the first six months of 2008 and a volume increase.

EMEA

Revenues in EMEA decreased by $31 in the first six months of 2008 compared to the first six months of 2007 due to a decrease in the CN segment, partially offset by increases in the GS, MEN and ES segments.

The decrease in the CN segment of $59 was due to decreases in the GSM and UMTS solutions, circuit and packet voice solutions, and CDMA solutions businesses of $40, $12 and $7, respectively. The decrease in the GSM and UMTS solutions business was primarily a result of the completion of certain customer contract obligations resulting in additional recognition of previously deferred revenues in the second quarter of 2007 to a greater extent than in the second quarter of 2008 and a decrease in customer spending. The decrease in the circuit and packet voice solutions business was due primarily to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue in the first half of 2007 that was not repeated in the first half of 2008, partially offset by higher revenues as a result of the completion of certain customer contract milestones enabling the recognition of previously deferred revenues.

The increase in the GS segment of $12 was due to increases in the network implementation services and network managed services businesses of $20 and $9, respectively, partially offset by a decline in the network support services business of $17. The increase in the network implementation services business was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue and the favorable impact of foreign exchange fluctuations. The increase in the network managed services business was primarily a result of revenue deferrals in the first six months of 2007 that did not occur to the same extent in the first six months of 2008 and the favorable impact of foreign exchange fluctuations, partially offset by lower revenues resulting from price reductions with certain customers. The decrease in the network support services business was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue in the first half of 2007 that was not repeated in the first half of 2008 and lower volumes, partially offset by the favorable impact of foreign exchange fluctuations.

The increase in the MEN segment of $14 was due to increases in the data networking and security and the optical networking solutions businesses of $7 and $7, respectively. The increase in the data networking and security solutions business was primarily due to the completion of deliverables related to a certain customer contract resulting in the recognition of previously deferred revenue and the favorable impact of foreign exchange fluctuations, partially offset by lower volumes related to the declining multi-service switch market. The increase in the optical networking solutions business was primarily due to the completion of deliverables related to a certain customer contract resulting in the recognition of previously deferred revenue, the favorable impact of foreign exchange fluctuations and volume increases across multiple customers, partially offset by the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue in the first half of 2007 that did not repeat in the first half of 2008.

The ES segment remained flat in the first six months of 2008 compared to the first six months of 2007 due to an increase in the circuit and packet voice solutions business of $10, entirely offset by a decline in the data networking and security solutions business of $10. The increase in the circuit and packet voice solutions business was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues, the timing of recognition of product deliverables commencing in the fourth quarter of 2007 and the favorable impact of foreign exchange fluctuations, partially offset by a decline in volume and a decrease in revenues due to certain customer contracts present in the first half of 2007 that were not repeated in the first half of 2008. The decrease in the data networking and security solutions business was due to a decline in volume and the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue in the first half of 2007 that did not repeat to the same extent in the first half of 2008.

Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Gross profit	$1,131	$1,048	$83	8	$2,280	$2,052	$228	11
Gross margin	43.1%	40.9%		2.2 points	42.4%	40.7%		1.7 points

Q2 2008 vs. Q2 2007

Gross profit increased to $1,131 in the second quarter of 2008 compared to $1,048 in the second quarter of 2007, an increase of $83 or 8%. The increase in gross profit was due primarily to cost reduction initiatives of $78, changes in a contract-related accrual in the second quarter of 2008 compared to the second quarter of 2007 of $18, an increase in volume and higher revenues as a result of recognition of previously deferred revenues of $17 and the favorable impact of purchase price variances and foreign exchange fluctuations of $9, partially offset by the unfavorable impacts of price erosion, regional and product mix of $28 and higher warranty costs and inventory provisions of $14 and $11, respectively. Gross margin increased to 43.1% from 40.9% an increase of 2.2 percentage points. Cost reduction initiatives and higher revenues as a result of recognition of previously deferred revenues resulted in an increase in gross margin of 3.7 percentage points, partially offset by the impact on gross margin as a result of the unfavorable impacts of price erosion, regional and product mix and higher warranty costs of 1.6 percentage points.

First six months of 2008 vs. first six months of 2007

Gross profit increased to $2,280 in the first six months of 2008 compared to $2,052 in the first six months of 2007, an increase of $228 or 11%. The increase in gross profit was due primarily to an increase in volume and higher revenues as a result of recognition of previously deferred revenues of $148, cost reduction initiatives of $65, the favorable impact of purchase price variances and foreign exchange fluctuations of $18 and changes in a contract-related accrual in the first six months of 2008 compared to the first six months of 2007 of $18, partially offset by the unfavorable impacts of price erosion, regional and product mix of $38 and higher warranty costs and inventory provisions of $14 and $11, respectively. Gross margin increased to 42.4% from 40.7%, an increase of 1.7 percentage points. Higher revenues as a result of recognition of previously deferred revenues resulted in an increase in gross margin of 2.9 percentage points, partially offset by the impact on gross margin as a result of the unfavorable impacts of price erosion, regional and product mix and higher warranty costs of 1.1 percentage points.

Management OM

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Management OM	$119	$36	$83		$254	$32	$222
Management OM as a percentage of revenue	4.5%	1.4%		3.1 points	4.7%	0.6%		4.1 points

Q2 2008 vs. Q2 2007

Management OM increased to $119 in the second quarter of 2008 from $36 in the second quarter of 2007, an increase of $83. Management OM as a percentage of revenue increased by 3.1 percentage points in the second quarter of 2008 compared to the second quarter of 2007. The increase in Management OM was due to an increase in gross profit of $83 and decrease in SG&A expense of $18, partially offset by an increase in R&D expense of $18. The decrease in SG&A expense was mainly due to a decrease in the Other segment of $41, partially offset by increases in the ES and GS segments of $17 and $8, respectively. The decrease was primarily due to cost savings from our previously announced restructuring activities and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the strengthening of the Canadian Dollar and Euro against the U.S. Dollar and an increase in costs related to our employee compensation plans.

First six months of 2008 vs. first six months of 2007

Management OM increased to $254 in the first six months of 2008 from $32 in the first six months of 2007, an increase of $222. Management OM as a percentage of revenue increased by 4.1 percentage points in the first six months of 2008 compared to the first six months of 2007. The increase in Management OM was due to an increase in gross profit of $228 and a decrease in SG&A expense of $24, partially offset by an increase in R&D expense of $30. The decrease in SG&A expense was mainly due to decreases in the Other and CN segments of $66 and $10, respectively, partially offset by increases in ES and GS of $29 and $20, respectively. The decrease was primarily due to cost savings from our previously announced restructuring activities accompanied with cost savings as a result of decreases in employee-related expenses and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities. These cost savings were partially offset by increased costs due to unfavorable foreign exchange impacts resulting from the strengthening of the Canadian Dollar and Euro against the U.S. Dollar and an increase in costs related to our employee compensation plans.

Special Charges

The following table sets forth special charges by restructuring plan:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

2008 Restructuring Plan	$36	$—	$36		$103	$—	$103
2007 Restructuring Plan	24	33	(9)	(27)	48	108	(60)	(56)
2006 Restructuring Plan	(1)	—	(1)		(1)	5	(6)	(120)
2004 Restructuring Plan	5	2	3	150	5	2	3	150
2001 Restructuring Plan	3	1	2	200	—	1	(1)	(100)

Total special charges	$67	$36	$31	86	$155	$116	$39	34

2008 Restructuring Plan

On February 27, 2008, as part of our further efforts to increase competitiveness by improving profitability and overall business performance, we announced the 2008 restructuring plan that includes workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. Collectively, these efforts are referred to as the “2008 Restructuring Plan”. We expect total charges to earnings and cash outlays related to workforce reductions and shifting of positions to be approximately $205, approximately 70% of which we expect to incur over fiscal 2008 and the remainder in 2009. We expect total charges to earnings related to consolidating real estate to be approximately $70, including approximately $25 related to fixed asset write downs. We expect to incur approximately 60% of the total real estate charges in 2008 and the remainder in 2009, and cash outlays of approximately $45 are expected to be incurred through 2024. Approximately $103 of the total charges relating to the 2008 Restructuring Plan were incurred as of June 30, 2008.

2007 Restructuring Plan

In the first quarter of 2007, we announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. We currently expect the workforce reductions to be approximately 2,750 with no changes to the previously announced higher-cost to lower-cost estimate. The reductions will occur through both voluntary and involuntary terminations. In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and consolidating real estate requirements. Collectively, these efforts are referred to as the “2007 Restructuring Plan”. Further, we now expect total charges to earnings and cash outlays to be approximately $340 and $320, respectively, to be incurred over fiscal 2007, 2008 and 2009. We currently expect that workforce reductions and shifting of positions will account for $260 of the estimated expense, and $80 will relate to real estate consolidation. The workforce reductions are expected to be completed by the end of the first quarter in 2009 and the charges for ongoing lease costs are to be substantially incurred by the end of 2024. Approximately $219 of the total charges relating to the 2007 Restructuring Plan were incurred as of June 30, 2008.

2006 Restructuring Plan

During the second quarter of 2006, we announced the 2006 Restructuring Plan that included workforce reductions of approximately 1,900 positions. The workforce reductions spanned all of our segments and primarily occurred in the U.S. and Canada. We originally estimated the total charges to earnings and cash outlays associated with the 2006 Restructuring Plan to be approximately $100. During the fourth quarter of 2007, the program was determined to be substantially complete, resulting in a revised total workforce reduction of 1,750. From the inception of the 2006 Restructuring Plan to June 30, 2008, we made total cash payments related to the 2006 Restructuring Plan of approximately $83 substantially completing the 2006 Restructuring Plan. The cost revisions were primarily due to higher voluntary attrition reducing the number of involuntary actions requiring benefits.

2004 and 2001 Restructuring Plans

During 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies, the “2004 Restructuring Plan” and the “2001 Restructuring Plan”. All of the charges with respect to the workforce reductions have been incurred, and the remainder of the cash payments for ongoing lease costs is to be substantially incurred by the end of 2016 for the 2004 Restructuring Plan and 2013 for the 2001 Restructuring Plan. During the first six months of 2008, the provision balance for contract settlement and lease costs was drawn down by cash payments of $7 for the 2004 Restructuring Plan, and $16 for the 2001 Restructuring Plan.

The following table sets forth special charges by segment for each of the three and six months ended June 30:

			Metro
	Enterprise	Carrier	Ethernet	Global
	Solutions	Networks	Networks	Services	Total

2008 Restructuring Plan	$11	$14	$6	$5	$36
2007 Restructuring Plan	1	22	1	—	24
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	1	2	1	1	5
2001 Restructuring Plan	1	1	1	—	3

Total special charges for the three months ended June 30, 2008	$14	$38	$9	$6	$67

2008 Restructuring Plan	$37	$35	$15	$16	$103
2007 Restructuring Plan	4	34	9	1	48
2006 Restructuring Plan	—	(1)	—	—	(1)
2004 Restructuring Plan	1	2	1	1	5
2001 Restructuring Plan	—	—	—	—	—

Total special charges for the six months ended June 30, 2008	$42	$70	$25	$18	$155

2007 Restructuring Plan	$6	$21	$5	$1	$33
2006 Restructuring Plan	—	—	—	—	—
2004 Restructuring Plan	1	1	—	—	2
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the three months ended June 30, 2007	$7	$23	$5	$1	$36

2007 Restructuring Plan	$17	$66	$20	$5	$108
2006 Restructuring Plan	1	3	1	—	5
2004 Restructuring Plan	1	1	—	—	2
2001 Restructuring Plan	—	1	—	—	1

Total special charges for the six months ended June 30, 2007	$19	$71	$21	$5	$116

Gain on Sales of Businesses and Assets

We did not have any material asset or business dispositions in the first six months of 2008.

We recorded a gain on sales of businesses and assets of $10 in the second quarter of 2007 and $11 in the first half of 2007, primarily due to gains of $12 related to the sale of LG-Nortel’s wireline business in the second quarter of 2007.

Other Operating Expense (Income) — Net

The components of other operating expense (income) — net were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007(a)	2008	2007(a)

Royalty license income — net	$(8)	$(4)	$(16)	$(14)
Litigation charges (recovery) — net	(1)	(8)	11	(8)
Other — net	1	—	10	—

Other operating expense (income) — net	$(8)	$(12)	$5	$(22)

(a)	Includes items that were previously reported as non-operating and have been reclassified from “Other income — net” accordingly.

In the second quarter of 2008, other operating expense (income) — net was income of $8 due primarily to royalty income of $8 from cross patent license agreements. Other operating expense (income) — net was an expense of $5 for the first six months of 2008, primarily due to litigation charges of $11 related to a patent infringement lawsuit settlement and a charge of $9 related to an other than temporary impairment of an investment, partially offset by royalty income of $16 from cross patent license agreements.

In the second quarter of 2007, other operating expense (income) — net was income of $12, due primarily to litigation recovery of $8 due mainly to a bankruptcy claim settlement. Other operating expense (income) — net was income of $22 for the first half of 2007, primarily due to $14 in royalties from patented technology and $8 in litigation recovery primarily due to a bankruptcy claim settlement.

Other Income — Net

The components of other income — net were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Interest and dividend income	$(34)	$(60)	$(72)	$(122)
Losses on sale and writedowns of investments	2	5	2	5
Currency exchange gains — net	(34)	(71)	(14)	(70)
Other — net	31	14	12	(1)

Other income — net	$(35)	$(112)	$(72)	$(188)

In the second quarter of 2008, other income — net was $35, which included interest and dividend income on our short-term investments of $34 and currency exchange gains of $34 due to the strengthening of the Canadian Dollar and Chinese Yuan Renminbi against the U.S. Dollar, partially offset by Other expense of $31 primarily due to a loss of $21 as a result of mark-to-market adjustments on certain interest rate swaps. Other income — net was $72 for the first six months of 2008, primarily comprised of interest and dividend income on our short-term investments of $72 and gains related to foreign exchange fluctuations of $14, partially offset by Other expense of $12.

In the second quarter of 2007, other income — net was $112, which included interest and dividend income on our short-term investments of $60 and currency exchange gains of $71 due primarily to the strengthening of the Canadian Dollar against the U.S. Dollar. Other income — net was $188 for the first half of 2007, which included interest and dividend income on our short-term investments of $122 of which $15 related to interest income earned on the net proceeds from NNC’s convertible senior notes issued in the first half of 2007, or Convertible Notes, in an aggregate principal amount of $1,150, consisting of $575 at 1.750% due 2012 and $575 at 2.125% due 2014.

Interest Expense

Interest expense decreased by $8 and $12 in the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007. The decrease in the second quarter and first six months of 2008 was primarily due to lower borrowing costs on our $2,000 aggregate principal amount of senior notes, or the July 2006 Notes, due to a decline in LIBOR.

Income Tax Expense

During the second quarter and first six months of 2008, we recorded a tax expense of $62 and $98, respectively, on earnings from operations before income taxes, minority interests and equity in net earnings of associated companies of $24 and $20, respectively. The tax expense of $98 is largely comprised of several significant items including $100 of income taxes on profitable entities in Asia and Europe including a $6 valuation release in Germany based on earnings, $8 of income taxes resulting from revisions to prior year tax estimates and other taxes of $13, primarily related to withholding taxes and taxes on preferred share dividends in Canada. This tax expense is partially offset by a $19 benefit derived from various tax credits and R&D-related incentives, and a $4 benefit resulting from decreases in uncertain tax positions.

During the second quarter and first six months of 2007, we recorded an income tax expense of $11 and $24, respectively, on earnings of $51 and a loss of $27 before income taxes, minority interests and equity in net earnings (loss) of associated companies, respectively. The income tax expense of $24 was primarily related to the reduction of our deferred tax assets and rate changes in certain jurisdictions, as well as current tax provisions in certain taxable jurisdictions, which have been partially offset by the recognition of R&D related incentives.

As of June 30, 2008, we have substantial loss carryforwards, tax credit carryforwards and other temporary differences, as well as valuation allowances in our significant tax jurisdictions (Canada, the U.S., the United Kingdom, or the U.K. and France). These loss carryforwards, tax credit carryforwards and other temporary differences will serve to minimize our future cash income-related taxes.

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

Segment Information

Carrier Networks

The following table sets forth revenues and Management OM for the CN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues
CDMA solutions	$446	$494	$(48)	(10)	$1,001	$1,062	$(61)	(6)
GSM and UMTS solutions	448	402	46	11	984	673	311	46
Circuit and packet voice solutions	144	162	(18)	(11)	271	332	(61)	(18)

Total Revenues	$1,038	$1,058	$(20)	(2)	$2,256	$2,067	$189	9

Management OM	$185	$177	$8	5	$445	$331	$114	34

Q2 2008 vs. Q2 2007

CN revenues decreased to $1,038 in the second quarter of 2008 from $1,058 in the second quarter of 2007, a decrease of $20 or 2%. The decrease was primarily due to a decrease in the CDMA solutions business resulting from decreased spending by a certain customer due to capital expenditure constraints, and a decrease in the circuit and packet voice solutions business due to certain customer contracts present in the second quarter of 2007 that did not repeat to the same extent in the second quarter of 2008. These decreases were partially offset by an increase in the GSM and UMTS solutions business primarily as a result of the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues.

CDMA solutions revenues decreased by $65 in the U.S. primarily as a result of reduced spending by a certain customer due to capital expenditure constraints and the current U.S. market conditions. The decrease was partially offset by an increase in revenue of $25 in Asia primarily due to the completion of certain customer contract obligations in connection with the termination of a customer contract in the second quarter of 2008, resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions.

The GSM and UMTS solutions revenues increased in Asia by $158, partially offset by decreases in EMEA and CALA of $77 and $41, respectively. The increase in Asia was primarily due to the completion of certain customer contract obligations in LG-Nortel resulting in the recognition of previously deferred revenues. The decrease in EMEA was a result of the completion of certain customer contract obligations resulting in recognition of additional previously deferred revenues in the second quarter of 2007 to a greater extent than in the second quarter of 2008 and a decrease in customer spending. The decrease in CALA was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the second quarter of 2007 that did not repeat in the second quarter of 2008, and reduced spending by a certain customer due to a change in its capital expenditure plans, partially offset by higher volumes across multiple customers.

The decline in circuit and packet voice solutions of $18 was due to reduced revenues in the U.S. of $27, partially offset by an increase in Asia of $12. The decrease in the U.S. was primarily due to the completion of several major VoIP buildouts in the second quarter of 2007 that were not repeated to the same extent in the second quarter of 2008, reduced customer spending as a result of current U.S. market conditions and a decline in demand for TDM products. The offsetting increase in Asia was primarily due to volume increases.

CN Management OM increased to $185 in the second quarter of 2008 from $177 in the second quarter of 2007, an increase of $8 or 5%. This increase was a result of an increase in gross profit of $5 and decreases in SG&A and R&D expense of $1 and $2, respectively.

CN gross profit increased by $5 in the second quarter of 2008 compared to the second quarter of 2007, while gross margin increased from 47.6% to 49.0%. There was an increase in gross profit as a result of the higher gross profit from increased volumes due to the recognition of previously deferred revenues that was entirely offset by lower gross profits in EMEA and the U.S. due to product and customer mix. The decrease in SG&A expense of $1 was due to headcount reductions and other cost containment efforts, partially offset by higher costs related to volume. The decline in R&D expense of $2 was primarily due to reduced spending in maturing technologies, partially offset by an increase in spending on investments that we believe have the greatest potential for growth and the unfavorable impact of foreign exchange fluctuations.

First six months of 2008 vs. first six months of 2007

CN revenues increased to $2,256 in the first half of 2008 from $2,067 in the first half of 2007, an increase of $189 or 9%. The increase was primarily due to higher revenues in the GSM and UMTS solutions business primarily as a result of the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues. This increase was partially offset by declines in the CDMA solutions and circuit and packet voice solutions businesses. The decline in CDMA solutions was primarily a result of reduced spending of a certain customer due to capital expenditure constraints, while the decline in the circuit and packet voice solutions business was due to certain customer contracts in the first half of 2007 not being repeated in the first half of 2008 and the divestiture of a portion of LG-Nortel’s wireline business in the first half of 2007.

CDMA solutions decreased by $61 primarily due to a decline in revenues for the U.S. and Canada of $95 and $43, respectively, partially offset by higher revenues in Asia of $79. The decrease in the U.S. was primarily due to reduced spending by a certain customer due to capital expenditure constraints, partially offset by an increase in revenues due to higher volumes across multiple customers. The decrease in Canada was primarily due to reduced spending by certain customers as a result of delays in their capital expenditure plans. The increase in Asia was primarily a result of higher revenues due to higher volumes, and the completion of certain customer contract in connection with the termination of a customer contract in the first half of 2008, resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions.

GSM and UMTS solutions increased by $311, primarily due to an increase in Asia of $402, partially offset by decreases in CALA and EMEA of $42 and $40, respectively. The increase in Asia was primarily due to the completion of certain contract obligations for multiple customers in LG-Nortel resulting in the recognition of previously deferred revenues and increased revenues due to a new contract in the second half of 2008, partially offset by a decline in revenues outside of LG-Nortel due to reduced project activity as well as reduced customer spending. The decrease in CALA was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the first half of 2007 that did not repeat in the first half of 2008, and reduced spending by a certain customer due to a change in its capital expenditure plans, partially offset by higher volumes across multiple customers. The decrease in EMEA was primarily a result of the completion of certain customer contract obligations resulting in recognition of additional previously deferred revenues in the second quarter of 2007 to a greater extent than in the second quarter of 2008 and a decrease in customer spending. The decrease in EMEA was partially offset by higher revenues as a result of the completion of certain customer contract milestones enabling the recognition of previously deferred revenues.

Circuit and packet voice solutions decreased by $61 primarily due to decreases in the U.S. and EMEA of $48 and $12, respectively. The decline in the U.S. was due to the completion of several major VoIP buildouts in the second quarter of 2007 that were not repeated in the second quarter of 2008, reduced customer spending as a result of current U.S. market conditions and a decline in demand for TDM products. EMEA revenues decreased primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue in the first half of 2007 that was not repeated in the first half of 2008.

CN Management OM increased to $445 in the first half of 2008 from $331 in the first half of 2007, an increase of $114 or 34%. The increase in Management OM was a result of an increase in gross profit of $102 and a reduction in SG&A and R&D expense of $9 and $3, respectively.

CN gross profit increased to $1,102 from $1,000, while gross margin increased to 48.8% from 48.4%. The increase in gross profit was primarily due to the recognition of previously deferred revenue during the first half of 2008, partially offset by lower gross margins in EMEA due to lower volume, charges related to excess and obsolete inventory and unfavorable product mix. The gross margin improvement was due to our cost reduction initiatives and a favorable product mix, partially offset by an unfavorable customer mix. SG&A expense decreased due to headcount reductions and other cost containment efforts, partially offset by higher costs related to volume. The decline in R&D expense was primarily due to reduced spending in maturing technologies, partially offset by an increase in spending on investments that we believe have the greatest potential for growth and the unfavorable impact of foreign exchange fluctuations.

Enterprise Solutions

The following table sets forth revenues and Management OM for the ES segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues
Circuit and packet voice solutions	$413	$393	$20	5	$871	$768	$103	13
Data networking and security solutions	197	197	—	—	380	419	(39)	(9)

Total Revenues	$610	$590	$20	3	$1,251	$1,187	$64	5

Management OM	$(19)	$(6)	$(13)	(217)	$(38)	$(8)	$(30)	(375)

Q2 2008 vs. Q2 2007

ES revenues increased to $610 in the second quarter of 2008 from $590 in the second quarter of 2007, an increase of $20 or 3%. The increase was primarily due to higher revenues in the circuit and packet voice solutions business as a result of higher volume across multiple customers in LG-Nortel. Revenues in the data networking and security solutions business remained flat in the second quarter of 2008 compared to the second quarter of 2007.

Circuit and packet voice solutions increased by $20 primarily due to higher revenues in Asia, the U.S. and CALA of $11, $5 and $2, respectively, primarily in LG-Nortel as a result of higher volumes and the timing of recognition of product deliverables commencing in the fourth quarter of 2007.

Management OM for ES declined to a loss of $19 in the second quarter of 2008 from a loss of $6 in the second quarter of 2007, a decrease of $13. The decrease in Management OM was a result of increases in SG&A and R&D expense of $17 and $10, respectively, partially offset by an increase in gross profit of $14.

ES gross profit increased to $287 in the second quarter of 2008 from $273 in the second quarter of 2007, while gross margin increased from 46.3% to 47.0%. The increase in gross profit was primarily a result of higher sales volumes and higher gross margins resulting from lower costs due to improvements to the supply chain, partially offset by the unfavorable impact of foreign exchange fluctuations. The increase in SG&A expense was due to increased investment in sales and marketing efforts in expected growth areas and the unfavorable impact of foreign exchange fluctuations. The increase in R&D expense was primarily due to increased investment in opportunities that we believe have the greatest potential for growth.

First six months of 2008 vs. first six months of 2007

ES revenues increased to $1,251 in the first half of 2008 from $1,187 in the first half of 2007, an increase of $64 or 5%. The increase was primarily due to higher revenues in the circuit and packet voice solutions business, partially offset by a decline in the data networking and security solutions business.

Circuit and packet voice solutions had an increase in revenues of $103 across all regions. Revenues in Asia, the U.S., Canada and CALA increased $38, $24, $21 and $10, respectively, primarily due to higher sales volumes. EMEA had higher revenues of $10 due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue, the timing of recognition of product deliverables commencing in the fourth quarter of 2007 and the favorable impact of foreign exchange fluctuations, partially offset by a decline in volume and higher revenues in the first six months of 2007 as a result of delays during 2006 related to the release of previously imposed European Union Restriction on Hazardous Substances, or RoHS, standards.

Data networking and security solutions decreased by $39 primarily due to decreases in the U.S., EMEA and Canada of $36, $10 and $3 respectively, partially offset by an increase in Asia of $10. The decrease in the U.S. was primarily due to lower volumes and the completion of a certain customer obligation resulting in the recognition of previously deferred revenue in the first six months of 2007 that was not repeated to the same extent in the first six months of 2008.

ES Management OM decreased to a loss of $38 in the first half of 2008 from a loss of $8 in the first half of 2007, a decrease of $30. The decrease in Management OM was a result of an increase in SG&A and R&D expense of $30 and $23, respectively, partially offset by an increase in gross profit of $23.

ES gross profit increased to $570 in the first half of 2008 from $547 in the first half of 2007, while gross margin decreased from 46.1% to 45.6%. The increase in gross profit was primarily due to higher sales volumes and lower costs driven by cost improvements in the supply chain, partially offset by the impact of lower gross margins resulting from the shift to lower margin next generation products from higher margin legacy products, and higher royalty and other costs. The increase in SG&A expense was due to increased investment in sales and marketing efforts in expected growth areas and the unfavorable impact of foreign exchange fluctuations. The increase in R&D expense was primarily due to increased investment in opportunities that we believe have the greatest potential for growth.

Global Services

The following table sets forth revenues and Management OM for the GS segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues	$536	$494	$42	9	$1,052	$942	$110	12

Management OM	$83	$76	$7	9	$155	$151	$4	3

Q2 2008 vs. Q2 2007

GS revenues increased to $536 in the second quarter of 2008 from $494 in the second quarter of 2007, an increase of $42 or 9%. The increase was primarily due to increases in the network implementation services and network support services businesses of $21 and $18, respectively.

Revenues in network implementation services increased by $21 primarily as a result of an increase in Asia of $28, partially offset by a decrease in CALA of $7. Revenues in Asia increased primarily due to the completion of certain customer contract obligations in connection with the termination of a customer contract in the second quarter of 2008 resulting in the recognition of previously deferred revenues and an adjustment to contract-related revenues due to the contract settlement provisions. The decrease in CALA was a result of the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the second quarter of 2007 not repeated in the second quarter of 2008, partially offset by revenues associated with certain project completions and network deployments in the second quarter of 2008.

Network support services increased by $18 primarily due to increases in Asia, CALA and EMEA of $6, $6 and $3, respectively. The increase in Asia was primarily due to increased volume across several customers, partially offset by the unfavorable impact of foreign exchange fluctuation. The increase in CALA resulted from new contracts and increased volume. The increase in EMEA was due to the favorable impact of foreign exchange fluctuations and delays in customer shipments from the first quarter of 2008, partially offset by reduced spending by certain customers.

GS Management OM increased to $83 in the second quarter of 2008 from $76 in the second quarter of 2007, an increase of $7 or 9%. The increase in Management OM was a result of an increase in gross profit of $22, partially offset by an increase in SG&A and R&D expense of $8 and $7, respectively.

Gross profit increased to $173 in the second quarter of 2008 from $151 in the second quarter of 2007, while gross margin increased from 30.6% to 32.3%. The increase in gross profit was primarily due to increased volumes associated with the recognition of previously deferred revenues, while gross margins improved as a result of the impact of favorable customer mix and costs incurred in the second quarter of 2007 that were not repeated in the second quarter of 2008. The increase in SG&A expense was due to investment in product management, marketing efforts in expected growth areas and increased sales support in Asia. The increase in R&D expense was due to increased investment in development of new services as well as investments to improve our current service offerings.

First six months of 2008 vs. first six months of 2007

GS revenues increased to $1,052 in the first half of 2008 from $942 in the first half of 2007, an increase of $110 or 12%. The increase was primarily due to higher revenues in the network implementation services and network managed services businesses of $100 and $14, respectively.

Network implementation services revenues increased $100 primarily due to higher revenues in Asia and EMEA of $90 and $20, respectively. The increase in Asia was a result of higher volume across multiple customers and the completion of a certain customer contract obligation in LG-Nortel resulting in the recognition of previously deferred revenue. The increase in EMEA was primarily due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenue and the favorable impact of foreign exchange fluctuations.

Network managed services revenues increased $14 primarily due to higher revenues in EMEA and Asia of $9 and $4, respectively. The increase in EMEA was primarily a result of revenue deferrals in the first six months of 2007 that did not occur to the same extent in the first six months of 2008 and the favorable impact of foreign exchange fluctuations, partially offset by lower revenues resulting from price reductions with a certain customer. The increase in Asia was primarily due to an increase in volume.

GS Management OM increased to $155 in the first half of 2008 from $151 in the first half of 2007, an increase of $4 or 3%. The increase in Management OM was a result of the increase in gross profit of $33, partially offset by increases in SG&A and R&D expenses of $20 and $9, respectively.

GS gross profit increased to $328 from $295, while gross margin essentially remained flat in the first six months of 2008 compared to the first six months of 2007. The increase in gross profit was primarily associated with the recognition of the previously deferred revenue and the increase in volume. The increase in SG&A expense was due to investment in product management and marketing efforts in expected growth areas and the favorable impact of foreign exchange fluctuations. The increase in R&D expense was due to increased investment in the development of new services as well as investments to improve our current service offerings.

Metro Ethernet Networks

The following table sets forth revenues and Management OM for the MEN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues
Optical networking solutions	$300	$285	$15	5	$547	$548	$(1)	(0)
Data networking and security solutions	78	78	—	—	158	188	(30)	(16)

Total Revenues	$378	$363	$15	4	$705	$736	$(31)	(4)

Management OM	$17	$11	$6	55	$(8)	$(9)	$1	11

Q2 2008 vs. Q2 2007

MEN revenues increased to $378 in the second quarter of 2008 from $363 in the second quarter of 2007, an increase of $15 or 4%. The increase was due to higher revenues in the optical networking solutions business, while revenues in the data networking and security solutions business remained flat in the second quarter of 2008 compared to the second quarter of 2007.

The optical networking solutions business increased by $15, primarily due to higher revenues in EMEA and Canada of $42 and $16, respectively. The increases were partially offset by decreases in the U.S. and Asia of $30 and $11, respectively. The increase in EMEA was due to the completion of contract deliverables resulting in the recognition of previously deferred revenues, the favorable impact of foreign exchange fluctuations and volume increases. The increase in Canada was primarily due to volume increases related to next generation products and deferral of first quarter 2008 spending by a certain customer to the second quarter of 2008. The decrease in the U.S. was primarily due to significant revenues from a certain customer in the second quarter of 2007 that did not repeat to the same extent in the second quarter of 2008 and reduced demand for our legacy products. The decline in Asia was primarily due to the completion of certain customer contract deliverables resulting in the recognition of previously deferred revenue in the second quarter of 2007 that was not repeated in the second quarter of 2008, partially offset by higher volumes related to next generation products for wireless backhaul applications.

The data networking and security solutions business remained flat, primarily due to increases in Asia of $12, offset by decreases in the U.S. and EMEA of $8 and $4, respectively. The increase in Asia was primarily due to the higher volume and the completion of a network deployment resulting in the recognition of previously deferred revenue. The decrease in the U.S. was due to the completion of a certain customer contract deliverable in connection with the termination of a supplier agreement in the first quarter of 2007 that did not repeat in the second quarter of 2008.

MEN Management OM increased to $17 in the second quarter of 2008 from $11 in the second quarter of 2007, an increase of $6 or 55%. The increase in Management OM was primarily due to an increase in gross profit of $4 and a decrease in SG&A expense of $2.

MEN gross profit increased from $139 to $143, while gross margin decreased from 38.3% to 37.8%. The increase in gross profit was primarily due to lower costs from increased productivity as a result of our cost reduction program initiative and the favorable impact of foreign exchange fluctuations. This increase was partially offset by unfavorable product mix and royalty costs. SG&A expense decreased primarily due to a decrease in bad debts and reduced spending, partially offset by the unfavorable impact of foreign exchange fluctuations. The decrease in R&D expense was due to reduced spending in maturing technologies, partially offset by the negative impact of foreign exchange fluctuations and increased investment in opportunities that we believe have the greatest potential for growth.

First six months of 2008 vs. first six months of 2007

MEN revenues decreased to $705 in the first half of 2008 from $736 in the first half of 2007, a decrease of $31 or 4%. The decrease was primarily due to a decrease in the data networking and security solutions business of $30, while the optical network solutions business remained essentially flat.

The decrease in the data networking and security solutions business was primarily due to a decrease in the U.S. of $61, partially offset by higher revenues in Asia, EMEA and Canada of $20, $7 and $5, respectively. The decrease in the U.S. was primarily due to the completion of a certain customer contract deliverable resulting from the termination of a supplier agreement in the first half of 2007 that did not repeat in the first six months of 2008. The increase in Asia was due to an increase in volume in LG-Nortel and the completion of network deployment for certain customers resulting in the recognition of previously deferred revenue. The increase in Canada was a result of higher volumes, while the increase in EMEA was primarily due to the completion of deliverables related to a certain customer contract resulting in the recognition of previously deferred revenue and the favorable impact of foreign exchange fluctuations, partially offset by lower volumes related to the declining multi-service switch market.

The optical networking solutions business was flat primarily due to a decrease in the U.S. of $25, more than offset by higher revenues in Canada and EMEA of $19 and $7, respectively. The decrease in the U.S. was primarily due to significant revenues from a certain customer in the first half of 2007 that did not repeat to the same extent in the first half of 2008 and reduced demand for our legacy products, partially offset by increased spending by a certain customer related to its long-haul expansion. The increase in Canada was primarily due to volume increases related to next generation products for wireless backhaul applications and the favorable impact of foreign exchange fluctuations. The increase in EMEA was primarily due to the completion of a certain customer contract deliverable resulting in the recognition of previously deferred revenue, the favorable impact of foreign exchange fluctuation and volume increase across multiple customers, partially offset by the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue in the first half of 2007 that did not repeat in the first half of 2008.

MEN Management OM improved to a loss of $8 for the first half of 2008 from a loss of $9 in the first half of 2007, an improvement of $1 or 11%. The increase in Management OM was primarily due to an increase in gross profit of $10, partially offset by an increase in R&D expense of $9. SG&A expense remained flat in the first half of 2008 from the first half of 2007.

MEN gross profit increased to $252 in the first half of 2008 from $242 in the first half of 2007, while gross margin increased to 35.7% from 32.9%. The increase in gross profit was primarily due to higher volume, the favorable impact of foreign exchange fluctuations and lower costs due to our cost reduction program initiative. This increase was partially offset by unfavorable product mix, royalty costs, charges related to certain inventory revaluation and the completion of two significant customer contract obligations resulting in the recognition of previously deferred revenues in the first half of 2007 that was not repeated in the first half of 2008 and increased costs due to a settlement with one of our vendors. The increase in R&D expense was due to the unfavorable impact of foreign exchange fluctuations and increased investment in opportunities that we believe have the greatest potential for growth, partially offset by reduced spending on maturing technologies.

Other

The following table sets forth revenues and Management OM for the Other segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenues	$60	$57	$3	5	$116	$113	$3	3

Management OM	$(147)	$(222)	$75	34	$(300)	$(433)	$133	31

Q2 2008 vs. Q2 2007

Other revenues are comprised of revenues from Nortel Government Solutions Incorporated, or NGS, and other revenues. Other revenues increased to $60 in the second quarter of 2008 from $57 in the second quarter of 2007, an increase of $3 or 5%. The increase was due to higher revenues in Other revenues in Canada and EMEA of $2 and $1, respectively.

Management OM includes corporate charges. Management OM for Other improved to a loss of $147 in the second quarter of 2008 from a loss of $222 in the second quarter of 2007, a decrease in loss of $75, which was primarily due to the decrease of SG&A expense, primarily as a result of cost savings from our previously announced restructuring activities, and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities.

First six months of 2008 vs. first six months of 2007

Other revenues increased to $116 in the first six months of 2008 from $113 in the first six months of 2007, an increase of $3 or 3%. The increase was due to increases in Canada, EMEA and Asia of $5, $2 and $1, respectively, partially offset by a decrease in the U.S. of $5. The increase in Canada was as a result of an increase in other revenues, while the decrease in the U.S. was due primarily to a decline in NGS revenues.

Management OM for Other improved to a loss of $300 in the first six months of 2008 from a loss of $433 in the first six months of 2007, which was primarily due to the decrease of SG&A expense of $66. This improvement was primarily due to cost savings from our previously announced restructuring activities accompanied with cost savings as a result of decreases in employee-related expenses, and savings due to lower expenses in relation to our internal control remediation plans and finance transformation activities.

Liquidity and Capital Resources

Cash Flow

Our total cash and cash equivalents excluding restricted cash decreased by $463 in the first six months of 2008 to $3,063, due to cash used in operating and investing activities, partially offset by cash from financing activities and the favorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity for the six months ended June 30, 2008 and 2007, and cash on hand as of June 30, 2008 and 2007, respectively:

	For the Six Months Ended June 30,
	2008	2007	Change

Net loss	$(189)	$(63)	$(126)
Non-cash items	411	284	127
Changes in operating assets and liabilities:
Accounts receivable — net	$(310)	$1,169	$(1,479)
Inventories — net	(82)	(46)	(36)
Accounts payable	(77)	193	(270)

	(469)	1,316	(1,785)
Deferred costs	261	31	230
Income taxes	(28)	(17)	(11)
Payroll, accrued and contractual liabilities	(257)	(302)	45
Deferred revenue	(160)	(132)	(28)
Advanced billings in excess of revenues recognized to date on contracts	(419)	151	(570)
Restructuring liabilities	32	8	24
Other	(193)	(239)	46

Changes in other operating assets and liabilities	(764)	(500)	(264)

Net cash from (used in) operating activities	(1,011)	1,037	(2,048)
Net cash from (used in) investing activities	(84)	(62)	(22)
Net cash from (used in) financing activities	631	(39)	670
Effect of foreign exchange rate changes on cash and cash equivalents	1	42	(41)

Net increase (decrease) in cash and cash equivalents	(463)	978	(1,441)
Cash and cash equivalents at beginning of period	3,526	3,487	39

Cash and cash equivalents at end of period	$3,063	$4,465	$(1,402)

Operating Activities

In the first six months of 2008, our net cash used in operating activities of $1,011 resulted from a net loss of $189 plus adjustments for non-cash items of $411 and net uses of cash of $764 due to changes in other operating assets and liabilities and cash of $469 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $419 primarily as a result of completion of contracts in LG-Nortel and the advance to NNC of $675, which is included in the change in accounts receivable — net of $310, partially offset by the change in deferred costs of $261 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $257 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The other change in other operating assets and liabilities of $193 was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were amortization and depreciation of $165, minority interest of $113, pension and other accruals of $60, deferred income taxes of $47 and share-based compensation expense of $42.

In the first six months of 2007, our net cash used in operating activities of $1,037 resulted from a net loss of $63 plus adjustments for non-cash items of $284, net cash from operating assets and liabilities of $1,316 and net uses of cash of $500 due to changes in other operating assets and liabilities. The primary additions to our net income for non-cash items were pension and other accruals of $135, amortization and depreciation of $152, share-based compensation expense of $55 and minority interest of $13. These additions were partially offset by other non-cash changes of $70, primarily due to foreign exchange impacts on long-term assets and liabilities of $131. The use of cash related to changes in our other operating assets and liabilities was primarily due to a reduction of accrued liabilities primarily related to the cash payment of certain royalties. The net cash from operating assets and liabilities was primarily due to an inflow from changes in accounts receivable of $1,169.

Accounts Receivable

	June 30,	December 31,
	2008	2007	$ Change	% Change

Accounts receivable	$2,159	$2,578	$(419)	(16)
Days sales outstanding in accounts receivable (DSO)(a)	74	72

(a)	DSO is the average number of days our receivables are outstanding based on a 90 day cycle. DSO is a metric that approximates the measure of the average number of days from when we recognize revenue until we collect cash from our customers. DSO for each quarter is calculated by dividing the quarter end accounts receivable-net balance by revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Accounts receivable decreased to $2,159 as at June 30, 2008 from $2,578 as at December 31, 2007, a decrease of $419 or 16%. This decrease was due to improvements resulting from our continued business focus on improving our collection and billing processes and the seasonality in our revenue profile, as revenue is typically lower in the second quarter than in the fourth quarter of the previous year. The two day increase in DSO in spite of strong collection efforts was due to the seasonality of the revenue profile relative to the decline in accounts receivable as a result of timing of collections.

Inventory

	June 30,	December 31,
	2008	2007	$ Change	% Change

Inventory — net (excluding deferred costs)	$569	$513	$56	11
Net inventory days (NID)(a)	33	26

(a)	NID is the average number of days from procurement to sale of our product based on a 90 day cycle. NID for each quarter is calculated by dividing the average of the current quarter and prior quarter inventories — net (excluding deferred costs) by the cost of revenues for the quarter and multiplying by 90 days.

Inventory, excluding deferred costs, increased to $569 as at June 30, 2008 from $513 as at December 31, 2007, an increase of $56 or 11%. NID increased by seven days compared to the fourth quarter of 2007. This increase in NID was the result of supply chain redesign in order to lead to improved customer service and to align our inventory levels to support key orders expected in the third quarter of 2008.

Accounts Payable

	June 30,	December 31,
	2008	2007	$ Change	% Change

Trade accounts payable	$1,066	$1,152	$(86)	(7)
Days of purchasing outstanding in accounts payable (DPO)(a)	64	58

(a)	DPO is the average number of days from when we receive purchased goods and services until we pay our suppliers based on a 90 day cycle. DPO for each quarter is calculated by dividing the quarter end trade and other accounts payable by the cost of revenues for the quarter, in each case as determined in accordance with U.S. GAAP, and multiplying by 90 days.

Trade accounts payable decreased to $1,066 as at June 30, 2008 from $1,152 at December 31, 2007, a decrease of $86 or 7%. This decrease in the trade accounts payable balance is attributable to spending levels consistent with normal business trends. DPO increased by six days compared to the fourth quarter of 2007, resulting from normal timing patterns in our spending with suppliers.

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

Investing Activities

In the first six months of 2008, our net cash used in investing activities was $84, due to expenditures for plant and equipment of $87 and acquisition of investments and businesses, net of cash acquired of $32, partially offset by a decrease in restricted cash and cash equivalents of $9 and proceeds related to sale of investments of $26.

In the first half of 2007, our net cash used in investing activities was $62 and was primarily due to expenditures for plant and equipment of $109, partially offset by proceeds of $84 primarily related to the sale of our facility located in Montreal, Quebec.

Financing Activities

In the first six months of 2008, our net cash from financing activities was $631, primarily due to the proceeds received from the issuance of the 2016 Fixed Rate Notes issued May 2008 of $668, and an increase in notes payable, partially offset by dividends of $21 paid by us related to our outstanding preferred shares and debt issuance costs of $13. See “Cash Flow — Operating Activities” for discussion regarding the use of the proceeds.

In the first half of 2007, our net cash used in financing activities was $39, resulting primarily from dividends paid of $25, primarily related to our outstanding preferred shares.

Other Items

In the first six months of 2008, our cash increased by $1 due to favorable effects of changes in foreign exchange rates primarily from the strengthening of the Euro against the U.S. Dollar.

In the first half of 2007, our cash increased by $42 due to favorable effects of changes in foreign exchange rates, primarily on the Canadian Dollar and the Indian Rupee against the U.S. Dollar.

Fair Value Measurements

As discussed in Note 11 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities and in some cases, derivative contracts, which fair values totaled $24 and ($5), respectively, as of June 30, 2008.

Our auction rate security instruments are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the first half of 2008, the auction events for most of these instruments failed; therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of June 30, 2008. We currently believe that this temporary decline in fair value is due to liquidity issues, because the underlying assets for these securities are almost entirely backed by the U.S. federal government. Our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and investment balance as of June 30, 2008. We believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, and any difference between our estimate and an estimate that would be arrived at by another party would have no impact on earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

Senior Notes Offering

On May 28, 2008, we completed the offering of the 2016 Fixed Rate Notes issued May 2008 in the U.S. to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended, or the Securities Act, to persons outside the U.S. pursuant to Regulation S under the Securities Act and to accredited investors in Canada pursuant to applicable private placement exemptions.

The 2016 Fixed Rate Notes issued May 2008 were issued as additional notes under an existing indenture dated as of July 5, 2006, as supplemented, and are part of the same series as our currently outstanding $450 aggregate principal amount of 10.75% Senior Notes due 2016 that were issued on July 5, 2006 or the 2016 Fixed Rate Notes issued July 2006, under the same indenture. The 2016 Fixed Rate Notes issued May 2008 and the 2016 Fixed Rate Notes issued July 2006 have the same ranking, guarantee structure, interest rate, maturity date and other terms and are treated as a single class of securities under the indenture and holders will vote together as one class. Refer to note 10, “Long-term debt”, to the audited consolidated financial statements accompanying the 2007 Annual Report for additional details regarding terms. The 2016 Fixed Rate Notes issued May 2008 and the related guarantees are initially not fungible for trading purposes with the 2016 Fixed Rate Notes issued July 2006.

The net proceeds received from the sale of the 2016 Fixed Rate Notes issued May 2008 were approximately $655, after deducting discount on issuance of $7 and commissions and other offering expenses of $13. On June 16, 2008, we used these net proceeds, together with available cash, to redeem, at par, $675 outstanding principal amount of NNC’s 4.25% Notes due 2008.

Future Uses and Sources of Liquidity

The forward-looking statements below are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different from that anticipated. See the Risk Factors section of this report, our 2008 First Quarter Report and our 2007 Annual Report. We believe the following are the key uncertainties that exist regarding our liquidity:

•	We expect our ability to increase revenue and generate positive cash from operating activities to be a primary uncertainty regarding our liquidity. In prior years, our operating results have generally produced negative cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and other factors discussed in this report. If capital spending by our customers changes or pricing and margins change from what we currently expect, due to current economic uncertainties in North America or elsewhere raising concerns about decreases in projected spending rates by both carrier and enterprise customers, or for other reasons, our revenues and cash flows may be materially lower and we may be required to further reduce our investments or take other measures in order to meet our cash requirements;
•	Our ability and willingness to access the capital markets is based on many factors including market conditions and our overall financial objectives. Currently, our ability is limited by the covenant restrictions in our indentures and by our and NNC’s credit ratings, both of which have, in part, contributed to our increased interest and borrowing costs. We cannot provide any assurance that our net cash requirements will be as we currently expect, or that financings will be available to us on acceptable terms, or at all; and
•	We are subject to litigation proceedings and, as a result, any judgments or settlements in connection with our pending civil litigation not encompassed by the Global Class Action Settlement, or criminal investigations related to certain restatements of our and NNC’s financial statements, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing July 1, 2008 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions for pension, post retirement and post employment funding of approximately $355;
•	capital expenditures of approximately $200;
•	costs related to workforce reductions and real estate actions in connection with our active restructuring plans of approximately $250;
•	preferred share dividends of approximately $53 including taxes;
•	costs associated with contractual commitments related to the divestiture of our manufacturing operations to Flextronics Telecom Systems, Ltd. of approximately $70 to be paid in the third quarter; and
•	an earn-out payment to LGE of approximately $51 based on the 2007 performance of LG-Nortel to be paid in the third quarter of 2008.

Also, from time to time, we may purchase or redeem our outstanding debt securities and/or convertible notes and may enter into acquisitions or joint ventures as opportunities arise.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under special charges, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2008 from the amounts disclosed as of December 31, 2007 in our 2007 Annual Report, with the exception of the addition of the long-term debt related to the issuance of the 2016 Fixed Rate Notes issued May 2008 and the related redemption of the 4.25% Notes due 2008. See “Cash Flow — Senior Notes Offering” discussed above.

Future Sources of Liquidity

In recent years, our operating results have generally not produced significant cash flow from operations due in large part to our inability to reduce operating expenses as a percentage of revenue and other factors discussed above under “Results of Operations”. In addition, we have made significant cash payments related to our restructuring programs and pension plans. Our ability to generate sustainable cash from operations will depend on our ability to generate profitable revenue streams, reduce our operating expenses and continue to improve our working capital management.

As of June 30, 2008, our primary source of liquidity was cash. We believe our cash will be sufficient to fund our business model (see “Executive Overview — Our Business and Strategy”) and investments in our business and meet our customer commitments for at least the 12 month period commencing July 1, 2008, including the cash expenditures outlined under “Future Uses of Liquidity” above.

Available support facility

On February 14, 2003, we entered into a $750 support facility with Export Development Canada, or the EDC Support Facility. Our obligations under the EDC Support Facility are guaranteed by Nortel Networks Inc., or NNI. As of June 30, 2008, the EDC Support Facility provided for up to $750 in support including:

•	$300 of committed revolving support for performance bonds or similar instruments with individual amounts of up to $25, of which $150 was outstanding; and
•	$450 of uncommitted revolving support for performance bonds or similar instruments and/or receivables sales and/or securitizations, of which $32 was outstanding.

The EDC Support Facility provides that EDC may suspend its obligation to issue us any additional support if events occur that could have a material adverse effect on our business, financial position or results of operation. In addition, the EDC Support Facility can be suspended or terminated if an event of default has occurred and is continuing under the EDC Support Facility or if our senior unsecured long-term corporate debt rating by Moody’s Investors Service, or Moody’s, has been downgraded to less than B3 or if its debt rating by Standard & Poor’s, or S&P, has been downgraded to less than B-.

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

Credit Ratings

	Moody’s	S&P

NNL’s Corporate Family Rating/Corporate Credit Rating	B3	B−
NNL’s $2,675 high-yield notes consisting of the July 2006 Notes and the 2016 Fixed Rate Notes issued May 2008	B3	B−
NNC’s $1,150 Convertible Notes consisting of the 2012 notes and 2014 notes	B3	B−
NNL’s $200 notes due 2023	B3	CCC
Nortel Networks Capital Corporation’s $150 notes due 2026	B3	CCC
NNL Preferred Shares:
Series 5	Caa1	CCC−
Series 7	Caa1	CCC−

On May 21, 2008, S&P revised our outlook to positive from stable. On May 21, 2008, Moody’s upgraded the ratings on our Preferred Shares to Caa1 from Caa3. There can be no assurance that our credit ratings will not be lowered or that these ratings agencies will not issue adverse commentaries about us or NNC, potentially resulting in higher financing costs and reduced access to capital markets or alternative financing arrangements. A reduction in our credit ratings may also affect our ability, and the cost, to securitize receivables, obtain bid, performance-related and other bonds, access the EDC Support Facility and/or enter into normal course derivative or hedging transactions.

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

The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2008	2007

Bid and performance-related bonds(a)	$171	$155
Other bonds(b)	71	54

Total bid, performance-related and other bonds	$242	$209

(a) Net of restricted cash and cash equivalents amounts of $4 and $5 as of June 30, 2008 and December 31, 2007, respectively.
(b) Net of restricted cash and cash equivalents amounts of $8 and $27 as of June 30, 2008 and December 31, 2007, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance related bonds with terms that extend beyond June 30, 2011 are generally not eligible for the support provided by this facility. If the facility is not further extended beyond December 31, 2011, we would likely need to utilize cash collateral to support the issuance of bid, performance related and other related bonding obligations.

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

Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element is accounted for pursuant to AICPA Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, or SOP 97-2, or based on general revenue recognition guidance as set out in SAB 104. This assessment could significantly impact the amount and timing of revenue recognition.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of SOP 81-1 contracts provide for progress billings based on completion of certain phases of work. Unbilled SOP 81-1 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under EITF 00-21 that contain both SOP 81-1 and non SOP 81-1 elements. Significant judgment is also required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.

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

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer as applicable. For arrangements where the customer agrees to purchase products but we retain physical possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Revenue for software and software related elements is recognized pursuant to SOP 97-2. Software related elements within the scope of SOP 97-2 are defined in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, as those explicitly included within paragraph 9 of SOP 97-2 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverables where the software is deemed essential to the functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract customer support, or PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

We make certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sales at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

The collectibility of trade and notes receivables is also critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade or notes receivables are reasonably assured of collection and whether there has been deterioration in the credit quality of our customers that could result in our inability to collect the receivables. We will defer revenue but recognize related costs if we are uncertain about whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition. We do not sell under arrangements with extended payment terms.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•	Complex arrangements that involve multiple deliverables such as future software deliverables and/or post-contract support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 64% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.
•	In many instances, our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 9% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources — Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	June 30,	December 31,
	2008	2007	$ Change	% Change

Deferred revenue	$1,458	$1,619	$(161)	(10)
Advance billings	1,071	1,490	(419)	(28)

Total deferred revenue	$2,529	$3,109	$(580)	(19)

Total deferred revenue decreased by $580 in the first six months of 2008 as a result of reductions related to the net release of approximately $578 and other adjustments of $7, partially offset by increases as a result of foreign exchange fluctuations of $5. The release of deferred revenue to revenue is net of additional deferrals recorded during the first six months of 2008.

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

In addition to these individual assessments, a regional accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than six months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	June 30,	December 31,
	2008	2007

Gross accounts receivable	$4,062	$3,767
Provision for doubtful accounts	(47)	(62)

Accounts receivable — net	$4,015	$3,705

Accounts receivable provision as a percentage of gross accounts receivable	1%	2%
Gross long-term receivables	$54	$44
Provision for doubtful accounts	(41)	(35)

Net long-term receivables	$13	$9

Long-term receivables provision as a percentage of gross long-term receivables	76%	80%

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

The following table summarizes our inventory balances and other related reserves:

	As of
	June 30,	December 31,
	2008	2007

Gross inventory	$2,818	$3,118
Inventory provisions	(812)	(907)

Inventories — net(a)	$2,006	$2,211

Inventory provisions as a percentage of gross inventory	29%	29%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	59%	64%

(a)	Includes the long-term portion of inventory related to deferred costs of $178 and $209 as of June 30, 2008 and December 31, 2007, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,437 and $1,698 as of June 30, 2008 and December 31, 2007, respectively.

Inventory provisions decreased by $95 primarily as a result of $128 of scrapped inventory, $35 of previously reserved inventory on consignment and foreign exchange adjustments of $21, partially offset by $61 of additional inventory provisions, and a reclassification of previously recorded purchase commitment liabilities to inventory provisions as inventory is received of $28. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance at December 31, 2007	$206
Payments	(96)
Warranties issued	114
Revisions	(27)

Balance at June 30, 2008	$197

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $27 of revisions entirely relates to releases, consisting of $22 of warranty releases and $5 of known product defect releases. The impact of these releases reduced cost of revenues in the first six months of 2008 by $27. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

Tax Asset Valuation

As of June 30, 2008, our deferred tax asset balance was $6,615, against which we have recorded a valuation allowance of $3,371, resulting in a net deferred tax asset of $3,244. As of December 31, 2007, our net deferred tax asset was $3,323. The reduction of $79 is primarily attributable to the effects of foreign exchange translation and the normal changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. We currently have deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France).

As of June 30, 2008, our gross unrecognized tax benefit was $600. As of December 31, 2007, our gross unrecognized tax benefit was $566. An increase of $34 resulted from an increase of $40 in the unrecognized tax benefits as a result of increases due to tax positions taken during the current and prior year, offset partially by $1 in connection with the settlement of certain FIN 48 positions in Asia and EMEA and the remainder offset by $5 from the impact of foreign exchange translation and other measurement criteria.

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

In the third quarter of 2002, primarily as a result of significant operating losses incurred in 2001 and 2002 and the impact of those losses on our measure of cumulative losses over the 12 preceding quarters, we recorded a valuation allowance against a portion of the deferred tax assets in certain of our significant jurisdictions (namely Canada, the U.S. and France).

Management has concluded that the appropriate length of time for measuring cumulative losses is the most recent three years’ results, inclusive of the current year.

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

In each reporting period since 2002, we have considered the factors listed above to determine if any further adjustments need to be made to the net deferred tax asset on a jurisdictional basis. As discussed below, we evaluate cumulative earnings (loss) within each jurisdiction. Relative to 2002, the factors we consider have generally trended favorably year over year as our jurisdictional cumulative losses have decreased substantially or have become cumulative profits since 2002 for most of our jurisdictions. Nortel has operated near break-even since 2002, and the results in the U.S. have improved substantially over the same period relative to 2001 and 2002. However, in the fourth quarter of 2007, there were a number of events that had a negative effect on the recoverability of our deferred tax assets in Canada and the time period over which we expect to realize the assets. As a result we adjusted our net deferred tax assets by recording an additional valuation allowance of approximately $1,064. As of June 30, 2008, our profitability forecasts support the realization of our net deferred tax assets in the U.S. and Canada.

We view the 2001 and 2002 results as anomalies and believe a strong history of earnings prior to 2001 in most of our significant jurisdictions (namely Canada, the U.S. and the U.K.), in combination with recent trends in and current projections of future profitability provide sufficient positive evidence to overcome the primary piece of negative evidence, cumulative losses over the most recent 12 quarters in Canada.

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

Future Projections of Profitability

The ultimate realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the underlying tax deductions and credits. We currently have a significant sales backlog in excess of $4,000 for which revenue and margin will be recognized in the future (including deferred revenue and advance billings). We expect the associated margins of this sales backlog to be consistent with our recent historical margins.

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

The following table provides the breakdown of our net deferred tax asset by significant jurisdiction as of June 30, 2008:

	Tax	Net	Other	Gross		Net
	Benefit of	Investment	Temporary	Deferred	Valuation	Deferred
	Losses	Tax Credits	Differences	Tax Asset	Allowance	Tax Asset

Canada	$858	$1,100	$585	$2,543	$(1,398)	$1,145
United States	837	363	878	2,078	(515)	1,563
United Kingdom	459	—	182	641	(324)	317
France	485	53	130	668	(580)	88
Other	465	—	220	685	(554)	131

Total	$3,104	$1,516	$1,995	$6,615	$(3,371)	$3,244

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

Since September 30, 2007, there have been a number of events that have had a negative effect on the time over which we expect to realize our deferred tax assets, which include a significant tax rate reduction in the fourth quarter of 2007, continued strengthening of the Canadian Dollar relative to the U.S. Dollar and on-going uncertainty related to potential outcomes of our ongoing transfer pricing negotiations.

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

While we have recorded additional valuation allowance, these deferred tax assets are still available for use to offset future taxes payable. The significant majority of our gross deferred tax asset of $2,543 relates to loss and investment tax credit carryforwards. Absent tax-planning strategies that permit the conversion of these losses and investment tax credit carryforwards into discretionary deductible expenses with an unlimited carryforward period, these deferred tax assets generally have between 10 and 20 year carryforward periods.

While this tax planning strategy as it relates to investment tax credits is impacted by newly enacted legislation in Canada such that a significant amount of our investment tax credits may expire unused, there is additional recently announced proposed legislation in Canada that would reduce the amount of expiring investment tax credits to an immaterial amount. While we currently have plans to implement these tax planning strategies in an effort to accelerate the utilization of our investment tax credits and loss carryforwards in Canada, the ultimate decision on whether or not we will implement these strategies will be made annually as tax returns are filed. These tax planning strategies are permissible based on existing Canadian tax law. We place significant weight on our ability to execute these planning strategies in order to fully utilize all of our deferred tax assets and ensure that carryforward periods are not a limiting factor to realizing the deferred tax asset. However, whether or not we determine to execute these tax planning strategies, we believe that we have provided adequate valuation allowance for the impact of any expiring investment tax credits. Tax credit carryforward amounts of approximately $477 with respect to the years from 1994 to 1997 have expired and are not included in the balance of gross deferred tax assets. We can restore a significant amount of the deferred tax asset for these credits by executing a certain tax planning strategy that involves filing amended tax returns.

U.S.

As of December 31, 2007, we have operated at a cumulative profit of approximately $215 in the U.S. over the most recent 12 quarters. Prior to the incurrence of significant losses in 2001 and 2002, which led to the establishment of the valuation allowance against a portion of the deferred tax assets in the U.S., we had a strong history of earnings.

The significant majority of our $1,563 net deferred tax assets in the U.S. relates to loss and credit carryforwards which have a 20 year carryforward period. Over 93% of our research tax credits do not begin to expire until 2018 and none of our operating loss carryforwards begin to expire until 2022. As a result, we do not expect that a significant portion of our carryforwards will expire prior to utilization given our projections of future earnings. Unlike our carryforwards in Canada, we do not rely upon any planning strategies to support the realization of the U.S. losses and credits within the carryforward period, as we believe we will have sufficient earnings without the use of any planning strategies.

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

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing application for an Advance Pricing Arrangement, or APA. We have requested the APA currently under negotiation apply to the 2001 through 2005 taxation years. This APA is currently being negotiated by the pertinent taxing authorities (the U.S., Canada, and the U.K.). We are in the process of filing new bilateral APA requests for tax years 2007 through at least 2010, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. Tax filings for 2006 included the methodology employed in the new pending APA, resulting in an increase to deferred tax assets in the U.K. and a $12 tax benefit recorded in the third quarter of 2007. In other jurisdictions, changes resulting from the new methodology impacted the level of deferred tax assets with a corresponding offset to valuation allowance with no impact to tax expense.

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

The impact of the ongoing APA negotiations and ultimate settlement cannot be quantified by us at this time due to the uncertainties inherent in the negotiations between the tax authorities. As such, the ultimate settlement position could have a substantial impact on our transfer pricing methodology for future years. We continue to monitor the progress of the APA negotiations and will analyze the existence of new evidence, when available, as it relates to the APA. We may make adjustments to the valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

Valuation Allowance

During the six months ended June 30, 2008, our gross income tax valuation allowance increased to $3,371 compared to $3,149 as of December 31, 2007. The $222 increase was largely the result of $237 of additional valuation allowances recorded against the tax benefit of current period losses, investment tax credits and adjustments to prior year balances in certain jurisdictions and the impact of foreign currency translation of $22, offset by additional decreases to the valuation allowance of $37 as a result of decreases in the deferred tax assets in conjunction with FIN 48. We assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets across jurisdictions, and negative evidence including our cumulative loss position, and concluded, after the adjustments discussed below, that the overall valuation allowance as of June 30, 2008 was appropriate.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $95. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of the ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2002 and 2003 tax years proposing adjustments to increase taxable income resulting in an additional tax liability of $19 inclusive of penalties and interest. At December 31, 2007, we provided an income tax liability for this entire amount. As of June 30, 2008, we have provided an income tax liability of $5. The decrease in the tax liability is attributable to a reduction of $17 in the uncertain tax position under FIN 48 as a result of revised information received during the six months ending June 30, 2008 and is offset by the impact of foreign exchange translation of $3.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,327, additional income tax liabilities of $52, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $106 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carry-forwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures (“MAP”) with competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

We had previously entered into APAs with the taxation authorities of the U.S. and Canada in connection with our inter-company transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, we filed APA requests with the taxation authorities of the U.S., Canada and the U.K. that applied to the taxation years 2001 through 2005. The APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. We continue to monitor the progress of these negotiations; however, we are not a party to these negotiations. We have applied the transfer pricing methodology proposed in the APA requests to the parties subject to the transfer pricing methodology in preparing our tax returns and accounts from 2001 through 2005. The parties are the U.S., Canada, U.K., France, Ireland and Australia.

The outcome of the APA applications is uncertain and possible reallocation of losses as they relate to the APA negotiations cannot be determined at this time. There could be a material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. If this matter is resolved unfavorably, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we do not believe it is more likely than not that the ultimate resolution of these negotiations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

If an unexpected amount of tax losses are ultimately reallocated when the tax authorities reach agreement on the 2001-2005 APA, and/or accounting estimates under FIN 48 regarding the new APA transfer pricing methodology result in a similar reallocation, and such reallocation of losses exceeds the amount of the valuation allowance that could be attributed to tax loss carryovers in the U.S., we could have an increase to income tax expense for the reduction of the deferred tax asset in the U.S.

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

The carrying value of goodwill was $2,391 as of June 30, 2008 and $2,381 as of December 31, 2007. Our four reportable segments and NGS comprise our reporting units. As of our annual measurement date, the excess of fair value over the carrying value for each of our reporting units ranged from 9% for NGS to in excess of 74% for CN.

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

At December 31, 2007, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $816, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial losses, before taxes, of $16 included in accumulated other comprehensive loss at the end of 2007. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 11 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. There were no experience and assumption changes in the first six months of 2008, as we did not have a triggering event that would require a remeasurement.

In the second quarter of 2006, we announced changes to our North American pension and post-retirement plans effective January 1, 2008. We moved employees currently enrolled in our defined benefit pension plans to defined contribution plans. In addition, we eliminated post-retirement healthcare benefits for employees who are not age 50 with five years of service as of July 1, 2006.

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, or SFAS 158, requires us to measure the funded status of our plans as of the date of our year end statement of financial position. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an a increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 7, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

In 2008, we expect to make cash contributions of approximately $280 to our defined benefit pension plans and approximately $80 to our post-retirement and post-employment benefit plans. If the actual results of the plans differ from the assumptions, we may be required to make additional contributions. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be significantly reduced.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of June 30, 2008, we had $91 in accruals related to workforce reduction charges and $224 in accruals related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our restructuring work plan. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 2 “Accounting changes” to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2008. The following summarizes the accounting changes and pronouncements we have adopted in the first half of 2008:

•	The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For us, SFAS 159 is effective as of January 1, 2008. We have elected not to apply the fair value option for any of our eligible financial instruments and other items in the current period.
•	Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS 157, which establishes a single definition of fair value and a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. For disclosure related to SFAS 157, see note 11, “Fair Value”, to the accompanying unaudited condensed consolidated financial statements.
•	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158. Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted these requirements in fiscal 2006.

Effective for fiscal years ending after December 15, 2008, SFAS 158 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) shall be allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ending December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

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

In June 2008, the FASB EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. We plan to adopt the provisions of

EITF 07-5 on January 1, 2009. We are currently assessing the impact, if any, of the adoption of EITF 07-5 on our results of operations and financial condition.

Outstanding Share Data

As of July 22, 2008, Nortel had 1,460,978,638 Nortel Networks Limited common shares outstanding.

Market Risk

Market risk represents the risk of loss that may impact our unaudited condensed consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. Disclosure of market risk is contained in the Quantitative and Qualitative Disclosures About Market Risk section of this report.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of June 30, 2008, the accruals on the consolidated balance sheet for environmental matters were $22. Based on information available as of June 30, 2008, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Cautionary Notice Regarding Forward-Looking Information

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to our business including: significant competition, competitive pricing practices, cautious capital spending by customers as a result of factors including current economic uncertainties, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse effects on our performance if our expectations regarding market demand for particular products prove to be wrong; the sufficiency of recently announced restructuring actions; any negative developments associated with our suppliers and contract manufacturers including reliance on certain suppliers for key optical networking solutions components and on a sole supplier for most of our manufacturing and design functions, and consolidation in the industries in which our suppliers operate; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; fluctuations in foreign currency exchange rates; potential higher operational and financial risks associated with our efforts to expand internationally; potential additional valuation allowances for all or a portion of our deferred tax assets if market conditions deteriorate or future results of operations are less than expected; a failure to protect our intellectual property rights, or any adverse judgments or settlements arising out of disputes regarding intellectual property; any negative effect of a failure to maintain the integrity of our information systems; changes in regulation of the Internet or other regulatory changes; any failure to successfully operate or integrate strategic acquisitions, or failure to consummate or succeed with strategic alliances; our potential inability to attract or retain the personnel necessary to achieve its business objectives or to maintain an effective risk management strategy; (ii) risks and uncertainties relating to our liquidity, financing arrangements and capital including: any inability by us to manage cash flow fluctuations to fund working capital requirements or achieve our business objectives in a timely manner or obtain additional sources of funding; high levels of debt; limitations on our capitalizing on business opportunities because of senior notes covenants, or on issuing new debt pursuant to the provisions of indentures governing certain of our public debt issues; our below investment grade credit rating; any increase of restricted cash requirements for us if we are unable to secure alternative support for obligations arising from certain normal course business activities; or any inability of our subsidiaries to provide us with sufficient funding; any negative effect to us if we need to make larger defined benefit plans contributions in the future or exposure to customer credit risks or inability of customers to fulfill payment obligations under customer financing arrangements; or any negative impact on our ability to make future acquisitions, raise capital, issue debt and retain employees arising from stock price volatility and any declines in the market price of our publicly traded securities; and (iii) risks and uncertainties relating to our prior restatements and related matters including: potential legal judgments, fines, penalties or settlements, related to the ongoing criminal investigation of us in the U.S.; any significant pending or future civil litigation actions not encompassed by our class action settlement. For additional information with respect to certain of these and other factors, see our 2007 Annual Report, our 2008 First Quarter Report, the Risk Factors section of this report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We manage foreign exchange exposures using forward and option contracts to hedge sale and purchase commitments. Our most significant foreign exchange exposures are in the Canadian Dollar, the British Pound and the Euro. We enter into U.S. to Canadian Dollar forward and option contracts intended to hedge the U.S. to Canadian Dollar exposure on future revenues and expenditure streams. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, we recognize the gains and losses on the effective portion of these contracts in earnings when the hedged transaction occurs. As of June 30, 2008, no cash flow hedges have met the criteria for hedge accounting and therefore are considered non-designated hedging strategies in accordance with SFAS 133. As such, any gains and losses related to these contracts are recognized in earnings immediately.

We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. Dollars. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition. We try to minimize the impact of such currency fluctuations through our ongoing commercial practices and by attempting to hedge our major currency exposures. In attempting to manage this foreign exchange risk, we identify operations and transactions that may have exposure based upon the excess or deficiency of foreign currency receipts over foreign currency expenditures. Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. Our significant currency flows for the quarter ended June 30, 2008 were in U.S. Dollars, Canadian Dollars, British Pounds and Euros. We cannot predict whether we will incur foreign exchange gains or losses in the future. However, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations and financial condition. A portion of our long-term debt is subject to changes in fair value resulting from changes in market interest rates. We have hedged a portion of this exposure to interest rate volatility using fixed for floating interest rate swaps on certain of the notes issued by us in July 2006 including $550 of senior fixed rate notes due 2013, or the 2013 Fixed Rate Notes, and $450 of the 2016 Fixed Rate Notes issued July 2006. As the swaps for the 2013 Fixed Rate Notes have passed the hedge designation criteria in accordance with SFAS 133, the change in fair value of those swaps is recognized in earnings with offsetting amounts related to the change in the fair value of the hedged debt attributable to interest rate changes. Any ineffective portion of the swaps is recognized in income immediately. The interest rate swap hedging the 2016 Fixed Rate Notes issued July 2006 has not met the hedge effectiveness criteria and remains a non-designated hedging strategy as of June 30, 2008. We record net settlements on these swap instruments as adjustments to interest expense.

We use sensitivity analysis to measure our foreign exchange and interest rate risk. The sensitivity analysis includes cash, foreign exchange derivatives, outstanding debt instruments held in currencies other than U.S. Dollars, and outstanding floating rate long-term debt and any outstanding instruments that convert fixed rate long-term debt to floating rate long-term debt. There have been no significant changes to our market risk during the second quarter of 2008.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as of June 30, 2008 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

Global Class Action Settlement:  NNC entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, or the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. Approximately 4% of the settlement shares were issued to certain plaintiffs’ counsel in the first quarter of 2007. Almost all of the remaining settlement shares were distributed in the second quarter of 2008, to claimants and plaintiffs’ counsel as approved by the courts. As of June 30, 2008, approximately 3% of the settlement shares remained to be distributed, and will be distributed on an ongoing basis through the claims administration process. The cash portion of the settlement that was placed in escrow in 2006 has now been distributed by the claims administrator to all of the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs.

RCMP charges against former executives:  On June 19, 2008, the Royal Canadian Mounted Police, or the “RCMP”, announced that it had filed criminal charges against three former Nortel executives: Frank Dunn, Douglas Beatty and Michael Gollogly. The fraud-related charges include: fraud affecting the public market, falsification of books and documents, and false prospectus. These charges pertain to allegations of criminal activity within Nortel by these former executives during 2002 and 2003. No criminal charges were filed against Nortel or NNC, and neither Nortel nor NNC was a target of the RCMP investigation. We will continue to cooperate with the RCMP during the course of these criminal proceedings.

Canadian pension class action:  On June 24, 2008, a purported class action lawsuit was filed against us and NNC in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages. We intend to vigorously defend against these allegations.

Ipernica:  In March 2008, NNC entered into an agreement to settle all of the claims raised by Ipernica Limited (formerly known as QPSX Development 5 Pty Ltd), an Australian patent holding firm, in a lawsuit against Nortel filed in the U.S. District Court for the Eastern District of Texas, alleging patent infringement. The settlement agreement between the parties grants to us a perpetual, world-wide license to various Ipernica patents, and includes a covenant not to sue as well as mutual releases, and a payment of $12 was made by NNI to Ipernica in the first quarter of 2008.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2007 Annual Report and our 2008 First Quarter Report. For additional discussion of our material legal proceedings, see “Contingencies” in note 17 of the accompanying unaudited condensed consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements which are considered forward looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, which are difficult to predict and the actual outcome may be materially different. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our 2007 Annual Report and our 2008 First Quarter Report, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2007 Annual Report and our 2008 First Quarter Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. The risks described in our 2007 Annual Report and our 2008 First Quarter Report have not materially changed.

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

Exhibit No.		Description

4	.1*	Third Supplemental Indenture dated as of May 28, 2008 to Indenture Dated as of July 5, 2006 among Nortel Networks Limited as Issuer, Nortel Networks Corporation , Nortel Networks Inc. as Guarantors and The Bank of New York as Trustee (filed as Exhibit 4.1 to Nortel Networks Limited’s current report on Form 8-K dated May 28, 2008).
10	.1*	Purchase Agreement dated May 21, 2008 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.1 to Nortel Networks Limited’s current report on Form 8-K dated May 28, 2008).
10	.2*	Registration Rights Agreement dated May 28, 2008 among Nortel Networks Limited, Nortel Networks Corporation and Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Limited’s current report on Form 8-K dated May 28, 2008).
10.3		Dennis Carey, Executive Vice-President, Corporate Operations Employment Letter amended effective June 23, 2008.
10.4		David Drinkwater, Chief Legal Officer Employment Letter dated December 9, 2005.
10.5		Steve Slattery letter agreement concerning the cessation of Mr. Slattery’s responsibilities as President, Enterprise Solutions of Nortel Networks Corporation and Nortel Networks Limited effective September 18, 2007.
10.6		Forms of Instrument of Grant as amended effective March 3, 2008 generally provided to recipients of stock options and stock appreciation rights under the Nortel 2005 Stock Incentive Plan, As Amended and Restated (the “SIP”) and forms of Instruments of Award as amended effective March 3, 2008 generally provided to recipients of restricted stock units and performance stock units granted under the SIP.
12		Computation of Ratios.
31.1		Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of the President and Chief Executive Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED
(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ Paviter S. Binning	/s/ Paul W. Karr
Paviter S. Binning Executive Vice-President and Chief Financial Officer	Paul W. Karr Controller

Date: August 1, 2008