Form 10-Q
period 2009-03-31
NORTEL NETWORKS LTD
filed 2009-05-11
CIK 1119664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2009.

1,460,978,638 shares of common stock without nominal or par value

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, the Globemark, NT and NORTEL GOVERNMENT SOLUTIONS are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of their respective owners.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	Condensed Combined and Consolidated Financial Statements (unaudited)

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars)

	Three months ended March 31,
	2009	2008
Revenues:
Products	$1,470	$2,471
Services	263	287

Total revenues	1,733	2,758

Cost of revenues:
Products	968	1,456
Services	142	153

Total cost of revenues	1,110	1,609

Gross profit	623	1,149

Selling, general and administrative expense	526	597
Research and development expense	338	417
Amortization of intangible assets	10	12
Special charges	—	88
Gain on sales of businesses and assets	(11)	(2)
Goodwill impairment	48	—
Other operating expense (income)—net (note 5)	(13)	13

Operating earnings (loss)	(275)	24
Other expense—net (note 5)	(100)	(1)
Interest and dividend income	—	38
Interest expense (contractual interest expense for the first quarter of 2009 was $74)
Long-term debt	(70)	(59)
Other	(1)	(6)

Loss from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(446)	(4)
Reorganization items—net (note 4)	(1,188)	—

Loss from operations before income taxes and equity in net earnings of associated companies	(1,634)	(4)
Income tax expense	(7)	(36)

Loss from operations before equity in net earnings of associated companies	(1,641)	(40)
Equity in net earnings of associated companies—net of tax	—	1

Net loss	$(1,641)	(39)
Income attributable to noncontrolling interests	(21)	(67)

Net loss attributable to Nortel Networks Limited	(1,662)	(106)

Preferred dividends	—	11

Net loss applicable to common shares	$(1,662)	$(117)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,473	$2,390
Short-term investments	23	65
Restricted cash and cash equivalents	71	26
Accounts receivable—net	1,734	2,191
Inventories—net	1,419	1,477
Deferred income taxes—net	27	44
Other current assets	489	454

Total current assets	6,236	6,647

Investments	133	127
Plant and equipment—net	1,171	1,271
Goodwill	131	180
Intangible assets—net	129	143
Deferred income taxes—net	14	12
Other assets	287	458

Total assets	$8,101	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$417	$1,065
Payroll and benefit-related liabilities	400	452
Contractual liabilities	177	213
Restructuring liabilities	21	146
Other accrued liabilities (note 5)	2,189	2,662
Long-term debt due within one year	3	19

Total current liabilities	3,207	4,557

Long-term liabilities
Long-term debt	91	3,351
Deferred income taxes—net	11	11
Other liabilities (note 5)	732	2,948

Total long-term liabilities	834	6,310

Liabilities subject to compromise (note 17)	7,753	—

Total liabilities	11,794	10,867

Guarantees, commitments, contingencies and subsequent events (notes 12, 14, 19 and 20, respectively)

SHAREHOLDERS’ DEFICIT
Preferred shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 30,000,000 and 30,000,000 as of March 31, 2009 and December 31, 2008, respectively.	536	536
Common shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 1,460,978,638 and 1,460,978,638 as of March 31, 2009 and December 31, 2008, respectively.	—	—
Additional paid-in capital	23,800	23,699
Accumulated deficit	(27,498)	(25,834)
Accumulated other comprehensive loss	(815)	(716)

Total Nortel Networks Limited shareholders’ deficit	(3,977)	(2,315)

Noncontrolling interests	284	286

Total shareholders’ deficit	(3,693)	(2,029)

Total liabilities and shareholders’ deficit	$8,101	$8,838

The accompanying notes are an integral part of these condensed combined and consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Statement of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Three months ended March 31,
	2009	2008
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Limited	$(1,662)	$(106)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	81	81
Goodwill impairment	48	—
Non-cash portion of cost reduction activities	5	2
Equity in net loss (earnings) of associated companies—net of tax	—	(1)
Share-based compensation expense	100	21
Deferred income taxes	4	12
Pension and other accruals	46	32
Loss (gain) on sales and write downs of investments, businesses and assets—net	(11)	6
Income attributable to noncontrolling interests—net of tax	21	67
Reorganization items—non cash	1,178	—
Other—net	25	(26)
Change in operating assets and liabilities	358	(350)

Net cash from (used in) operating activities	193	(262)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(12)	(51)
Proceeds on disposals of plant and equipment	1	—
Change in restricted cash and cash equivalents	(44)	18
Decrease in short and long-term investments	24	—
Acquisitions of investments and businesses—net of cash acquired	—	(29)
Proceeds from the sales of investments and businesses and assets—net	23	18

Net cash used in investing activities	(8)	(44)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	—	(11)
Increase in notes payable	11	28
Decrease in notes payable	(55)	(25)
Repayments of capital leases obligations	(4)	(6)

Net cash used in financing activities	(48)	(14)

Effect of foreign exchange rate changes on cash and cash equivalents	(54)	9

Net increase (decrease) in cash and cash equivalents	83	(311)
Cash and cash equivalents at beginning of the period	2,390	3,526

Cash and cash equivalents at end of the period	$2,473	$3,215

The accompanying notes are an integral part of these condensed combined and consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Notes to Condensed Combined and Consolidated Financial Statements (unaudited)

(Millions of U.S. Dollars, unless otherwise stated)

1. Basis of presentation

Nortel Networks Limited

Nortel Networks Limited (“Nortel” or “NNL”) is a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies span access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consist of hardware, software and services. Nortel designs, develops, engineers, markets, sells, licenses, installs, services and supports these networking solutions worldwide.

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

Combined and Consolidated Financial Statements

The financial statements as at December 31, 2008 and for the three months ended March 31, 2008 have been presented on a consolidated basis. After consideration of the guidance available in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, the financial statements as at and for the three months ended March 31, 2009 have been presented on a combined and consolidated basis.

SOP 90-7, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings (as defined in note 2) must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted SOP 90-7 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

As further described in note 2, on January 14, 2009 Nortel and certain of its subsidiaries in Canada, the U.S., and in certain Europe, Middle East and Africa (“EMEA”) countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the U.K. and subsequently in Israel. Notwithstanding these filings, other than with respect to the EMEA subsidiaries which filed for creditor protection (the EMEA Debtors, as defined in note 2), Nortel continues to exercise control over its subsidiaries located in Canada, the U.S., Central and Latin America (CALA), Asia, and EMEA that are not included in the U.K. Administration Proceedings (as defined in note 2), and these condensed financial statements are prepared on a consolidated basis with respect to those subsidiaries. However, as the U.K Administrators (as defined in note 2) exhibit certain elements of control over the EMEA Debtors that are subject to the U.K. Administration Proceedings particularly with respect to the transfer of cash between legal entities (especially across jurisdictions), the potential sale of certain assets, and certain employee related matters, Nortel’s ability to exercise certain elements of control has been inhibited. Based on its review of the applicable accounting guidance, Nortel concluded that as it does not have all elements of control over the EMEA Debtors, it is precluded from consolidating such subsidiaries in these condensed financial statements.

Nortel has determined that it is appropriate to prepare combined financial statements, instead of preparing separate financial statements, including the EMEA Debtors, as all the EMEA Debtors were under common management with Nortel and its consolidated subsidiaries. Nortel considered several factors in assessing common management, including: (i) the intellectual property (IP) used by the EMEA Debtors is substantially owned by Nortel and the EMEA Debtors’ business cannot operate without such IP; (ii) Nortel continues to operate on a business segment basis that does not for purposes of this analysis align with legal entities, requiring the businesses to operate across regions consistent with its practice prior to the Creditor Protection Proceedings (as defined in note 2); (iii) the U.K. Administrators’ indication that they will work closely, as disclosed in the U.K. Administrators’ Statement of Proposals (February 2009), with Nortel, the Canadian Monitor and the U.S. Creditors’ Committee (each as defined in note 2), in order to facilitate the Creditor Protection Proceedings; and (iv) management of Nortel and its consolidated entities generally continues to make the significant hiring, termination, compensation, operational (including contracting), and budgeting decisions in working with the U.K. Administrators.

In accordance with SFAS 160, the EMEA Debtors were deconsolidated prior to being combined with no impact on these condensed financial statements as it was not determinable that the carrying values of the net liabilities differed materially from their estimated fair values and, due to Nortel and its subsidiaries continuing involvement with the EMEA Debtors including Nortel’s guarantee of the U.K. pension liability (see note 2), the net liabilities should continue to be included in the condensed financial statements.

In preparing the combined financial statements, intercompany transactions and profits or losses have been eliminated, and noncontrolling interests, foreign operations and income taxes have been treated in the same manner as they have been for consolidated financial statement purposes.

Basis of Presentation and Going Concern Issues

The unaudited condensed combined and consolidated financial statements do not include all information and notes required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) in the preparation of annual combined and consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed combined and consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2008, except as discussed above and in notes 3 and 4. The condensed consolidated balance sheet as of December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed combined and consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed combined and consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions, product warranties, estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation, contingencies and pre-petition liabilities.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2009 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed combined and consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2008 Annual Report”).

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether Nortel will be able to continue as a going concern. The unaudited combined and consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings, except as disclosed above and in note 3. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed combined and consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings provide Nortel with a period of time to, among other things, stabilize its operations and financial condition. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken will result in improvements to Nortel’s financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a formal court-approved plan of reorganization (also called a plan of compromise or arrangement) could materially change the carrying amounts and classifications reported in the unaudited condensed combined and consolidated financial statements.

The unaudited condensed combined and consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed combined and consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to operations, the effect of any changes that may be made in Nortel’s business.

Comparative figures

Certain 2008 figures in the unaudited condensed combined and consolidated financial statements have been reclassified to conform to Nortel’s current presentation.

Recent accounting pronouncements

(i)	In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of FSP FAS 157-4 on April 1, 2009. Nortel is currently assessing the impact of adoption of FSP FAS 157-4.

(ii)	In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provide guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Nortel plans to adopt the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and is currently assessing the impact of adoption.

2. Creditor protection proceedings

At this point in the Creditor Protection Proceedings, Nortel is focused on maximizing value for its stakeholders, including creditors, customers and employees, as it continues to work on the evaluation of its businesses, namely Carrier Networks (“CN”) (which includes Wireless Networks and Carrier VoIP and Applications Solutions (CVAS)), Enterprise Solutions (“ES”), Metro Ethernet Networks (“MEN”) and LG-Nortel Co. Ltd., the joint-venture between LG Electronics Inc. (“LGE”) and Nortel, (“LGN”). Discussions are taking place with various external parties, however Nortel continues to evaluate its restructuring alternatives. Work is underway to evaluate the ultimate path forward for its businesses. To provide maximum flexibility Nortel is also taking the appropriate steps to complete the move to standalone businesses.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), NNC, Nortel and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to July 30, 2009 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Canadian Monitor”) under the CCAA Proceedings. The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until July 30, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court to court protocol has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

In connection with the Creditor Protection Proceedings (as defined below), the Canadian Debtors have granted a charge against some or all of Nortel’s and their assets and any proceeds from and sales thereof, as follows and in the following priority:

•

First, the administration charge, in an amount not to exceed CAD$5 in favor of the Canadian Monitor and its counsel and counsel to the Canadian Debtors against all of the property of the Canadian Debtors, to secure payment of professional fees and disbursements before and after the Petition Date;

•

Second, the Carling facility charges, in favor of Nortel Networks Inc. (“NNI”) as security for amounts owed by Nortel and Nortel Networks Technology Corporation (“NNTC”) to NNI with respect to a post-Petition Date intercompany revolving loan agreement (“NNI Loan Agreement”), against the fee simple interest of NNTC and the leasehold interest of Nortel in the real property located at 3500 Carling Avenue, Labs 1-10, Ottawa, Ontario, such charge not to exceed the amount of any such loan plus related interest and fees;

•

Third, a charge, in favor of EDC (as defined below) against all of the property of the Canadian Debtors as security for new support provided by EDC to Nortel under the EDC Support Facility (as defined below), but excluding any renewals or extensions after April 24, 2009 in respect of support outstanding as of the Petition Date;

•

Fourth, the directors’ charge, against all property of the Canadian Debtors in an amount not exceeding CAD$90, as security for their obligation to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings, and legal fees and expenses of their counsel in connection with the CCAA Proceedings;

•

Fifth, in addition to the Carling facility charges, a charge on the property of each of the Canadian Debtors, in favor of NNI as security for each Canadian Debtors’ obligations under the NNI Loan Agreement (subject to the requirement that such charge shall only be enforceable pending further order of the Canadian Court); and

•

Sixth, the intercompany charge, in favor of any U.S. Debtor (as defined below) that has made or may make a post-Petition Date intercompany loan or other transfer (including of goods or services) to one or more of the Canadian Debtors (including amounts owed by Nortel to NNI on the Petition Date under a certain intercompany loan agreement) against the property of the Canadian Debtor that receives such loan or transfer, to secure payments or repayments relating thereto, such charge not to exceed the amount of any such loan or transferred goods or services, plus related interest and fees. The intercompany charge also covers amounts owing in respect of post-Petition Date trade with the EMEA Debtors and any amounts advanced by NNL to NNTC following the Petition Date.

Chapter 11 Proceedings

Also on the Petition Date, NNI, Nortel Networks Capital Corporation (“NNCC”) and certain other of NNC’s and Nortel’s U.S. subsidiaries (“U.S. Debtors”) filed voluntary petitions under Chapter 11 with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and Nortel as borrower with an initial advance to Nortel of $75, to support Nortel’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). Nortel’s management and the Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings (as defined below), and the Debtors’ ability to operate.

As a consequence of the commencement of the Chapter 11 Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any U.S. Debtor preceding the Petition Date and substantially all pending claims and litigation against the U.S. Debtors have been automatically stayed for the pendency of the Chapter 11 Proceedings (absent any court order lifting the stay). In addition, the U.S. Debtors applied for and obtained an order in the Canadian Court recognizing the Chapter 11 Proceedings in the U.S. as “foreign proceedings” in Canada and giving effect, in Canada, to the automatic stay under the U.S. Bankruptcy Code.

U.K. Administration Proceedings

Also on the Petition Date, certain of NNC’s and Nortel’s EMEA subsidiaries (“EMEA Debtors”) made consequential filings and each obtained an administration order from the English High Court of Justice (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The applications were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on creditor protection proceedings and on the basis that each EMEA Debtor’s center of main interests is in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively “U.K. Administrators”) to manage the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The administration orders provide for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of NNC’s and Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey, as well, certain of NNC’s and Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced a separate creditor protection process in Israel (“Israeli Proceedings”) and currently a court-approved stay of proceedings is in place until May 27, 2009.

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

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Claims may arise as a result of a Debtor rejecting or repudiating any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Evaluation of Businesses

Nortel continues to evaluate its various operations in consultation with its business and financial advisors with a view to maximizing value for it stakeholders, including creditors, customers and employees. In this context, Nortel decided to discontinue its mobile Worldwide Interoperability for Microwave Access (“WiMAX”) business and sold its Layer 4-7 data portfolio. Further, Nortel has significantly reduced its investment in its Carrier Ethernet switch/router portfolio, while continuing to ship products and support its installed base of Carrier Ethernet customers. The Creditor Protection Proceedings may result in additional sales or divestitures, but Nortel can provide no assurance that it will be able to complete any sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors and EMEA Debtors can generally take similar actions with the approval of the Canadian Monitor and the U.K. Administrators, respectively. As Nortel continues to evaluate its businesses, it will consult with the Canadian Monitor, the U.K. Administrators and the U.S. Creditors’ Committee and other stakeholders, and any plans may eventually be subject to the approval of affected creditors and the relevant courts. There can be no assurance that any such plans, or a plan of reorganization in the U.S., or a plan of compromise or arrangement in Canada, will be developed, confirmed or approved, where required, by any of the relevant courts or affected creditors, or that any such plan will be implemented successfully.

Nortel is currently undergoing an in-depth analysis to assess the strategic and economic value of several of its subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, Nortel has started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Export Development Canada Support Facility; Other Contracts & Debt Instruments

Effective January 14, 2009, Nortel entered into an agreement with Export Development Canada (“EDC”) to permit continued access by Nortel to the EDC Support facility (“EDC Support Facility”) for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. As well, the amending agreement clarified that going forward, the charge over certain of Nortel’s assets in favor of EDC will extend only to new support provided after January 14, 2009 and rollovers or extensions of pre-existing support made before April 14, 2009. Nortel continues to have ongoing discussions with EDC and potential fronting institutions which issue performance bonds to put in place a more permanent performance bonding facility.

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by Nortel, NNC, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to July 30, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

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

Flextronics

On January 14, 2009, Nortel entered into an amendment to arrangements with a major supplier, Flextronics Telecom Systems, Ltd. (“Flextronics”). Under the terms of the amendment, Nortel agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics has notified Nortel of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Nortel believes that its arrangements with Flextronics are subject to the initial order granted by the Canadian Court that stays its suppliers from terminating their agreements with Nortel. Nortel continues to work with Flextronics throughout this process and continues to discuss various aspects of the January 14, 2009 agreement and other aspects of the relationship.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, Nortel announced a workforce reduction plan. Under this plan, Nortel intends to reduce its global workforce by approximately 5,000 net positions. Nortel has commenced and expects to continue to implement these reductions over the next several months, in accordance with local country legal requirements (see note 9 for additional information on Nortel’s cost reduction activities). Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. Nortel expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings.

Nortel also announced on February 25, 2009 several changes to its employee compensation programs. Upon the recommendation of management, Nortel’s Board of Directors approved no payment of bonuses under the Nortel Annual Incentive Plan (“AIP”) for 2008. Nortel is continuing its AIP in 2009 for all eligible full- and part-time employees. The plan has been modified to permit quarterly rather than annual award determinations and payouts, if any. This will provide a more immediate incentive for employees upon the achievement of critical shorter-term corporate performance objectives, including specific operational metrics in support of customer service levels, as Nortel works through the Creditor Protection Proceedings. Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings and Nortel has since implemented such plans. On March 20, 2009, Nortel obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (“1986 Plan”) and the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. See note 17 for additional information about Nortel’s share-based compensation plans.

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

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (“D&O Trust”) in the amount of approximately CDN$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries, including Nortel and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $25 thousand reduction notwithstanding the terms of, or elections made under, the Deferred Share Compensation Plans.

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, Nortel announced that it has decided to discontinue its mobile WiMAX business and end its joint agreement with Alvarion Ltd., originally announced in June 2008. Nortel is working closely with Alvarion and its mobile WiMAX customers to transition and/or settle their contractual obligations to help ensure that either ongoing support commitments are met without interruption or alternative settlements are reached that mutually benefit Nortel and its customers. This decision has had no impact on Nortel’s business units other than CN.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of SOP 90-7 and represent the unaudited condensed combined financial statements of the Debtors excluding NNC and its subsidiaries other than NNL and its subsidiaries (the “NNL Debtors”). Such statements include separate columnar presentations for the Canadian Debtors, and US Debtors both of which exclude NNC and its subsidiaries other than NNL and its subsidiaries, and EMEA Debtors to provide information that may be useful to the users of these financial statements. In addition, such presentation facilitates the combined presentation of the deconsolidated EMEA Debtors. Non-Debtor subsidiaries and affiliates are treated as non-consolidated affiliates in these financial statements and as such their net income (loss) is included as “Equity income (loss) from non-debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet.

Included in the accompanying NNL Debtors’ financial statements is the EMEA Debtors’ balance sheet as of March 31, 2009, and statement of operations and cash flows for the three months ended March 31, 2009. The

EMEA Debtors have been deconsolidated as of the Petition Date. See note 1 to the accompanying unaudited condensed combined and consolidated financial statements for further disclosure about the deconsolidation and combination of the EMEA Debtors’ accounts.

Intercompany Transactions

Intercompany transactions and balances amongst the NNL Debtors are included in each of the individual NNL Debtor’s balance sheet, income statement and cash flow columns and have been eliminated in combination. At March 31, 2009, the Canadian NNL Debtors have a negative investment in the EMEA Debtors’ underlying net liabilities, which are recorded at their carrying values as it was not determinable that such carrying value differs materially from the estimated fair value. This negative investment account has been eliminated in combination. Intercompany transactions and balances with Nortel’s non –Debtor subsidiaries and affiliates have not been eliminated in the NNL Debtors’ financial statements.

Guarantees

Included in the accompanying Canadian Debtors’ financial statement columns is an accrual of approximately $550 representing Nortel’s best estimate of the probable claim for the guarantee of the EMEA Debtors’ unfunded pension liability (“Pension Guarantee”). Nortel has irrevocably and unconditionally guaranteed Nortel Networks UK Limited’s punctual performance under the U.K. Defined Benefit Pension Plan funding agreement. Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with SOP 90-7.

In addition, an accrual of $3,935 has been made in the U.S. Debtors financial statement columns for NNI’s guarantee of the NNC and NNL outstanding long–term debt arrangements. NNI has fully and unconditionally guaranteed the NNC and NNL issuances of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (each as defined in note 21). In addition, Nortel has recognized $150 arising from a guarantee of long-term debt of NNCC. Collectively, these guarantees are the “Debt Guarantees”. Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with SOP 90-7.

The Pension Guarantee and Debt Guarantees have been recorded as liabilities subject to compromise and reorganization expenses in the respective financial statement columns and have been eliminated in combination except for $1,155 representing NNI’s guarantee of the Convertible Notes issued by NNC. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three months ended March 31, 2009, Nortel has continued to accrue for interest expense of $65 in its normal course of operations related to debt issued by Nortel in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with SOP 90-7, interest expense in the U.S. incurred post-Petition Date is not recognized, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed combined and consolidated financial statements. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy the interest obligations of the Debtors.

Cash Restrictions

The movement of cash to and from each of the Debtors is permitted for transactions conducted in the normal course, but is restricted for other purposes such as intercompany cash advances and loans, except where such intercompany advances and loans are permitted by the U.S. Court and Canadian Court and/or the U.K. Administrators.

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Period from January 1, 2009 to March 31, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Revenues	$455	$854	$358	$(316)	$1,351
Cost of revenues	171	750	246	(316)	851

Gross profit	284	104	112	—	500

Selling, general and administrative expense	131	312	155	(27)	571
Research and development expense	160	141	26	—	327
Other charges	(2)	1	—	—	(1)
Gain on sales of businesses and assets	(7)	(2)	(4)	—	(13)
Other operating expense (income)—net	—	3	1	—	4

Operating earnings (loss)	2	(351)	(66)	27	(388)
Other income (expense)—net	(87)	199	(19)	(199)	(106)
Interest expense
Long-term debt	(64)	(3)	(1)	—	(68)
Other	(2)	(2)	(1)	2	(3)

Loss from operations before reorganization items, income taxes and equity in net earnings of associated companies	(151)	(157)	(87)	(170)	(565)
Reorganization items—net	(711)	(3,917)	(44)	3,482	(1,190)

Loss from operations before income taxes and equity in net earnings of associated companies	(862)	(4,074)	(131)	3,312	(1,755)
Income tax expense	(5)	(1)	(2)	—	(8)

Loss from operations before equity in net earnings of associated companies	(867)	(4,075)	(133)	3,312	(1,763)
Equity in net earnings of associated companies—net of tax	(915)	—	2	893	20

Net loss attributable to Debtors, including noncontrolling interests	(1,782)	(4,075)	(131)	4,205	(1,783)

Equity income (loss) from non-Debtor subsidiaries—net of tax	120	(80)	17	64	121
Earnings attributable to noncontrolling interests in Debtors	—	—	—	—	—

Net loss attributable to Nortel Networks Limited	$(1,662)	$(4,155)	$(114)	$4,269	$(1,662)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

(Millions of U.S. Dollars)

	March 31,2009
	Canada	U.S.	EMEA	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$217	$678	$694	$—	$1,589
Short-term investments	—	23	—	—	23
Restricted cash and cash equivalents	29	8	26	—	63
Accounts receivable—net:					—
Third parties	113	477	308	—	898
Non-Debtor subsidiaries and inter-debtor	817	657	49	(1,028)	495
Inventories—net	60	338	495	—	893
Other current assets	101	123	99	—	323

Total current assets	1,337	2,304	1,671	(1,028)	4,284
					—
Investments	6	41	3	—	50
Investments in subsidiaries	956	89	(454)	1,616	2,207
Plant and equipment—net	478	334	135	—	947
Intangible assets—net	2	24	10	—	36
Deferred income taxes—net	—	—	2	—	2
Other assets	111	55	95	—	261

Total assets	$2,890	$2,847	$1,462	$588	$7,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Trade and other accounts payable:
Third parties	$68	$63	$54	$(49)	$136
Non-Debtor subsidiaries and inter-debtor	211	56	66	(245)	88
Payroll and benefit-related liabilities	80	162	74	—	316
Contractual liabilities	2	28	18	—	48
Restructuring liabilities	—	8	6	—	14
Other accrued liabilities	168	841	574	—	1,583

Total current liabilities	529	1,158	792	(294)	2,185
Long-term liabilities
Deferred income taxes—net	—	—	1	—	1
Other liabilities	152	205	153	—	510

Total long-term liabilities	152	205	154	—	511
					—
Liabilities subject to compromise	5,902	5,828	1,600	(4,546)	8,784
					—

Total liabilities	6,583	7,191	2,546	(4,840)	11,480

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(3,693)	(4,344)	(1,084)	5,428	(3,693)
Noncontrolling interests in Debtors	—	—	—	—	—

Total shareholders’ deficit	(3,693)	(4,344)	(1,084)	5,428	(3,693)

Total liabilities and shareholders’ deficit	$2,890	$2,847	$1,462	$588	$7,787

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Period from January 14, 2009 to March 31, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Cash flows from (used in) operating activities
Net loss	$(1,662)	$(4,155)	$(114)	$4,269	$(1,662)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Reorganization items—net	705	3,916	38	(3,482)	1,177
Other adjustments	988	231	143	(787)	575

Net cash from (used in) operating activities	31	(8)	67	—	90

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(2)	(4)	(1)	—	(7)
Change in restricted cash and cash equivalents	(8)	(9)	(26)	—	(43)
Increase in short-term and long-term investments	—	24	—	—	24
Proceeds from the sales of investments and businesses and assets—net	7	7	3	—	17

Net cash from (used in) investing activities	(3)	18	(24)	—	(9)

Cash flows from (used in) financing activities
Decrease in notes payable	—	—	(4)	—	(4)
Repayments of capital leases obligations	—	(2)	(1)	—	(3)

Net cash from (used in) financing activities	—	(2)	(5)	—	(7)

Net increase (decrease) in cash and cash equivalents	28	8	38	—	74
Cash and cash equivalents at beginning of the period	189	670	656	—	1,515

Cash and cash equivalents at end of the period	$217	$678	$694	$—	$1,589

3. Accounting changes

(a) Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel adopted the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed combined and consolidated statements of operations. For the quarter ended March 31, 2009, the adoption of SFAS 160 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

(b) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). Nortel adopted the deferred portion of SFAS 157 on January 1, 2009. The adoption of the deferred portion of SFAS 157 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)

Effective for fiscal years ending after December 15, 2008, SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel had historically measured the funded status of its significant plans on September 30. SFAS 158 provided two approaches for an employer to transition to a fiscal year end measurement date. Nortel adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, 2007 and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss), are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption resulted in a increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on Nortel’s pension and post-retirement plans, see note 11.

(d) Derivative instruments disclosure

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel adopted the provisions of SFAS 161 on January 1, 2009. Nortel has provided the additional information required by SFAS 161 in note 13.

(e) Useful life of intangible assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel adopted the provisions of FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on Nortel’s results of operations and financial condition.

(f) Collaborative arrangements

In September 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel adopted the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on Nortel’s results of operations and financial condition.

(g) Determining whether an instrument is indexed to its own stock

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel adopted the provisions of EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 did not have a material impact on Nortel’s results of operations and financial condition.

4. Reorganization Items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. The Debtors’ reorganization items consisted of the following:

Three months ended March 31, 2009
Professional fees (a)	$(57)
Interest income (b)	28
Lease repudiation (c)	22
Key Executive Incentive Plan / Key Employee Retention Plan (d)	(6)
Intercompany loan guarantee (e)	(1,155)
Other (f)	(20)

Total reorganization items—net	$(1,188)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.
(e)	Relates to a change charge recorded for the guarantee recorded between NNI and NNC.
(f)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, revocation of a government grant and liquidated damages on early termination of a contract.

Nortel paid $10 relating to reorganization items in the three months ended March 31, 2009, attributable to $16 paid for professional fees partially offset by $6 received in interest income.

5. Condensed combined and consolidated financial statement details

The following tables provide details of selected items presented in the condensed combined and consolidated statements of operations and cash flows, and the condensed combined and consolidated balance sheets. For further information with respect to the accounting policies used in the preparation of the condensed combined and consolidated financial statement details below, refer to the 2008 Annual Report and notes 1 and 3 of this report.

Condensed combined and consolidated statements of operations

Other operating expense (income)—net:

	Three Months Ended March 31,
	2009	2008
Royalty license income—net	$(6)	$(8)
Litigation charges	—	12
Other—net	(7)	9

Other operating expense (income)—net	$(13)	$13

Other expense—net:

	Three months ended March 31,
	2009	2008
Loss on sale or write down of investments	$(1)	$—
Currency exchange losses—net	(58)	(20)
Other—net	(41)	19

Other expense—net	$(100)	$(1)

Condensed combined and consolidated balance sheets

Short-term investments:

Short-term investments as of March 31, 2009 consisted of an investment having an original cost of $362 in the Reserve Primary Fund (“Fund”), a money market fund investment that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading in the Fund’s securities, an impairment of $11 was recorded during 2008 to reflect the decline in the net asset and deemed fair value of the Fund. Further, the Fund made redemptions on October 31, 2008, December 3, 2008 and February 20, 2009 of $184, $102 and $24, respectively.

On February 26, 2009, the Fund announced it would set aside $3,500, or 8.28 cents per share, in a special reserve that may be used to satisfy anticipated cost and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Primary Fund’s assets up to 92 cents per share unless the board of trustees determines to increase the special reserve. Nortel’s pro rata share of the remainder of the announced per share distribution of 92 cents is $23, of which $16 has been redeemed subsequent to March 31, 2009 (note 20). As of March 31, 2009, Nortel has classified $23 of its investments in short-term investments and the remainder of $18 as long-term investments, as it is unable to assess the timing or amount of distributions which may be made from the special reserve.

Accounts receivable—net:

	March 31, 2009	December 31, 2008
Trade receivables	$1,509	$1,928
Notes receivable	3	3
Notes receivable from NNC and its subsidiaries	45	39
Contracts in process	220	257

	1,777	2,227
Less: provision for doubtful accounts	(43)	(36)

Accounts receivable—net	$1,734	$2,191

Inventories—net:

	March 31, 2009	December 31, 2008
Raw materials	$251	$249
Work in process	5	4
Finished goods	746	721
Deferred costs	1,054	1,130

	2,056	2,104
Less: provision for inventories	(520)	(481)

Inventories and long-term deferred cost—net	1,536	1,623
Less: long-term deferred costs (a)	(117)	(146)

Inventories—net	$1,419	$1,477

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	March 31, 2009	December 31, 2008
Prepaid expenses	$124	$98
Income taxes recoverable	99	107
Current investments	22	21
Other	244	228

Other current assets	$489	$454

Investments:

Investments included, in part, $65 and $73 as of March 31, 2009 and December 31, 2008, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. In addition, Nortel classified its initial investment in auction rate securities as available-for-sale and current assets. In October 2008, Nortel entered into an agreement with the investment firm that sold Nortel a portion of its auction rate securities earlier in 2008 and as a result Nortel transferred these auction rate securities from available-for-sale to held-for-trading classification. Nortel currently holds $18 in auction rate securities, which have been recorded as $17 of trading securities as current assets and $1 as a long-term investment as of March 31, 2009. See note 13 for more information.

Plant and equipment—net:

	March 31, 2009	December 31, 2008
Cost:
Land	$30	$31
Buildings	963	991
Machinery and equipment	1,720	1,756
Assets under capital lease	186	193
Sale lease-back assets	72	90

	2,971	3,061

Less: accumulated depreciation:
Buildings	(363)	(369)
Machinery and equipment	(1,322)	(1,303)
Assets under capital lease	(97)	(98)
Sale lease-back assets	(18)	(20)

	(1,800)	(1,790)

Plant and equipment—net (a)	$1,171	$1,271

(a)	Includes assets held for sale with a carrying value of $51 as of March 31, 2009 and December 31, 2008, related to owned facilities that were being actively marketed for sale. See note 20.

Intangible assets—net:

	March 31, 2009	December 31, 2008
Cost	$284	$294
Less accumulated amortization	(155)	(151)

Intangible assets—net	$129	$143

Other assets:

	March 31, 2009	December 31, 2008
Long-term deferred costs	$117	$146
Long-term inventories	14	22
Debt issuance costs	43	45
Derivative assets	5	126
Financial assets	38	41
Other	70	78

Other assets	$287	$458

Other accrued liabilities:

	March 31, 2009	December 31, 2008
Outsourcing and selling, general and administrative related provisions	$182	$245
Customer deposits	9	10
Product-related provisions	82	225
Warranty provisions (note 12)	174	180
Deferred revenue	941	972
Advance billings in excess of revenues recognized to date on contracts (a)	692	751
Miscellaneous taxes	7	29
Income taxes payable	33	65
Deferred income taxes	7	13
Tax uncertainties (note 10)	13	15
Interest payable	—	108
Other	49	49

Other accrued liabilities	$2,189	$2,662

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	March 31, 2009	December 31, 2008
Pension benefit liabilities	$34	$1,557
Post-employment and post-retirement benefit liabilities	189	670
Restructuring liabilities (note 8)	113	161
Deferred revenue	219	271
Tax uncertainties	87	92
Derivative liabilities	—	62
Other long-term provisions	90	135

Other liabilities	$732	$2,948

Condensed combined and consolidated statements of cash flows

Change in operating assets and liabilities—net:

	Three Months Ended March 31,
	2009	2008
Accounts receivable—net	$457	$223
Inventories—net	9	(24)
Deferred costs	76	209
Income taxes	(5)	(6)
Accounts payable	53	(121)
Payroll, accrued and contractual liabilities	(71)	(263)
Deferred revenue	(69)	(16)
Advance billings in excess of revenues recognized to date on contracts	(59)	(250)
Restructuring liabilities	(25)	(51)
Other	(8)	(51)

Change in operating assets and liabilities	$358	$(350)

Interest, taxes and net reorganization items paid:

	Three Months Ended March 31,
	2009	2008
Cash interest paid	$7	$96
Cash taxes paid	$8	$30
Net payment for reorganization items (note 4)	$10	$—

6. Goodwill

The following table outlines goodwill by reportable segment:

	LGN (a)	Other	Total
Balance—as of December 31, 2008	$9	$171	$180
Change:
Additions	—	—	—
Disposals	—	—	—
Foreign exchange	—	—	—
Other	(1)	—	(1)
Impairment	—	(48)	(48)

Balance—as of March 31, 2009	$8	$123	$131

(a)	Amount was previously included in the CN business unit. See note 7.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Nortel determines the fair value of its reporting units using an income approach; specifically, based on a Discounted Cash Flow (“DCF”) Model. A market approach may also be used to evaluate the reasonableness of the fair value determined under the DCF Model, but results of the market approach are not given any specific weighting in the final determination of fair value. Both approaches involve significant management judgment and as a result, estimates of value determined under the approaches are subject to change in relation to evolving market conditions and Nortel’s business environment.

If the carrying amount of a reporting unit exceeds its fair value, step two of the goodwill impairment test requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in the determination of an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

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

Interim Goodwill Assessment

At March 31, 2009, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), Nortel concluded that events had occurred and circumstances had changed that required it to perform an interim period goodwill impairment test for the reporting unit in its Other segment, Nortel Government Solutions (“NGS”). Given the nature of the business operations and the decline in the economic outlook, management decided to place significant weighting on the results of the DCF model in establishing the fair value of this reporting unit. The decision was based on a lack of direct comparable companies. The results from step one of the two-step goodwill impairment test indicated that the estimated fair value of NGS was less than the carrying value of its net assets and as such Nortel performed step two of the impairment test for this reporting unit.

In step two of the impairment test, Nortel was required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required Nortel to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in SFAS 142, Nortel completed a preliminary assessment of the expected impact of the step two tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48 that will be subject to adjustment when the step two test is finalized in the quarter ending June 30, 2009.

No goodwill impairment losses were recorded during the three months ended March 31, 2008.

Related Analyses

Prior to the goodwill analysis discussed above, Nortel performed a recoverability test of the long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Nortel included cash flow projections from operations along with cash flows associated with the eventual disposition of the relevant long-lived assets assigned to specific asset groupings, where appropriate. The undiscounted future cash flows, inclusive of estimated proceeds on disposition of the long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded.

7. Segment information

Segment descriptions

As of March 31, 2009, Nortel’s four reportable segments were: CN, ES, MEN, and LGN:

•

The CN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The ES segment provides large and small businesses with reliable, secure and scalable communications solutions including unified communications, Ethernet routing and multiservice switching, IP and digital telephony (including phones), wireless LANs (local area networks), security, IP (internet protocol) and SIP (session initiation protocol) contact centers, self-service solutions, messaging, conferencing and SIP-based multimedia solutions, and related services.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products and related services.

•

The LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally . LGN’s Carrier Network business unit offers advanced CDMA and UMTS solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Effective January 1, 2009, Nortel decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, research and development expense (“R&D”), marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: CN and MEN.

Nortel’s Global Services business unit, formerly a reportable business segment, has been decentralized and transitioned to the other reportable segments as of the first quarter of 2009. In addition, commencing with the first quarter of 2009, Nortel began reporting LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all Nortel’s reportable segments. Also commencing with the first quarter of 2009, services results are reported across all reportable segments (CN, ES, MEN and LGN). Comparative periods have been recast to conform to the current segment presentation.

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

Nortel’s president and chief executive officer (“CEO”) has been identified as the Chief Operating Decision Maker in assessing the performance of and allocating resources to Nortel’s operating segments. The primary financial measure used by the CEO is Management Operating Margin (“Management OM”) (previously called Operating Margin (“OM”) in Nortel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008). Management OM, presented on a combined or consolidated basis, is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense. The accounting policies of the reportable segments are the same as those applied to the combined and consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

Segments

The following tables set forth information by segment for the three months ended:

	March 31, 2009	March 31, 2008
Revenues
Carrier Networks	$737	$1,089
Enterprise Solutions	395	668
Metro Ethernet Networks	360	402
LG-Nortel	188	546

Total reportable segments	1,680	2,705
Other	53	53

Total revenues	$1,733	$2,758

Management OM
Carrier Networks	$45	$144
Enterprise Solutions	(130)	(78)
Metro Ethernet Networks	42	2
LG-Nortel	48	174

Total reportable segments	5	242
Other	(246)	(107)

Total Management OM	(241)	135

Amortization of intangible assets	10	12
Special charges	—	88
Gain on sales of businesses and assets	(11)	(2)
Goodwill impairment	48	—
Other operating expense (income)—net	(13)	13

Operating earnings (loss)	(275)	24
Other expense—net	(100)	(1)
Interest and dividend income	—	38
Interest expense	(71)	(65)
Income tax expense	(7)	(36)
Noncontrolling interests—net of tax	(21)	(67)
Equity in net earnings of associated companies—net of tax	—	1
Reorganization items	(1,188)	—

Net loss attributable to NNL	$(1,662)	$(106)

(a)	As disclosed in note 8 and 16, cost reduction activities and costs related to the termination of certain equity-based compensation plans, aggregating $174, are included in Management OM for the period ended March 31, 2009.

Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 12% of total combined and consolidated revenues for the three months ended March 31, 2009 and 2008. Although, these revenues were generated primarily within the CN segment, they were also from the ES and MEN segments.

8. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and be classified in cost of revenues, selling, general and administrative expense (“SG&A”), and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 9). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

On November 10, 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (collectively “2009 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to those workforce reductions to be approximately $130. Approximately $58 of the total charges relating to the net reduction of 550 positions under the November 2008 Restructuring Plan were incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements (collectively, “2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $7 as at March 31, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2024.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements (collectively, “2007 Restructuring Plan”). Nortel originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $27 as at March 31, 2009 relates to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016.

During 2006, 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (“2006 Restructuring Plan”, “2004 Restructuring Plan” and “2001 Restructuring Plan”). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $156 in the aggregate as at March 31, 2009 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

During the three months ended March 31, 2009 changes to the provision balances were as follows:

					Charge (recovery)
	Workforce reduction	Contract settlement and lease costs	Plant and equipment write downs	Total	Three Months Ended March 31, 2009
November 2008 Restructuring Plan
Provision balance as of December 31, 2008	$53	$—	$—	$53	$—
Current period charges	1	—	—	1	1
Revisions to prior accruals	(15)	—	—	(15)	(15)
Cash drawdowns	(4)	—	—	(4)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	(1)	—	—	(1)

Provision balance as of March 31, 2009	$34	$—	$—	$34	$(14)

2008 Restructuring Plan
Provision balance as of December 31, 2008	$46	$7	$—	$53
Current period charges	1	3	2	6	6
Revisions to prior accruals	(9)	(1)	—	(10)	(10)
Lease repudiation	—	3	—	3	3
Cash drawdowns	(10)	—	—	(10)
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	(1)	1	—	—

Provision balance as of March 31, 2009	$27	$13	$—	$40	$(1)

2007 Restructuring Plan
Provision balance as of December 31, 2008	$18	$27	$—	$45
Current period charges	—	(1)	—	(1)	(1)
Revisions to prior accruals	(2)	(1)	—	(3)	(3)
Lease repudiation	—	(12)	—	(12)	(12)
Cash drawdowns	(5)	(1)	—	(6)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	1	—	1

Provision balance as of March 31, 2009	$11	$13	$—	$24	$(16)

2004 and 2001 Restructuring Plan
Provision balance as of December 31, 2008	$—	$156	$—	$156
Current period charges	—	1	—	1	1
Revisions to prior accruals	—	(5)	—	(5)	(5)
Lease repudiation	—	(19)	—	(19)	(19)
Cash drawdowns	—	(2)	—	(2)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of March 31, 2009	$—	$131	$—	$131	$(23)

Total provision balance as of March 31, 2009 (a)	$72	$157	$—	$229

Total charges (recovery)					$(54)

(a)	As of March 31, 2009 and December 31, 2008, the short-term provision balances was $13 and $146, respectively, and the long-term provision balances were $112 and $161, respectively, and $104 was included in liabilities subject to compromise at March 31, 2009.

During the three months ended March 31, 2009 charges (recovery) by profit and loss category were as follows:

Total
Cost of revenues	$(8)
Selling, general and administrative	(15)
Research and development	(4)
Reorganization items—lease repudiation	(28)
Other	1

Total charges (recovery)	$(54)

The following table sets forth charges (recovery) incurred for each of Nortel’s cost reduction plans by segment during the three months ended March 31, 2009 and 2008:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	LGN	Other	Total
November 2008 Restructuring Plan	$(4)	$(8)	$(2)	$—	$—	$(14)
2008 Restructuring Plan	—	(1)	—	—	—	(1)
2007 Restructuring Plan	(2)	(12)	(2)	—	—	(16)
2004 Restructuring Plan	—	(1)	—	—	—	(1)
2001 Restructuring Plan	(7)	(11)	(4)	—	—	(22)

Total recovery for the three months ended March 31, 2009	$(13)	$(33)	$(8)	$—	$—	$(54)

2008 Restructuring Plan	30	25	12	—	—	67
2007 Restructuring Plan	4	12	8	—	—	24
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	(1)	(1)	(1)	—	—	(3)

Total charges for the three months ended March 31, 2008	$33	$36	$19	$—	$—	$88

A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Previously, Nortel allocated these costs only based on headcount and revenue streams. Charges related to these plans in 2008 were recorded in special charges and were not included in the calculation of Management OM, while any revisions to provisions after this date will be recorded in operations and are included in the calculation of Management OM.

9. Post-Petition Date cost reduction activities

In connection with the Creditor Protection Proceedings, Nortel has commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges and cash outlays are subject to change as a result of Nortel’s ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan that, upon completion, is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays upon terminations of approximately $160. The charges and cash outlays are expected to be incurred in 2009. Approximately $74 of the total charges relating to the net workforce reduction of 2,950 positions have been incurred as of March 31, 2009.

Three months ended March 31, 2009

For the three months ended March 31, 2009, Nortel recorded charges of $74 associated with a workforce reduction of approximately 2,950 employees, of which approximately 2,400 were notified of termination during the three months ended March 31, 2009. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the ES and CN business segments.

During the three months ended March 31, 2009 changes to the provision balances were as follows:

Workforce reduction
Provision balance as of December 31, 2008	$—
Other charges	74
Revisions to prior accruals	—
Cash drawdowns	(2)
Non-cash drawdowns	(3)
Foreign exchange and other adjustments	—

Provision balance as of March 31, 2009	$69

During the three months ended March 31, 2009 workforce reduction charges were as follows:

Total
Cost of revenues	$27
SG&A	26
R&D	21

Total workforce reduction charges	$74

The following table sets forth charges incurred by segment during the three months ended March 31, 2009:

Total
Enterprise Solutions	$37
Carrier Networks	27
Metro Ethernet Networks	10

Total charges	$74

Other Cost Reduction Activities

During the three months ended March 31, 2009, the real estate initiative resulted in costs of $6, which were recorded as an SG&A expense and we recorded a charge in R&D expense of $2 related to plant and equipment write downs.

10. Income taxes

During the three months ended March 31, 2009, Nortel recorded a tax expense of $7 on loss from operations before income taxes, noncontrolling interests and equity in net earnings of associated companies of $1,634. The tax expense of $7 was largely comprised of $16 of income taxes in profitable jurisdictions primarily in Asia, which was offset by decreases in uncertain tax positions of $2 and a benefit of $7 from various tax credits and R&D related incentives.

During the three months ended March 31, 2008, Nortel recorded a tax expense of $36 on loss from operations before income taxes, noncontrolling interests and equity in net earnings of associated companies of $4. The tax expense of $36 was largely comprised of several significant items including $62 of income taxes on profitable entities in Asia and Europe, including a reduction of Nortel’s deferred tax assets in EMEA and other taxes of $4 primarily related to taxes on preferred share dividends in Canada. This tax expense was partially offset by a $13 benefit derived from various tax credits and R&D related incentives, a $15 benefit resulting from decreases in uncertain tax positions and a $2 benefit resulting from revisions to prior year tax estimates and refunds.

As of March 31, 2009, Nortel’s net deferred tax assets were $23. During the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets for the year ended December 31, 2008, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. These factors continue to support our conclusion that as at March 31, 2009 a full valuation allowance continues to be necessary in all jurisdictions other than Korea and Turkey. Therefore, a full valuation allowance was necessary against Nortel’s net deferred tax asset in all tax jurisdictions other than in Korea and Turkey. Nortel’s net deferred tax asset was reduced from $32 as of December 31, 2008 to $23 as at March 31, 2009 primarily as a result of the effects of foreign exchange translation and changes in deferred tax assets arising from profitable jurisdictions resulting from operations in the ordinary course of business.

In Canada, the Federal and Ontario governments signed a Memorandum of Agreement that provides for the federal administration of Ontario corporate income tax by the Canada Revenue Agency. To achieve this Ontario harmonization, Ontario will adopt the Federal definition of taxable income and Federal tax attributes will replace Ontario tax attributes resulting in a transitional debit or credit. As a result of the harmonization, there are no transitional taxes payable. The Company reduced its Ontario tax attributes and recorded a transitional credit of approximately $189 which is fully offset by a valuation allowance. The transitional tax credit can be applied to reduce Ontario taxes payable over a five year period commencing with the first tax year ending in 2009.

Nortel had approximately $998 and $1,053 of total gross unrecognized tax benefits as of December 31, 2008 and March 31, 2009 respectively. As of March 31, 2009, of the total gross unrecognized tax benefits, $56 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net increase of $55 since December 31, 2008 resulted from an increase of $10 for new uncertain tax positions arising in 2009, an increase of $56 arising from uncertain tax positions taken during prior periods, offset by a decrease of $11 resulting from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Nortel had approximately $46 accrued for the payment of interest and penalties as of December 31, 2008 and March 31, 2009.

Nortel believes it is reasonably possible that $623 of its gross unrecognized tax benefit will decrease during the twelve months ending March 31, 2010 with such amount attributable to possible decreases of $548 in the aggregate from the potential resolution of Nortel’s ongoing Advance Pricing Arrangements (“APA”) negotiations, $54 from including unrecognized tax benefits on amended income tax returns, and $21 from the potential settlement of audit exposures. If achieved, it is anticipated that $10 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., France, Australia, Germany and Brazil. In addition, Nortel has ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia and India. Nortel’s 2000 through 2008 tax years remain open in most of these jurisdictions primarily as a result of the ongoing APA negotiations.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $65 for the 1999 and 2000 taxation years. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These France assessments collectively propose adjustments to increase taxable income by approximately $1,115, additional income tax liabilities of $44 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $89 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and to avoid double taxation. Nortel believes that it has adequately provided for the tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (“2001-2005 APA”). The 2001-2005 APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggests a material reallocation of losses from the U.S. to Canada. Nortel received verbal communication from the U.S. taxing authority in December 2008 stating that a tentative agreement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. Nortel has not received any communication from the taxing authorities regarding the details of this tentative agreement. Nortel expects the Canadian and U.S. tax authorities to meet to discuss the details of the agreement in the next few quarters. Nortel continues to monitor the progress of these negotiations; however, it is not a party to the government-to-government negotiations. It is possible that the ultimate resolution to the 2001-2005 APA could be a further reallocation of losses from the U.S. to Canada. Nortel has applied the transfer pricing methodology proposed in the APA requests to the parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. These parties are the U.S., Canada, the U.K., France, Ireland and Australia.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (“2007-2010 APA”), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. The ultimate outcome of the 2007—2010 APA negotiations is uncertain and the ultimate reallocation of losses as they relate to the 2007—2010 APA negotiations cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the APA negotiations. If these matters are resolved unfavorably, they could have a material adverse effect on Nortel’s consolidated financial position, results of operations and/or cash flows. However, Nortel believes it is more likely than not that the ultimate resolution of these negotiations will not have a material adverse effect on its consolidated financial position, results of operations and/or cash flows.

11. Employee benefit plans

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

On January 14, 2009, as a result of the U.K. Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (“PPF”) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in the U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes Nortel remeasured the pension obligations related to the U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The ceasing of service cost accruals resulted in a curtailment gain of approximately $22. As a result of this remeasurement, Nortel changed its U.K. discount rate, a key assumption used in estimating pension costs. However, this did not result in a change to our weighted average discount rate of 6.4% for all the pension plans, from that at December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities and accumulated other comprehensive loss (before tax) by $107. As discussed in note 2, contributions to the U.K. defined benefit pension plan have been guaranteed by Nortel.

The Pension Protection Fund assessment process can take up to two years, or longer, and will result in the PPF deciding whether it needs to take on the U.K. defined benefit pension plans or whether there are sufficient assets to secure equivalent or greater than PPF benefits through a “buy out” with an insurance company. If the PPF decides it needs to take on the U.K. defined benefit pension plan, the expected claim amount will be significantly more than the carrying amount of the liability.

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Pension and other post-retirement and post-employment benefit costs reflected in the condensed consolidated statements of operations are based on the projected benefit method of valuation. A measurement date of September 30 has historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post- retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 will be used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption has had the effect of increasing accumulated deficit by $33, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

The following details the net pension expense for the defined benefit plans for the following periods:

	Three months ended March 31,
	2009	2008
Pension expense:
Service cost	$6	$13
Interest cost	103	128
Expected return on plan assets	(93)	(135)
Amortization of prior service cost	1	1
Amortization of net losses	18	10
Curtailment, contractual and special termination losses	4	2

Net pension expense	$39	$19

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three months ended March 31,
	2009	2008
Post-retirement benefit cost:
Service cost	$1	$1
Interest cost	8	10
Amortization of prior service cost	(2)	(2)
Amortization of net losses (gains)	(3)	—

Net post-retirement benefit cost	$4	$9

During the three months ended March 31, 2009 and 2008, contributions of $43 and $110, respectively, were made to the defined benefit plans and $11 and $11, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $32 in 2009 to the defined benefit pension plans for a total contribution of $75, and an additional $33 in 2009 to the post-retirement benefit plans for a total contribution of $44.

12. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of March 31, 2009:

	Carrying Amount of Liability	Maximum Potential Liability (k)
Business sale and business combination agreements
Third party claims (a)	$9	$13
Sales volume guarantee (b)	—	—
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	14
Receivable securitizations (e)	—	12
Other indemnification agreements
EDC Support Facility (f)	—	—
Specified price trade-in rights (g)	—	—
Sale lease-back (h)	—	4
Real estate indemnification (i)	—	—
Bankruptcy (j)	—	1

Total	$9	$44

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. As described further in note 2, Nortel’s continued access to the EDC Support Facility has been limited. As of March 31, 2009, there was approximately $152 of outstanding support utilized under the EDC Support Facility. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(h)	On June 27, 2007, Nortel entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires Nortel to compensate the purchaser for any costs in the event that Nortel fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(i)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(j)	On February 28, 2008, Nortel entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that Nortel is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(k)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed combined and consolidated balance sheet as of March 31, 2009:

Balance as of December 31, 2008	$180
Payments	(39)
Warranties issued	45
Revisions	(12)

Balance as of March 31, 2009	$174

13. Fair Value

Nortel adopted the provisions of SFAS 157 applicable to financial assets and liabilities measured at fair value on a recurring basis and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis, effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires Nortel to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

SFAS 157 provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Nortel’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value, fall into the following three different levels of the fair value hierarchy:

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

Certain investments are valued using the Black-Scholes Merton option-pricing model. Key inputs include the exchange-traded price of the security, exercise price, shares issuable, risk free rate, forecasted dividends and volatility. Such items are classified in Level 2 of the fair value hierarchy.

Nortel has an investment in the Fund, which, prior to the suspension of trading activities of the fund’s shares, was classified as cash and cash equivalents. The portion of this investment which has not been distributed back to Nortel is currently classified in Level 3 of the fair value hierarchy. See note 5 for more information.

In October 2008, Nortel entered into an agreement (“Agreement”) with the investment firm that sold Nortel a portion of its auction rate securities, which have a par value of $18 at March 31, 2009. By entering into the Agreement, Nortel (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on Nortel’s behalf at par anytime after the execution of the Agreement through July 2, 2012. Nortel elected to measure the Put Option under the fair value option of SFAS 159, and recorded pre-tax income of approximately $3 in 2008, and a corresponding long term investment. Simultaneously, Nortel transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, Nortel recognized pre-tax impairment loss of approximately $3 in 2008. Nortel anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The value has not changed significantly as of March 31, 2009.

Derivatives

All outstanding derivatives at December 31, 2008 were terminated in the quarter ended March 31, 2009 and Nortel has no outstanding derivatives at March 31, 2009. In connection with the terminations, Nortel recognized loss of $5 on interest rate swaps and a loss of $5 on foreign exchange contracts.

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy.

Market Valuation Adjustments

The fair value of derivatives and other financial liabilities must include the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 14 for more information.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Assets
Derivatives	5	$—	$—	$5
Reserve Primary Fund	41	—	—	41
Employee benefit trust	65	65	—	—
Auction rate securities (including Put Option)	18	—	—	18

Total Assets	$129	$65	$—	$64

Liabilities
Long-term debt	$512	$512	$—	$—

Total Liabilities	$512	$512	$—	$—

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2009:

	January 1, 2009	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	March 31, 2009
		Earnings	Other
Assets
Derivatives	$20	$(15)	$—	$—	$—	$5
Reserve Primary Fund	$—	$—	$—	$—	$41	$41
Auction rate securities (including Put Options)	$19	$(1)	$—	$—	$—	$18

14. Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. The various contracts to which these bonds apply generally have terms ranging from one to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not made material payments under these types of bonds and as a result of the Creditor Protection Proceedings and does not anticipate that it will be required to make such payments during the pendency of the Creditor Protection Proceedings.

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	March 31, 2009	December 31, 2008
Bid and performance-related bonds (a)	$141	$167
Other bonds (b)	54	57

Total bid, performance-related and other bonds	$195	$224

(a)	Net of restricted cash and cash equivalent amounts of $7 and $4 as of March 31, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $21 and $7 as of March 31, 2009 and December 31, 2008, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $15 as of March 31, 2009. These commitments expire at various dates through to 2017.

Concentrations of risk

Nortel has from time to time, used derivatives to limit exposures related to foreign currency, interest rate and equity price risk. Nortel does not enter into derivatives for trading or speculative purposes. As at December 31, 2008, Nortel had entered into forward contracts to manage certain foreign exchange cash flows, which contracts were not designated as hedges in accordance with SFAS 133, Accounting for Derivative

Instruments and Hedging (“SFAS 133”), and interest rate swaps to manage our debt instruments fair value risk, which were designated and accounted for as fair value hedges under SFAS 133. During the quarter ended March 31, 2009 all derivatives were terminated.

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

15. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the three months ended March 31, 2009:

	Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Balance as of December 31, 2008	$536	$23,699	$(25,834)	$(716)	$286	$(2,029)
Net income (loss)	—	—	(1,662)	—	21	(1,641)
Foreign currency translation adjustment	—	—	—	(9)	(18)	(27)
Unrealized loss on investments—net	—	—	—	(2)	—	(2)
Unamortized pension and post-retirement actuarial losses and prior service cost	—	—	—	(89)	—	(89)
Share-based compensation	—	100	—	—	—	100
Other	—	1	(2)	1	(5)	(5)

Balance as of March 31, 2009	$536	$23,800	$(27,498)	$(815)	$284	$(3,693)

The following are the components of comprehensive loss for the three months ended:

	March 31, 2009	March 31, 2008
Net loss including noncontrolling interests	$(1,641)	$(39)
Other comprehensive loss adjustments:
Change in foreign currency translation adjustment	(27)	(7)
Unrealized loss on investments—net (a)	(2)	(8)
Minimum pension liability adjustment—net	(89)	(12)

Comprehensive loss	$(1,759)	$(66)
Comprehensive income attributable to noncontrolling interests	(3)	(53)

Comprehensive loss attributable to Nortel Networks Limited	$(1,762)	$(119)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three months ended March 31, 2009 and 2008, respectively.

16. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (2005 SIP, 1986 Plan and 2000 Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to itself as well as the plan participants. As a result of the cancellation of the plans, $91 of the remaining unrecognized compensation cost for unvested awards has been recognized as compensation cost in the first quarter of 2009, in addition to normal expense of $10 attributable to share-based compensation cost in the normal course.

Nortel did not grant any share-based awards during the quarter ended March 31, 2009. The following denotes activity under the plans from December 31, 2008 through February 27, 2009, the date of termination of the plans.

Share-based compensation

The following table provides the share-based compensation expense for the following periods:

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense:
Deferred Share Units	$—	$—
Stock options	53	11
RSU	40	8
RSU PSU-rTSRs	7	2
PSU PSU-Management OMs	1	—

Total share-based compensation expense	$101	$21

The following ranges of assumptions were used in computing the fair value of stock options and SARs granted for purposes of expense recognition:

Three Months Ended March 31, 2008
Black-Scholes Merton assumptions
Expected dividend yield	0.00%
Expected volatility	44.21% - 52.26%
Risk-free interest rate	2.44% - 2.51%
Expected life in years	3.15 - 4.50

Range of fair value per stock option granted	$3.07 - $3.76
Range of fair value per SAR granted	$0.20 - $2.30

Nortel estimates the fair value of PSU-rTSR awards using a Monte Carlo simulation model. Certain assumptions used in the model to value awards granted in the three months ended March 31, 2008 include (but are not limited to) the following:

Three Months Ended March 31, 2008
Monte Carlo assumptions
Historical volatility	43.96%
Expected volatility (b) Risk-free interest rate	1.64%

Cash received from exercise under all share-based payment arrangements was nil for the three months ended March 31, 2009 and 2008. Tax benefits realized by Nortel related to these exercises were nil for the three months ended March 31, 2009 and 2008.

17. Liabilities subject to compromise

As described in note 2, as a result of the Creditor Protection Proceedings, pre-petition liabilities may be subject to compromise or other treatment and generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, under the Creditor Protection Proceedings, the Debtors are permitted to undertake certain actions designed to stabilize the Debtors’ operations including, among other things, payment of employee wages and benefits, maintenance of Nortel’s cash management system, satisfaction of customer obligations, payments to suppliers for goods and services received after the Petition Date and retention of professionals.

SOP 90-7 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

As of March 31, 2009
Trade and other accounts payable	$581
Restructuring liabilities	167
Long-term debt	3,252
Pension obligations	1,610
Postretirement obligations other than pensions	510
Intercompany loan guarantee	1,155
Other	478

Total liabilities subject to compromise	$7,753

18. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the three months ended March 31 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
LGE (a)	$3	$11
Vertical Communications, Inc. (“Vertical”) (b)	2	4
Other	2	2

Total	$7	$17

Purchases:
LGE (a)	18	52
Sasken Communications Technology Ltd. (“Sasken”) (c)	—	5
GNTEL Co., Ltd (“GNTEL”) (d)	13	24
Other	3	6

Total	$34	$87

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of March 31, 2009, accounts payable to LGE was net $12, compared to net $45 as of December 31, 2008.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel’s purchases from Sasken related primarily to software and other software development-related purchases. The relationship was terminated in during 2008.
(d)	Nortel holds a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of March 31, 2009, accounts payable to GNTEL was net $13, compared to net $14 as of December 31, 2008.

	2009	2008
Consolidated balance sheets
Owing from NNC	$6	$5
Owing from (to) NNC subsidiaries	(32)	(33)
Other related parties	(19)	(52)

Related party receivables (payables)	$(45)	$(80)

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

As at December 31, 2008, Nortel undertook an assessment of the collectibility of its trade and notes receivable due from NNC and its subsidiaries. This involved a review of internal information regarding the Creditor Protection Proceedings and its implications on the carrying value of the receivables. This assessment resulted in the recognition of a provision totalling $1,911 against such receivables (December 31, 2008 – $1,836).

19. Contingencies

Creditor Protection Proceedings

Generally, as a result of the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions, no party may take any action to recover on pre-petition claims against any Debtor.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2009, the accruals on the condensed combined and consolidated balance sheet for environmental matters were $11. Based on information available as of March 31, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 11 sites that are either currently or previously owned or occupied facilities. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above.

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

20. Subsequent events

Operating Model

Further to its announcement in late 2008, Nortel plans to decentralize its Carrier Sales and Global Operations teams as of July 1, 2009. Nortel will also be reporting CVAS as a separate reportable segment commencing the third quarter of 2009.

Collection of Money Market Funds

On April 17, 2009, Nortel received $16 as a further redemption of its investment in the Fund. As a result, the remaining carrying value is $25.

Calgary Sale

NNL entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of its facility in Calgary for a purchase price of CDN$97, subject to certain standard adjustments. The parties have agreed to complete the transaction on or before June 15, 2009. The sale is subject to the approval of the Canadian Court.

21. Supplemental condensed consolidating financial information

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

The following supplemental condensed combining and consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (“Non-Guarantor Subsidiaries”), eliminations and combined total as of March 31, 2009 and for the three months then ended and the consolidated total as of December 31, 2008 and for the three month period ended March 31, 2008.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental combining and consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out elsewhere in these condensed combined and consolidated financial statements.

Supplemental Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$456	$852	$887	$(462)	$1,733
Cost of revenues	167	748	657	(462)	1,110

Gross profit	289	104	230	—	623
Selling, general and administrative expense	91	312	224	(101)	526
Research and development expense	146	141	51	—	338
Amortization of intangible assets	—	3	7	—	10
Goodwill impairment	—	—	48	—	48
Loss (gain) on sales of businesses and assets	(8)	(2)	(1)		(11)
Other operating income (expense)—net	(3)	—	(10)	—	(13)

Operating earnings (loss)	63	(350)	(89)	101	(275)
Other income (expense)—net	(92)	198	46	(252)	(100)
Interest expense
Long-term debt	(64)	(2)	(4)	—	(70)
Other	(2)	(4)	—	5	(1)

Loss from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(95)	(158)	(47)	(146)	(446)
Reorganization items—net	(709)	(3,917)	(40)	3,478	(1,188)

Loss from operations before income taxes and equity in net earnings (loss) of associated companies	(804)	(4,075)	(87)	3,332	(1,634)
Income tax expense	(5)	(1)	(1)	—	(7)

	(809)	(4,076)	(88)	3,332	(1,641)
Equity in net earnings (loss) of associated companies—net of tax	(853)	(104)	1	956	—
Income attributable to noncontrolling interests	—	—	(21)	—	(21)

Net loss	(1,662)	(4,180)	(87)	4,288	(1,641)

Net loss attributable to Nortel Networks Limited	(1,662)	(4,180)	(108)	4,288	(1,662)
Dividends on preferred shares	—	—	—	—	—

Net earnings (loss) applicable to common shares	$(1,662)	$(4,180)	$(108)	$4,288	$(1,662)

Supplemental Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$659	$1,128	$1,580	$(609)	$2,758
Cost of revenues	387	758	1,073	(609)	1,609

Gross profit	272	370	507	—	1,149
Selling, general and administrative expense	82	248	267	—	597
Research and development expense	221	158	38	—	417
Amortization of intangible assets	—	2	10	—	12
Special charges	28	32	28	—	88
Loss (gain) on sales of businesses and assets	—	—	(2)		(2)
Other operating income (expense)—net	(5)	9	9	—	13

Operating earnings (loss)	(54)	(79)	157	—	24
Other income (expense)—net	—	—	—	(1)	(1)
Interest and dividend income	—	26	32	(20)	38
Interest expense
Long-term debt	(50)	(3)	(6)	—	(59)
Other	(2)	(1)	(3)	—	(6)

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(106)	(57)	180	(21)	(4)
Reorganization items	—	—	—	—	—

Earnings (loss) before income taxes and equity in net earnings (loss) of associated companies	(106)	(57)	180	(21)	(4)
Income tax expense	(4)	3	(35)	—	(36)

	(110)	(54)	145	(21)	(40)
Equity in net earnings (loss) of associated companies—net of tax	4	10	1	(14)	1

Net earnings (loss)	(106)	(44)	146	(35)	(39)
Income attributable to noncontrolling interests	—	—	(67)	—	(67)

Net loss attributable to Nortel Networks Limited	(106)	(44)	79	(35)	(106)
Dividends on preferred shares	(11)	—	—	—	(11)

Net earnings (loss) applicable to common shares	$(117)	$(44)	$79	$(35)	$(117)

Supplemental Condensed Consolidating Balance Sheets as of March 31, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$201	$672	$1,600	$—	$2,473
Short term investments	—	23	—	—	23
Restricted cash and cash equivalents	33	9	29	—	71
Accounts receivable—net	1,122	1,139	1,873	(2,400)	1,734
Inventories—net	60	336	1,023	—	1,419
Deferred income taxes—net	—	—	27	—	27
Other current assets	59	121	312	(3)	489

Total current assets	1,475	2,300	4,864	(2,403)	6,236
Investments	812	(202)	(91)	(386)	133
Long Term Receivables—related party	—	—	9	(9)	—
Plant and equipment—net	372	332	467	—	1,171
Goodwill	—	—	131	—	131
Intangible assets—net	2	24	103	—	129
Deferred income taxes—net	—	—	14	—	14
Other assets	58	54	175	—	287

Total assets	$2,719	$2,508	$5,672	$(2,798)	$8,101

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$221	$117	$1,493	$(1,414)	$417
Payroll and benefit-related liabilities	50	162	188	—	400
Contractual liabilities	2	28	147	—	177
Restructuring liabilities	—	7	14	—	21
Other accrued liabilities	167	838	1,185	(1)	2,189
Long-term debt due within one year	—	—	3	—	3

Total current liabilities	440	1,152	3,030	(1,415)	3,207
Long-term debt	—	—	91	—	91
Deferred income taxes—net	—	—	11	—	11
Other liabilities	125	204	413	(10)	732

Total long-term liabilities	565	1,356	3,545	(1,425)	4,041

Liabilities subject to compromise	6,131	5,826	2,063	(6,267)	7,753

Total liabilities	$6,696	$7,182	$5,608	$(7,692)	$11,794

Total Nortel Networks Limited shareholders’ equity (deficit)	(3,977)	(4,674)	(220)	4,894	(3,977)
Noncontrolling interests	—	—	284	—	284

Total liabilities and shareholders’ equity (deficit)	$2,719	$2,508	$5,672	$(2,798)	$8,101

Supplemental Condensed Consolidating Balance Sheets as of December 31, 2008 (audited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$166	$667	$1,557	$—	$2,390
Short term investments	—	65	—	—	65
Restricted cash and cash equivalents	22	—	4	—	26
Accounts receivable—net	737	934	1,870	(1,350)	2,191
Inventories—net	73	331	1,073	—	1,477
Deferred income taxes—net	—	—	44	—	44
Other current assets	78	96	280	—	454

Total current assets	1,076	2,093	4,828	(1,350)	6,647
Investments	1,728	442	(226)	(1,817)	127
Long term receivables—Intercompany	1	—	10	(11)	—
Plant and equipment—net	412	359	500	—	1,271
Goodwill	—	—	180	—	180
Intangible assets—net	1	26	116	—	143
Deferred income taxes—net	—	—	12	—	12
Other assets	160	62	236	—	458

Total assets	$3,378	$2,982	$5,656	$(3,178)	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$1,334	$884	$2,151	$(3,304)	$1,065
Payroll and benefit-related liabilities	87	169	196	—	452
Contractual liabilities	5	32	176	—	213
Restructuring liabilities	27	77	42	—	146
Other accrued liabilities	412	862	1,389	(1)	2,662
Long-term debt due within one year	1	9	9	—	19

Total current liabilities	1,866	2,033	3,963	(3,305)	4,557
Long-term debt	2,951	85	315	—	3,351
Deferred income taxes—net	—	—	11	—	11
Other liabilities	876	840	1,243	(11)	2,948

Total liabilities	5,693	2,958	5,532	(3,316)	10,867

Total Nortel Networks Limited shareholders’ deficit	(2,315)	24	(162)	138	(2,315)
Noncontrolling interests	—	—	286	—	286

Total liabilities and shareholders’ deficit	$3,378	$2,982	$5,656	$(3,178)	$8,838

Supplemental Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary NNI	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$(1,662)	$(4,180)	$(108)	$4,288	$(1,662)
Adjustment to reconcile to net earnings (loss)	1,702	4,168	273	(4,288)	1,855

Net cash from (used in) operating activities	40	(12)	165	—	193

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(2)	(4)	(6)	—	(12)
Proceeds on disposals of plant and equipment	1	—	—	—	1
Change in restricted cash and cash equivalents	(12)	(8)	(24)	—	(44)
Decrease in short-term and long-term investments	—	24	—	—	24
Proceeds from the sales of investments and businesses and assets—net	11	7	5	—	23

Net cash from (used in) investing activities	(2)	19	(25)	—	(8)

Cash flows from (used in) financing activities
Increase in notes payable	—	—	11	—	11
Decrease in notes payable	—	—	(55)	—	(55)
Repayments of capital leases payable	—	(2)	(2)	—	(4)

Net cash from (used in) financing activities	—	(2)	(46)	—	(48)

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	—	(51)	—	(54)

Net increase (decrease) in cash and cash equivalents	35	5	43	—	83

Cash and cash equivalents at beginning of period	166	667	1,557	—	2,390

Cash and cash equivalents at end of period	$201	$672	$1,600	$—	$2,473

Supplemental Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Limited	$(106)	$(44)	$79	$(35)	$(106)
Adjustment to reconcile to net earnings (loss)	66	(164)	(93)	35	(156)

Net cash from (used in) operating activities	(40)	(208)	(14)	—	(262)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(12)	(20)	(19)	—	(51)
Change in restricted cash and cash equivalents	9	—	9	—	18
Acquisitions of investments and businesses—net of cash acquired	—	(29)	—	—	(29)
Proceeds from the sales of investments and businesses and assets—net	4	1	13	—	18

Net cash from (used in) investing activities	1	(48)	3	—	(44)

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to noncontrolling interests	(11)	—	—	—	(11)
Increase in notes payable	—	—	28	—	28
Decrease in notes payable	—	—	(25)	—	(25)
Repayments of capital leases payable	—	(3)	(3)	—	(6)

Net cash from (used in) financing activities	(11)	(3)	—	—	(14)

Effect of foreign exchange rate changes on cash and cash equivalents	1	—	8	—	9

Net increase (decrease) in cash and cash equivalents	(49)	(259)	(3)	—	(311)
Cash and cash equivalents at beginning of period	329	1,128	2,069	—	3,526

Cash and cash equivalents at end of period	$280	$869	$2,066	$—	$3,215

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Nortel Networks Limited (Nortel). The MD&A should be read in combination with our unaudited condensed combined and consolidated financial statements and the accompanying notes. All Dollar amounts in this MD&A are in millions of United States (U.S.) Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation (NNC). NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

In recent years, we have taken a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions have included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics, (ii) the substantial consolidation of key research and development (R&D) expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our Universal Mobile Telecommunications System (UMTS) Access business unit, (iv) the creation and/or expansion of joint venture relationships, such as LG-Nortel Co. Ltd. (LGN) in Korea, our joint venture with LG Electronics, Inc. (LGE) and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd., (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) the continued reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting-edge networking hardware and software solutions.

These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period compounded the situation.

In addition, we made significant cash payments related to our restructuring programs, the Global Class Action Settlement (as defined in the Legal Proceedings section of our 2008 Annual Report), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans has declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty was putting substantial pressure on our liquidity position globally, particularly in North America.

Market conditions further restricted our ability to access capital markets, which was compounded by actions taken by rating agencies with respect to our credit ratings. In December 2008, Moody’s Investor Service, Inc. (Moody’s) issued a downgrade of the Nortel family rating from B3 to Caa2. With no access to the capital markets, limited prospects of the capital markets opening up in the near term, substantial interest carrying costs on over $4,000 of unsecured public debt, and significant pension plan liabilities expected to increase in a very substantial manner principally due to the adverse conditions in the financial markets globally, it became imperative for us to protect our cash position.

After extensive consideration of all other alternatives, we had determined, with the unanimous authorization of our Board of Directors after thorough consultation with our advisors, that a restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in multiple jurisdictions. As a consequence, on January 14, 2009 (Petition Date), we initiated creditor protection proceedings under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the U.S. under Chapter 11 of the Bankruptcy Code (Chapter 11 Proceedings), the United

Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel (Israeli Proceedings). Our affiliates in Asia including LGN, in the Caribbean and Latin American (CALA) region, and the Nortel Government Solutions (NGS) business, are not included in these proceedings. NNC and Nortel initiated the Creditor Protection Proceedings (as defined below) with a consolidated cash balance, as at December 31, 2008, of $2,400, in order to preserve our liquidity and fund operations during the process.

At this point in the Creditor Protection Proceedings, we are focused on maximizing value for our stakeholders, including creditors, customers and employees, as we continue to work on the evaluation of our businesses, namely Carrier Networks (which includes Wireless Networks and Carrier VoIP and Application Solutions (CVAS)), Enterprise Solutions, Metro Ethernet Networks (MEN) and the LG-Nortel joint-venture. Discussions are taking place with various external parties, however we continue to evaluate our restructuring alternatives. Work is underway to evaluate the ultimate path forward for our businesses. To provide maximum flexibility we are also taking the appropriate steps to complete the move to standalone businesses.

“Debtors” as used herein means: (i) us, together with NNC and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC) and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (U.S. Court); (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the English High Court of Justice (English Court); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Proceedings are together referred to as the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to July 30, 2009 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time, to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings.

As a consequence of the CCAA Proceedings, generally all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until July 30, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S., to the stay granted by the Canadian Court. A cross-border court to court protocol has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor; charges against our and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario in favor of NNI (Ottawa Charge)

with respect to an intercompany revolving loan agreement (NNI Loan Agreement); a charge in favor of Export Development Canada (EDC) for its continued support; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; in addition to the Ottawa Charge mentioned above, charges on the property of each of the Canadian Debtors as security for their respective obligations under the NNI Loan Agreement; and an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; and (iii) us for any amounts advanced by us to NNTC following the Petition Date. For more information, see note 2 to the accompanying unaudited condensed combined and consolidated financial statements.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and Nortel as borrower with an initial advance to Nortel of $75, to support our ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (Bondholder Group). Our management and the Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings and the Debtors’ ability to operate.

As a consequence of the commencement of the Chapter 11 Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any U.S. Debtor preceding the Petition Date and substantially all pending claims and litigation against the U.S. Debtors have been automatically stayed for the pendency of the Chapter 11 Proceedings (absent any court order lifting the stay). In addition, the U.S. Debtors applied for and obtained an order in the Canadian Court recognizing the Chapter 11 Proceedings in the U.S. as “foreign proceedings” in Canada and giving effect, in Canada, to the automatic stay under the U.S. Bankruptcy Code. See “Defaults Upon Senior Securities” in this report.

U.K. Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The applications were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on creditor protection proceedings and on the basis that each EMEA Debtor’s center of main interests is in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the

Insolvency Act 1986. The administration orders provide for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey. As well, certain of our Israeli subsidiaries have commenced a separate creditor protection process in Israel and currently a court-approved stay of proceedings is in place until May 27, 2009.

Business Operations

During the Creditor Protection Proceedings, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to engage with our existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Claims may arise as a result of a Debtor rejecting or repudiating any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

The accompanying unaudited combined financial statements for the quarterly period ending March 31, 2009 (First Quarter Financial Statements) do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. Currently, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are reviewing all claims filed and are beginning the claims reconciliation process.

Evaluation of Businesses

We continue to evaluate our various operations in consultation with our business and financial advisors with a view to maximizing value for our stakeholders, including creditors, customers and employees. In this context, we decided to discontinue our mobile Worldwide Interoperability for Microwave Access (WiMAX) business and sold our Layer 4-7 data portfolio (see “Executive Overview – Other Significant Business Developments – Divestitures – Layer 4-7 Data Portfolio”). Further, we have significantly reduced our investment in our Carrier Ethernet switch/router (CESR) portfolio, while continuing to ship products and support our installed base of Carrier Ethernet customers. The Creditor Protection Proceedings may result in additional sales or divestitures, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors and EMEA Debtors can generally take similar actions with the approval of the Canadian Monitor and the U.K. Administrators, respectively. As we continue to evaluate our businesses, we will consult with the Canadian Monitor, the U.K. Administrators and the U.S. Creditors’ Committee and other stakeholders, and any plans may eventually be subject to the approval of affected creditors and the relevant courts. There can be no assurance that any such plans, or a plan of reorganization in the U.S., or a plan of compromise or arrangement in Canada, will be developed, confirmed or approved, where required, by any of the relevant courts or affected creditors, or that any such plan will be implemented successfully.

We are currently undergoing an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, we entered into an agreement with EDC to permit continued access by us to the EDC support facility (EDC Support Facility), for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. As well, the amending agreement clarified that going forward, the charge over certain of our assets in favor of EDC will extend only to new support provided after January 14, 2009 and rollovers or extensions of pre-existing support made before April 14, 2009. See note 2 to the accompanying unaudited condensed combined and consolidated financial statements. We continue to have ongoing discussions with EDC and potential fronting institutions which issue performance bonds to put in place a more permanent performance bonding facility.

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to July 30, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

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

Flextronics

On January 14, 2009, we announced that we had entered into an amendment to arrangements with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the amendment, we agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics has notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. We believe that our arrangements with Flextronics are subject to the initial order granted by the Canadian Court that stays our suppliers from terminating their agreements with us. We continue to work with Flextronics throughout this process and continue to discuss various aspects of the January 14, 2009 agreement and other aspects of the relationship.

Listing and Trading of NNC Common Shares and NNL Preferred Shares

On January 14, 2009, NNC received notice from the New York Stock Exchange (NYSE) that it decided to suspend the listing of Nortel Networks Corporation common shares (NNC common shares) on the NYSE. NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s price criteria pursuant to the NYSE’s Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets under the symbol “NRTLQ”.

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

While we are under the Creditor Protection Proceedings, investments in our securities will be highly speculative. NNC common shares and NNL preferred shares may have little or no value and there can be no assurance that they will not be cancelled pursuant to a plan of compromise or arrangement in Canada.

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

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (D&O Trust) in the amount of approximately CDN$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries, including Nortel, and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings we requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $25 thousand reduction notwithstanding the terms of, or elections made under, the Deferred Share Compensation Plans.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, we announced a workforce reduction plan. Under this plan, we intend to reduce our global workforce by approximately 5,000 net positions. We have commenced and expect to continue to implement these reductions over the next several months, in accordance with local country legal requirements. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Workforce and Other Cost Reduction Activities” section of this report. In addition, we expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings.

We also announced on February 25, 2009 several changes to our employee compensation programs. Upon the recommendation of management, our Board of Directors approved no payment of bonuses under the Nortel Annual Incentive Plan (AIP) for 2008. We are continuing our AIP in 2009 for all eligible full- and part-time employees. The plan has been modified to permit quarterly rather than annual award determinations and payouts, if any. This will provide a more immediate incentive for employees upon the achievement of critical shorter-term corporate performance objectives, including specific operational metrics in support of customer service levels, as we work through the Creditor Protection Proceedings. Where required, we have obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings and we have since implemented such plans. See “Key Executive Incentive Plan and Key Employee Retention Plan” in the Executive and Director Compensation section of our 2008 Annual Report for further information with respect to our key employee incentive and retention programs for employees in North America, CALA and Asia. On March 20, 2009, we obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan. For further information on this plan, see “CIC Plan” in the Executive and Director Compensation section of our 2008 Annual Report.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. See note 20, “Share-based compensation plans”, to the audited financial statements that accompany NNC’s Annual Report on Form 10-K for the year ended December 31, 2008 and note 17, “Share-based compensation plans” to NNC’s unaudited condensed combined and consolidated financial statements for the quarter ended March 31, 2009, for additional information about our share-based compensation plans.

Basis of presentation and going concern issues

For periods ending after the Petition Date, we will reflect adjustments to our financial statements in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), assuming that we will continue as a going concern.

SOP 90-7, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions, which as a result of the Creditor Protection Proceedings is applicable to us, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, our revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. We adopted SOP 90-7 effective on January 14, 2009 and have segregated those items outlined above for all reporting periods subsequent to such date.

Based on our review of the applicable accounting guidance, we have concluded that as we do not have all elements of control over the EMEA Debtors, we are precluded from consolidating such subsidiaries in the accompanying condensed combined and consolidated financial statements. We have determined that it is appropriate to prepare combined financial statements, instead of preparing separate financial statements, including the EMEA Debtors, as all the EMEA Debtors were deemed to be under common management with us and our consolidated subsidiaries. For further information, see note 1 of the accompanying unaudited condensed combined and consolidated financial statements.

The accompanying unaudited condensed combined and consolidated financial statements do not include all information and notes required by U.S. Generally Accepted Accounting Principles (U.S. GAAP) in the preparation of annual combined and consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited condensed combined and consolidated financial statements are the same as those described in our audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2008, except as discussed above and in notes 3 and 4 to the accompanying unaudited condensed combined and consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements. Although we are headquartered in Canada, the accompanying unaudited condensed combined and consolidated financial statements are expressed in U.S. Dollars as the greater part of our financial results and net assets are denominated in U.S. Dollars.

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited combined and consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the Creditor Protection Proceedings, except as disclosed above and in note 2 to the accompanying unaudited condensed combined and consolidated financial statements. While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed combined and consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings provides us with a period of time to, among other things, stabilize our operations and financial condition. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a formal court-approved plan of reorganization (also called a plan of compromise or arrangement) could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed combined and consolidated financial statements.

The accompanying unaudited condensed combined and consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed combined and consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; or (d) as to operations, the effect of any changes that may be made in our business.

Reporting Requirements

As a result of the Creditor Protection Proceedings, we are periodically required to file various documents with and provide certain information to the Canadian Court, the U.S. Court, the English Court, the Canadian Monitor, the U.S. Creditors’ Committee, the U.S. Trustee and the U.K. Administrators. Depending on the jurisdictions, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports, information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to requirements of relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the condensed combined and consolidated financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Chief Restructuring Officer

On March 2, 2009, we announced the appointment of Pavi Binning as chief restructuring officer of Nortel and NNC, a position he is holding in addition to his duties as chief financial officer. He continues to report to the president and chief executive officer (CEO).

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of this report and our 2008 Annual Report. For additional information on the Creditor Protection Proceedings, see note 1 to the 2008 Financial Statements and note 2 to the accompanying unaudited condensed combined and consolidated financial statements. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

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

We remain committed to integrity through effective corporate governance practices, maintaining effective internal control over financial reporting and an enhanced compliance function. We continue to focus on employee awareness of ethical issues through various means such as on-line training and our Code of Business Conduct.

Effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: Carrier Networks (CN) (consisting of wireless and CVAS—carrier VoIP (voice over internet protocol), applications and solutions) and MEN.

Our Global Services (GS) business unit, formerly a reportable business segment, has been decentralized and transitioned to the other reportable segments as of the first quarter of 2009. In addition, commencing with the first quarter of 2009, we began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Also commencing with the first quarter of 2009, services results are reported across all reportable segments (CN, Enterprise Solutions (ES), MEN and LGN). Further to our announcement in the fourth quarter of 2008, we plan to decentralize our Carrier Sales and Global Operations teams as of July 1, 2009. We will also be reporting CVAS as a separate reportable segment commencing with the third quarter of 2009.

As of March 31, 2009, our four reportable segments were CN, ES, MEN, and LGN:

•

The CN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. CN also offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The ES segment provides large and small businesses with reliable, secure and scalable communications solutions including unified communications, Ethernet routing and multiservice switching, IP (internet protocol) and digital telephony (including phones), wireless LANs (local area networks), security, IP and SIP (session initiation protocol) contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions, and related services.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products, and related services.

•

The LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit (LGN Carrier) offers advanced CDMA and UMTS solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit (LGN Enterprise) offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Comparative periods have been recast to conform to the current segment presentation.

Other Significant Business Developments

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, we announced that we have decided to discontinue our mobile WiMAX business and end our joint agreement with Alvarion Ltd., originally announced in June 2008. We are working closely with Alvarion and our mobile WiMAX customers to transition and/or settle our contractual obligations to help ensure that either ongoing support commitments are met without interruption or alternative settlements are reached that mutually benefit us and our customers. This decision has had no impact on our business units other than CN.

Divestitures

Layer 4-7 Data Portfolio

On February 19, 2009, we announced that we had entered into a “stalking horse” asset purchase agreement to sell certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. for approximately $18. We received orders from the U.S. Court and Canadian Court that established bidding procedures for an auction that allowed other qualified bidders to submit higher or otherwise better offers. We subsequently received orders from the U.S. Court and Canadian Court approving the transaction with Radware as the successful bidder and on March 31, 2009, we completed this divestiture. The proceeds from this divestiture have been classified as restricted cash and are currently held in escrow, pending allocation as determined through the Creditor Protection Proceedings.

Calgary Facility

We have entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of our facility in Calgary for a purchase price of CDN$97, subject to certain standard adjustments. The parties have agreed to complete the transaction on or before June 15, 2009. The sale is subject to the approval of the Canadian Court.

How We Measure Business Performance

Our CEO has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is Management Operating Margin (Management OM) (previously called Operating Margin (OM) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008). Management OM, presented on a combined or consolidated basis, is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, selling, general and administrative (SG&A) and R&D expense. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

These non-U.S. GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed combined and consolidated financial statements prepared in accordance with U.S. GAAP. Although these measures may not be equivalent to similar measurement terms used by other companies, they may facilitate comparisons to our historical performance and our competitors’ operating results.

Financial Highlights

The following is a summary of our first quarter financial highlights:

	For the Three Months ended March 31,
	2009	2008	$ Change	% Change
Revenues	1,733	$2,758	(1,025)	(37)
Gross profit	623	1,149	(526)	(46)
Gross margin %	35.9%	41.7%		(5.8 points )
Selling, general and administrative expense	526	597	(71)	(12)
Research and development expense	338	417	(79)	(19)

Management OM	(241)	135	(376)
Management OM %	-13.9%	4.9%		(18.8 points )
Net loss attributable to NNL	(1,662)	(106)	(1,556)	(1,468)

Global economic conditions have generally continued to deteriorate in recent months and significant uncertainty about the future of our business has developed amongst customers, suppliers, partners and other stakeholders as a result of the Creditor Protection Proceedings and has impacted our business and financial results. We have continued to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. As a result, our financial results were negatively impacted across all of our business segments.

During the first quarter of 2009, foreign exchange fluctuations had an unfavorable impact on revenues of $223 and a favorable impact on both SG&A and R&D expenses of $62 and $41, respectively, when compared to the first quarter of 2008. The unfavorable impact on revenues was primarily as a result of unfavorable changes in the foreign exchange rates of the Korean Won, the British Pound and the Euro against the U.S. Dollar. The favorable impact on SG&A expense was primarily due to favorable changes in the foreign exchange rates of the Canadian Dollar, the British Pound and the Korean Won against the U.S. Dollar. The favorable impact on R&D expense was primarily due to the weakening of the Canadian Dollar against the U.S. Dollar.

•	Revenues decreased 37% to $1,733: Revenues decreased by $1,025 in the first quarter of 2009 compared to the first quarter of 2008 due to decreases across all segments and regions. The decrease in

LGN was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the first quarter of 2008 not repeated in the first quarter of 2009 as well as the unfavorable impact of foreign exchange fluctuations. CN revenues decreased primarily due to reduced customer spending as a result of the continuing economic downturn, certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009, a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings and reduced spending as a result of a change in technology migration plans by certain customers. The decrease in ES was mainly due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

•

Gross margin decreased by 5.8 percentage points to 35.9%: The decrease was primarily as a result of the unfavorable impacts of foreign exchange fluctuations, product mix and price erosion, charges related to the cancellation of certain equity based compensation plans and workforce reduction activities, partially offset by a decrease in inventory provisions.

•

Management OM decreased by $376 to a loss of $241: The decrease in Management OM was due to a decrease in gross profit of $526, partially offset by declines in both R&D and SG&A expenses of $79 and $71, respectively. Gross profit decreased primarily due to a decrease in sales volumes and in the amount of deferred revenues recognized in the first quarter of 2009 compared to the first quarter of 2008, the unfavorable impact of foreign exchange fluctuations, the unfavorable impacts of product mix and price erosion, charges related to the cancellation of certain equity based compensation plans and workforce reduction activities, partially offset by a decrease in inventory provisions. The decrease in R&D expense was mainly due to headcount reductions, the cancellation of certain R&D programs and lower spending as a result of our exit from the WiMAX business. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and workforce reduction activities.

•	Net loss attributable to NNL increased from $106 to $1,662: The increase was mainly due to the recording of $1,158 for NNI’s guarantee of NNC debt and a decrease in gross profit of $526.

•

Cash and cash equivalents increased from $2,390 at December 31, 2008 to $2,473 at March 31, 2009: The increase in cash and cash equivalents was primarily due to cash from operating activities of $193 mainly as a result of the Creditor Protection Proceedings, partially offset by net unfavorable foreign exchange impacts of $54, cash used in financing activities of $48 and cash used in investing activities of $8.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended March 31,
	2009	2008	$ Change	% Change
United States	$803	$1,081	$(278)	(26)
EMEA	356	591	(235)	(40)
Canada	114	166	(52)	(31)
Asia	366	787	(421)	(53)
CALA	94	133	(39)	(29)

Total revenues	$1,733	$2,758	$(1,025)	(37)

During the first quarter of 2009, customers across all our businesses, in particular in North America, responded to ongoing negative macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant and increasing pressure on our global business due to these adverse conditions.

Revenues decreased to $1,733 in the first quarter of 2009 from $2,758 in the first quarter of 2008, a decrease of $1,025 or 37%. The lower revenues were due to decreases across all regions.

Asia

Revenues decreased by $421 in Asia in the first quarter of 2009 compared to the first quarter of 2008, due to a decrease across all segments.

The decrease in the LGN segment of $332 was mainly due to a decrease in the LGN Carrier business of $308, primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the first quarter of 2008 not repeated in the first quarter of 2009, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the first quarter of 2008 not repeated to the same extent in the first quarter of 2009. The decrease was partially offset by the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the first quarter of 2009 and higher sales volumes in the first quarter of 2009.

The decrease in the CN segment of $45 was mainly due to declines in the GSM and UMTS solutions and services businesses of $28 and $10, respectively. The decrease in the GSM and UMTS solutions business was primarily due to certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009 and a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in services revenues was primarily due to a certain customer contract in the first quarter of 2008 not repeated in the first quarter of 2009 and a decrease in network implementation services sales volumes.

ES revenues decreased $31 due to a decrease in the communication solutions business. This decrease was primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the unfavorable impact of foreign exchange fluctuations.

U.S.

Revenues decreased by $278 in the U.S. in the first quarter of 2009 compared to the first quarter of 2008, primarily due to declines in the CN and ES segments.

The decrease in the CN segment of $142 was primarily due to a decrease in the CDMA solutions business of $120, due to reduced customer spending as a result of the continuing economic downturn, industry consolidation, certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009 and a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings.

The decrease in the ES segment of $111 was mainly due to a decrease in the communication solutions business of $105, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

EMEA

Revenues in EMEA decreased by $235 in the first quarter of 2009 compared to the first quarter of 2008, due to a decrease across all segments.

The decrease in the ES segment of $94 was largely due to a decrease in the communication solutions business of $87, primarily from lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings as well as the unfavorable impact of foreign exchange fluctuations.

The decrease in the CN segment of $80 was primarily due to declines in the GSM and UMTS solutions and services businesses of $59 and $20, respectively, primarily due to declines in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in the services business was partially offset by an increase in network implementation services sales volumes.

The decrease in the MEN segment of $34 was primarily due to declines in the optical networking solutions and services businesses of $16 and $11, respectively. The decrease in the optical networking solutions business was primarily due to revenues from certain customers in the first quarter of 2008 that did not repeat to the same extent in the first quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. The decrease in the services business was primarily due to the unfavorable impact of foreign exchange fluctuations and a decline in sales volumes across several customers.

The decrease in the LGN segment of $26 was primarily due to a decrease in the LGN Enterprise business of $23, primarily due to reduced spending across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Canada

Revenues decreased by $52 in Canada in the first quarter of 2009 compared to the first quarter of 2008, primarily due to decreases in the CN and ES segments, partially offset by an increase in the MEN segment.

The decrease in the CN segment of $51 was primarily due to decreases in the CDMA solutions and circuit and packet voice solutions businesses of $36 and $8, respectively. The decrease in the CMDA solutions business was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decrease in the circuit and packet voices solutions business was mainly due to a certain customer contract in the first quarter of 2008 not repeated in the first quarter of 2009, reduced spending by certain customers and a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

The decrease in the ES segment of $18 was primarily due to a decrease in the communication solutions business of $16, mainly due to a decline in sales volumes as a result of the continuing economic downturn, the uncertainty created by the Creditor Protection Proceedings and the unfavorable impact of foreign exchange fluctuations.

The increase in the MEN segment of $16 was primarily due to an increase in the optical networking solutions business of $14, mainly due to lower revenues in the first quarter of 2008 as a result of a delayed contract execution and increased demand for Metro WDM and Sonet equipment in the first quarter of 2009 from a particular customer, partially offset by the unfavorable impact of foreign exchange fluctuations.

CALA

Revenues decreased by $39 in CALA in the first quarter of 2009 compared to the first quarter of 2008, primarily due to a decrease in the CN segment.

The decrease in the CN segment of $34 was primarily due to decreases in the GSM and UMTS solutions and services businesses of $19 and $12, respectively, primarily as a result of a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Gross Margin

	For the Three Months ended March 31,
	2009	2008	$ Change	% Change
Gross profit	$623	$1,149	$(526)	(46)
Gross margin	35.9%	41.7%		(5.8 points	)

Gross profit decreased to $623 in the first quarter of 2009 compared to $1,149 in the first quarter of 2008, a decrease of $526 or 46%. The decrease in gross profit was primarily due to the unfavorable impact of $355 as a result of a decrease in sales volumes and in the amount of deferred revenues recognized in the first quarter of 2009 compared to the first quarter of 2008, the unfavorable impact of $77 as a result of unfavorable foreign exchange fluctuations, the unfavorable impact of $63 as a result of the unfavorable impacts of product mix and price erosion, an unfavorable impact of $18 as a result of charges related to the cancellation of certain equity based compensation plans and the unfavorable impact of $18 as a result of costs related to workforce reduction activities, partially offset by a favorable impact of $63 as a result of a decrease in inventory provisions.

Gross margin decreased to 35.8% in the first quarter of 2009 from 41.7% in the first quarter of 2008, a decrease of 5.9 percentage points, primarily as a result of the unfavorable impact of foreign exchange fluctuations of 2.8 percentage points, the unfavorable impacts of product mix and price erosion of 2.3 percentage points, charges related to the cancellation of certain equity based compensation plans of 0.7 percentage points and costs related to workforce reduction activities of 0.7 percentage, partially offset by a decrease in inventory provisions of 2.3 percentage points.

Management OM

	For the Three Months ended March 31,
	2009	2008	$ Change	% Change
Management OM	$(241)	$135	$(376)	(279)
Management OM as a percentage of revenues	-13.9%	4.9%		(18.8 points	)

Management OM decreased to a loss of $241 in the first quarter of 2009 from earnings of $135 in the first quarter of 2008, a decrease of $376 or 279%. Management OM as a percentage of revenues decreased by 18.8 percentage points. The decrease in Management OM was due to a decrease in gross profit of $526 as explained above, partially offset by declines in R&D and SG&A expenses of $79 and $71, respectively. The decrease in R&D expense was mainly due to headcount reductions, the cancellation of certain R&D programs and lower spending as a result of our exit from the WiMAX business. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and costs related to workforce reduction activities.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	For the Three Months ended March 31,
	2009	2008
November 2008 Restructuring Plan	$(14)	$—
2008 Restructuring Plan	(1)	67
2007 Restructuring Plan	(16)	24
2004 Restructuring Plan	(1)	—
2001 Restructuring Plan	(22)	(3)

Total charges (recovery)	$(54)	$88

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and be classified in cost of revenues, SG&A and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 8 to the accompanying unaudited condensed combined and consolidated financial statements). Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in the jurisdictions under the Creditor Protection Proceedings.

On November 10, 2008, we announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (the November 2008 Restructuring Plan, previously referred to as the 2009 Restructuring Plan). We expected total charges to earnings and cash outlays related to those workforce reductions to be approximately $130. Approximately $58 of the total charges relating to the net reduction of 550 positions under the November 2008 Restructuring Plan were incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, we announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations (the 2008 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. We expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $7 as at March 31, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2024.

During the first quarter of 2007, we announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations (the 2007 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and consolidating real estate requirements. We expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $27 as at March 31 31, 2009 relates to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016.

During 2006, 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (2006 Restructuring Plan, 2004 Restructuring Plan and 2001 Restructuring Plan). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $156 in the aggregate as at March 31, 2009 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2016 for the 2004 Restructuring Plan and the end of 2013 for the 2001 Restructuring Plan.

The following table sets forth recovery by profit and loss category for the three months ended March 31, 2009:

Total
Cost of revenues	$(8)
SG&A	(15)
R&D	(4)
Reorganization items—lease repudiation	(28)
Other	1

Total recovery	$(54)

The following table sets forth charges (recovery) by segment for the three months ended March 31, 2009 and 2008:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	LGN	Total
November 2008 Restructuring Plan	$(4)	$(8)	$(2)	$—	$(14)
2008 Restructuring Plan	—	(1)	—	—	(1)
2007 Restructuring Plan	(2)	(12)	(2)	—	(16)
2004 Restructuring Plan	—	(1)	—	—	(1)
2001 Restructuring Plan	(7)	(11)	(4)	—	(22)

Total recovery for the three months ended March 31, 2009	$(13)	$(33)	$(8)	$—	$(54)

2008 Restructuring Plan	$30	$25	$12	$—	$67
2007 Restructuring Plan	4	12	8	—	24
2006 Restructuring Plan	—	—	—	—	—
2004 Restructuring Plan	(1)	(1)	(1)	—	(3)
2001 Restructuring Plan	—	—	—	—	—

Total charges for the three months ended March 31, 2008	$33	$36	$19	$—	$88

Post-Petition Date Cost Reduction Activities

In connection with the Creditor Protection Proceedings, we have commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges and cash outlays are subject to change as a result of our ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claim or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan that, upon completion, is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays upon terminations of approximately $160. The charges and cash outlays are expected to be incurred in 2009. Approximately $74 of the total charges relating to the net workforce reduction of 2,950 positions, of which 1,675 have been notified of termination, were incurred as of March 31, 2009.

The following table sets forth charges by profit and loss category for the three months ended March 31, 2009:

Total
Cost of revenues	$27
SG&A	26
R&D	21

Total charges	$74

The following table sets forth charges incurred by segment for the three months ended March 31, 2009:

Total
ES	$37
CN	27
MEN	10
LGN	—

Total charges	$74

Other Cost Reduction Activities

During the three months ended March 31, 2009, the real estate initiative resulted in a cost of $6, which was recorded as an SG&A expense, and we recorded a charge in R&D expense of $2 related to plant and equipment write downs.

Gain on Sales of Businesses and Assets

We recorded a gain on sales of businesses and assets of $15 in the first quarter of 2009, due to gains related to the sale of certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. in the first quarter of 2009. See “Executive Overview—Other Significant Business Developments – Divestitures” for more information.

We did not have any material asset or business dispositions in the first quarter of 2008.

Other Operating Expense (Income)—Net

The components of other operating expense (income)—net were as follows:

	For the Three Months Ended March 31,
	2009	2008
Royalty license income—net	$(6)	$(8)
Litigation charges—net	—	12
Other—net	(7)	9

Other operating expense (income)—net	$(13)	$13

In the first quarter of 2009, other operating expense (income)—net was income of $13, primarily due to royalty income of $6 from patented technology and included in Other-net was a reversal of $12 for service taxes on intercompany management fees that were found to be tax exempt in the first quarter of 2009, partially offset by costs related to advisory services of $5.

In the first quarter of 2008, other operating expense (income) – net was an expense of $13, due to litigation charges of $12 relating to a patent infringement lawsuit settlement and other than temporary impairment of investment of $9, partially offset by royalty income of $8 from cross patent license agreements.

Other Expense—Net

The components of other expense—net were as follows:

	For the Three Months Ended March 31,
	2009	2008
Losses on sale and writedowns of investments	$(1)	$—
Currency exchange losses—net	(58)	(20)
Other—net	(41)	19

Other expense—net	$(100)	$(1)

In the first quarter of 2009, other expense—net was $100, primarily due to currency exchange losses of $58, provision of $29 against intercompany receivables due from our subsidiaries and NNC, a loss of $5 relating to hedging activities and costs associated with divestiture-related activities of $3. See “Executive Overview—Other Significant Business Developments – Divestitures” for more information.

In the first quarter of 2008, other expense—net was $1, primarily due to currency exchange losses of $20, mainly due to the weakening of the Canadian Dollar against the U.S. Dollar, partially offset by other income of $19, which was primarily due to $16 from mark-to-market gains on certain warrants and swaps that do not qualify for hedge accounting.

Interest Expense

Interest expense has remained relatively flat in the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of unchanged debt levels.

In the first quarter of 2009, we have continued to accrue for interest expense of $65 in our normal course of operations related to debt issued by NNL in Canada based upon the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with SOP 90-7, interest expense in the U.S. incurred post-Petition Date is not recognized. As a result, interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed combined and consolidated financial statements. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings. These items can include revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the Creditor Protection Proceedings.

The components of reorganization items – net were as follows:

For the Three Months Ended March 31, 2009
Professional fees	$(57)
Interest income	28
Lease repudiation	22
Key Executive Incentive Plan / Key Employee Retention Plan	(6)
Other (a)	(1,175)

Total reorganization items – net	$(1,188)

(a)	Includes the recognition of a debt guarantee totalling $1,158 in respect of guarantees of certain NNC debt.

Income Tax Expense

During the three months ended March 31, 2009, Nortel recorded a tax expense of $7 on loss from operations before income taxes and equity in net earnings of associated companies of $1,634. The tax expense of $7 is largely comprised of $16 of income taxes in profitable jurisdictions, primarily in Asia, partially offset by decreases in uncertain tax positions of $2 and a benefit of $7 from various tax credits and R&D related incentives.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS 109, which requires us to establish a tax valuation allowance when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance was still necessary as at March 31, 2009 for all jurisdictions other than Korea and Turkey. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

During the first quarter of 2008, we recorded a tax expense of $36 on loss from operations before income taxes and equity in net earnings of associated companies of $4. The tax expense of $36 was largely comprised of $62 of income taxes on profitable entities in Asia and Europe and other taxes of $4 primarily related to taxes on preferred share dividends in Canada, partially offset by a $13 benefit derived from various tax credits and R&D-related incentives, a $15 benefit resulting from decreases in uncertain tax positions and a $2 benefit resulting from revisions to prior year tax estimates and refunds.

Segment Information

Carrier Networks

The following table sets forth revenues and Management OM for the CN segment:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues
CDMA solutions	$317	$475	$(158)	(33)
GSM and UMTS solutions	102	224	(122)	(54)
Circuit and packet voice solutions	102	130	(28)	(22)
Services	216	260	(44)	(17)

Total Revenues	$737	$1,089	$(352)	(32)

Management OM	$45	$144	$(99)	(69)

CN revenues decreased to $737 in the first quarter of 2009 from $1,089 in the first quarter of 2008, a decrease of $352 or 32%, due to decreases across all businesses.

CDMA solutions decreased by $158 primarily due to declines in the U.S. and Canada of $120 and $36, respectively. The decrease in the U.S. was primarily due to reduced customer spending as a result of the continuing economic downturn, industry consolidations, certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009 and a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers.

GSM and UMTS solutions decreased by $122 primarily due to declines in EMEA, Asia and CALA of $59, $28 and $19, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in Asia was primarily due to certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009.

Services decreased by $44 primarily due to declines in EMEA, CALA and Asia of $20, $12 and $10, respectively. The decreases in EMEA and CALA were primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in EMEA was partially offset by an increase in network implementation services sales volumes. The decrease in Asia was mainly due to a certain customer contract in the first quarter of 2008 not repeated in the first quarter of 2009 and a decrease in network implementation services sales volumes.

The decline in circuit and packet voice solutions of $28 was primarily due to declines in the U.S., Canada and Asia of $11, $8 and $7, respectively. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of the continuing economic downturn and, the uncertainty created by the Creditor Protection Proceedings, a decline in demand for VoIP technology products and revenues from certain customers in the first quarter of 2008 that did not repeat to the same extent in the first quarter of 2009. The decrease in Canada was mainly due to a certain customer contract in the first quarter of 2008 not repeated in the first quarter of 2009, reduced spending by certain customers and a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Asia was mainly due to certain customer contracts in the first quarter of 2008 not repeated in the first quarter of 2009.

CN Management OM decreased to $45 in the first quarter of 2009 from $144 in the first quarter of 2008, a decrease of $99. This decrease was a result of a decrease in gross profit of $185, partially offset by decreases in both R&D and SG&A expenses of $56 and $30, respectively.

CN gross profit decreased to $321 from $506, while gross margin decreased to 43.6% from 46.5%. The decrease in gross profit was primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, partially offset by an increase in spending on our 4G next generation wireless technology compared to the year ago quarter.

Enterprise Solutions

The following table sets forth revenues and Management OM for the ES segment:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues
Communication solutions (a)	$271	$527	$(256)	(49)
Services	124	141	(17)	(12)

Total Revenues	$395	$668	$(273)	(41)

Management OM	$(130)	$(78)	$(52)	67

(a)	Prior to the first quarter of 2009, ES segment revenues were reported across two categories: circuit and packet voice solutions revenues and data networking and security solutions revenues. Commencing with the first quarter of 2009, revenues from both of these previous categories are collectively reported as communications solutions revenues.

ES revenues decreased to $395 in the first quarter of 2009 from $668 in the first quarter of 2008, a decrease of $273 or 41%, due to decreases across all businesses.

Revenues in the communication solutions business decreased by $256 due to declines across all regions. Revenues in the U.S. decreased $105 primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. EMEA and Asia revenues decreased $87 and $31, respectively, mainly due to lower sales volumes across multiple customers as a result of the continuing economic downturn, the uncertainty created by the Creditor Protection Proceedings as well as the unfavorable impact of foreign exchange fluctuations.

ES Management OM decreased to a loss of $130 in the first quarter of 2009 from a loss of $78 in the first quarter of 2008, as a result of a decrease in gross profit of $151, partially offset by decreases in both SG&A and R&D expenses of $77 and $22, respectively.

ES gross profit decreased to $132 in the first quarter of 2009 from $283 in the first quarter of 2008, while gross margin decreased from 42.4% to 33.4%. The decrease in gross profit was primarily a result of a decline in sales volumes due to the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, the unfavorable impact of foreign exchange fluctuations and product mix. SG&A expense decreased primarily due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives and reduced sales and marketing spending in maturing technologies. R&D expense decreased primarily due to headcount reductions and reduced spending for maturing technologies.

Metro Ethernet Networks

The following table sets forth revenues and Management OM for the MEN segment:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues
Optical networking solutions	$222	$241	$(19)	(8)
Data networking and security solutions	57	67	(10)	(15)
Services	81	94	(13)	(14)

Total Revenues	$360	$402	$(42)	(10)

Management OM	$42	$2	$40	2,000

MEN revenues decreased to $360 in the first quarter of 2009 from $402 in the first quarter of 2008, a decrease of $42 or 10%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased $19 primarily due to declines in the U.S., EMEA and Asia of $19, $16 and $10, respectively, partially offset by increases in Canada and CALA of $14 and $12, respectively. The decrease in the U.S. was primarily due to reduced spending by a certain customer resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in EMEA was mainly due to revenues from certain customers in the first quarter of 2008 that did not repeat to the same extent in the first quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Revenues in Asia decreased primarily due to revenues from certain customers in the first quarter of 2008 not repeated to the same extent in the first quarter of 2009, partially offset by an increase primarily due to a new customer contract in the first quarter of 2009 related to our next generation products. Revenues in Canada increased mainly due to lower sales volumes in the first quarter of 2008 as a result of a delay in contract negotiations and increased demand for Metro WDM and Sonet equipment in the first quarter of 2009 from a particular customer, partially offset by the unfavorable impact of foreign exchange fluctuations. The increase in CALA was primarily due to higher sales volumes related to our next generation long-haul products.

The decrease in services revenues of $13 was primarily due to a decrease in EMEA of $11, primarily as a result of the unfavorable impact of foreign exchange fluctuations and a decline in sales volumes across several customers.

The decrease in the data networking and security solutions business of $10 was primarily due to declines in EMEA and Asia of $7 and $5, respectively. The decrease in EMEA was mainly due to revenues from certain customers in the first quarter of 2008 that did not repeat to the same extent in the first quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Revenues in Asia decreased primarily due to a decline in sales volumes across multiple customers.

MEN Management OM increased to $42 in the first quarter of 2009 from $2 in the first quarter of 2008, due to decreases in both R&D and SG&A expenses of $28 and $12, respectively.

MEN gross profit remained flat in the first quarter of 2009 compared to the first quarter of 2008, while gross margin increased from 36.1% to 40.3%. Gross profit was favorably impacted by a one-time cost related to a settlement with one of our suppliers in the first quarter of 2008, a decrease in inventory provisions in the first quarter of 2009, and product cost reductions. However, this increase was entirely offset by the unfavorable impact of foreign exchange fluctuations, price erosion and unfavorable product mix. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations.

LGN

The following table sets forth revenues and Management OM for the LGN segment:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues
LGN Carrier	$155	$466	$(311)	(67)
LGN Enterprise	33	80	(47)	(59)

Total Revenues (a)	$188	$546	$(358)	(66)

Management OM	$48	$174	$(126)	(72)

(a)	Services revenues within the LGN segment is reported within the LGN Carrier and LGN Enterprise businesses.

LGN revenues decreased to $188 in the first quarter of 2009 from $546 in the first quarter of 2008, a decrease of $358 or 66%, due to decreases across both businesses.

Revenues in LGN Carrier decreased by $311 primarily due to a decrease in Asia of $308. This decrease was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenues in the first quarter of 2008 not repeated in the first quarter of 2009, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the first quarter of 2008 not repeated to the same extent in the first quarter of 2009. The decrease was partially offset by the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in the first quarter of 2009 and higher sales volumes in the first quarter of 2009.

LGN Enterprise decreased by $47 due to decreases in Asia and EMEA of $24 and $23, respectively, primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, and in Asia due to the unfavorable impact of foreign exchange fluctuations.

LGN Management OM decreased to $48 in the first quarter of 2009 from $174 in the first quarter of 2008, a decrease of $126. The decrease was a result of a decrease in gross profit of $140, partially offset by declines in both R&D and SG&A expenses of $8 and $6, respectively.

LGN gross profit decreased to $74 in the first quarter of 2009 from $214 in the first quarter of 2008, while gross margin remained relatively flat. The decrease in gross profit was primarily a result of the recognition of deferred revenues in the first quarter of 2008 not repeated in the first quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Both SG&A and R&D expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

Other

The following table sets forth revenues and Management OM for the Other segment:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenues	$53	$53	$—	—
Management OM	$(246)	$(107)	$(139)	(130)

Other revenues are comprised of revenues from NGS and other revenues. Other revenues remained flat in the first quarter of 2009 compared to the first quarter of 2008.

Other Management OM includes corporate charges. Management OM for Other decreased to a loss of $246 in the first quarter of 2009 from a loss of $107 in the first quarter of 2008, an increase in loss of $139. The decrease was due to a decrease in gross profit of $50 and an increase in both SG&A and R&D expenses of $54 and $35, respectively, primarily as a result of charges related to the cancellation of certain equity based compensation plans and workforce reduction activities.

Liquidity and Capital Resources

Overview

As at March 31, 2009, our cash and cash equivalents balance was approximately $2,473, plus a balance of approximately $41 reflecting the remainder of the Reserve Primary Fund (Fund) investment. On April 17, 2009, we received $16 from the Fund leaving a balance of $25, of which $18 has been reclassified to long-term investments and the remaining $7 continues to be classified as a short-term investment.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of March 31, 2009: $213 in Canada, $706 in the U.S., $782 in EMEA, $322 in joint ventures, $163 in China, $221 in Asia and $66 in CALA. Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions and in the joint ventures is generally available to fund operations in the particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations, pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements have been extended and will currently expire on June 5, 2009 unless further extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators.

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors have continued to fund significant corporate overhead and R&D costs that historically have been funded by receipt of transfer pricing agreement payments (TPA payments). However, other than one TPA payment made by NNI to us in the amount of $30, TPA payments have been suspended since the Petition Date. As a result, our cash flow in particular has been significantly impacted as we generally have been the recipient of TPA payments. The Canadian Debtors, the U.S. Debtors and the U.K. Administrators, along with the U.S. Creditors’ Committee and the Bondholder Group, have been in discussions to see if agreement can be reached on either the reinstatement of certain TPA payments or some other cost reimbursement arrangement by which NNI would contribute $157 to the Canadian Debtors during the period ending September 30, 2009. Receipt of a portion of this funding, together with proceeds of CDN$97 from the sale of the Calgary facility, (see “Executive Overview – Other Significant Business Developments – Divestitures”) are necessary to ensure that the Canadian Debtors have sufficient cash resources to fund operations during the current CCAA stay period to July 30, 2009. While we are hopeful that an agreement will be reached, there can be no assurance that this will occur or that any agreed upon funding will be sufficient to fund the Canadian Debtors operations during this period.

A revolving loan agreement between NNI, as lender, and us, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court (see note 2 to the accompanying condensed combined and consolidated financial statements). Our obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement matures on December 31, 2009, subject to extension for a further year, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under a current agreement with EDC, we have continued access under the EDC Support Facility for up to $30 of support until July 30, 2009 unless otherwise extended. We continue to have ongoing discussions with EDC, and potential fronting institutions that issue performance bonds, to put in place a more permanent performance bonding facility. There is no assurance that the current level of support will be sufficient during the period.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending. We are currently undergoing an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and the U.K. Administrators, and may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system, (ii) the current support under the EDC Support Facility is sufficient for our business needs up to July 30, 2009 or that we will not have to provide cash collateral, or (iii) we generate sufficient cash to fund our operations during this process or that we will be able to access any alternative financing on acceptable terms or at all.

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $83 in the first quarter of 2009 to $2,473, due to cash from operating activities, partially offset by cash used in investing and financing activities and the unfavorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity for the three months ended March 31, 2009 and 2008, and cash on hand as of March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,
	2009	2008	Change
Net loss attributable to NNL	$(1,662)	$(106)	$(1,556)
Non-cash items	1,497	194	1,303
Changes in operating assets and liabilities:
Accounts receivable—net	457	223	234
Inventories—net	9	(24)	33
Accounts payable	53	(121)	174

	519	78	441
Changes in other operating assets and liabilities
Deferred costs	76	209	(133)
Income taxes	(5)	(6)	1
Payroll, accrued and contractual liabilities	(71)	(263)	192
Deferred revenue	(69)	(16)	(53)
Advanced billings in excess of revenues recognized to date on contracts	(59)	(250)	191
Restructuring liabilities	(25)	(51)	26
Other	(8)	(51)	43

	358	(350)	708
Net cash from (used in) operating activities	193	(262)	455
Net cash used in investing activities	(8)	(44)	36
Net cash used in financing activities	(48)	(14)	(34)
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	9	(63)

Net increase (decrease) in cash and cash equivalents	83	(311)	394
Cash and cash equivalents at beginning of period	2,390	3,526	(1,136)

Cash and cash equivalents at end of period	$2,473	$3,215	$(742)

Operating Activities

In the first quarter of 2009, our net cash from operating activities of $193 resulted from adjustments for non-cash items of $1,497 plus cash of $519 from changes in operating assets and liabilities, partially offset by net uses of cash of $360 due to changes in other operating assets and liabilities and a net loss attributable to NNL of $1,662. The net cash used in other operating activities was mainly due to the change in payroll, accrued and contractual liabilities of $71, the change in deferred revenues of $69 due to the release of related revenues, and the reduction of advance billings of $59. The use of cash for payroll, accrued and contractual liabilities was primarily due to sales compensation accruals, SG&A and interest accruals. The primary additions to our net loss for non-cash items were reorganization items under SOP 90-7 of $1,178, share-based compensation expense of $100 primarily related to the cancellation of certain equity-based compensation plans, amortization and depreciation of $81 and goodwill impairment charge of $48 relating to our NGS business.

In the first quarter of 2008, our net cash used in operating activities of $262 resulted from a net loss attributable to NNL of $106 plus adjustments for non-cash items of $194 and net uses of cash of $350 due to changes in other operating assets and liabilities and $78 in changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the impact of reduction of advanced billing of $250 primarily as a result of completion of a contract in LGN, partially offset by the change in deferred costs of $209 due to the release of related revenues. The use of cash for payroll, contractual and accrued liabilities of $263 was primarily due to bonus payments and sales compensation accrual, SG&A accrual and interest accruals. The change in other operating assets and liabilities of $51 is primarily comprised of pension payments. The primary additions to our net loss for non-cash items were amortization and depreciation of $81, earnings attributable to noncontrolling interests of $67, pension and other accruals of $32, and share-based compensation expense of $21. These additions were partially offset by other non-cash charges of $24, primarily due to foreign exchange impacts on long-term assets and liabilities.

Deferred Revenue

Billing terms and collections periods related to arrangements whereby we defer revenue are generally similar to other revenue arrangements. Similarly, payment terms and cash outlays related to products and services associated with delivering under these arrangements are also generally similar to other revenue arrangements. As a result, neither cash inflows nor outflows are unusually impacted under arrangements in which revenue is deferred, compared to arrangements in which revenue is not deferred.

Investing Activities

In the first quarter of 2009, net cash used in investing activities was $8 primarily due to an increase in restricted cash and cash equivalents of $44 and expenditures for plant and equipment of $12, partially offset by a decrease in short-term and long-term investments of $24 and proceeds related to sale of investments of $23.

In the first quarter of 2008, net cash used in investing activities was $44 primarily due to expenditures for plant and equipment of $51 and acquisition of investments and businesses, net of cash acquired, of $29, partially offset by a decrease in restricted cash and cash equivalents of $18 and proceeds related to sale of investments of $18.

Money Market Funds

As part of our cash management strategy, we invest in institutional and government money market funds, which are considered highly liquid and which we generally account for as cash and cash equivalents. We had invested approximately $362 in the Fund, which was rated AAA by Standard & Poor’s (S&P) and Aaa (Moody’s). On September 16, 2008, the Fund announced that it was reducing to zero the value of its holdings of debt securities issued by Lehman Brothers Holdings, Inc. and, as a result, the net asset value (NAV) of the Fund was reduced from $1 to $0.97. On September 19, 2008, the Fund filed with the SEC an application to temporarily suspend rights of redemption and announced an intent to ensure an orderly liquidation of securities in the Fund. To account for these developments, we reclassified our investment in the Fund from cash and cash equivalents to short-term investments, and booked an impairment of $11 to reflect the decline in the Fund’s NAV. As of December 31, 2008, the Fund distributed funds back to the investors of which our share was approximately $286. On February 20, 2009 and April 17, 2009, we received $24 and $16, respectively, as further redemptions from the Fund.

On February 26, 2009, the Fund announced it would set aside $3,500, or 8.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Fund’s assets up to 92 cents per share unless the board of trustees determines to increase the special reserve. Our pro rata share of the remainder of the announced per share distribution of 92 cents is $23, of which $18 has been reclassified as long-term investment, as we are unable to assess the timing or amount of distributions which may be made from the special reserve.

Financing Activities

In the first quarter of 2009, cash used in financing activities was $48, primarily due to a net decrease in notes payable of $44.

In the first quarter of 2008, cash used in financing activities was $14, primarily due to dividends of $11 primarily paid by us related to our outstanding preferred shares and a decrease in capital lease payable of $6, partially offset by a net increase in notes payable of $3.

Other Items

In the first quarter of 2009, our cash position was negatively impacted by $54 due to the unfavorable effects of changes in foreign exchange rates primarily from the weakening of the Korean Won, the Euro and the British Pound against the U.S. Dollar.

In the first quarter of 2008, our cash position was positively impacted by $9 due to favorable effects of changes in foreign exchange rates primarily from the strengthening of the Euro against the U.S. Dollar.

Fair Value Measurements

As discussed in Note 13 to the accompanying unaudited condensed combined and consolidated financial statements, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). We utilize unobservable (Level 3) inputs in determining the fair value of the Fund, auction rate securities, embedded derivatives in contracts, for which fair values totaled $41, $18 and $5, respectively, as of March 31, 2009.

Our auction rate security instruments are classified as available-for-sale securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the year ended December 31, 2008, the auction events for most of these instruments failed. Therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of March 31, 2009. We currently believe that there has been no decline in the fair value of the auction rate securities, because the underlying assets for these securities are almost entirely backed by the U.S. federal government. In addition, we entered into an agreement with the broker from whom we purchased these securities, whereby at anytime during the period from June 30, 2010 through July 2, 2012, we are entitled to sell the then remaining outstanding balance of these securities, if any, to such broker at par. Our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and short-term investments balance as of March 31, 2009. We believe that any difference between our estimate of fair value of our investments and an estimate that would be arrived at by another party would have no impact on earnings (loss), since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

In October 2008, we entered into an agreement (the Agreement) with the investment firm that sold us a portion of its auction rate securities, which have a par value of approximately $18 as at March 31, 2009. By entering into the Agreement, we (1) received the right (Put Option) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), and recorded a pre-tax income of approximately $3, and recorded a corresponding long term investment. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized a pre-tax impairment loss of approximately $3. The recording of the Put Option and the recognition of the impairment loss resulted in no net impact to the results of operations. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing April 1, 2009 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $160, assuming current funding rules and current plan design;

•	purchase of certain inventory from Flextronics of $45;

•	capital expenditures of approximately $60;

•	costs related to workforce reductions and real estate actions of approximately $170; and

•	reorganization item costs of approximately $167.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2009 from the amounts disclosed as of December 31, 2008 in our 2008 Annual Report, except for where we have applied the accounting for SOP 90-7. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview – Basis of presentation and going concern issues” for more information.

Future Sources of Liquidity

Available support facility

Effective January 14, 2009, due to the Creditor Protection Proceedings, we entered into an agreement with EDC to permit continued access by us to the EDC Support Facility for an interim period to February 13, 2009, for up to $30 of support based on our then estimated requirements over the period. On February 10, 2009, EDC agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. As well, the amending agreement clarified that going forward, the charge over certain of our assets in favour of EDC will extend only to new support provided after January 14, 2009 and rollovers or extensions of pre-existing support made before April 14, 2009. In this agreement, EDC also agreed to waive certain conditions and temporarily refrain from acting with respect to certain events of default relating to the Creditor Protection Proceedings and certain credit rating events. We continue to have ongoing discussions with EDC and potential fronting institutions which issue performance bonds to put in place a more permanent performance bonding facility.

Our obligations under the EDC Support Facility are guaranteed by NNI and as of March 31, 2009, there was approximately $3 of outstanding support utilized under the EDC Support Facility.

Credit Ratings

On January 14, 2009 S&P lowered our Corporate Credit Rating to D from B- and at the same time lowered the ratings on our preferred shares to D from C and following these rating actions has withdrawn all ratings.

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

During the normal course of business, we provide bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. An unwillingness or inability to issue bid and performance related bonds could have a material negative impact on our revenues and gross margin. The contracts that these bonds support generally have terms ranging from one to five years. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. Historically, we have not made material payments under these types of bonds and as a result of the Creditor Protection Proceedings we do not anticipate that we will be required to make any such payments during the pendency of the Creditor Protection Proceedings.

The following table provides information related to these types of bonds as of:

	March 31, 2009	December 31, 2008
Bid and performance-related bonds (a)	$141	$167
Other bonds (b)	54	57

Total bid, performance related and other bonds	$195	$224

(a)	Net of restricted cash and cash equivalents amounts of $7 and $4 as of March 31, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $21 and $7 as of March 31, 2009 and December 31, 2008, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance-related bond will be supported under the EDC Support Facility with expiry dates of up to four years. See “Future Sources of Liquidity–Available support facility” in our 2008 Annual Report.

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed combined and consolidated financial statements are based on the selection and application of accounting policies generally accepted in the U.S., which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract customer support (PCS) is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining PCS term once PCS is the only undelivered element. Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), or based on general revenue recognition guidance as set out in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (SAB 104). This assessment could significantly impact the amount and timing of revenue recognition.

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

Revenue for software and software-related elements is recognized pursuant to SOP 97-2. Software-related elements within the scope of SOP 97-2 are defined in EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, as those explicitly included within paragraph 9 of SOP 97-2 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverable(s) for which a software deliverable is deemed essential to its functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable, using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under SOP 97-2 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

We have a significant deferred revenue balance relative to our combined and consolidated revenue. Recognition of this deferred revenue over time can have a material impact on our consolidated revenue in any period and result in significant fluctuations.

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

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources—Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	March 31, 2009	December 31, 2008	$ Change	% Change
Deferred revenue	$1,160	$1,243	$(83)	(7)
Advance billings	692	751	(59)	(8)

Total deferred revenue	$1,852	$1,994	$(142)	(7)

Total deferred revenue decreased by $142 in the first quarter of 2009 as a result of reductions related to the net release of approximately $77, other adjustments of $8 and foreign exchange fluctuations of $57. The release of deferred revenue to revenue is net of additional deferrals recorded during the first quarter of 2009.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	March 31, 2009	December 31, 2008
Gross accounts receivable	$1,777	$2,227
Provision for doubtful accounts	(43)	(36)

Accounts receivable—net	$1,734	$2,191

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$73	$80
Provision for doubtful accounts	(35)	(37)

Net long-term receivables	$38	$43

Long-term receivables provision as a percentage of gross long-term receivables	48%	46%

Provisions for Inventories

Management must make estimates about the future customer demand for our products when establishing the appropriate provisions for inventories.

When making these estimates, we consider general economic conditions and growth prospects within our customers’ ultimate marketplace, and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs and changes in the geographic mix of our customers. With respect to our provisioning policy, in general, we fully reserve for surplus inventory in excess of demand forecast or that we deem to be obsolete. Generally, our inventory provisions have an inverse relationship with the projected demand for our products. For example, our provisions usually increase as projected demand decreases due to adverse changes in the conditions mentioned above. We have experienced significant changes in required provisions in recent periods due to changes in strategic direction, such as discontinuances of product lines, as well as declining market conditions. A misinterpretation or misunderstanding of any of these conditions could result in inventory losses in excess of the provisions determined to be appropriate as of the balance sheet date.

Our inventory includes certain direct and incremental deferred costs associated with arrangements where title and risk of loss was transferred to customers but revenue was deferred due to other revenue recognition criteria not being met. We have not recorded excess and obsolete provisions against this type of inventory.

The following table summarizes our inventory balances and other related reserves:

	As of
	March 31, 2009	December 31, 2008
Gross inventory	$2,056	$2,104
Inventory provisions	(520)	(481)

Inventories—net (a)	$1,536	$1,623

Inventory provisions as a percentage of gross inventory	25%	23%
Inventory provisions as a percentage of gross inventory excluding deferred costs (b)	52%	49%

(a)	Includes the long-term portion of inventory related to deferred costs of $117 and $146 as of March 31, 2009 and December 31, 2008, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $1,054 and $1,130 as of March 31, 2009 and December 31, 2008, respectively.

Inventory provisions increased by $39 primarily as a result of $71 of additional inventory provisions and $44 related to rebooking of zero value inventory previously removed from our records, partially offset by $50 of scrapped inventory, $15 of previously reserved inventory (including $13 of consigned inventory) and foreign exchange adjustments of $11. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance at December 31, 2008	$180
Payments	(39)
Warranties issued	45
Revisions	(12)

Balance at March 31, 2009	$174

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $17 of revisions impacting cost of revenues, relates to releases, consisting of $16 of warranty releases and $1 of known product defect releases. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

As of March 31, 2009, our deferred tax asset balance was $6,007, against which we have recorded a valuation allowance of $5,984, resulting in a net deferred tax asset of $23. As of December 31, 2008, our net deferred tax asset was $32. The reduction of $9 is primarily attributable to the effects of foreign exchange translation and changes in deferred tax assets for profitable jurisdictions resulting from operations in the ordinary course of business. With the exception of deferred tax assets in Korea and Turkey, we continue to provide a full valuation allowance against our net deferred tax assets.

For the three months ended March 31, 2009, our gross income tax valuation allowance decreased to $5,984 compared to $6,050 as of December 31, 2008. The $66 decrease was largely the result of $144 of additional valuation allowances recorded against the tax benefit of current period losses, deductible temporary differences and investment tax credits in certain jurisdictions, offset by decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with FIN 48 of $75, the impact of foreign currency translation of $114 and prior year adjustments of $21.

Our deferred tax assets are mainly comprised of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France). The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Our expectations about future pre-tax income are based on detailed forecasts through 2011, which are based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we use model forecasts based on market growth rates. The expanding global economic downturn and the commencement of the Creditor Protection Proceedings led us to conclude that the forecasts became less reliable as compared to prior periods. As a result, we are unable to rely on the forecasts as positive evidence to overcome the significant negative evidence and uncertainty. We determined that there was significant negative evidence against a conclusion that the tax benefit of our deferred tax asset was more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, in the year ended December 31, 2008 we recorded a full valuation allowance against our net deferred tax asset in all tax jurisdictions other than in Korea and Turkey.

The following table provides the breakdown of our net deferred tax assets by significant jurisdiction as of March 31, 2009:

	Tax benefit of losses	Net investment tax credits	Other temporary differences	Gross deferred tax asset	Valuation allowance	Net deferred tax asset
Canada	$1,047	$801	$727	$2,575	$(2,575)	$—
United States	570	380	$834	1,784	(1,784)	—
United Kingdom	357	—	$281	638	(638)	—
France	400	—	$20	420	(420)	—
Other	447	4	$139	590	(567)	23

Total	$2,821	$1,185	$2,001	$6,007	$(5,984)	$23

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing applications for Advance Pricing Arrangements (APA). We have requested that the APA currently under negotiation with authorities in Canada, the U.S. and the U.K. apply to the 2001 through 2005 taxation years (2001-2005 APA). The 2001-2005 APA is currently being negotiated by the pertinent taxing authorities. We are in the process of negotiating new bilateral APA requests for tax years 2007 through at least 2010 (the 2007-2010 APA), with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005.

While preparing the 2007-2010 APA application for Canada, the U.S., the U.K. and France we made some adjustments to the economics of our transfer pricing methodology (TPM). The adjustments resulted in decreases to deferred tax assets in the U.K. of $4 for 2006 and 2007. In other jurisdictions, changes resulting from adjustments to the new TPM impacted the level of deferred tax assets with an offset to valuation allowance and no impact to tax expense.

In September 2008, with respect to the 2001-2005 APA under negotiation, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper (Canadian Supplemental Position). We have evaluated the Canadian Supplemental Position and have adopted it under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), as the most likely of the possible outcomes. We believe that the Canadian Supplemental Position provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in a prior U.S. position (U.S. Position) paper. The Canadian Supplemental Position Paper resulted in a decrease as at September 30, 2008 of the deferred tax assets in the U.S. of $345, with a corresponding reduction in the valuation allowance, and an increase in deferred tax assets of $378 in Canada, with a corresponding increase in the valuation allowance. We received verbal communication from the Internal Revenue Service (IRS) in December 2008 stating that a tentative settlement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. We have not received any written communication from the taxing authorities regarding the details of this tentative settlement. We expect the Canadian and U.S. tax authorities to meet to discuss the final settlement position in the next few quarters. We are unsure of the impact, if any, of the Creditor Protection Proceedings on the APA negotiations.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to the 2001-2005 APA. We are uncertain if the U.K. will adopt the Canadian Supplemental Position and therefore we have not recorded any adjustments to the deferred tax assets in the U.K. If adopted, the Canadian Supplemental Position would increase our deferred tax assets in the U.K. by $79 with a corresponding adjustment to the valuation allowance. We expect the U.K. and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA negotiations.

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

Tax Contingencies

We adopted FIN 48 on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $102 as of March 31, 2009, of which $2 is included in liabilities – subject to compromise

Actual income tax expense, income tax assets and liabilities could vary from these FIN 48 estimates due to future changes in income tax laws, significant changes in the jurisdictions in which we operate, or unpredicted results from the final assessment of each year’s liability by various taxing authorities. These changes could have a significant impact on our financial position.

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

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,115, additional income tax liabilities of $44, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $89 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

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

In our ongoing assessment of the expected accounting impact of the settlement of the 2001-2005 APA, we continue to re-evaluate the level of the adjustment made in accordance with FIN 48 to reduce the U.S. gross deferred tax assets and increase the Canadian gross deferred tax assets (with offsetting adjustments to the respective valuations allowances), to reflect our expectation that the more likely than not outcome of the negotiations between the U.S. and Canadian tax authorities related to our 2001-2005 APA would result in a reallocation of tax losses from the U.S. to Canada. We made such adjustments during 2008 to reflect the reallocation of losses from the U.S. to Canada as suggested in the Canadian Supplemental Position paper for the 2001-2005 APA. We believe that it provides a reallocation of losses between the U.S. and Canada that moves toward a compromise of the reallocation provided in the U.S. Position paper.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. We determine the fair value of our reporting units using an income approach; specifically, based on a Discounted Cash Flow (DCF) Model. A market approach may also be used to evaluate the reasonableness of the fair value determined under the DCF Model, but results of the market approach are not given any specific weighting in the final determination of fair value. Both approaches involve significant management judgment and as a result, estimates of value determined under the approaches are subject to change in relation to evolving market conditions and our business environment.

If the carrying amount of a reporting unit exceeds its fair value, step two of the goodwill impairment test requires the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, whether or not previously recognized, resulting in the determination of an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

The fair value of each reporting unit is determined using discounted cash flows. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (EBITDA Multiple Model). The following are the significant assumptions involved in the application of each valuation approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, SG&A expense, R&D expense, capital expenditures, discount rates, terminal growth rates, and estimated selling price of assets expected to be disposed of by sale. To determine fair value, we discount the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of our models and apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into its estimate of fair value. When strategic plans call for the sale of all or an important part of a reporting unit, we estimate proceeds from the expected sale using external information, such as third party bids, adjusted to reflect current circumstances, including market conditions.

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment

At March 31, 2009, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we concluded that events had occurred and circumstances had changed that required us to perform an interim period goodwill impairment test for the reporting unit in our Other segment, Nortel Government Solutions (NGS). Given the nature of the business operations and the decline in the economic outlook, management decided to place significant weighting on the results of the DCF model in establishing the fair value of this reporting unit. The decision was based on a lack of direct comparable companies. The results from step one of the two-step goodwill impairment test indicated that the estimated fair value of NGS was less than the carrying value of its net assets and as such we performed step two of the impairment test for this reporting unit.

In step two of the impairment test, we were required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required us to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in SFAS 142, we completed a preliminary assessment of the expected impact of the step two tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48 that will be subject to adjustment when the step two test is finalized in the quarter ending June 30, 2009.

No goodwill impairment losses were recorded during the first quarter of 2008.

Related Analyses

Prior to the goodwill analysis discussed above, we performed a recoverability test of the long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We included cash flow projections from operations along with cash flows associated with the eventual disposition of the relevant long-lived assets assigned to specific asset groupings, where appropriate. The undiscounted future cash flows, inclusive of estimated proceeds on disposition of the long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded.

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

On January 14, 2009, as a result of the U.K. Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (PPF), assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in our U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes we remeasured our pension obligations related to our U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The ceasing of service cost accruals and changes to key assumptions as a result of the remeasurement resulted in a curtailment gain of approximately $22. As a result of this remeasurement, we changed our U.K. discount rate, a key assumption used in estimating our pension costs. However, this did not result in a change to our weighted average discount rate of 6.4% for all the pension plans from that at December 31, 2008. In addition, we were required to adjust the liability. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $107.

The PPF assessment process can take up to two years, or longer, and will result in the PPF deciding whether it needs to take on the U.K. defined benefit pension plan or whether there are sufficient assets to secure equivalent or greater than PPF benefits through a ‘buy out’ with an insurance company. If the PPF decides it needs to take on the U.K. defined benefit pension plan, the expected claim amount will be significantly more than the carrying amount of the liability.

For 2009, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2009, our discount rate on a weighted-average basis for pension expenses is 6.4% for the defined benefit pension plans and 6.9% for post-retirement benefit plans. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense. For a sensitivity analysis of changes in these assumptions, please refer to our 2008 Annual Report—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits.

At December 31, 2008, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,631, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS 87 and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial gains, before taxes, of $103 included in accumulated other comprehensive loss at the end of 2008. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. With the exception of the U.K. defined benefit pension plan, there were no experience and assumption changes in the first three months of 2009, as we did not have a triggering event that would require a remeasurement.

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) requires us to measure the funded status of our plans as of the date of our year end statement of financial position. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 11, “Employee benefit plans”, to the 2008 Financial Statements.

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

Provisions for Exit Activities

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Workforce reduction costs paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits”. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2009, we had $141 in accruals related to workforce reduction charges and $161 related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our workforce reduction plans. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within our cost of revenues, SG&A and R&D and were previously classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3, “Accounting changes” to the 2008 Financial Statements for a summary of the accounting changes that we have adopted on or after January 1, 2009. The following summarizes the accounting changes and pronouncements we have adopted in the first quarter of 2009:

•

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed combined and consolidated statements of operations. For the quarter ended March 31, 2009, the adoption of SFAS 160 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

•

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. We partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (FSP), SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). We adopted the deferred portion of SFAS 157 on January 1, 2009. The adoption of the deferred portion of SFAS 157 did not have a material impact on our results of operations and financial condition.

•

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R): Effective for fiscal years ending after December 15, 2008, SFAS 158 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30, 2007. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information on our pension and post-retirement plans, see note 11, “Employee benefit plans”, to the accompanying unaudited condensed combined and consolidated financial statements.

•

Derivative Instruments Disclosure: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133” (SFAS 161). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 on January 1, 2009. We have provided the additional information required by SFAS 161 as detailed in note 13 to the accompanying unaudited condensed combined and consolidated financial statements.

•

Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted the provisions of FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our results of operations and financial condition.

•	Collaborative Arrangements: In September 2007, the FASB EITF reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We adopted the provisions of EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on our results of operations and financial condition.

•

Determining Whether an Instrument Is Indexed to an Entity’s Own Stock: In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. We adopted the provisions of EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. We plan to adopt the provisions of FSP FAS 157-4 on April 1, 2009. We are currently assessing the impact of adoption of FSP FAS 157-4.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 provide guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending June 15, 2009. We plan to adopt the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and are currently assessing the impact of adoption.

Outstanding Share Data

As of May 1, 2009, we had 1,460,978,638 common shares outstanding.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of March 31, 2009, the accruals on the condensed balance sheet for environmental matters were $11. Based on information available as of March 31, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Cautionary Notice Regarding Forward-Looking Information

Certain statements in this report may contain words such as “could”, “expect”, “may”, “anticipate”, “believes”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; develop, obtain required approvals for, and implement a plan of reorganization in the U.S. or a plan of compromise or arrangement in Canada; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of its jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; operate within the restrictions and limitations of the current EDC Support Facility or put in place a longer term solution; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; obtain sufficient exit financing to support a plan of reorganization in the U.S. or a plan of compromise or arrangement in Canada; maintain R&D investments; realize full or fair value for any assets or business that may be divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantial consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; operate our business effectively in consultation with the Canadian Monitor, and work effectively with the U.K. Administrators in their Administration of the European businesses the are subject to the U.K. Administration Proceedings; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees and attract new employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any restructuring plan to outstanding Nortel securities; the delisting of NNC common shares from the NYSE; and the potential delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained and expanding economic downturn and extraordinarily volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with Nortel’s suppliers and contract manufacturers including Nortel’s reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in Nortel’s current or planned products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on Nortel’s performance if its expectations regarding market demand for particular products prove to be wrong; potential higher operational and financial risks associated with Nortel’s international operations; a failure to protect Nortel’s intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of Nortel’s information systems; changes in regulation of the Internet or other regulatory changes; Nortel’s potential inability to maintain an effective risk management strategy.

For additional information with respect to certain of these and other factors, see the “Risk Factors” section of this report and of our 2008 Annual Report and other securities filings with the SEC. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Capitalized terms used in this Item 3 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Market Risk

Market risk represents the risk of loss that may impact our combined and consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign currency exchange rates. We maintain risk management control systems to monitor market risks and counterparty risks. These systems rely on analytical techniques including both sensitivity analysis and value-at-risk estimations. We do not hold or issue financial instruments or third party equity securities for trading purposes.

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

Additional disclosure regarding our derivative hedging instruments is included in note 13, “Fair Value”, and note 14, “Commitments”, in the accompanying unaudited condensed combined and consolidated financial statements.

Foreign Currency Exchange Risk

Our most significant foreign currency exchange exposures for the quarter ended March 31, 2009 were in the Canadian Dollar, the British Pound, the Euro and the Korean Won. The net impact of foreign currency exchange fluctuations resulted in a loss of $54 in the first quarter of 2009.

Interest Rate Risk

Our debt is subject to changes in fair value resulting from changes in market interest rates. Historically, and prior to the initiation of our Creditor Protection Proceedings and termination by the financial institutions of our derivative hedging instruments, we had managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate derivative hedging instruments denominated in U.S. Dollars. For example, we had hedged a portion of this exposure using fixed for floating interest rate swaps on the $550 of senior fixed rate notes due 2013 issued by NNL in July 2006 (2013 Fixed Rate Notes). We are no longer able to mitigate this risk through the use of derivative hedging instruments and are now fully exposed to this risk. During the Creditor Protection Proceedings, however, in accordance with SOP 90-7, we will record interest expense only to the extent that (i) interest will be paid during our Creditor Protection Proceedings, or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim.

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

For further information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Annual Report. Other than as noted above, there have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.	Controls and Procedures

Capitalized terms used in this Item 4 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at March 31, 2009. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at March 31, 2009 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, we commenced the Creditor Protection Proceedings and have adopted SOP 90-7. In connection with these events, we have introduced processes to: (1) determine the

Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. Additional process changes may be necessary in the future. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

Creditor Protection Proceedings: As discussed further in “Executive Overview-Creditor Protection Proceedings” in the MD&A section of this report, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. Generally, as a result, substantially all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as substantially all pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2008 Annual Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited condensed combined and consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this report contain words such as “could”, “expect”, “may”, “anticipate”, “will”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described in our 2008 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2008 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2008 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2008 Annual Report have not materially changed.

ITEM 3.	Defaults Upon Senior Securities

Our filings under Chapter 11 of the U.S. Bankruptcy Code and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC listed below. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to July 30, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

Indebtedness	Amount of Arrearage as of March 31, 2009
LIBOR + 4.25% Floating rate Notes due July 15, 2011, issued by NNL and guaranteed by NNC and NNI	$1,000,000,000 in principal, and $23,1767,694 in interest

1.75% Convertible Senior Notes due April 15, 2012, issued by NNC and guaranteed by NNL and NNI	$575,000,000 in principal

10.125% Fixed rate Notes due July 15, 2013, issued by NNL and guaranteed by NNC and NNI	$550,000,000 in principal, and $27,843,750 in interest

2.125% Convertible Senior Notes due April 15, 2014, issued by NNC and guaranteed by NNL and NNI	$575,000,000 in principal

10.75% Fixed rate Notes due July 15, 2016, issued by NNL and guaranteed by NNC and NNI	$1,125,000,000 in principal, and $60,468,750 in interest

6.875% Notes due September 1, 2023, issued by NNL	$200,000,000 in principal, and $6,875,000 in interest

7.875% Notes due June 15, 2026, issued by NNCC and guaranteed by NNL	$150,000,000 in principal

ITEM 5(a).	Other Information

On March 20, 2009, the Canadian Court approved the termination of the Nortel Networks Corporation Change in Control Plan (“CIC Plan”). The CIC Plan is further described under “CIC Plan” in the Executive and Director Compensation section of our 2008 Annual Report.

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

Exhibit No.	Description
10.1	Resolution of the Compensation and Human Resources Committee of the Boards of Nortel Networks Corporation and Nortel Networks Limited dated February 19, 2009 revoking the Compensation and Human Resources Committee Policy on Company Aircraft effective January 22, 2009.

10.2	Nortel Networks Limited Annual Incentive Plan (AIP) as amended on February 20, 2009 with effect from January 1, 2009.

10.3	Nortel Networks Corporation Key Executive Incentive Plan effective as of March 6, 2009.

10.4	Form of Letter Agreement dated March 27, 2009 concerning participation of named executive officers in the Nortel Networks Corporation Key Executive Incentive Plan and Named Executive Officer Maximum Payout Range.

*10.5	Second Amended and Restated Short-Term Support Agreement dated as of April 24, 2009 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated April 28, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the President and Chief Executive Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PAVITER S. BINNING	/s/ PAUL W. KARR
PAVITER S. BINNING Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	PAUL W. KARR Controller

Date: May 11, 2009