Form 10-Q
period 2009-06-30
NORTEL NETWORKS LTD
filed 2009-08-10
CIK 1119664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009.

1,460,978,638 shares of common stock without nominal or par value

		PAGE
	PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Combined and Consolidated Financial Statements (unaudited)	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	66

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	129

ITEM 4.	Controls and Procedures	130

	PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	132

ITEM 1A.	Risk Factors	133

ITEM 6.	Exhibits	134

SIGNATURES		135

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, the Globemark, NT, NORTEL GOVERNMENT SOLUTIONS and PASSPORT are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of their respective owners.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	Condensed Combined and Consolidated Financial Statements (unaudited)

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Products	$1,703	$2,288	$3,173	$4,759
Services	269	334	532	621

Total revenues	1,972	2,622	3,705	5,380

Cost of revenues:
Products	1,074	1,319	2,042	2,775
Services	143	172	285	325

Total cost of revenues	1,217	1,491	2,327	3,100

Gross profit	755	1,131	1,378	2,280

Selling, general and administrative expense	436	575	962	1,172
Research and development expense	299	437	637	854
Amortization of intangible assets	11	11	21	23
Goodwill impairment	—	—	48	—
Special charges	—	67	—	155
Gain on sales of businesses and assets	(15)	(2)	(26)	(4)
Other operating expense (income)—net (note 5)	4	(8)	(9)	5

Operating earnings (loss)	20	51	(255)	75

Other income (expense)—net (note 5)	6	1	(94)	—
Interest and dividend income	—	34	—	72
Interest expense (contractual interest expense for three and six months ended June 30, 2009 was $71 and $145 respectively)
Long-term debt	(68)	(59)	(138)	(118)
Other	—	(3)	(1)	(9)

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings of associated companies	(42)	24	(488)	20
Reorganization items—net (note 4)	(150)	—	(1,338)	—

Earnings (loss) from operations before income taxes, and equity in net earnings of associated companies	(192)	24	(1,826)	20
Income tax expense	(61)	(62)	(68)	(98)

Loss from operations before equity in net earnings of associated companies	(253)	(38)	(1,894)	(78)
Equity in net earnings of associated companies—net of tax	1	1	1	2

Net loss	$(252)	$(37)	$(1,893)	$(76)
Income attributable to noncontrolling interests	(9)	(46)	(30)	(113)

Net loss attributable to Nortel Networks Limited	$(261)	$(83)	$(1,923)	$(189)

Preferred dividends	—	9	—	20
Net loss applicable to common shares	$(261)	$(92)	$(1,923)	$(209)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,555	$2,390
Short-term investments	6	65
Restricted cash and cash equivalents	89	26
Accounts receivable—net	1,569	2,191
Inventories—net	1,128	1,477
Deferred income taxes—net	17	44
Other current assets	535	454
Assets held for sale (note 7)	248	—

Total current assets	6,147	6,647

Investments	138	127
Plant and equipment—net	1,066	1,271
Goodwill	131	180
Intangible assets—net	123	143
Deferred income taxes—net	13	12
Other assets	238	458

Total assets	$7,856	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Trade and other accounts payable	$330	$1,065
Payroll and benefit-related liabilities	422	452
Contractual liabilities	144	213
Restructuring liabilities	87	146
Other accrued liabilities (note 5)	1,694	2,662
Long-term debt due within one year	3	19
Liabilities held for sale (note 7)	333	—

Total current liabilities	3,013	4,557

Long-term liabilities
Long-term debt	93	3,351
Deferred income taxes—net	9	11
Other liabilities (note 5)	736	2,948

Total long-term liabilities	838	6,310
Liabilities subject to compromise (note 18)	8,027	—

Total liabilities	11,878	10,867

Guarantees, commitments, contingencies and subsequent events (notes 13, 15, 20 and 2,12 and 21, respectively)

SHAREHOLDERS’ DEFICIT
Preferred shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 30,000,000 as of June 30, 2009 and December 31, 2008, respectively.	536	536
Common shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 1,460,978,638 as of June 30, 2009 and December 31, 2008, respectively.	—	—
Additional paid-in capital	23,801	23,699
Accumulated deficit	(27,758)	(25,834)
Accumulated other comprehensive loss	(880)	(716)

Total Nortel Networks Limited shareholders’ deficit	(4,301)	(2,315)
Noncontrolling interests	279	286

Total shareholders’ deficit	(4,022)	(2,029)

Total liabilities and shareholders’ deficit	$7,856	$8,838

The accompanying notes are an integral part of these condensed combined and consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Combined and Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Six months ended June 30,
	2009	2008
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Limited	$(1,923)	$(189)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	155	165
Goodwill impairment	48	—
Non-cash portion of cost reduction activities	5	11
Equity in net earnings of associated companies—net of tax	(1)	(2)
Share-based compensation expense	100	42
Deferred income taxes	20	47
Pension and other accruals	83	60
Loss (gain) on sales and write downs of investments, businesses and assets—net	(25)	6
Income attributable to noncontrolling interests—net of tax	30	113
Reorganization items—non cash	1,280	—
Other—net	19	(32)
Change in operating assets and liabilities	341	(1,232)

Net cash from (used in) operating activities	132	(1,011)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(26)	(87)
Proceeds on disposals of plant and equipment	87	—
Change in restricted cash and cash equivalents	(57)	9
Decrease in short and long-term investments	40	—
Acquisitions of investments and businesses—net of cash acquired	—	(32)
Proceeds from the sales of investments and businesses and assets—net	24	26

Net cash from (used in) investing activities	68	(84)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(7)	(21)
Capital repayment to noncontrolling interests	(29)	—
Increase in notes payable	30	78
Decrease in notes payable	(76)	(70)
Proceeds from issuance of long-term debt	—	668
Debt issuance costs	—	(13)
Repayments of capital lease obligations	(8)	(11)

Net cash from (used in) financing activities	(90)	631

Effect of foreign exchange rate changes on cash and cash equivalents	55	1

Net increase (decrease) in cash and cash equivalents	165	(463)
Cash and cash equivalents at beginning of the period	2,390	3,526

Cash and cash equivalents at end of the period	$2,555	$3,063

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

Combined and Consolidated Financial Statements

The financial statements as at December 31, 2008 and for the three and six months ended June 30, 2008 have been presented on a consolidated basis. After consideration of the guidance available in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), the financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 have been presented on a combined and consolidated basis.

SOP 90-7, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to Nortel, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings (as defined in note 2) must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted SOP 90-7 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

As further described in note 2, beginning on January 14, 2009 Nortel and certain of its subsidiaries in Canada, the U.S., and in certain Europe, Middle East and Africa (“EMEA”) countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the U.K. and subsequently in Israel. Notwithstanding these filings, other than with respect to the EMEA subsidiaries which filed for creditor protection (the EMEA Debtors, as defined in note 2), Nortel continues to exercise control over its subsidiaries located in Canada, the U.S., CALA and Asia, and those subsidiaries in EMEA that are not included in the U.K. Administration Proceedings and Israeli Administration Proceedings (as defined in note 2), and these condensed financial statements are prepared on a consolidated basis with respect to those subsidiaries. However, as the U.K Administrators and Israeli Administrators (each as defined in note 2) exhibit certain elements of control over the EMEA Debtors and Israeli

Debtors particularly with respect to the transfer of cash between legal entities (especially across jurisdictions), the potential sale of certain assets, and certain employee related matters, Nortel’s ability to exercise certain elements of control has been inhibited. Based on its review of the applicable accounting guidance, Nortel concluded that as it does not have all elements of control over the EMEA Debtors, it is precluded from consolidating such subsidiaries in these condensed financial statements.

In accordance with SFAS 160, Nortel has determined that it is appropriate to prepare combined financial statements, instead of preparing separate financial statements, including the EMEA Debtors, as all the EMEA Debtors are deemed to be under common management with Nortel and its consolidated subsidiaries. Nortel considered several factors in assessing common management, including: (i) the intellectual property (IP) used by the EMEA Debtors and the Israeli Debtors is substantially owned by Nortel and the EMEA Debtors’ business cannot operate without such IP; (ii) Nortel continues to operate on a business segment basis that does not for purposes of this analysis align with legal entities, requiring the businesses to operate across regions consistent with its practice prior to the Creditor Protection Proceedings (as defined in note 2); (iii) the U.K. Administrators’ indication that they will work closely, as disclosed in the U.K. Administrators’ Statement of Proposals (February 2009), with Nortel, the Canadian Monitor and the U.S. Creditors’ Committee, (each as defined in note 2) in order to facilitate the Creditor Protection Proceedings; and (iv) management of Nortel and its consolidated entities generally continues to make the significant hiring, termination, compensation, operational, (including contracting), and budgeting decisions in working with the U.K. Administrators.

In accordance with SFAS 160, the EMEA Debtors and the Israeli Debtors were deconsolidated prior to being combined with no impact on these condensed financial statements as it was not determinable that the carrying values of the net liabilities differed materially from their estimated fair values and, due to Nortel and its subsidiaries continuing involvement with the EMEA Debtors and the Israeli Debtors including Nortel’s guarantee of the U.K. pension liability (see note 2), the net liabilities should continue to be included in the condensed financial statements.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2009 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed combined and consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2008 Annual Report”).

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether Nortel will be able to continue as a going concern. The unaudited condensed combined and consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings, except as disclosed above and in notes 3 and 4. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed combined and consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate the businesses by renewing and seeking to grow business with existing customers, competing for new customers, continuing significant R&D investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. Nortel has also continued its focus on cost containment and cost reduction initiatives during this time. It is Nortel’s intention to continue to operate its businesses in this manner to maintain and maximize the value of its businesses until they are sold. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed combined and consolidated financial statements.

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

Recent accounting pronouncements

(i)	In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 revises SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of SFAS 166 on January 1, 2010. Nortel is currently assessing the impact of adoption of SFAS 166.

(ii)	In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). SFAS 167 revises FIN 46, “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. SFAS 167 is effective for interim and annual periods after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of SFAS 167 on January 1, 2010. Nortel is currently assessing the impact of adoption of SFAS 167.

(iii)	In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB statement 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and will require more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2008 and will be applied prospectively. Nortel plans to adopt the provisions of FSP FAS 132(R)-1 for the year ending December 31, 2009. Nortel is currently assessing the impact of adoption of FSP FAS 132(R)-1.

2. Creditor protection proceedings

On January 14, 2009, after extensive consideration of all other alternatives, with the unanimous decision of the Board of Directors after thorough consultation with advisors, Nortel initiated creditor protection proceedings under the respective restructuring regimes of Canada, the U.S. and the United Kingdom. Nortel’s affiliates based in Asia, including LG-Nortel Co. Ltd. (“LGN”), in the Central and Latin America (“CALA”) region and the Nortel Government Solutions (NGS) business, are not included in these proceedings. At this point in the Creditor Protection Proceedings, Nortel is focused on maximizing value for its stakeholders. On June 19, 2009 Nortel announced that it was advancing in discussions with external parties to sell its businesses. On June 19, 2009, Nortel also announced a stalking horse asset sale agreement with Nokia Siemens Networks B.V. (“NSN”) for the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets. On July 24, 2009, in accordance with court approved procedures, Nortel concluded a successful auction for these assets and executed a formal asset sale agreement for the sale of substantially all of its CDMA business and LTE Access assets with Telefonaktiebolaget LM Ericsson (“Ericsson”), who emerged as the successful bidder with a purchase price of $1,130 subject to purchase price adjustments under certain circumstances. On July 20, 2009 Nortel announced stalking horse and other sale agreements with Avaya Inc. (“Avaya”) for the planned sale of substantially all of the assets of the Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions (“NGS”) and DiamondWare, Ltd., for a purchase price of $475, subject to an auction process and certain purchase price adjustments. Nortel continues to advance in its discussions with external parties to sell its other businesses. To provide maximum flexibility Nortel has also taken appropriate steps to complete the move to organizational standalone businesses. Nortel will assess other restructuring alternatives for these businesses in the event it is unable to maximize value through sales.

On August 10, 2009, Nortel announced that it was at a natural transition point resulting in a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of its businesses and other restructuring activities. Effective August 10, 2009, President and Chief Executive Officer (“CEO”) Mike Zafirovski will step down. Also effective August 10, 2009, the Boards of Directors of NNC and Nortel will reduce from nine to three members: John A. MacNaughton, Jalynn H. Bennett and David Richardson, with Mr. Richardson serving as Chairperson. These individuals will also serve as members of NNC’s and Nortel’s audit committees.

In connection with these changes Nortel will be seeking Canadian Court approval for the Canadian Monitor, to take on an enhanced role with respect to the oversight of the business, sales processes and other restructuring activities under the CCAA Proceedings (as defined below). Further, Nortel is in the process of identifying a principal officer for the U.S. Debtors who will work in conjunction with the U.S. Creditors’ Committee (as defined below), Bondholder Group (as defined below), and the Canadian Monitor, which appointment will be subject to the approval of the U.S. Court (as defined below).

Nortel is also establishing a streamlined structure that will enable it to effectively continue to serve its customers, and also facilitate the sales of its businesses and integration processes with acquiring companies as well as continue with its restructuring activities. Nortel’s business units will report to the Chief Restructuring Officer (“CRO”), Pavi Binning. The mergers and acquisitions teams will continue their work under the Chief Strategy Officer, George Riedel. Nortel Business Services (“NBS”) will continue to be led by Joe Flanagan and continue to serve the transitional operations needs of Nortel’s businesses as they are sold to ensure customer and network service levels are maintained throughout the sale and integration processes. A core Corporate Group is being established that will be primarily responsible for the management of ongoing restructuring activities during the sales process as well as post business dispositions. This group will be lead by John Doolittle, formerly Nortel’s Treasurer. These leaders will report to the Nortel and NNC Boards of Directors, the Canadian Monitor (as defined below) and the proposed U.S. principal officer.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), NNC, Nortel and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to October 30, 2009 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (“Canadian Monitor”). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until October 30, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S., to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

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

•

Second, a charge, ranking pari passu with the aforementioned administration charge, in favor of Goldman, Sachs & Co. (“Goldman”), on the proceeds of any sale of Nortel’s interest in LGN, as security for the full amount of fees and expenses payable to Goldman pursuant the terms of its agreement with Nortel to act as financial advisor to Nortel in connection with such sale;

•

Third, the Carling facility charges, in favor of Nortel Networks Inc. (“NNI”) as security for amounts owed by Nortel and Nortel Networks Technology Corporation (“NNTC”) to NNI with respect to a post-Petition Date intercompany revolving loan agreement (“NNI Loan Agreement”), against the fee simple interest of NNTC and the leasehold interest of Nortel in the real property located at 3500 Carling Avenue, Labs 1-10, Ottawa, Ontario, such charge not to exceed the amount of any such loan plus related interest and fees;

•

Fourth, a charge in favor of NNI against all of the property of the Canadian Debtors as security for a contingent payment of up to $26 payable by Nortel to NNI in the event it is determined that payments made by NNI for certain corporate overhead and research and development services provided by Nortel to the U.S. Debtors from the Petition Date to September 30, 2009 exceed the amount actually due for such services.

•

Fifth, the directors’ charge, against all property of the Canadian Debtors in an amount not exceeding CAD$90, as security for their obligation to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings, and legal fees and expenses of their counsel in connection with the CCAA Proceedings;

•

Sixth, in addition to the Carling facility charges, a charge on the property of each of the Canadian Debtors, in favor of NNI as security for each Canadian Debtors’ obligations under the NNI Loan Agreement (subject to the requirement that such charge shall only be enforceable pending further order of the Canadian Court); and

•

Seventh, the intercompany charge, in favor of any U.S. Debtor (as defined below) that has made or may make a post-Petition Date intercompany loan or other transfer (including of goods or services) to one or more of the Canadian Debtors (including amounts owed by Nortel to NNI on the Petition Date under a certain intercompany loan agreement) against the property of the Canadian Debtor that receives such loan or transfer, to secure payments or repayments relating thereto, such charge not to exceed the amount of any such loan or transferred goods or services, plus related interest and fees. The intercompany charge also covers amounts owing in respect of post-Petition Date trade with the EMEA Debtors and any amounts advanced by Nortel to NNTC following the Petition Date.

•

Eighth, a charge, ranking pari passu with the aforementioned intercompany charge, in favor of Nortel Networks UK Limited (“NNUK”) against all of the property of the Canadian Debtors as security for two $10 payments payable by Nortel to NNUK out of the allocation of sale proceeds Nortel actually receives from future material asset sales, so long as Nortel’s post-adjustment allocation for each such sale is at least $30 and certain liquidity conditions are satisfied.

Chapter 11 Proceedings

Also on the Petition Date, NNI, Nortel Networks Capital Corporation (“NNCC”) and certain other of Nortel’s U.S. affiliates (“U.S. Debtors”), other than Nortel Networks (Cala) Inc. (“NNCI”), filed voluntary petitions under Chapter 11 with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and Nortel as borrower with an initial advance to Nortel of $75, to support Nortel’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI, a U.S. based subsidiary that operates in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). Nortel’s management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings (as defined below), and the Debtors’ ability to operate.

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

Administration Proceedings

Also on the Petition Date, certain of Nortel’s EMEA affiliates (“EMEA Debtors”) made consequential filings and each obtained an administration order from the English High Court of Justice (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey. Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On

January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a stay in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

On May 28, 2009, at the request of the U.K. Administrators of Nortel Networks S.A. (“NNSA”), the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA. The secondary proceedings consist of liquidation proceedings during which NNSA will continue to operate as a going concern for an initial period of three months subject to extension upon the approval of the French Court. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French Administrator has been appointed (“French Administrator”) and is in charge of the day-to-day affairs and continuing business of NNSA and a French Liquidator has also been appointed (“French Liquidator”) who is in charge of the sale process of the business of NNSA.

The Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the Debtors; the CCAA Proceedings, the Chapter 11 Proceedings, the U.K. Administration Proceeding, the Israeli Administration Proceedings and the French Administration Proceedings are together referred to as the Creditor Protection Proceedings.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009 NNC announced that it, Nortel, and certain of NNC’s other subsidiaries, including NNI, had entered into a stalking horse asset sale agreement with NSN for the sale of substantially all of its CDMA business and LTE Access assets for $650, subject to purchase price adjustments under certain circumstances. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was held on July 24, 2009. Ericsson emerged as the successful bidder for the sale of substantially all of its CDMA business and LTE Access assets for a purchase price of $1,130, subject to certain purchase price adjustments. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. Closing is expected to occur later this year and is subject to regulatory and other customary closing conditions. As part of this agreement, a minimum of 2,500 Nortel employees supporting the CDMA and LTE Access business are expected to receive offers of employment from Ericsson. The related CDMA and LTE Access assets and liabilities have been classified as held for sale at June 30, 2009. The related CDMA and LTE Access financial results have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. GAAP. In connection with this transaction, Nortel and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Enterprise Solutions Business

On July 20, 2009 NNC announced that it, Nortel and certain of NNC’s other subsidiaries, including NNI and NNUK, have entered into a “stalking horse” asset and share sale agreement with Avaya for its North American, CALA and Asian ES business; and an asset sale agreement with Avaya for the EMEA portion of its ES business for a purchase price of $475 subject to purchase price adjustments under certain circumstances. These agreements include the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd.

Nortel filed the stalking horse asset and share sale agreement with the U.S. Court along with a motion seeking the establishment of bidding procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. A similar motion for the approval of the bidding procedures has been filed with the Canadian Court. Nortel obtained Canadian Court and U.S. Court approval for the bidding procedures on August 4, 2009. Competing bids are required to be submitted by September 4, 2009 and an auction with the qualified bidders is scheduled for September 11, 2009. Following completion of the bidding process, final approval of the U.S. and Canadian courts will be required.

Save for in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel.

As a result of the court approvals outlined above, Nortel has begun the process of identifying the individual assets and liabilities as of June 30, 2009 that are expected to be included as part of the sale transaction. These assets and liabilities will be classified as assets held for sale in the third quarter of 2009.

LGN Joint Venture

On May 27, 2009 Nortel announced that it has decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, the Korean joint venture with LG Electronics, Inc. (“LGE”). Nortel’s affiliates based in Asia including LGN have not filed for creditor protection; however, pursuant to its ongoing creditor protection proceedings, Nortel filed a motion with the Canadian Court and received approval of a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (“NNIF”), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (“Netas”), a publicly traded Turkish company, as part of the ongoing restructuring of Nortel.

Further Divestitures

The Creditor Protection Proceedings may result in additional sales or divestitures, but Nortel can provide no assurance that it will be able to complete any sale or divestiture on acceptable terms or at all. On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its other businesses. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors can generally take similar actions with the approval of the Canadian Monitor. In France, the French Administrator and French Liquidator have the ability to deal with assets of de minimis value in a similar way under statute. There is no formal concept of “abandonment of assets with a de minimis value” in the U.K. Administration Proceedings, although the U.K. Administrators will ordinarily not take any steps to deal with assets where there is no benefit to creditors in them doing so. As Nortel continues to advance in discussions to sell its other businesses, it will consult with the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Jurisdictional Analysis

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

Business Operations

During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to engage with its existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and Nortel’s divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, Nortel established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and in the case of NNSA, the French Administrator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved the establishment of a claims process in the U.S. for claims that arose prior to Petition Date. Under this claims process, proof of claims must be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC, by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

On July 30, 2009, Nortel announced that the Canadian Court approved the establishment of a claims process in Canada in connection with the CCAA Proceedings. Under this claims process, proof of claims other than “Compensation Claims” must be received by the Canadian Monitor, Ernst & Young Inc., by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

In relation to NNSA, claims must be submitted to the French Administrator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors.

In relation to the Israeli Debtors, the Israeli Court determined that claims should be submitted to the Israeli Administrators by no later than July 26, 2009.

The unaudited condensed combined and consolidated financial statements for the quarterly period ended June 30, 2009 do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. Currently, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are reviewing all claims filed and are beginning the claims reconciliation process.

Interim Funding and Settlement Agreement

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits and losses, and certain costs, among the corporate group. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (TPA payments). Other than one $30 payment made by NNI to Nortel in respect of amounts that Nortel believes are owed in connection with the transfer pricing agreement, TPA payments had been suspended since the Petition Date. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into an Interim Funding and Settlement Agreement (“IFSA”) dated June 9, 2009 under which NNI will pay $157 to Nortel, in four installments during the period ending September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by Nortel to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (save for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). There can be no assurance that this funding will be sufficient to fund the Canadian Debtors’ operations during this period. Further arrangements will be necessary in order to address Nortel liquidity needs for periods subsequent to September 30, 2009 as the IFSA provides funding through this date and there can be no assurance that the Canadian Debtors will be able to arrange additional funding sufficient to fund operations post-September 30, 2009.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, Nortel entered into an agreement with Export Development Canada (“EDC”) (“Short-Term Support Agreement”) to permit continued access by Nortel to the EDC support facility (“EDC Support Facility”), for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. On June 18, 2009, Nortel and EDC entered into a further amendment to the Short-Term Support Agreement and a cash collateral agreement (“Cash Collateral Agreement”). Pursuant to the current Short-Term Support Agreement as amended, continued access by Nortel to the EDC Support Facility is at the sole discretion of EDC. Nortel has provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. On July 28, 2009, Nortel and EDC entered into a further amendment to the Short-Term Support Agreement to extend the interim period to October 30, 2009.

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by Nortel, NNC, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to October 30, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, Nortel announced that it had entered into an amendment to arrangements (“Amending Agreement”) with a major supplier, Flextronics Telecom Systems, Ltd. (“Flextronics”). Under the terms of the amendment, Nortel agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified Nortel of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Following subsequent negotiations, Nortel has resolved all ongoing disputes and issues relating to the interpretation of the Amending Agreement and has confirmed, among other things, its obligation to purchase inventory in accordance with existing plans of record of $25. In addition, one of the supplier agreements with Flextronics will not terminate on July 12, 2009, as originally referenced in the Amending Agreement, but instead has been extended to December 2009, with a further extension for certain products to July 2010.

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

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (“D&O Trust”) in the amount of approximately CAD$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

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

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, Nortel announced a workforce reduction plan. Under this plan, Nortel intends to reduce its global workforce by approximately 5,000 net positions. Nortel has commenced and will continue to implement these reductions, in accordance with local country legal requirements. During the three months ended June 30, 2009, Nortel undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. For further information, refer to notes 9 and 10. In addition, Nortel expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings.

Nortel also announced on February 25, 2009 several changes to its employee compensation programs. Upon the recommendation of management, its Board of Directors approved no payment of bonuses under the Nortel Annual Incentive Plan (AIP) for 2008. Nortel is continuing its AIP in 2009 for all eligible full- and part-time employees. The plan has been modified to permit quarterly rather than annual award determinations and payouts, if any. This will provide a more immediate incentive for employees upon the achievement of critical shorter-term corporate performance objectives, including specific operational metrics in support of customer service levels, as we work through the Creditor Protection Proceedings. Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings and Nortel has since implemented such plans. See “Key Executive Incentive Plan and Key Employee Retention Plan” in the Executive and Director Compensation section of Nortel’s 2008 Annual Report for further information with respect to its key employee incentive and retention programs for employees in North America, CALA and Asia. On March 20, 2009, Nortel obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan. For further information on this plan, see “CIC Plan” in the Executive and Director Compensation section of Nortel’s 2008 Annual Report.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested. Nortel sought this approval given the decreased value of Nortel Networks common shares (“NNC common shares”) and the administrative and associated costs of maintaining the plans to Nortel as well as the plan participants. See note 20, “Share-based compensation plans”, to the audited financial statements that accompany Nortel’s 2008 Annual Report and note 18 in this report, for additional information about Nortel’s share-based compensation plans.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of SOP 90-7 and represent the unaudited condensed combined financial statements for the Debtors excluding NNC and its subsidiaries other than NNL and its subsidiaries (the “NNL Debtors”). Such statements include separate columnar presentations for the Canadian Debtors and U.S. Debtors both of which exclude NNC and its subsidiaries other than NNL and its subsidiaries, and EMEA Debtors to provide information that may be useful to the users of these financial statements. For the purposes of the condensed combined debtor financial statements and other disclosures contained below, the columnar presentation for the EMEA Debtors includes the Israeli Debtors. In addition, such presentation facilitates the combined presentation of the deconsolidated EMEA Debtors. Non-Debtor subsidiaries and affiliates are treated as non-consolidated affiliates in these financial statements and as such their net income (loss) is included as “Equity income (loss) from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet.

Included in the accompanying NNL Debtors’ financial statements is the EMEA Debtors’ balance sheet as of June 30, 2009, and statement of operations and cash flows for the three and six months ended June 30, 2009. The EMEA Debtors have been deconsolidated as of the Petition Date. See note 1 for further disclosure about the deconsolidation and combination of the EMEA Debtors’ accounts.

Intercompany Transactions

Intercompany transactions and balances amongst the NNL Debtors are included in each of the individual NNL Debtor’s balance sheet, income statement and cash flow columns and have been eliminated in combination. At June 30, 2009, the Canadian NNL Debtors have a negative investment in the EMEA Debtors’ underlying net liabilities, which are recorded at their carrying values as it was not determinable that such carrying value differs materially from the estimated fair value. This negative investment account has been eliminated in combination. Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the NNL Debtors’ financial statements.

Guarantees

Included in the accompanying Canadian Debtors’ financial statement columns is an accrual of approximately $647 representing Nortel’s best estimate of the probable claim for the guarantee of the EMEA Debtors’ unfunded pension liability (“Pension Guarantee”). Nortel has irrevocably and unconditionally guaranteed Nortel Networks UK Limited’s punctual performance under the U.K. Defined Benefit Pension Plan funding agreement. Although some guarantee exposures are redundant to liabilities elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with SOP 90-7.

In addition, an accrual of $3,935 has been made in the U.S. Debtors financial statement columns for NNI’s guarantee of the NNC and NNL outstanding long-term debt arrangements. NNI has fully and unconditionally guaranteed the NNC and NNL issuances of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (each as defined in note 22). In addition, Nortel has recognized $150 arising from a guarantee of long-term debt of NNCC. Collectively, these guarantees are the “Debt Guarantees”. Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with SOP 90-7.

The Pension Guarantee and Debt Guarantees have been recorded as liabilities subject to compromise and reorganization expenses in the respective financial statement columns and have been eliminated on combination except for $1,155 representing NNI’s guarantee of the Convertible Notes issued by NNC. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and six months ended June 30, 2009, Nortel has continued to accrue for interest expense of $64 and $129, respectively, in its normal course of operations related to debt issued by Nortel in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with SOP 90-7, interest expense in the U.S. incurred post-Petition Date is not recognized, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed combined and consolidated financial statements. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy the interest obligations of the Debtors.

Foreign Currency Denominated Liabilities—Canada

SOP 90-7 requires pre-petition liabilities of the Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be denominated at the exchange rate in effect as of the Petition Date unless otherwise provided by a court-approved plan. A court-approved plan would be subject to creditor approval prior to the Canadian Court’s approval. Given the impact that fixing exchange rates may have on the amounts ultimately settled, the Nortel believes there is uncertainty as to whether a plan which fixes the applicable exchange rate at the Petition Date would be approved. Accordingly, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange but rather will continue to be accounted for in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

Cash Restrictions

The movement of cash to and from each of the Debtors is permitted for transactions conducted in the normal course, but is restricted for other purposes such as intercompany cash advances and loans, except where such intercompany advances and loans are permitted by the U.S. Court and Canadian Court and/or the U.K. Administrators.

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Three months ended June 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Product revenues:
Third party	$115	$745	$264	$—	$1,124
Non-Debtor subsidiaries	35	28	37	—	100
Inter-Debtor	247	73	14	(334)	—
Service revenues (Third party)	15	139	68	—	222

Total revenues	412	985	383	(334)	1,446
Product cost of revenues:
Third party	80	293	197	—	570
Non-Debtor subsidiaries	13	29	31	—	73
Inter-Debtor	104	236	14	(354)	—
Service cost of revenues (Third party)	6	86	49	—	141

Total cost of revenues	203	644	291	(354)	784

Gross profit	209	341	92	20	662

Selling, general and administrative expense	68	156	127	(3)	348
Research and development expense	136	109	36	—	281
Other charges	(4)	(3)	—	—	(7)
(Gain) loss on sales of businesses and assets	(11)	1	—	—	(10)
Other operating expense (income)—net	—	3	—	—	3

Operating earnings (loss)	20	75	(71)	23	47
Other income (expense)—net	(18)	(56)	(115)	136	(53)
Interest expense
Long-term debt	(63)	(2)	—	—	(65)
Other	(2)	—	—	2	—

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings of associated companies	(63)	17	(186)	161	(71)
Reorganization items—net	(56)	(57)	(36)	(2)	(151)

Loss from operations before income taxes and equity in net earnings of associated companies	(119)	(40)	(222)	159	(222)
Income tax benefit (expense)	6	(11)	(34)	—	(39)

Loss from operations before equity in net earnings of associated companies	(113)	(51)	(256)	159	(261)
Equity in net earnings (loss) of associated companies—net of tax	(7)	1	—	149	143

Net loss attributable to Debtors, including noncontrolling interests	(120)	(50)	(256)	308	(118)
Equity income (loss) from non-Debtor subsidiaries—net of tax	(141)	(58)	3	53	(143)
Earnings attributable to noncontrolling interests in Debtors	—	—	—	—	—

Net loss attributable to Nortel Networks Limited	$(261)	$(108)	$(253)	$361	$(261)

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Six months ended June 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Product revenues:
Third party	$253	$1,359	$516	$—	$2,128
Non-Debtor subsidiaries	94	76	63	—	233
Inter-Debtor	491	134	25	(650)	—
Service revenues (Third party)	29	270	137	—	436

Total revenues	867	1,839	741	(650)	2,797
Product cost of revenues:
Third party	145	679	380	—	1,204
Non-Debtor subsidiaries	26	73	54	—	153
Inter-Debtor	189	478	3	(670)	—
Service cost of revenues (Third party)	14	164	100	—	278

Total cost of revenues	374	1,394	537	(670)	1,635

Gross profit	493	445	204	20	1,162

Selling, general and administrative expense	199	468	282	(30)	919
Research and development expense	296	250	62	—	608
Other charges	(6)	(2)	—	—	(8)
(Gain) loss on sales of businesses and assets	(18)	(1)	(4)	—	(23)
Other operating expense (income)—net	—	6	1	—	7

Operating earnings (loss)	22	(276)	(137)	50	(341)
Other income (expense)—net	(105)	143	(134)	(63)	(159)
Interest expense
Long-term debt	(127)	(5)	(1)	—	(133)
Other	(4)	(2)	(1)	4	(3)

Loss from operations before reorganization items, income taxes and equity in net earnings of associated companies	(214)	(140)	(273)	(9)	(636)
Reorganization items—net	(767)	(3,974)	(80)	3,480	(1,341)

Loss from operations before income taxes and equity in net earnings of associated companies	(981)	(4,114)	(353)	3,471	(1,977)
Income tax benefit (expense)	1	(12)	(36)	—	(47)

Loss from operations before equity in net earnings of associated companies	(980)	(4,126)	(389)	3,471	(2,024)
Equity in net earnings of associated companies—net of tax	(922)	1	2	1,042	123

Net loss attributable to Debtors, including noncontrolling interests	(1,902)	(4,125)	(387)	4,513	(1,901)
Equity income (loss) from non-Debtor subsidiaries—net of tax	(21)	(138)	20	117	(22)
Earnings attributable to noncontrolling interests in Debtors	—	—	—	—	—

Net loss attributable to Nortel Networks Limited	$(1,923)	$(4,263)	$(367)	$4,630	$(1,923)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Millions of U.S. Dollars)

	June 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$166	$753	$720	$—	$1,639
Short-term investments	—	6	—	—	6
Restricted cash and cash equivalents	41	9	30	—	80
Accounts receivable—net:
Third parties	78	417	283	—	778
Non-Debtor subsidiaries and inter-Debtor	448	137	31	—	616
Debtor subsidiaries	595	502	39	(1,136)	—
Inventories—net	45	288	502	—	835
Other current assets	129	124	123	(3)	373
Assets held for sale	39	192	—	—	231

Total current assets	1,541	2,428	1,728	(1,139)	4,558
Investments	6	42	—	—	48
Investments in non-Debtor / Debtor subsidiaries	805	31	(775)	2,101	2,162
Plant and equipment—net	411	298	140	—	849
Intangible assets—net	2	22	10	—	34
Deferred income taxes—net	—	—	2	—	2
Other assets	104	56	56	—	216

Total assets	$2,869	$2,877	$1,161	$962	$7,869

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Trade and other accounts payable	$20	$51	$44	$—	$115
Trade and other accounts payable to non-Debtor subsidiaries	116	16	11	—	143
Trade and other accounts payable to Debtor subsidiaries	146	252	40	(438)	—
Payroll and benefit-related liabilities	87	173	73	—	333
Contractual liabilities	3	16	12	—	31
Restructuring liabilities	—	8	68	—	76
Other accrued liabilities	174	498	594	(3)	1,263
Liabilities held for sale	15	299	—	—	314

Total current liabilities	561	1,313	842	(441)	2,275
Long-term liabilities
Deferred income taxes—net	—	—	2	—	2
Other liabilities	159	197	158	—	514

Total long-term liabilities	159	197	160	—	516
Liabilities subject to compromise	6,171	5,815	1,816	(4,702)	9,100

Total liabilities	6,891	7,325	2,818	(5,143)	11,891

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(4,022)	(4,448)	(1,657)	6,105	(4,022)
Noncontrolling interests in Debtors	—	—	—	—	—

Total shareholders’ deficit	(4,022)	(4,448)	(1,657)	6,105	(4,022)

Total liabilities and shareholders’ deficit	$2,869	$2,877	$1,161	$962	$7,869

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Six months ended June 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Cash flows from (used in) operating activities
Net loss attributable to Debtors	$(1,923)	$(4,263)	$(367)	$4,630	$(1,923)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Reorganization items—net	750	3,959	48	(3,480)	1,277
Other adjustments (a)	1,047	360	368	(1,150)	625

Net cash from (used in) operating activities	(126)	56	49	—	(21)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(6)	(7)	(2)	—	(15)
Proceeds on disposals of plant and equipment	86	—	—	—	86
Change in restricted cash and cash equivalents	(19)	(9)	(26)	—	(54)
Decrease in short-term and long-term investments	—	40	—	—	40
Proceeds from the sales of investments and businesses and assets—net	36	7	3	—	46

Net cash from (used in) investing activities	97	31	(25)	—	103

Cash flows from (used in) financing activities
Decrease in notes payable	—	—	(6)	—	(6)
Repayments of capital lease obligations	—	(4)	(3)	—	(7)

Net cash from (used in) financing activities	—	(4)	(9)	—	(13)

Effect of foreign exchange rate changes on cash and cash equivalents	6	—	49	—	55

Net increase (decrease) in cash and cash equivalents	(23)	83	64	—	124
Cash and cash equivalents at beginning of the period	189	670	656	—	1,515

Cash and cash equivalents at end of the period	$166	$753	$720	$—	$1,639

(a)	The operating section of the condensed combined statement of cash flow has been presented on a summarized basis and, as a result, Other adjustments represents all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items—net and changes in operating assets and liabilities, and the columnar presentation also includes all inter-Debtor cash flows.

3. Accounting changes

(a) Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Nortel adopted the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed combined and consolidated statements of operations. For the six months ended June 30, 2009, the adoption of SFAS 160 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

(b) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of SFAS 157 effective January 1, 2008. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Nortel adopted the deferred portion of SFAS 157 on January 1, 2009. The adoption of the deferred portion of SFAS 157 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)

Effective for fiscal years ending after December 15, 2008, SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel had historically measured the funded status of its significant plans on September 30. SFAS 158 provided two approaches for an employer to transition to a fiscal year end measurement date. Nortel adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, 2007 and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss), are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on Nortel’s pension and post-retirement plans, see note 12.

(d) Derivative instruments disclosure

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel adopted the provisions of SFAS 161 on January 1, 2009. Nortel has provided the additional information required by SFAS 161 in note 14.

(e) Useful life of intangible assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel adopted the provisions of FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on Nortel’s results of operations, financial condition and disclosures.

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

(h) Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. Nortel adopted the provisions of FSP FAS 157-4 on June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on Nortel’s results of operations and financial condition.

(i) Recognition and Presentation of Other Than Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 provide guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Nortel adopted the provisions of FSP FAS 115-2 and FAS 124-2 on June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on Nortel’s results of operations and financial condition.

(j) Subsequent Events

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Nortel adopted the provisions of SFAS 165 on June 30, 2009. The adoption of SFAS 165 did not have a material impact on Nortel’s results of operations and financial condition.

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

	Three months ended June 30, 2009	Six months ended June 30, 2009
Professional fees (a)	$(75)	$(132)
Interest income (b)	(14)	14
Lease repudiation (c)	3	25
Key Executive Incentive Plan / Key Employee Retention Plan (d)	(22)	(28)
Intercompany loan guarantee (e)	—	(1,155)
Penalties (f)	(24)	(36)
Other (g)	(18)	(26)

Total reorganization items—net	$(150)	$(1,338)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.
(e)	Relates to a charge recorded for the guarantee between NNI and NNC.
(f)	Relates to liquidated damages on early termination of contracts.
(g)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and revocation of a government grant.

Nortel paid $58 relating to reorganization items in the six months ended June 30, 2009, attributable to $69 paid for professional fees partially offset by $11 received in interest income.

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

Condensed combined and consolidated statements of operations

Other operating expense (income)—net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royalty license income—net	$(3)	$(8)	$(9)	$(16)
Litigation charges (recovery)—net	—	(1)	—	11
Other—net	7	1	—	10

Other operating expense (income)—net	$4	$(8)	$(9)	$5

Other income (expense)—net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss on sale and write downs of investments	$—	$(2)	$(1)	$(2)
Currency exchange gain (loss)—net	(8)	34	(66)	14
Other—net	14	(31)	(27)	(12)

Other income (expense)—net	$6	$1	$(94)	$—

Condensed combined and consolidated balance sheets

Short-term investments:

Short-term investments as of June 30, 2009 consisted of an investment having an original cost of $362 in the Reserve Primary Fund (“Fund”), a money market fund investment that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading in the Fund’s securities, an impairment of $11 was recorded during 2008 to reflect the decline in the net asset and deemed fair value of the Fund. Further, the Fund made redemptions on October 31, 2008, December 3, 2008, February 20, 2009 and April 17, 2009 of $184, $102, $24 and $16, respectively.

On February 26, 2009, the Fund announced it would set aside $3,500, or 5.28 cents per share, in a special reserve that may be used to satisfy anticipated cost and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Primary Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Nortel’s pro rata share of the remainder of the announced per share distribution of 91.72 cents is $6. As of June 30, 2009, Nortel has classified $6 of its investments in short-term investments and the remainder of $19 as long-term investments, as it is unable to assess the timing or amount of distributions which may be made from the special reserve.

Accounts receivable—net:

	June 30, 2009	December 31, 2008
Trade receivables	$1,372	$1,928
Notes receivable	7	3
Notes receivable from NNC and its subsidiaries	52	39
Contracts in process	177	257

	1,608	2,227
Less: provisions for doubtful accounts	(39)	(36)

Accounts receivable—net	$1,569	$2,191

Inventories—net:

	June 30, 2009	December 31, 2008
Raw materials	$236	$249
Work in process	9	4
Finished goods	701	721
Deferred costs	790	1,130

	1,736	2,104
Less: provision for inventories	(506)	(481)

Inventories and long-term deferred costs—net	1,230	1,623
Less: long-term deferred costs (a)	(102)	(146)

Inventories—net	$1,128	$1,477

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	June 30, 2009	December 31, 2008
Prepaid expenses	$133	$98
Income taxes recoverable	100	107
Current investments	25	21
Other	277	228

Other current assets	$535	$454

Investments:

Investments included, in part, $69 and $73 as of June 30, 2009 and December 31, 2008, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. In addition, Nortel classified its initial investment in auction rate securities as available-for-sale in current assets. In October 2008, Nortel entered into an agreement with the investment firm that sold Nortel all of its auction rate securities earlier in 2008 and as a result Nortel transferred these auction rate securities from available-for-sale to held-for-trading classification. Nortel currently holds $18 in auction rate securities, which have been recorded as $18 of trading securities as current assets as of June 30, 2009. See note 14 for more information.

Plant and equipment—net:

	June 30,	December 31,
	2009	2008
Cost:
Land	$—	$31
Buildings	951	991
Machinery and equipment	1,616	1,756
Assets under capital lease	187	193
Sale lease-back assets	72	90

	2,826	3,061

Less: accumulated depreciation:
Buildings	(375)	(369)
Machinery and equipment	(1,266)	(1,303)
Assets under capital lease	(101)	(98)
Sale lease-back assets	(18)	(20)

	(1,760)	(1,790)

Plant and equipment—net (a)	$1,066	$1,271

(a)	Excludes assets held for sale with a carrying value of $14 as of June 30, 2009 related to owned facilities that were being actively marketed for sale.

Nortel entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of its facility in Calgary for a purchase price of CAD$97 and the sale was completed on June 15, 2009.

Intangible assets—net:

	June 30, 2009	December 31, 2008
Cost	$295	$294
Less accumulated amortization	(172)	(151)

Intangible assets—net	$123	$143

Other assets:

	June 30, 2009	December 31, 2008
Long-term deferred costs	$102	$146
Long-term inventories	10	22
Debt issuance costs	41	45
Derivative assets	2	126
Financial assets	43	41
Other	40	78

Other assets	$238	$458

Other accrued liabilities:

	June 30, 2009	December 31, 2008
Outsourcing and selling, general and administrative related provisions	$152	$245
Customer deposits	9	10
Product-related provisions	67	225
Warranty provisions (note 13)	144	180
Deferred revenue	671	972
Advance billings in excess of revenues recognized to date on contracts (a)	539	751
Miscellaneous taxes	10	29
Income taxes payable	16	65
Deferred income taxes	9	13
Tax uncertainties (note 11)	35	15
Interest payable	—	108
Other	42	49

Other accrued liabilities	$1,694	$2,662

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	June 30, 2009	December 31, 2008
Pension benefit liabilities	$35	$1,557
Post-employment and post-retirement benefit liabilities	197	670
Restructuring liabilities (notes 9 and 10)	117	161
Deferred revenue	187	271
Tax uncertainties	101	92
Derivative liabilities	—	62
Other long-term provisions	99	135

Other liabilities	$736	$2,948

Condensed combined and consolidated statements of cash flows

Change in operating assets and liabilities—net:

	Six Months Ended June 30,
	2009	2008
Accounts receivable—net	$529	$(310)
Inventories—net	29	(82)
Deferred costs	259	261
Income taxes	(14)	(28)
Accounts payable	(18)	(77)
Payroll, accrued and contractual liabilities	(165)	(257)
Deferred revenue	(252)	(160)
Advance billings in excess of revenues recognized to date on contracts	(91)	(419)
Restructuring liabilities	(44)	(111)
Other	108	(49)

Change in operating assets and liabilities—net	$341	$(1,232)

Interest, taxes and net reorganization items paid:

	Six Months Ended June 30,
	2009	2008
Cash interest paid	$12	$135
Cash taxes paid	$17	$70
Net payment for reorganization items (note 4)	$58	$—

6. Goodwill

The following table outlines goodwill by reportable segment:

	LGN (a)	Other	Total
Balance—as of December 31, 2008	$9	$171	$180
Change:
Additions	—	—	—
Disposals	—	—	—
Foreign exchange	(1)		(1)
Other	—	—	—
Impairment	—	(48)	(48)

Balance—as of June 30, 2009	$8	$123	$131

(a)	Amount was previously included in the Other business unit. See note 8.

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

In step two of the impairment test, Nortel was required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required Nortel to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in SFAS 142, Nortel completed a preliminary assessment of the expected impact of the step two tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48. Nortel finalized the goodwill assessment during the second quarter of 2009 and as a result recorded no additional goodwill impairment charge.

During the second quarter of 2009, Nortel tested its long-lived asset groups (inclusive of NGS) for recoverability in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The testing of a significant asset group within the NGS reporting unit for recoverability constituted a triggering event under SFAS 142 requiring an impairment test for goodwill. Nortel concluded that the existence and evaluation of this triggering event did not result in the recognition of additional goodwill impairment in the period because assumptions in respect of the NGS reporting unit have not changed materially since March 31, 2009.

No goodwill impairment losses were recorded during the three and six months periods ended June 30, 2008.

Related Analyses

Nortel performed a recoverability test of its long-lived assets in accordance with SFAS No. 144. Similar to the prior quarter, Nortel included cash flow projections from operations along with cash flows associated with the eventual disposition of specific asset groupings, where appropriate. No impairment charges were recorded as a result of this interim period testing.

7. Assets and liabilities held for sale

On June 19, 2009, NNC, Nortel and certain of Nortel’s other subsidiaries, including NNI, entered into a stalking horse asset sale agreement with NSN for the sale of substantially all of Nortel’s CDMA business and LTE Access assets for $650. See note 2 for further information. As a result, assets and liabilities of $248 and $333, respectively, have been classified as held for sale as of June 30, 2009. Also included in assets held for sale is vacant land with a carrying value of $14 as of June 30, 2009 that was being actively marketed for sale. Nortel recorded a charge of approximately $12 related to this vacant land as a result of recognizing assets held for sale at the lower of carrying amount or estimated fair value less costs to sell. The long lived assets are primarily related to the Carrier Networks segment.

The following table sets forth assets and liabilities held for sale:

June 30, 2009
Assets
Accounts receivable—net	$93
Inventories—net	104
Plant and equipment—net	45
Other	6

Assets held for sale	$248

Liabilities
Trade and other accounts payable	$36
Employee-related liabilities	3
Contractual liabilities	10
Other current liabilities	282
Other long-term liabilities	2

Liabilities held for sale	$333

8. Segment information

Segment descriptions

As of June 30, 2009, Nortel’s four reportable segments were: Carrier Networks (“CN”), ES, Metro Ethernet Networks (“MEN”) and LGN:

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

Commencing with the third quarter of 2009 Nortel will begin to report its Carrier VoIP and Application Solutions (“CVAS”) business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the CN reportable segment.

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

Nortel’s President and CEO has been identified as the Chief Operating Decision Maker in assessing the performance of and allocating resources to Nortel’s operating segments. The primary financial measure used by the CEO is Management Operating Margin (“Management OM”). Management OM, presented on a combined or consolidated basis, is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense. The accounting policies of the reportable segments are the same as those applied to the combined and consolidated financial statements. The CEO does not review asset information on a segmented basis in order to assess performance and allocate resources.

Segments

The following tables set forth information by segment for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Carrier Networks	$920	$1,143	$1,657	$2,232
Enterprise Solutions	465	649	860	1,317
Metro Ethernet Networks	333	455	693	857
LG-Nortel	199	315	387	861

Total reportable segments	1,917	2,562	3,597	5,267
Other	55	60	108	113

Total revenues	$1,972	$2,622	$3,705	$5,380

Management OM
Carrier Networks	$214	$148	$259	$292
Enterprise Solutions	(80)	(83)	(210)	(161)
Metro Ethernet Networks	28	47	70	49
LG-Nortel	17	111	65	285

Total reportable segments	179	223	184	465
Other	(159)	(104)	(405)	(211)

Total Management OM	20	119	(221)	254

Amortization of intangible assets	11	11	21	23
Goodwill impairment	—	—	48	—
Special charges	—	67	—	155
Gain on sales of businesses and assets	(15)	(2)	(26)	(4)
Other operating expense (income)—net	4	(8)	(9)	5

Operating earnings (loss)	20	51	(255)	75
Other income (expense)—net	6	1	(94)	72
Interest and dividend income	—	34	—	—
Interest expense	(68)	(62)	(139)	(127)
Income tax expense	(61)	(62)	(68)	(98)
Noncontrolling interests—net of tax	(9)	(46)	(30)	(113)
Equity in net earnings of associated companies—net of tax	1	1	1	2
Reorganization items—net	(150)	—	(1,338)	—

Net loss attributable to NNL	$(261)	$(83)	$(1,923)	$(189)

As disclosed in notes 9, 10 and 17, cost reduction activities and costs related to the termination of certain equity-based compensation plans, aggregating $101 and $247, respectively, are included in Management OM for the three and six months ended June 30, 2009.

Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 18% and 15% of total combined and consolidated revenues for the three and six months ended June 30, 2009, respectively. Although, these revenues were generated primarily within the CN segment, they were also from the ES and MEN segments. For the three and six months ended June 30, 2008, Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 10% and 11%, respectively, of total consolidated revenues.

9. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and be classified in cost of revenues, selling, general and administrative expense (“SG&A”), and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 10). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

On November 10, 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (collectively “November 2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to those workforce reductions to be approximately $130. Approximately $58 of the total charges relating to the net reduction of 550 positions under the November 2008 Restructuring Plan were incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements (collectively, “2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $12 as of June 30, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2013.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements (collectively, “2007 Restructuring Plan”). Nortel originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $13 as of June 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues for leases with payment terms through to 2016.

During 2006, 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (“2006 Restructuring Plan”, “2004 Restructuring Plan” and “2001 Restructuring Plan”). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $140 in the aggregate as of June 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2022 for the 2004 Restructuring Plan and through to 2022 for the 2001 Restructuring Plan.

During the six months ended June 30, 2009, changes to the provision were as follows:

	Workforce reduction	Contract settlement and lease costs	Plant and equipment write downs	Total	Charge (recovery)
					Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
November 2008 Restructuring Plan
Provision balance as of December 31, 2008	$53	$—	$—	$53	$—	$—
Current period charges	1	—	—	1	—	1
Revisions to prior accruals	(15)	—	—	(15)	—	(15)
Cash drawdowns	(5)	—	—	(5)	—	—
Non-cash drawdowns	—	—	—	—	—	—
Foreign exchange and other adjustments	1	—	—	1	—	—

Provision balance as of June 30, 2009	$35	$—	$—	$35	$—	$(14)

2008 Restructuring Plan
Provision balance as of December 31, 2008	$46	$7	$—	$53	$—	$—
Current period charges	1	3	(24)	(20)	(26)	(20)
Revisions to prior accruals	(9)	(2)	—	(11)	(1)	(11)
Lease repudiations	—	3	—	3	—	3
Cash drawdowns	(11)	(1)	—	(12)	—	—
Non-cash drawdowns	—	—	24	24	—	—
Foreign exchange and other adjustments	—	2	—	2	—	—

Provision balance as of June 30, 2009	$27	$12	$—	$39	$(27)	$(28)

2007 Restructuring Plan
Provision balance as of December 31, 2008	$18	$27	$—	$45	$—	$—
Current period charges	—	(1)	—	(1)	—	(1)
Revisions to prior accruals	(2)	(1)	—	(3)	—	(3)
Lease repudiations	—	(12)	—	(12)	—	(12)
Cash drawdowns	(5)	(2)	—	(7)	—	—
Non-cash drawdowns	—	—	—	—	—	—
Foreign exchange and other adjustments	1	2	—	3	—	—

Provision balance as of June 30, 2009	$12	$13	$—	$25	$—	$(16)

2004 and 2001 Restructuring Plan
Provision balance as of December 31, 2008	$—	$156	$—	$156	$—	$—
Current period charges	—	1	—	1	—	1
Revisions to prior accruals	—	(6)	—	(6)	(1)	(6)
Lease repudiations	—	(19)	—	(19)	—	(19)
Cash drawdowns	—	(2)	—	(2)	—	—
Non-cash drawdowns	—	—	—	—	—	—
Foreign exchange and other adjustments	—	10	—	10	—	—

Provision balance as of June 30, 2009	$—	$140	$—	$140	$(1)	$(24)

Total provision balance as of June 30, 2009 (a)	$74	$165	$—	$239

Total charge (recovery)					$(28)	$(82)

(a)	As of June 30, 2009 and December 31, 2008, the short-term provision balances were $15 and $146, respectively, and the long-term provision balances were $117 and $161, respectively, and $107 was included in liabilities subject to compromise at June 30, 2009.

During the three and six months ended June 30, 2009 the charge (recovery) by profit and loss category was as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Cost of revenues	$—	$(8)
Selling, general and administrative	(2)	(17)
Research and development	—	(4)
Reorganization items—lease repudiation	—	(28)
Other	(26)	(25)

Total charge (recovery)	$(28)	$(82)

The following table sets forth the charge (recovery) incurred for each of Nortel’s cost reduction plans by segment during the three and six months ended June 30, 2009 and 2008:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	LGN	Other	Total
November 2008 Restructuring Plan	$—	$—	$—	$—	$—	$—
2008 Restructuring Plan	(9)	(14)	(4)	—	—	(27)
2007 Restructuring Plan	—	—	—	—	—	—
2004 Restructuring Plan	—	1	—	—	—	1
2001 Restructuring Plan	—	(2)	—	—	—	(2)

Total recovery for the three months ended June 30, 2009	$(9)	$(15)	$(4)	$—	$—	$(28)

2008 Restructuring Plan	$12	$17	$7	$—	$—	$36
2007 Restructuring Plan	1	21	1	—	—	23
2004 Restructuring Plan	1	3	1	—	—	5
2001 Restructuring Plan	1	1	1	—	—	3

Total charge for the three months ended June 30, 2008	$15	$42	$10	$—	$—	$67

November 2008 Restructuring Plan	$(4)	$(8)	$(2)	$—	$—	$(14)
2008 Restructuring Plan	(9)	(15)	(4)	—	—	(28)
2007 Restructuring Plan	(2)	(12)	(2)	—	—	(16)
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	(7)	(13)	(4)	—	—	(24)

Total recovery for the six months ended June 30, 2009	$(22)	$(48)	$(12)	$—	$—	$(82)

2008 Restructuring Plan	$42	$43	$18	$—	$—	$103
2007 Restructuring Plan	4	34	9	—	—	47
2004 Restructuring Plan	1	3	1	—	—	5
2001 Restructuring Plan	—	—	—	—	—	—

Total charge for the six months ended June 30, 2008	$47	$80	$28	$—	$—	$155

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

10. Post-Petition Date cost reduction activities

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

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan with expected total charges to earnings of approximately $270 and total cash outlays upon terminations of approximately $160. During the three months ended June 30, 2009, additional workforce reduction strategies were implemented with expected total charges to earnings of approximately $150, and total cash outlays upon terminations of $80. The charges and cash outlays are expected to be incurred in 2009. Approximately $178 of the total charges relating to the net workforce reduction of 6,000 positions have been incurred as of June 30, 2009.

Three and six months ended June 30, 2009

For the three and six months ended June 30, 2009, Nortel recorded charges of $104 and $178, respectively, associated with a workforce reduction of approximately 3,050 and 6,000 employees, respectively, of which approximately 2,175 and 4,550 were notified of termination or voluntarily separated during the three and six months ended June 30, 2009, respectively. The workforce reduction was primarily in the U.S. and Canada and extended across all of Nortel’s segments, with the majority of the reductions occurring in the ES and CN business segments.

During the six months ended June 30, 2009 changes to the provision balances were as follows:

Provision balance as of December 31, 2008	$—
Other charges	185
Revisions to prior accruals	(7)
Cash drawdowns	(19)
Non-cash drawdowns	(3)
Foreign exchange and other adjustments	3

Provision balance as of June 30, 2009 (a)	$159

(a)	As of June 30, 2009, the short-term provision balance was $67, the long-term provision balance was nil, and $92 was included in liabilities subject to compromise.

During the three and six months ended June 30, 2009 workforce reduction charges were as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Cost of revenues	$42	$69
SG&A	44	70
R&D	15	36
Other	3	3

Total workforce reduction charge	$104	$178

The following table sets forth charges incurred for workforce reductions by segment during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Enterprise Solutions	$34	$71
Carrier Networks	55	82
Metro Ethernet Networks	15	25

Total charge	$104	$178

Other Cost Reduction Activities

During the three and six months ended June 30, 2009, the real estate initiative resulted in costs of $2 and $5, respectively, which were recorded against SG&A or reorganization expense. During the three and six months ended June 30, 2009, Nortel recorded plant and equipment write downs of $3 and $6, respectively.

11. Income taxes

During the six months ended June 30, 2009, Nortel recorded a tax expense of $68 on loss from operations before income taxes and equity in net earnings of associated companies of $1,826. The tax expense of $68 was largely comprised of $21 of income taxes in profitable jurisdictions primarily in Asia, $6 relating to the accrual of the deferred tax liability associated with the investment in LGN, the provision of a $33 reserve against a tax receivable in France and $14 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by a benefit of $6 from various tax credits and R&D related incentives.

During the six months ended June 30, 2008, Nortel recorded a tax expense of $98 on loss from operations before income taxes and equity in net earnings (loss) of associated companies of $20. The tax expense of $98 was comprised of $100 of income taxes on profitable entities in Asia and Europe including a valuation allowance release of $6 in Germany based on earnings, $8 of income taxes resulting from revisions to prior year tax estimates and other taxes of $13, primarily related to taxes on preferred share dividends in Canada. This tax expense was partially offset by a $19 benefit derived from various tax credits and R&D-related incentives, and an approximately $4 benefit resulting from decreases in uncertain tax positions.

As of June 30, 2009, Nortel’s net deferred tax assets were $12. During the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets for the year ended December 31, 2008, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. These factors continue to support Nortel’s conclusion that as at June 30, 2009 a full valuation allowance continues to be necessary against Nortel’s tax deferred asset in all jurisdictions other than Korea and Turkey. Nortel’s net deferred tax asset was reduced from $32 as of December 31, 2008 to $12 as at June 30, 2009 primarily as a result of the effects of foreign exchange translation and changes in deferred tax assets resulting from operations in the ordinary course of business in Korea and Turkey.

In Canada, the Federal and Ontario governments signed a Memorandum of Agreement that provides for the federal administration of Ontario corporate income tax by the Canada Revenue Agency. To achieve this Ontario harmonization, Ontario will adopt the Federal definition of taxable income and Federal tax attributes will replace Ontario tax attributes resulting in a transitional debit or credit. As a result of the harmonization, there are no transitional taxes payable. During the first quarter of 2009, the Company reduced its Ontario tax attributes and recorded a transitional credit of approximately $189 which is fully offset by a valuation allowance. The transitional tax credit can be applied to reduce Ontario taxes payable over a five year period commencing with the first tax year ending in 2009.

Nortel had approximately $998 and $1,255 of total gross unrecognized tax benefits as of December 31, 2008 and June 30, 2009 respectively. As of June 30, 2009, of the total gross unrecognized tax benefits, $82 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net increase of $257 since December 31, 2008 resulted from an increase of $6 for new uncertain tax positions arising in 2009, an increase of $226 arising from uncertain tax positions taken during prior periods, $31 relating to the impact for foreign exchange, offset by a decrease of $6 resulting from the settlement and expiry of existing uncertain tax positions.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Nortel had approximately $46 and $59 accrued for the payment of interest and penalties as of December 31, 2008 and June 30, 2009. During the six months ended June 30, 2009, Nortel recognized approximately $13 in interest, penalties and foreign exchange.

Nortel believes it is reasonably possible that $903 of its gross unrecognized tax benefit will decrease during the twelve months ending June 30, 2010 with such amount attributable to possible decreases of $781 in the aggregate from the potential resolution of Nortel’s ongoing Advance Pricing Arrangements (“APA”) negotiations, $59 from including unrecognized tax benefits on amended income tax returns, and $63 from the potential settlement of audit exposures. If achieved, it is anticipated that $22 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

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

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $78, excluding interest and penalties, for the 1999 and 2000 taxation years. Nortel is currently in the process of appealing these assessments and believe that Nortel has adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process. In addition, the tax authorities in France issued assessments in respect of the 2001, 2002 and 2003 taxation years. These France assessments collectively propose adjustments to increase taxable income by approximately $1,185, additional income tax liabilities of $47 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $95 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and to avoid double taxation. Nortel believes that it has adequately provided for the tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (“2001-2005 APA”). The 2001- 2005 APA requests are currently under consideration and the tax authorities are in the process of negotiating the terms of the arrangement. In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggests a material reallocation of losses from the U.S. to Canada. Nortel received verbal communication from the U.S. taxing authority in December 2008 stating that a tentative agreement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. During the three months ended June 30, 2009, Nortel received further details from the US and Canadian tax authorities concerning the tentative settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to Nortel in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 period. Nortel believes that the method proposed in the 2001-2005 APA application is the most appropriate for that period and has reflected that position in its FIN 48 evaluation for the other parties to the transfer pricing methodology. Nortel has not yet received the terms of the agreement in writing nor accepted it. Once received, Nortel will evaluate its implications to the company. Nortel has reflected this reallocation of losses as the more likely than not tax position under FIN 48 and during the three months ended June 30, 2009 NNI recorded tax expense due to alternative minimum taxes in the amount of $11. Nortel continues to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (“2007-2010 APA”), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. During the three months ended June 30, 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment.

Although we continue to apply the transfer pricing methodology that was requested in the 2007-2010 APA, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

During the three months ended June 30, 2009 the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, see note 2, that constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI will pay Nortel $157, subject to certain conditions and adjustments, which together with one $30 payment previously made by NNI to Nortel reflects the maximum claim that Canada may assert in connection with TPA Payments for the period from the Petition Date through September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. Nortel has used the IFSA as a basis to allocate intercompany profits from the Petition Date through June 30, 2009.

12. Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has multiple capital accumulation and retirement programs, including: a defined contribution and investment programs available to substantially all of its North American employees; a flexible benefits plan, which includes a group personal pension plan, available to substantially all of its employees in the U.K.; and traditional defined benefit programs that are closed to new entrants. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

On January 14, 2009, as a result of the U.K. Administration Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (“PPF”) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in the U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes Nortel remeasured the pension obligations related to the U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). The ceasing of service cost accruals resulted in a curtailment gain of approximately $22. As a result of this remeasurement, Nortel changed its U.K. discount rate, a key assumption used in estimating pension costs. However, this did not result in a change to the weighted average discount rate of 6.4% for all the pension plans as of December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities and accumulated other comprehensive loss (before tax) by $107. This adjustment had no earnings impact. As discussed in note 2, contributions to the U.K. defined benefit pension plan have been guaranteed by Nortel.

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, Nortel remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with SFAS 88. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted earnings. As a result of this remeasurement, Nortel changed its Ireland discount rate, a key assumption used in estimating pension costs. However, this did not result in a change to the weighted average discount rate of 6.4% used for all pension plans as of December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the stalking horse sale agreement for CMDA and LTE Access, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the second quarter of 2009 in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions (Accounting for a Plan Curtailment)” (“SFAS 106”). Curtailment gains of $9 and $4 were recorded to earnings in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 6.7% from 6.9% at December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of this adjustment was to decrease post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $6. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $19 and accumulated other comprehensive loss (before tax) by $23.

On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) issued a Notice of Determination that the Nortel Networks Retirement Income Plan, a U.S. defined benefit pension plan, should be terminated under the Employee Retirement Income Securities Act of 1974 (“ERISA”). On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the pension plan, though this complaint was not served against us. NNI is working to voluntarily assign trusteeship of the plan to the PBGC and avoid further court involvement in the termination process. The PBGC is proceeding to have the plan terminated and be appointed as the Retirement Income Plan’s trustees. At the time that the PBGC becomes trustee, it will become a creditor of Nortel and the claim amount is expected to be significantly more than the carrying amount of the liability.

Under ERISA, PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). In order to proceed with the sale of substantially all of Nortel’s CDMA business and LTE Access assets to Ericsson (which includes assets of certain non-Debtor subsidiaries), the Debtors and the PBGC have agreed and stipulated that PBGC shall receive $250 thousand in cash, from the proceeds of such sale and the PBGC shall consent to the sale of the non-Debtor assets and waive its rights to assert any lien or claim with respect to the Pension Plan against the sellers, the non-Debtors or the purchaser.

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

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pension expense:
Service cost	$5	$12	$11	$25
Interest cost	109	128	212	256
Expected return on plan assets	(98)	(134)	(191)	(269)
Amortization of prior service cost	1	1	1	2
Amortization of net losses	20	10	38	20
Curtailment, contractual and special termination losses	1	1	5	3

Net pension expense	$38	$18	$76	$37

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Post-retirement benefits cost:
Service cost	$1	$1	$2	$2
Interest cost	9	10	17	20
Amortization of prior service cost	(3)	(3)	(5)	(5)
Amortization of net gains	(3)	—	(6)	—
Curtailment gain	(13)	—	(13)	—

Net post-retirement benefits cost	$(9)	$8	$(5)	$17

During the six months ended June 30, 2009 and 2008, contributions of $56 and $139, respectively, were made to the defined benefit plans and $19 and $22, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $22 in 2009 to the defined benefit pension plans for a total contribution of $78, and an additional $22 in 2009 to the post-retirement benefit plans for a total contribution of $41.

13. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of June 30, 2009:

	Carrying Amount of Liability	Maximum Potential Liability (k)
Business sale and business combination agreements
Third party claims (a)	$10	$13
Sales volume guarantee (b)	—	—
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	14
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	—	—
Specified price trade-in rights (g)	—	—
Sale lease-back (h)	—	4
Real estate indemnification (i)	—	—
Bankruptcy (j)	—	1

Total	$10	$32

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. As described further in note 2, Nortel’s continued access to the EDC Support Facility has been limited. As of June 30, 2009, there was approximately $105 of outstanding support utilized under the EDC Support Facility. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(h)	On June 27, 2007, Nortel entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires Nortel to compensate the purchaser for any costs in the event that Nortel fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(i)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(j)	On February 28, 2008, Nortel entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that Nortel is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(k)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed combined and consolidated balance sheet as of June 30, 2009:

Balance as of December 31, 2008	$180
Payments	(74)
Warranties issued	78
Revisions	(25)
Transferred to liabilities held for sale	(15)

Balance as of June 30, 2009	$144

14. Fair Value

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

In October 2008, Nortel entered into an agreement (“Agreement”) with the investment firm that sold Nortel all of its auction rate securities, which have a par value of $18 at June 30, 2009. By entering into the Agreement, Nortel (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on Nortel’s behalf at par anytime after the execution of the Agreement through July 2, 2012. Nortel elected to measure the Put Option under the fair value option of SFAS 159, and recorded pre-tax income of approximately $3 in 2008, and a corresponding long term investment. Simultaneously, Nortel transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, Nortel recognized pre-tax impairment loss of approximately $3 in 2008. Nortel anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The fair value has not changed significantly as of June 30, 2009.

Derivatives

All outstanding derivatives at December 31, 2008 were terminated in the quarter ended March 31, 2009 and Nortel has no outstanding derivatives at June 30, 2009. In connection with the terminations, Nortel recognized loss of $5 on interest rate swaps and a loss of $5 on foreign exchange contracts in the six months ended June 30, 2009.

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy.

Market Valuation Adjustments

The fair value of derivatives and other financial liabilities must include the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 15 for more information.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
Assets
Derivatives	$2	$—	$—	$2
Reserve Primary Fund	25	—	—	25
Employee benefit trust	69	69	—	—
Auction rate securities (including put option)	18	—	—	18

Total assets	$114	$69	$—	$45

Liabilities
Long-term debt	$795	$795	$—	$—

Total liabilities	$795	$795	$—	$—

The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2009:

	January 1, 2009	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	June 30, 2009
		Earnings	Other
Assets
Derivatives	$20	$(18)	$—	$—	$—	$2
Reserve Primary Fund	$—	$—	$—	$(16)	$41	$25
Auction rate securities (including put option)	$19	$(1)	$—	$—	$—	$18

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	June 30, 2009	December 31, 2008
Bid and performance-related bonds (a)	$91	$167
Other bonds (b)	73	57

Total bid, performance-related and other bonds	$164	$224

(a)	Net of restricted cash and cash equivalent amounts of $16 and $4 as of June 30, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $11 and $7 as of June 30, 2009 and December 31, 2008, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $15 as of June 30, 2009. These commitments expire at various dates through to 2017.

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

16. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the six months ended June 30, 2009:

	Preferred	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2008	$536	$23,699	$(25,834)	$(716)	$286	$(2,029)
Net income (loss)	—	—	(1,923)	—	30	(1,893)
Foreign currency translation adjustment	—	—	—	(82)	(3)	(85)
Unrealized loss on investments—net	—	—	—	1	—	1
Unamortized pension and post-retirement actuarial losses and prior service cost—net	—	—	—	(82)	—	(82)
Share-based compensation	—	100	—	—	—	100
Other	—	2	(1)	(1)	(34)	(34)

Balance as of June 30, 2009	$536	$23,801	$(27,758)	$(880)	$279	$(4,022)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three months ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net loss including noncontrolling interests	$(252)	$(37)	$(1,893)	$(76)
Other comprehensive loss adjustments:
Change in foreign currency translation adjustment	(58)	(13)	(85)	(20)
Unrealized loss on investments—net (a)	3	—	1	(8)
Unamortized pension and post-retirement actuarial losses and prior service cost—net	7	9	(82)	(3)
Other	(2)	2	—	2

Comprehensive loss including noncontrolling interests	(302)	(39)	(2,059)	(105)
Comprehensive income attributable to noncontrolling interests	(24)	(60)	(27)	(113)

Comprehensive loss attributable to Nortel Networks Limited	$(326)	$(99)	$(2,086)	$(218)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three and six months ended June 30, 2009 and 2008, respectively.

17. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (2005 SIP, 1986 Plan and 2000 Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to itself as well as the plan participants. As a result of the cancellation of the plans, $91 of the remaining unrecognized compensation cost for unvested awards has been recognized as compensation cost in the first six months of 2009, in addition to expense of $10 attributable to share-based compensation cost incurred in the normal course.

The following denotes activity under the plans from December 31, 2008 through February 27, 2009, the date of termination of the plans.

Share-based compensation

The following table provides the share-based compensation expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense:
Deferred Share Units	$—	$—	$—	$—
Stock options	—	11	53	22
RSU	—	7	40	15
PSU-rTSRs	—	2	7	4
PSU-Management OMs	—	1	1	1

Total share-based compensation expense	$—	$21	$101	$42

The following ranges of assumptions were used in computing the fair value of stock options and SARs granted for purposes of expense recognition:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Black-Scholes Merton assumptions
Expected dividend yield	0.00%	0.00%
Expected volatility	44.89% - 52.32%	44.21% - 52.32%
Risk-free interest rate	2.97% - 3.33%	2.44% - 3.33%
Expected life in years	2.90 - 4.50	2.90 - 4.50

Range of fair value per stock option granted	$3.78	$3.07 - $3.78
Range of fair value per SAR granted	$0.38 - $3.13	$0.20 - $3.13

Nortel estimates the fair value of PSU-rTSR awards using a Monte Carlo simulation model. Certain assumptions used in the model to value awards granted in the six months ended June 30, 2008 include (but are not limited to) the following:

Six Months Ended June 30, 2008
Monte Carlo assumptions
Historical volatility	43.96%
Risk-free interest rate	1.64%

No PSU-rTSRs were granted in the three months ended June 30, 2008.

Cash received from exercise under all share-based payment arrangements was nil for the six months ended June 30, 2009 and 2008. Tax benefits realized by Nortel related to these exercises were nil for the six months ended June 30, 2009 and 2008.

18. Liabilities subject to compromise

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

Liabilities subject to compromise consist of the following:

	March 31, 2009	Change in the Quarter	June 30, 2009
Trade and other accounts payable	$581	$(24)	$557
Restructuring liabilities	167	40	207
Long-term debt	3,252	(4)	3,248
Pension obligations	1,610	167	1,777
Postretirement obligations other than pensions	510	29	539
Intercompany loan guarantee	1,155	—	1,155
Other	478	66	544

Total liabilities subject to compromise	$7,753	$274	$8,027

The change in the quarter primarily resulted from foreign exchange fluctuations, accruals related to workforce and other cost reduction activities and interest accruals related to long-term debt.

19. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
LGE (a)	$3	$4	$6	$16
Vertical Communications, Inc. (“Vertical”) (b)	2	3	5	7
Other	16	3	17	4

Total	$21	$10	$28	$27

Purchases:
LGE (a)	$22	$44	$39	$96
Sasken Communications Technology Ltd. (“Sasken”) (c)	—	6	—	11
GNTEL Co., Ltd (“GNTEL”) (d)	11	20	24	44
Other	2	5	7	10

Total	$35	$75	$70	$161

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of June 30, 2009, accounts payable to LGE was net $15, compared to net $45 as of December 31, 2008.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel’s purchases from Sasken related primarily to software and other software development-related purchases. The relationship was terminated during 2008.
(d)	Nortel holds a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of June 30, 2009, accounts receivable from GNTEL was net $7, compared to accounts payable of net $14 as of December 31, 2008.

Nortel made a capital repayment of $29 to LGE during the three months ended June 30, 2009.

	2009	2008
Consolidated balance sheets
Owing from NNC	$9	$5
Owing from (to) NNC subsidiaries	(30)	(33)
Other related parties	2	(52)

Related party receivables (payables)	$(19)	$(80)

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

As at June 30, 2009, Nortel undertook an assessment of the collectability of its trade and notes receivable due from NNC and its subsidiaries. This involved a review of internal information regarding the Creditor Protection Proceedings and its implications on the carrying value of the receivables. The assessment resulted in the recognition of a provision totaling $1,912 against such receivables (December 31, 2008 - $1,836).

20. Contingencies

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

Pension Benefit Guaranty Corporation Complaint

On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Nortel Networks Retirement Income Plan (the “Pension Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Pension Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Pension Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Pension Plan though this was not served against us. NNI is working to voluntarily assign trusteeship of the Pension Plan to the PBGC and avoid further court involvement in the termination process.

Securities Class Action Claim against CEO and CFO

On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s President and CEO) and Pavi Binning (Nortel’s Chief Financial Officer Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings.

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

ERISA Lawsuit

Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, this lawsuit has been stayed.

Canadian Pension Class Action

On June 24, 2008, a purported class action lawsuit was filed against NNC and Nortel in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages. As a result of the Creditor Protection Proceedings, this lawsuit has been stayed.

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and Nortel filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement referenced in note 22 of the 2008 Annual Report.

Former Officers’ Statements of Claims Against Nortel

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against NNC and Nortel asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against NNC and Nortel seeking an order that, pursuant to its by-laws, Nortel reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against NNC and Nortel asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs. As a result of the Creditor Protection Proceedings, this lawsuit has been stayed.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except as otherwise described herein, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel has a corporate environmental management system standard and an environmental program to promote such compliance. Moreover, Nortel has a risk-based, integrated environment, health and safety audit program. Nortel’s environmental program focuses its activities on design for the environment, supply chain and packaging reduction issues. Nortel works with its suppliers and other external groups to encourage the sharing of non-proprietary information on environmental research.

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2009, the accruals on the consolidated balance sheet for environmental matters were $11. Based on information available as of June 30, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 10 sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $11.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at three Superfund sites in the U.S. At two of the Superfund sites, Nortel is considered a de minimis potentially responsible party. A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $11 referred to above.

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

21. Subsequent events

The Company has evaluated subsequent events up to August 10, 2009 in accordance with FASB 165, “Subsequent Events” and such events are disclosed herein.

22. Supplemental condensed consolidating financial information

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

The following supplemental condensed combining and consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (“Non-Guarantor Subsidiaries”), eliminations and combined total as of June 30, 2009, the combined and consolidated total as of December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008.

Investments in subsidiaries are accounted for using the equity method for purposes of the supplemental condensed combining and consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel and the Guarantor and Non-Guarantor Subsidiaries in the condensed combining and consolidating financial information are consistent with those set out elsewhere in these condensed combining and consolidating financial statements.

Supplemental Condensed Combining and Consolidating Statements of Operations for the three months ended June 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$421	$983	$1,021	$(453)	$1,972
Cost of revenues	218	643	829	(473)	1,217

Gross profit	203	340	192	20	755
Selling, general and administrative expense	55	157	223	1	436
Research and development expense	144	109	46	—	299
Amortization of intangible assets	—	3	8	—	11
Goodwill impairment	—	—	—	—	—
Special charges	—	—	—	—	—
(Gain) loss on sales of businesses and assets	(11)	1	(5)		(15)
Other operating expense (income)—net	(4)	(3)	11	—	4

Operating earnings (loss)	19	73	(91)	19	20
Other income (expense)—net	(29)	(55)	(55)	145	6
Interest expense
Long-term debt	(63)	(2)	(3)	—	(68)
Other	(2)	(3)	(1)	6	—

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(75)	13	(150)	170	(42)

Reorganization items—net	(54)	(58)	(32)	(6)	(150)

Loss from operations before income taxes and equity in net earnings (loss) of associated companies	(129)	(45)	(182)	164	(192)
Income tax benefit (expense)	6	(11)	(56)	—	(61)

	(123)	(56)	(238)	164	(253)
Equity in net earnings (loss) of associated companies—net of tax	(138)	(76)	—	215	1

Net loss	(261)	(132)	(238)	379	(252)
Income attributable to noncontrolling interests	—	—	(9)	—	(9)

Net loss attributable to Nortel Networks Limited	(261)	(132)	(247)	379	(261)
Preferred dividends	—	—	—	—	—

Net loss applicable to common shares	$(261)	$(132)	$(247)	$379	$(261)

Supplemental Condensed Combining and Consolidating Statements of Operations for the three months ended June 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$642	$1,089	$1,456	$(565)	$2,622
Cost of revenues	367	716	973	(565)	1,491

Gross profit	275	373	483	—	1,131
Selling, general and administrative expense	115	206	254	—	575
Research and development expense	240	156	41	—	437
Amortization of intangible assets	—	2	9	—	11
Special charges	11	31	25	—	67
(Gain) loss on sales of businesses and assets	(3)	1	—		(2)
Other operating expense (income)—net	(2)	(4)	(2)	—	(8)

Operating earnings (loss)	(86)	(19)	156	—	51
Other income (expense)—net	4	(10)	3	4	1
Interest and dividend income	7	9	22	(4)	34
Interest expense
Long-term debt	(50)	(2)	(7)	—	(59)
Other	—	(1)	(2)	—	(3)

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(125)	(23)	172	—	24
Reorganization items—net	—	—	—	—	—

Earnings (loss) from operations before income taxes and equity in net earnings (loss) of associated companies	(125)	(23)	172	—	24
Income tax expense	(4)	(1)	(57)	—	(62)

	(129)	(24)	115	—	(38)
Equity in net earnings (loss) of associated companies— net of tax	46	(23)	1	(23)	1

Net earnings (loss)	(83)	(47)	116	(23)	(37)
Income attributable to noncontrolling interests	—	—	(46)	—	(46)

Net earnings (loss) attributable to Nortel Networks Limited	(83)	(47)	70	(23)	(83)
Preferred dividends	(9)	—	—	—	(9)

Net earnings (loss) applicable to common shares	$(92)	$(47)	$70	$(23)	$(92)

Supplemental Condensed Combining and Consolidating Statements of Operations for the six months ended June 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$877	$1,835	$1,908	$(915)	$3,705
Cost of revenues	385	1,391	1,486	(935)	2,327

Gross profit	492	444	422	20	1,378
Selling, general and administrative expense	146	469	447	(100)	962
Research and development expense	290	250	97	—	637
Amortization of intangible assets	—	6	15	—	21
Goodwill impairment	—	—	48	—	48
Special charges	—	—	—	—	—
(Gain) loss on sales of businesses and assets	(19)	(1)	(6)		(26)
Other operating expense (income)—net	(7)	(3)	1	—	(9)

Operating earnings (loss)	82	(277)	(180)	120	(255)
Other income (expense)—net	(121)	143	(9)	(107)	(94)
Interest expense
Long-term debt	(127)	(4)	(7)	—	(138)
Other	(4)	(7)	(1)	11	(1)

Loss from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(170)	(145)	(197)	24	(488)
Reorganization items—net	(763)	(3,975)	(72)	3,472	(1,338)

Loss from operations before income taxes and equity in net earnings (loss) of associated companies	(933)	(4,120)	(269)	3,496	(1,826)
Income tax benefit (expense)	1	(12)	(57)	—	(68)

	(932)	(4,132)	(326)	3,496	(1,894)
Equity in net earnings (loss) of associated companies—net of tax	(991)	(180)	1	1,171	1

Net loss	(1,923)	(4,312)	(325)	4,667	(1,893)
Income attributable to noncontrolling interests	—	—	(30)	—	(30)

Net loss attributable to Nortel Networks Limited	(1,923)	(4,312)	(355)	4,667	(1,923)
Preferred dividends	—	—	—	—	—

Net loss applicable to common shares	$(1,923)	$(4,312)	$(355)	$4,667	$(1,923)

Supplemental Condensed Combining and Consolidating Statements of Operations for the six months ended June 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$1,301	$2,217	$3,036	$(1,174)	$5,380
Cost of revenues	754	1,474	2,046	(1,174)	3,100

Gross profit	547	743	990	—	2,280
Selling, general and administrative expense	197	454	521	—	1,172
Research and development expense	461	314	79	—	854
Amortization of intangible assets	—	4	19	—	23
Special charges	39	63	53	—	155
(Gain) loss on sales of businesses and assets	(3)	1	(2)		(4)
Other operating expense (income)—net	(7)	5	7	—	5

Operating earnings (loss)	(140)	(98)	313	—	75
Other income (expense)—net	4	(10)	3	3	—
Interest and dividend income	7	35	54	(24)	72
Interest expense
Long-term debt	(100)	(5)	(13)	—	(118)
Other	(2)	(2)	(5)	—	(9)

Earnings (loss) from operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies	(231)	(80)	352	(21)	20
Reorganization items—net	—	—	—	—	—

Earnings (loss) from operations before income taxes and equity in net earnings (loss) of associated companies	(231)	(80)	352	(21)	20
Income tax benefit (expense)	(8)	2	(92)	—	(98)

	(239)	(78)	260	(21)	(78)
Equity in net earnings (loss) of associated companies—net of tax	50	(13)	2	(37)	2

Net earnings (loss)	(189)	(91)	262	(58)	(76)
Income attributable to noncontrolling interests	—	—	(113)	—	(113)

Net earnings (loss) attributable to Nortel Networks Limited	(189)	(91)	149	(58)	(189)
Preferred dividends	(20)	—	—	—	(20)

Net earnings (loss) applicable to common shares	$(209)	$(91)	$149	$(58)	$(209)

Supplemental Condensed Combining and Consolidating Balance Sheets as of June 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$148	$749	$1,658	$—	$2,555
Short-term investments	—	6	—	—	6
Restricted cash and cash equivalents	46	9	34	—	89
Accounts receivable—net	1,318	1,058	1,873	(2,680)	1,569
Inventories—net	45	287	796	—	1,128
Deferred income taxes—net	—	—	17	—	17
Other current assets	75	122	341	(3)	535
Assets held for sale	29	192	27	—	248

Total current assets	1,661	2,423	4,746	(2,683)	6,147
Investments	677	(279)	(90)	(170)	138
Long term receivables—related party	—	—	9	(9)	—
Plant and equipment—net	311	297	458	—	1,066
Goodwill	—	—	131	—	131
Intangible assets—net	2	22	99	—	123
Deferred income taxes—net	—	—	13	—	13
Other assets	51	55	132	—	238

Total assets	$2,702	$2,518	$5,498	$(2,862)	$7,856

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$205	$316	$1,503	$(1,694)	$330
Payroll and benefit-related liabilities	53	173	196	—	422
Contractual liabilities	3	16	125	—	144
Restructuring liabilities	—	8	79	—	87
Other accrued liabilities	169	495	1,033	(3)	1,694
Long-term debt due within one year	—	—	3	—	3
Liabilities held for sale	15	299	19	—	333

Total current liabilities	445	1,307	2,958	(1,697)	3,013
Long-term debt	—	—	93	—	93
Deferred income taxes—net	—	—	9	—	9
Other liabilities	129	195	422	(10)	736

Total long-term liabilities	129	195	524	(10)	838

Liabilities subject to compromise	6,429	5,816	2,254	(6,472)	8,027

Total liabilities	$7,003	$7,318	$5,736	$(8,179)	$11,878

Total Nortel Networks Limited shareholders’ deficit	(4,301)	(4,800)	(517)	5,317	(4,301)
Noncontrolling interests	—	—	279	—	279

Total liabilities and shareholders’ deficit	$2,702	$2,518	$5,498	$(2,862)	$7,856

Supplemental Condensed Combining and Consolidating Balance Sheets as of December 31, 2008 (audited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary NNI	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$166	$667	$1,557	$—	$2,390
Short-term investments	—	65	—	—	65
Restricted cash and cash equivalents	22	—	4	—	26
Accounts receivable—net	737	934	1,870	(1,350)	2,191
Inventories—net	73	331	1,073	—	1,477
Deferred income taxes—net	—	—	44	—	44
Other current assets	78	96	280	—	454

Total current assets	1,076	2,093	4,828	(1,350)	6,647
Investments	1,728	442	(226)	(1,817)	127
Long term receivables—related party	1	—	10	(11)	—
Plant and equipment—net	412	359	500	—	1,271
Goodwill	—	—	180	—	180
Intangible assets—net	1	26	116	—	143
Deferred income taxes—net	—	—	12	—	12
Other assets	160	62	236	—	458

Total assets	$3,378	$2,982	$5,656	$(3,178)	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$1,334	$884	$2,151	$(3,304)	$1,065
Payroll and benefit-related liabilities	87	169	196	—	452
Contractual liabilities	5	32	176	—	213
Restructuring liabilities	27	77	42	—	146
Other accrued liabilities	412	862	1,389	(1)	2,662
Long-term debt due within one year	1	9	9	—	19

Total current liabilities	1,866	2,033	3,963	(3,305)	4,557
Long-term debt	2,951	85	315	—	3,351
Deferred income taxes—net	—	—	11	—	11
Other liabilities	876	840	1,243	(11)	2,948

Total liabilities	5,693	2,958	5,532	(3,316)	10,867

Total Nortel Networks Limited shareholders’ deficit	(2,315)	24	(162)	138	(2,315)
Noncontrolling interests	—	—	286	—	286

Total liabilities and shareholders’ deficit	$3,378	$2,982	$5,656	$(3,178)	$8,838

Supplemental Condensed Combining and Consolidating Statements of Cash Flows for the six months ended June 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary NNI	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Limited	$(1,923)	$(4,312)	$(355)	$4,667	$(1,923)
Adjustment to reconcile to net earnings (loss)	1,836	4,365	521	(4,667)	2,055

Net cash from (used in) operating activities	(87)	53	166	—	132

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(6)	(7)	(13)	—	(26)
Proceeds on disposals of plant and equipment	87	—	—	—	87
Change in restricted cash and cash equivalents	(24)	(7)	(26)	—	(57)
Decrease in short and long-term investments	—	40	—	—	40
Proceeds from the sales of investments and businesses and assets—net	12	7	5	—	24

Net cash from (used in) investing activities	69	33	(34)	—	68

Cash flows from (used in) financing activities
Dividends paid by subsidiaries to noncontrolling interests	—	—	(7)	—	(7)
Capital repayment to noncontrolling interests	—	—	(29)	—	(29)
Increase in notes payable	—	—	30	—	30
Decrease in notes payable	—	—	(76)	—	(76)
Repayments of capital leases	—	(4)	(4)	—	(8)

Net cash from (used in) financing activities	—	(4)	(86)	—	(90)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	55	—	55

Net increase (decrease) in cash and cash equivalents	(18)	82	101	—	165
Cash and cash equivalents at beginning of period	166	667	1,557	—	2,390

Cash and cash equivalents at end of period	$148	$749	$1,658	$—	$2,555

Supplemental Condensed Combining and Consolidating Statements of Cash Flows for the six months ended June 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary NNI	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Limited	$(189)	$(91)	$149	$(58)	$(189)
Adjustment to reconcile to net earnings (loss)	(551)	127	(456)	58	(822)

Net cash from (used in) operating activities	(740)	36	(307)	—	(1,011)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(22)	(26)	(39)	—	(87)
Change in restricted cash and cash equivalents	9	—	—	—	9
Acquisitions of investments and businesses—net of cash acquired	—	(29)	(3)	—	(32)
Proceeds from the sales of investments and businesses and assets—net	7	5	14	—	26

Net cash from (used in) investing activities	(6)	(50)	(28)	—	(84)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(20)	—	(1)	—	(21)
Increase in notes payable	—	—	78	—	78
Decrease in notes payable	—	—	(70)	—	(70)
Proceeds from issuance of long-term debt	668	—	—	—	668
Debt issuance cost	(13)	—	—	—	(13)
Repayments of capital leases	—	(5)	(6)	—	(11)

Net cash from (used in) financing activities	635	(5)	1	—	631

Effect of foreign exchange rate changes on cash and cash equivalents	1	—	—	—	1

Net increase (decrease) in cash and cash equivalents	(110)	(19)	(334)	—	(463)
Cash and cash equivalents at beginning of period	329	1,128	2,069	—	3,526

Cash and cash equivalents at end of period	$219	$1,109	$1,735	$—	$3,063

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report) and our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (2009 First Quarter Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation (NNC). NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous authorization of our Board of Directors after thorough consultation with our advisors, we initiated creditor protection proceedings under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel (Israeli Administration Proceedings). More recently, on

May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA) was placed into secondary proceedings (French Administration Proceedings). On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings. Our affiliates based in Asia, including LGN, in the CALA region and the Nortel Government Solutions (NGS) business, are not included in these proceedings. We initiated the Creditor Protection Proceedings (as defined below) with a consolidated cash balance, as at December 31, 2008, of approximately $2,400, in order to preserve our liquidity and fund operations during the process.

At this point in the Creditor Protection Proceedings, we are focused on maximizing value for our stakeholders. On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. On June 19, 2009, we also announced a stalking horse asset sale agreement with Nokia Siemens Networks B.V. (NSN) for the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets. On July 24, 2009, in accordance with court approved procedures, we concluded a successful auction for these assets and executed a formal asset sale agreement for the sale of substantially all of our CDMA business and LTE Access assets with Telefonaktiebolaget LM Ericsson (Ericsson), who emerged as the successful bidder with a purchase price of $1,130 subject to purchase price adjustments under certain circumstances. On July 20, 2009, we announced stalking horse and other sale agreements with Avaya Inc. (Avaya) for the planned sale of substantially all of the assets of the Enterprise Solutions (ES) business globally, including the shares of NGS and DiamondWare, Ltd., for a purchase price of $475, subject to an auction process and certain purchase price adjustments. We continue to advance in our discussions with external parties to sell our other businesses. To provide maximum flexibility, we have also taken appropriate steps to complete the move to organizational standalone businesses. We will assess other restructuring alternatives for these businesses in the event we are unable to maximize value through sales.

On August 10, 2009, we announced that we were at a natural transition point resulting in a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of our businesses and other restructuring activities. Effective August 10, 2009, President and Chief Executive Officer (CEO) Mike Zafirovski will step down. Also effective August 10, 2009, the Boards of Directors of Nortel and NNC will reduce from nine to three members: John A. MacNaughton, Jalynn H. Bennett and David Richardson, with Mr. Richardson serving as Chairperson. These individuals will also serve as members of Nortel’s and NNC’s audit committees.

In connection with these changes we will be seeking Canadian Court approval for the Canadian Monitor, to take on an enhanced role with respect to the oversight of the business, sales processes and other restructuring activities under the CCAA Proceedings (as defined below). Further, we are in the process of identifying a principal officer for the U.S. Debtors who will work in conjunction with the U.S. Creditors’ Committee (as defined below), Bondholder Group (as defined below), and the Canadian Monitor, which appointment will be subject to the approval of the U.S. Court (as defined below).

We are also establishing a streamlined structure that will enable us to effectively continue to serve our customers, and also facilitate the sales of our businesses and integration processes with acquiring companies as well as continue with our restructuring activities. Nortel’s business units will report to the Chief Restructuring Officer (CRO), Pavi Binning. Our mergers and acquisitions teams will continue their work under the Chief Strategy Officer, George Riedel. Nortel Business Services (NBS) will continue to be led by Joe Flanagan and continue to serve the transitional operations needs of our businesses as they are sold to ensure customer and network service levels are maintained throughout the sale and integration processes. A core Corporate Group is being established that will be primarily responsible for the management of ongoing restructuring activities during the sales process as well as post business dispositions. This group will be lead by John Doolittle, formerly our Treasurer. These leaders will report to the Nortel and NNC Boards of Directors, the Canadian Monitor (as defined below) and the proposed U.S. principal officer.

“Debtors” as used herein means: (i) us, together with NNC and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the English High Court of Justice (English Court); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Administration Proceedings are together referred to as the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to October 30, 2009 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

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

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until October 30, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of Goldman, Sachs & Co. as security for fees and expenses payable for certain financial advisory services; charges against our and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario in favor of NNI (Ottawa Charge) with respect to an intercompany revolving loan agreement (NNI Loan Agreement); a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by us to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; in addition to the Ottawa Charge mentioned above, charges on the property of each of the Canadian Debtors as security for their respective obligations under the NNI Loan Agreement; and an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) us for any amounts advanced by us to NNTC following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by us to NNUK out of the allocation of sale proceeds we actually receive from future material asset sales subject to certain conditions. For more information, see note 2 to the accompanying unaudited condensed combined and consolidated financial statements.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors, other than NNCI, filed voluntary petitions under Chapter 11 with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and Nortel as borrower with an initial advance to Nortel of $75, to support our ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Airvana, Inc., Pension Benefit Guaranty Corporation and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (Bondholder Group). Our management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings and the Debtors’ ability to operate.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on Insolvency Proceedings (EC Regulation) and on the basis that each EMEA Debtor’s center of main interests was in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia,

Ukraine, Israel, Norway, Switzerland, South Africa and Turkey. Certain of our Israeli subsidiaries (Israeli Debtors) have commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a stay in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S., to the moratorium provided by the Insolvency Act 1986.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The secondary proceedings consist of liquidation proceedings during which NNSA will continue to operate as a going concern for an initial period of three months subject to extension upon the approval of the French Court. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French Administrator has been appointed (French Administrator) and is in charge of the day-to-day affairs and continuing business of NNSA and a French Liquidator has also been appointed (French Liquidator) who is in charge of the sale process of the business of NNSA.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, NNC announced that it, as well as us and certain of NNC’s other subsidiaries, including NNI, had entered into a stalking horse asset sale agreement with NSN for the sale of substantially all of our CDMA business and LTE Access assets for $650, subject to purchase price adjustments under certain circumstances. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was held on July 24, 2009. Ericsson emerged as the successful bidder for the sale of substantially all of our CDMA business and LTE Access assets for a purchase price of $1,130, subject to certain purchase price adjustments. We obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. Closing is expected to occur later this year and is subject to regulatory and other customary closing conditions. As part of this agreement, a minimum of 2,500 Nortel employees supporting the CDMA and LTE Access business are expected to receive offers of employment from Ericsson. The related CDMA and LTE Access assets and liabilities have been classified as held for sale at June 30, 2009. The related CDMA and LTE Access financial results have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. Generally Accepted Accounting Principles (U.S. GAAP). In connection with this transaction, we and NNI paid an aggregate break-up fee of $19.5, plus $3 in expense reimbursements to NSN.

Enterprise Solutions Business

On July 20, 2009, NNC announced that it, as well as us and certain of NNC’s other subsidiaries, including NNI and NNUK, have entered into a “stalking horse” asset and share sale agreement with Avaya for our North American, CALA and Asian ES business; and an asset sale agreement with Avaya for the EMEA portion of our ES business for a purchase price of $475 subject to purchase price adjustments under certain circumstances. These agreements include the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd.

We filed the stalking horse asset and share sale agreement with the U.S. Court along with a motion seeking the establishment of bidding procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. A similar motion for the approval of the bidding procedures has been filed with the Canadian Court. We obtained Canadian Court and U.S. Court approval for the bidding procedures on August 4, 2009. Competing bids are required to be submitted by September 4, 2009 and an auction with the qualified bidders is scheduled for September 11, 2009. Following completion of the bidding process, final approval of the U.S. and Canadian courts will be required.

Save for in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel.

As a result of the court approvals outlined above, we have begun the process of identifying the individual assets and liabilities as of June 30, 2009 that are expected to be included as part of the sale transaction. These assets and liabilities will be classified as assets held for sale in the third quarter of 2009.

LGN Joint Venture

On May 27, 2009, we announced that we have decided to seek a buyer for our majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia including LGN have not filed for creditor protection; however, pursuant to our ongoing creditor protection proceedings, we filed a motion with the Canadian Court and received approval of a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (NNIF), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (Netas), a publicly traded Turkish company, as part of the ongoing restructuring of Nortel.

Further Divestitures

The Creditor Protection Proceedings may result in additional sales or divestitures, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our other businesses. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors can generally take similar actions with the approval of the Canadian Monitor. In France, the French Administrator and French Liquidator have the ability to deal with assets of de minimis value in a similar way under statute. There is no formal concept of “abandonment of assets with a de minimis value” in the U.K. Administration Proceedings, although the U.K. Administrators will ordinarily not take any steps to deal with assets where there is no benefit to creditors in them doing so. As we continue to advance in discussions to sell our other businesses, we will consult with the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Jurisdictional Analysis

We are currently undertaking an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to engage with our existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and our divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and in the case of NNSA, the French Administrator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved the establishment of a claims process in the U.S. for claims that arose prior to Petition Date. Under this claims process, proof of claims must be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC, by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

On July 30, 2009, we announced that the Canadian Court approved the establishment of a claims process in Canada in connection with the CCAA Proceedings. Under this claims process, proof of claims other than “Compensation Claims” must be received by the Canadian Monitor, Ernst & Young Inc., by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

In relation to NNSA, claims must be submitted to the French Administrator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors.

In relation to the Israeli Debtors, the Israeli Court determined that claims should be submitted to the Israeli Administrators by no later than July 26, 2009.

The accompanying unaudited combined financial statements for the quarterly period ending June 30, 2009 (Second Quarter Financial Statements) do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. Currently, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are reviewing all claims filed and are beginning the claims reconciliation process.

Interim Funding and Settlement Agreement

Historically, we have deployed our cash through a variety of intercompany borrowing and transfer pricing arrangements to allow us to operate on a global basis and to allocate profits and losses, and certain costs, among the corporate group. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (TPA payments). Other than one $30 payment made by NNI to us in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA payments had been suspended since the Petition Date. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI will pay $157 to us, in four installments during the period ending September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by us to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (save for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). There can be no assurance that this funding will be sufficient to fund the Canadian Debtors operations during this period. Further arrangements will be necessary in order to address our liquidity needs for periods subsequent to September 30, 2009 as the IFSA provides funding through this date and there can be no assurance that the Canadian Debtors will be able to arrange additional funding sufficient to fund operations post September 30, 2009.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, we entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by us to the EDC support facility (EDC Support Facility), for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. On June 18, 2009, we and EDC entered into a further amendment to the Short-Term Support Agreement and a cash collateral agreement (Cash Collateral Agreement). Pursuant to the current Short-Term Support Agreement as amended, continued access by us to the EDC Support Facility is at the sole discretion of EDC. Nortel has provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. On July 28, 2009, we and EDC entered into a further amendment to the Short-Term Support Agreement to extend the interim period to October 30, 2009.

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to October 30, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, we announced that we had entered into an amendment to arrangements (Amending Agreement) with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the amendment, we agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Following subsequent negotiations, we have resolved all ongoing disputes and issues relating to the interpretation of the Amending Agreement and have confirmed, among other things, our obligation to purchase inventory in accordance with existing plans of record of $25. In addition, one of the supplier agreements with Flextronics will not terminate on July 12, 2009, as originally referenced in the Amending Agreement, but instead has been extended to December 2009, with a further extension for certain products to July 2010.

Value, Listing and Trading of NNC Common Shares and NNL Preferred Shares

On January 14, 2009, NNC received notice from the New York Stock Exchange (NYSE) that it decided to suspend the listing of Nortel Networks Corporation common shares (NNC common shares) on the NYSE. NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, NNC also was not in compliance with the NYSE’s price criteria pursuant to the NYSE’s Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets under the symbol “NRTLQ”.

On January 14, 2009, NNC received notice from the Toronto Stock Exchange (TSX) that it had begun reviewing the eligibility of NNC and NNL securities for continued listing on the TSX. However, the TSX stopped its review after concluding that the review was stayed by the initial order obtained by the Canadian Debtors pursuant to the CCAA Proceedings.

On February 5, 2009, the U.S. Court also granted a motion by the U.S. Debtors to impose certain restrictions and notification procedures on trading in NNC common shares and NNL preferred shares in order to preserve valuable tax assets in the U.S., in particular net operating loss carryovers and certain other tax attributes of the U.S. Debtors.

On June 19, 2009, NNC announced that we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests. As a result, NNC applied to delist the NNC common shares and we applied to delist the NNL preferred shares from trading on the TSX and delisting occurred on June 26, 2009 at the close of trading.

As a result of the TSX delisting, certain sellers of NNC common shares and NNL preferred shares who are not residents of Canada (non-residents) for purposes of the Income Tax Act (Canada) may be liable for Canadian tax and may be subject to tax filing requirements in Canada as a result of the sale of such shares after June 26, 2009. Also, purchasers of NNC common shares and NNL preferred shares from non-residents may have an obligation to remit 25% of the purchase price to the Canada Revenue Agency. Parties to sales of NNC common shares or NNL preferred shares involving a non-resident seller should consult their tax advisors or the Canada Revenue Agency. The statements herein are not intended to constitute, nor should they be relied upon as, tax advice to any particular seller or purchaser of NNC common shares or NNL preferred shares.

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

Termination of Hedging Activity

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative hedging transactions in accordance with its policies and procedures. However, as a result of the Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are now exposed to these interest rate and foreign currency risks and are expected to stay exposed at least until the conclusion of the Creditor Protection Proceedings.

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

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (D&O Trust) in the amount of approximately CAD$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings, NNC requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding any outstanding elections, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that our directors are entitled to receive remuneration in cash on a current basis at current compensation levels less an overall $25 thousand reduction notwithstanding the terms of, or elections made under, the Deferred Share Compensation Plans.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, we announced a workforce reduction plan. Under this plan, we intend to reduce our global workforce by approximately 5,000 net positions. We have commenced and will continue to implement these reductions, in accordance with local country legal requirements. During the three months ended June 30, 2009, we undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Workforce and Other Cost Reduction Activities” section of this report. In addition, we expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings.

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

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. See note 20, “Share-based compensation plans”, to the audited financial statements that accompany our 2008 Annual Report and note 17, “Share-based compensation plans” to the accompanying unaudited condensed combined and consolidated financial statements, for additional information about our share-based compensation plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we will reflect adjustments to our financial statements in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), assuming that we will continue as a going concern.

SOP 90-7, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to us, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, our revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. We adopted SOP 90-7 effective on January 14, 2009 and have segregated those items outlined above for all reporting periods subsequent to such date.

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

The accompanying unaudited condensed combined and consolidated financial statements do not include all information and notes required by U.S. GAAP in the preparation of annual combined and consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited condensed combined and consolidated financial statements are the same as those described in our audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2008, except as discussed above and in notes 3 and 4 to the accompanying unaudited condensed combined and consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements. Although we are headquartered in Canada, the accompanying unaudited condensed combined and consolidated financial statements are expressed in U.S. Dollars as the greater part of our financial results and net assets are denominated in U.S. Dollars.

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited condensed combined and consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the Creditor Protection Proceedings, except as disclosed above and in notes 3 and 4 to the accompanying unaudited condensed combined and consolidated financial statements. While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed combined and consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate the businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing significant R&D investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our businesses until they are sold. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed combined and consolidated financial statements.

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

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of this report and our 2008 Annual Report. For additional information on the Creditor Protection Proceedings, see note 1 to the audited consolidated financial statements for the year ended December 31, 2008 and note 2 to the accompanying unaudited condensed combined and consolidated financial statements. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Chief Restructuring Officer

On March 2, 2009, we announced the appointment of Pavi Binning as CRO of NNC and Nortel, a position he is holding in addition to his duties as Chief Financial Officer (CFO). As noted above, Mr. Binning will report to the Canadian Monitor and the proposed U.S. principal officer.

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

Effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by two business units with full responsibility for all product, services, applications, portfolio, business and market development, marketing and R&D functions: Carrier Networks (CN) (consisting of wireless and CVAS—carrier VoIP (voice over internet protocol), applications and solutions) and Metro Ethernet Networks (MEN).

Our Global Services (GS) business unit, formerly a reportable business segment, has been decentralized and transitioned to the other reportable segments as of the first quarter of 2009. In addition, commencing with the first quarter of 2009, we began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Also commencing with the first quarter of 2009, services results are reported across all reportable segments (CN, ES, MEN and LGN). Further to our announcement in the fourth quarter of 2008, we have decentralized our Carrier Sales and Global Operations teams as of July 1, 2009. We will also be reporting CVAS as a separate reportable segment commencing with the third quarter of 2009.

As of June 30, 2009, our four reportable segments were CN, ES, MEN, and LGN:

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

Commencing with the third quarter of 2009 we will begin to report our CVAS business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the CN reportable segment.

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

Layer 4-7 Data Portfolio

On February 19, 2009, we announced that we had entered into a stalking horse asset purchase agreement to sell certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. for approximately $18. We received orders from the U.S. Court and Canadian Court that established bidding procedures for an auction that allowed other qualified bidders to submit higher or otherwise better offers. We subsequently received orders from the U.S. Court and Canadian Court approving the transaction with Radware as the successful bidder and on March 31, 2009, we completed this divestiture. The proceeds from this divestiture have been classified as restricted cash and are currently held in escrow, pending allocation as determined through the Creditor Protection Proceedings.

Calgary Facility

We previously announced that we had entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of our facility in Calgary for a purchase price of CAD$97, subject to certain standard adjustments. The sale was approved by the Canadian Court on May 15, 2009 and the sale was completed on June 15, 2009 for a final purchase price of CAD$97.

How We Measure Business Performance

Our CEO has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CEO is Management Operating Margin (Management OM). Management OM, presented on a combined or consolidated basis, is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, selling, general and administrative (SG&A) and R&D expense. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. For a full U.S. GAAP reconciliation of Management OM, see note 8 to the accompanying unaudited condensed combined and consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Second Quarter Financial Highlights

The following is a summary of our second quarter and first six months of 2009 financial highlights:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues	$1,972	$2,622	$(650)	(25)	$3,705	$5,380	$(1,675)	(31)
Gross profit	755	1,131	(376)	(33)	1,378	2,280	(902)	(40)
Gross margin %	38.3%	43.1%		(4.8 points )	37.2%	42.4%		(5.2 points )
Selling, general and administrative expense	436	575	(139)	(24)	962	1,172	(210)	(18)

Research and development expense	299	437	(138)	(32)	637	854	(217)	(25)
Management OM	20	119	(99)	(83)	(221)	254	(475)	(187)
Management OM %	1.0%	4.5%		(3.5 points )	-6.0%	4.7%		(10.7 points )
Net loss attributable to NNL	(261)	(83)	(178)	(214)	(1,923)	(189)	(1,734)	(917)

Global economic conditions have generally continued to deteriorate in recent months and significant uncertainty about the future of our business has developed amongst customers, suppliers, partners and other stakeholders as a result of the Creditor Protection Proceedings and has impacted our business and financial results. We have continued to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, generally responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. As a result, our financial results were negatively impacted across all of our business segments.

Q2 2009 vs. Q2 2008

During the second quarter of 2009, foreign exchange fluctuations had an unfavorable impact on revenues of $101 and a favorable impact on both SG&A and R&D expenses of $27 and $28, respectively, when compared to the second quarter of 2008. The unfavorable impact on revenues was primarily as a result of unfavorable changes in the foreign exchange rates of the Korean Won, the British Pound and the Euro against the U.S. Dollar. The favorable impact on SG&A expense was primarily due to favorable changes in the foreign exchange rates of the British Pound, the Canadian Dollar, the Euro and the Korean Won against the U.S. Dollar. The favorable impact on R&D expense was primarily due to the weakening of the Canadian Dollar against the U.S. Dollar.

•

Revenues decreased 25% to $1,972: Revenues decreased by $650 in the second quarter of 2009 compared to the second quarter of 2008 due to decreases across all segments and regions. CN revenues decreased primarily due to reduced customer spending as a result of the continuing economic downturn, the recognition of previously deferred revenue in the second quarter of 2008 that did not repeat in the second quarter of 2009, and a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings. The decrease in ES was mainly due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. MEN revenues decreased due to revenues from certain customers in the second quarter of 2008 that did not repeat to the same extent in the second quarter of 2009 and the recognition of deferred revenues in the second quarter of 2008 that did not repeat in the second quarter of 2009. The decrease in LGN was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the second quarter of 2008 not repeated in the second quarter of 2009 as well as the unfavorable impact of foreign exchange fluctuations.

•

Gross margin decreased by 4.8 percentage points to 38.3%: The decrease was primarily as a result of the unfavorable impacts of foreign exchange fluctuations and product mix and price erosion, partially offset by a decrease in inventory provisions.

•

Management OM decreased by $99 to $20: The decrease in Management OM was due to a decrease in gross profit of $376, partially offset by declines in both SG&A and R&D expenses of $139 and $138, respectively. Gross profit decreased primarily due to a decrease in sales volumes and in the amount of deferred revenues recognized in the second quarter of 2009 compared to the second quarter of 2008, the unfavorable impact of foreign exchange fluctuations, and the unfavorable impacts of product mix and price erosion, partially offset by a decrease in inventory provisions. The decrease in R&D expense was mainly due to headcount reductions and the cancellation of certain R&D programs. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by workforce reduction costs.

•

Net loss attributable to NNL increased from $83 to $261: The increase was mainly due to a decrease in gross profit of $376 and reorganization items under SOP 90-7 of $109 in the second quarter of 2009 related to the Creditor Protection Proceedings. This increase was partially offset by decreases in both SG&A and R&D expenses of $139 and $138, respectively, a decrease in earnings attributable to non-controlling interests of $37.

•

Cash and cash equivalents increased from $2,473 at March 31, 2009 to $2,555 at June 30, 2009: The increase in cash and cash equivalents was primarily due to cash from investing activities of $76 mainly due to proceeds from the sale of the Calgary facility of CAD$97 and net favorable foreign exchange impacts of $109, partially offset by cash used in operating activities of $61 and cash used in financing activities of $42.

First six months of 2009 vs. first six months of 2008

During the first six months of 2009, foreign exchange fluctuations had an unfavorable impact on revenues of $260 and a favorable impact on both SG&A and R&D expenses of $80 and $83, respectively, when compared to the first six months of 2008. The unfavorable impact on revenues was primarily as a result of unfavorable changes in the foreign exchange rates of the Korean Won, the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar. The favorable impact on SG&A expense was primarily due to favorable changes in the foreign exchange rates of the Canadian Dollar, the British Pound, the Euro and the Korean Won against the U.S. Dollar. The favorable impact on R&D expense was primarily due to the weakening of the Canadian Dollar and the Korean Won against the U.S. Dollar.

•

Revenues decreased 31% to $3,705: Revenues decreased by $1,675 in the first six months of 2009 compared to the first six months of 2008 due to decreases across all segments and regions. CN revenues decreased primarily due to reduced customer spending as a result of the continuing economic downturn, certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009, a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings and reduced spending as a result of a change in technology migration plans by certain customers. The decrease in LGN was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first six months of 2008 not repeated in the first six months of 2009, as well as the unfavorable impact of foreign exchange fluctuations. The decrease in ES was mainly due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

•

Gross margin decreased by 5.2 percentage points to 37.2%: The decrease was primarily as a result of the unfavorable impacts of foreign exchange fluctuations, product mix and price erosion, charges related to the cancellation of certain equity based compensation plans and workforce reduction activities, partially offset by a decrease in inventory provisions.

•

Management OM decreased by $475 to a loss of $221: The decrease in Management OM was due to a decrease in gross profit of $902, partially offset by declines in both R&D and SG&A expenses of $217 and $210, respectively. Gross profit decreased primarily due to a decrease in sales volumes and in the amount of deferred revenues recognized in the first six months of 2009 compared to the first six months of 2008, the unfavorable impact of foreign exchange fluctuations, the unfavorable impacts of product mix and price erosion, charges related to the cancellation of certain equity based compensation plans and workforce reduction activities, partially offset by a decrease in inventory provisions. The decrease in R&D expense was mainly due to headcount reductions and the cancellation of certain R&D programs. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and costs related to workforce reduction activities.

•

Net loss attributable to NNL increased from $189 to $1,923: The increase was mainly due to a decrease in gross profit of $902, recording of $1,155 for NNI’s guarantee of NNC debt, reorganization items under SOP 90-7 of $183 in the first six months of 2009 related to the Creditor Protection Proceedings and a goodwill impairment charge of $48 related to our NGS business. This increase was partially offset by decreases in both R&D and SG&A expenses of $217 and $210, respectively, a decrease in earnings attributable to non-controlling interests of $83 and lower income tax expense of $30.

•

Cash and cash equivalents increased from $2,390 at December 31, 2008 to $2,555 at June 30, 2009: The increase in cash and cash equivalents was primarily due to cash from operating activities of $132 mainly as a result of the Creditor Protection Proceedings, cash from investing activities of $68, and net favorable foreign exchange impacts of $55, partially offset by cash used in financing activities of $90.

Results of Operations

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
United States	$987	$1,039	$(52)	(5)	$1,790	$2,120	$(330)	(16)
EMEA	376	634	(258)	(41)	732	1,225	(493)	(40)
Canada	102	200	(98)	(49)	216	366	(150)	(41)
Asia	428	584	(156)	(27)	794	1,371	(577)	(42)
CALA	79	165	(86)	(52)	173	298	(125)	(42)

Total revenues	$1,972	$2,622	$(650)	(25)	$3,705	$5,380	$(1,675)	(31)

During the first six months of 2009, customers across all our businesses, in particular in North America, generally responded to ongoing negative macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant and increasing pressure on our global business due to these adverse conditions.

Q2 2009 vs. Q2 2008

Revenues decreased to $1,972 in the second quarter of 2009 from $2,622 in the second quarter of 2008, a decrease of $650 or 25%. The lower revenues were due to decreases across all regions.

EMEA

Revenues in EMEA decreased by $258 in the second quarter of 2009 compared to the second quarter of 2008, due to a decrease across all segments.

The decrease in the CN segment of $102 was primarily due to declines in the GSM and UMTS solutions and circuit and packet voice solutions businesses of $90 and $18, respectively, primarily due to declines in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in the GSM and UMTS solutions business was also related to the recognition of previously deferred revenue in the second quarter of 2008 that did not repeat in the second quarter of 2009.

The decrease in the MEN segment of $80 was primarily due to declines in the optical networking solutions business of $60, mainly due to revenues from certain customers in the second quarter of 2008 that did not repeat to the same extent in the second quarter of 2009 and the recognition of deferred revenues in the second quarter of 2008 that did not repeat in the second quarter of 2009.

The decrease in the ES segment of $66 was due to the decrease in the communication solutions business, primarily from lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings as well as the unfavorable impact of foreign exchange fluctuations.

Asia

Revenues decreased by $156 in Asia in the second quarter of 2009 compared to the second quarter of 2008, due to decreases across all segments.

The decrease in the LGN segment of $102 was mainly due to a decrease in the LGN Carrier business of $96, primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the second quarter of 2008 not repeated in the second quarter of 2009, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the second quarter of 2008 not repeated to the same extent in the second quarter of 2009 due to network completions. The decrease was partially offset by the completion of a number of network expansions related to certain customers in the second quarter of 2009.

ES revenues decreased $33 due mainly to a decrease in the communication solutions business of $31, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and the unfavorable impact of foreign exchange fluctuations.

The decrease in the CN segment of $21 was mainly due to a decline in the GSM and UMTS solutions business of $54, partially offset by an increase in the CDMA solutions business of $42. The decrease in the GSM and UMTS solutions business was primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and certain customer contracts in the second quarter of 2008 not repeated in the second quarter of 2009. The increase in CDMA solutions revenues was mainly due to the recognition of deferred revenues in the second quarter of 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers. The increase was partially offset by declines primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in the second quarter of 2008, and declines resulting from lower sales volumes and price erosion.

Canada

Revenues decreased by $98 in Canada in the second quarter of 2009 compared to the second quarter of 2008, due to decreases in the CN, MEN and ES segments.

The decrease in the CN segment of $41 was primarily due to a decrease in the CDMA solutions business of $35, primarily due to reduced spending as a result of a change in technology migration plans by certain customers.

The decrease in the MEN segment of $36 was primarily due to a decrease in the optical networking solutions business of $27, mainly due to higher sales volumes in the second quarter of 2008 as a result of a delay in contract negotiations from the first quarter of 2008 to the second quarter of 2008, lower sales volumes in the second quarter of 2009 from certain customers related to legacy products as they migrate to 40G products, and the unfavorable impact of foreign exchange fluctuations.

The decrease in the ES segment of $20 was primarily due to a decrease in the communication solutions business of $18, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

CALA

Revenues decreased by $86 in CALA in the second quarter of 2009 compared to the second quarter of 2008, primarily due to decreases in the CN, ES and MEN segments.

The decrease in the CN segment of $57 was primarily due to decreases in the GSM and UMTS solutions and CDMA solutions businesses of $33 and $18, respectively. The decline in GSM and UMTS solutions was primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and the decrease in CDMA solutions was primarily the result of revenues in the second quarter of 2008 not repeated to the same extent in the second quarter of 2009.

The decrease in the ES segment of $16 was primarily due to a decrease in the communications solutions business of $15, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

MEN revenues decreased $13 primarily due to a decrease in the optical networking solutions business of $12, primarily due to sales volumes in the second quarter of 2008 not repeated to the same extent in 2009.

U.S.

Revenues decreased by $52 in the U.S. in the second quarter of 2009 compared to the second quarter of 2008, primarily due to declines in the ES and CN segments.

The decrease in the ES segment of $49 was mainly due to a decrease in the communication solutions business of $60, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

The decrease in the CN segment of $2 was primarily due to a decrease in the circuit and packet voice solutions business of $22, partially offset by an increase in the CDMA solutions business of $18. The decrease in the circuit and packet voice solutions business was primarily due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, a decline in demand for legacy TDM products as customers shift towards VoIP technology products. The increase in the CDMA solutions business was primarily due to network expansions of certain customers in the second quarter of 2009 and increased volumes related to access and core portfolios.

First six months of 2009 vs. first six months of 2008

Revenues decreased to $3,705 in the first six months of 2009 from $5,380 in the first six months of 2008, a decrease of $1,675 or 31%. The lower revenues were due to decreases across all regions.

Asia

Revenues decreased by $577 in Asia in the first six months of 2009 compared to the first six months of 2008, due to decreases across all segments.

The decrease in the LGN segment of $434 was mainly due to a decrease in the LGN Carrier business of $404, primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first six months of 2008 not repeated in the first six months of 2009, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the first six months of 2008 not repeated to the same extent in the first six months of 2009 due to network completions . The decrease was partially offset by the completion of a number of network expansions related to certain customers in the first six months of 2009.

The decrease in the CN segment of $66 was due to declines in the GSM and UMTS solutions and circuit and packet voice solutions businesses of $79 and $18, respectively, partially offset by an increase in the CDMA solutions business of $31. The decrease in the GSM and UMTS solutions business was primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009. The decrease in circuit and packet voice solutions was mainly due to certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009. The increase in the CDMA solutions business was mainly due to the recognition of deferred revenues in the first six months of 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers, partially offset primarily by the recognition of deferred revenues and an adjustment to revenues in the first six months of 2008, each of which resulted from the completion of obligations in connection with the termination of a customer contract.

ES revenues decreased $64 due to a decrease in the communication solutions business. This decrease was primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and the unfavorable impact of foreign exchange fluctuations.

EMEA

Revenues in EMEA decreased by $493 in the first six months of 2009 compared to the first six months of 2008, due to decreases across all segments.

The decrease in the CN segment of $182 was primarily due to a decline in the GSM and UMTS solutions business of $171, primarily due to a decline in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

The decrease in the ES segment of $160 was largely due to a decrease in the communication solutions business of $157, primarily from lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and the unfavorable impact of foreign exchange fluctuations.

The decrease in the MEN segment of $114 was primarily due to declines in the optical networking solutions business of $76, primarily due to revenues from certain customers in the first six months of 2008 that did not repeat to the same extent in the first six months of 2009, the recognition of deferred revenues in the first six months of 2008 that did not repeat in the first six months of 2009 and the unfavorable impact of foreign exchange fluctuations.

The decrease in the LGN segment of $35 was due to a decrease in the LGN Enterprise business, primarily due to a decline in sales volumes as a result of the continuing economic downturn.

U.S.

Revenues in the U.S. decreased by $330 in the first six months of 2009 compared to the first six months of 2008, due to decreases across all segments.

The decrease in the CN segment of $144 was primarily due to declines in the CDMA solutions and circuit and packet voice solutions businesses of $99 and $35, respectively. The decrease in the CDMA solutions business was primarily due to reduced customer spending as a result of the continuing economic downturn, industry consolidations, certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009 and a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings, partially offset by a network expansion of a certain customer in the first six months of 2009. The decline in circuit and packet voice solutions was mainly due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, a decline in demand for VoIP technology products and revenues from certain customers in the first six months of 2008 that did not repeat to the same extent in the first six months of 2009.

The decrease in the ES segment of $160 was largely due to a decrease in the communication solutions business of $164, primarily from lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Canada

Revenues decreased by $150 in Canada in the first six months of 2009 compared to the first six months of 2008, due to decreases in the CN, ES and MEN segments.

The decrease in the CN segment of $92 was due to decreases in the CDMA solutions and circuit and packet voice solutions businesses of $73 and $19, respectively. The decrease in the CDMA solutions business was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decrease in the circuit and packet voices solutions business was mainly due to reduced spending by certain customers and a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

The decrease in the ES segment of $38 was primarily due to a decrease in the communication solutions business of $34, mainly due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

The decrease in the MEN segment of $20 was primarily due to a decrease in the optical networking solutions business of $13, mainly due to higher sales volumes in the first six months of 2008 and as a result of lower sales volumes in the first six months of 2009 from certain customers related to legacy products as they migrate to 40G products and the unfavorable impact of foreign exchange fluctuations, partially offset by increased demand for Metro WDM and Sonet equipment in the first six months of 2009 from a particular customer.

CALA

Revenues decreased by $125 in CALA in the first six months of 2009 compared to the first six months of 2008, primarily due to decreases in the CN and ES segments.

The decrease in the CN segment of $91 was primarily due to decreases in the GSM and UMTS solutions and CDMA solutions businesses of $60 and $24, respectively. GSM and UMTS solutions revenues declined primarily as a result of a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009. The decrease in the CDMA solutions business was mainly due to revenues in the first six months of 2008 not repeated to the same extent in the first six months of 2009.

The decrease in the ES segment of $35 was primarily due to a decrease in the communication solutions business of $33, mainly due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Gross Margin

	For the Three Months ended June 30,					For the Six Months ended June 30,
	2009	2008	$ Change	% Change		2009	2008	$ Change	% Change
Gross profit	$755	$1,131	$(376)	(33)		$1,378	$2,280	$(902)	(40)
Gross margin	38.3%	43.1%		(4.8 points	)	37.2%	42.4%		(5.2 points	)

Q2 2009 vs. Q2 2008

Gross profit decreased to $755 in the second quarter of 2009 compared to $1,131 in the second quarter of 2008, a decrease of $376 or 33%. The decrease in gross profit was primarily due to a decrease of $289 in sales volumes and in the amount of deferred revenues recognized in the second quarter of 2009 compared to the second quarter of 2008, the unfavorable impact of $52 as a result of unfavorable foreign exchange fluctuations, $35 as a result of the unfavorable impacts of product mix and price erosion, an unfavorable impact of $28 as a result of purchase price variances, an unfavorable impact of $7 as a result of an increase in inventory provisions and an unfavorable impact of $2 as a result of costs related to workforce reduction activities, partially offset by a favorable impact of warranty cost of $17 and favorable cost reductions of $12.

Gross margin decreased to 38.3% in the second quarter of 2009 from 43.1% in the second quarter of 2008, a decrease of 4.8 percentage points, primarily as a result of the unfavorable impact of foreign exchange fluctuations of 2.6 percentage points, the unfavorable impacts of product mix and price erosion of 1.8 percentage points, unfavorable impacts of purchase price variances of 1.4 percentage points and an unfavorable impact of 0.5 percentage points due to an increase in inventory provisions, partially offset by a favorable impact of warranty cost of 0.9 percentage points and favorable cost reductions of 0.6 percentage points.

First six months of 2009 vs. first six months of 2008

Gross profit decreased to $1,378 in the first six months of 2009 compared to $2,280 in the first six months of 2008, a decrease of $902 or 40%. The decrease in gross profit was primarily due to a decrease of $644 in sales volumes and in the amount of deferred revenues recognized in the first six months of 2009 compared to the first six months of 2008, the unfavorable impact of $129 as a result of unfavorable foreign exchange fluctuations, $98 as a result of the unfavorable impacts of product mix and price erosion, an unfavorable impact of $38 as a result of purchase price variances, an unfavorable impact of $20 as a result of costs related to workforce reduction activities and an unfavorable impact of $18 as a result of charges related to the cancellation of certain equity based compensation plans partially offset by the favorable impact of $56 as a result of a decrease in inventory provisions.

Gross margin decreased to 37.2% in the first six months of 2009 from 42.4% in the first six months of 2008, a decrease of 5.2 percentage points, primarily as a result of the unfavorable impact of foreign exchange fluctuations of 3.5 percentage points, the unfavorable impacts of product mix and price erosion of 2.7 percentage points, unfavorable impact of purchase price variances of 1.0 percentage points, charges related to the cancellation of certain equity based compensation plans of 0.5 percentage points and costs related to workforce reduction activities of 0.5 percentage points, partially offset by the favorable impact of 1.5 percentage points due to a decrease in inventory provisions, a favorable impact of warranty cost of 0.4 percentage points and favorable cost reductions of 0.4 percentage points.

Management OM

	For the Three Months ended June 30,					For the Six Months ended June 30,
	2009	2008	$ Change	% Change		2009	2008	$ Change	% Change
Management OM	$20	$119	$(99)	(83)		$(221)	$254	$(475)	(187)
Management OM as a percentage of revenues	1.0%	4.5%		(3.5 points	)	-6.0%	4.7%		(10.7 points	)

Q2 2009 vs. Q2 2008

Management OM decreased to $20 in the second quarter of 2009 from $119 in the second quarter of 2008, a decrease of $99 or 83%. Management OM as a percentage of revenues decreased by 3.5 percentage points. The decrease in Management OM was due to a decrease in gross profit of $376 as explained above, partially offset by declines in SG&A and R&D expenses of $139 and $138, respectively. The decrease in R&D expense was mainly due to headcount reductions and the cancellation of certain R&D programs. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by costs related to workforce reduction activities.

First six months of 2009 vs. first six months of 2008

Management OM decreased to a loss of $221 in the first six months of 2009 from earnings of $254 in the first six months of 2008, a decrease of $475 or 187%. Management OM as a percentage of revenues decreased by 10.7 percentage points. The decrease in Management OM was due to a decrease in gross profit of $902 as explained above, partially offset by declines in R&D and SG&A expenses of $217 and $210, respectively. The decrease in R&D expense was mainly due to headcount reductions and the cancellation of certain R&D programs. The decrease in SG&A expense was primarily due to headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and costs related to workforce reduction activities.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
November 2008 Restructuring Plan	$—	$—	$(14)	$—
2008 Restructuring Plan	(27)	36	(28)	103
2007 Restructuring Plan	—	24	(16)	48
2006 Restructuring Plan	—	(1)	—	(1)
2004 Restructuring Plan	1	5	—	5
2001 Restructuring Plan	(2)	3	(24)	—

Total charges (recovery)	$(28)	$67	$(82)	$155

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and be classified in cost of revenues, SG&A and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 10 to the accompanying unaudited condensed combined and consolidated financial statements). Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in the jurisdictions under the Creditor Protection Proceedings.

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

During the first quarter of 2008, we announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations (the 2008 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and further consolidating real estate requirements. We expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $148 of the total charges relating to the net reduction of approximately 1,500 positions and real estate reduction initiatives under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $12 as at June 30, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2013.

During the first quarter of 2007, we announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations (the 2007 Restructuring Plan). In addition to the workforce reductions, we announced steps to achieve additional cost savings by efficiently managing our various business locations and consolidating real estate requirements. We expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $243 of the total charges relating to the net reduction of approximately 2,150 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $13 as at June 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues related to leases with payment terms through to 2016.

During 2006, 2004 and 2001, we implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (2006 Restructuring Plan, 2004 Restructuring Plan and 2001 Restructuring Plan). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $140 in the aggregate as at June 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2022 for the 2004 Restructuring Plan and the end of 2022 for the 2001 Restructuring Plan.

The following table sets forth recovery by profit and loss category for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Cost of revenues	$—	$(8)
Selling, general and administrative	(2)	(17)
Research and development	—	(4)
Reorganization items—lease repudiation	—	(28)
Other	(26)	(25)

Total charge (recovery)	$(28)	$(82)

The following table sets forth charges (recovery) by segment for the three and six months ended June 30, 2009 and 2008:

	Enterprise Solutions	Carrier Networks	Metro Ethernet Networks	LGN	Other	Total
November 2008 Restructuring Plan	$—	$—	$—	$—	$—	$—
2008 Restructuring Plan	(9)	(14)	(4)	—	—	(27)
2007 Restructuring Plan	—	—	—	—	—	—
2004 Restructuring Plan	—	1	—	—	—	1
2001 Restructuring Plan	—	(2)	—	—	—	(2)

Total charges for the three months ended June 30, 2009	$(9)	$(15)	$(4)	$—	$—	$(28)

2008 Restructuring Plan	$12	$17	$7	$—	$—	$36
2007 Restructuring Plan	1	21	1	—	—	23
2004 Restructuring Plan	1	3	1	—	—	5
2001 Restructuring Plan	1	1	1	—	—	3

Total charges for the three months ended June 30, 2008	$15	$42	$10	$—	$—	$67

November 2008 Restructuring Plan	$(4)	$(8)	$(2)	$—	$—	$(14)
2008 Restructuring Plan	(9)	(15)	(4)	—	—	(28)
2007 Restructuring Plan	(2)	(12)	(2)	—	—	(16)
2004 Restructuring Plan	—	—	—	—	—	—
2001 Restructuring Plan	(7)	(13)	(4)	—	—	(24)

Total charges for the six months ended June 30, 2009	$(22)	$(48)	$(12)	$—	$—	$(82)

2008 Restructuring Plan	$42	$43	$18	$—	$—	$103
2007 Restructuring Plan	4	34	9	—	—	47
2004 Restructuring Plan	1	3	1	—	—	5
2001 Restructuring Plan	—	—	—	—	—	—

Total charges for the six months ended June 30, 2008	$47	$80	$28	$—	$—	$155

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays of approximately $160. During the three months ended June 30, 2009, we undertook additional workforce reduction activities that, upon completion, are expected to result in additional annual gross savings of approximately $380, with total charges to earnings of approximately $150, and total cash outlays of $80. The charges and cash outlays are expected to be incurred in 2009. Approximately $178 of the total charges relating to the net workforce reduction of 6,000 positions were incurred as of June 30, 2009.

The following table sets forth charges by profit and loss category for the three and six months ended June 30, 2009:

	For the Three Months ended June 30, 2009	For the Six Months ended June 30, 2009
Cost of revenues	$42	$69
SG&A	44	70
R&D	15	36
Other	3	3

Total charges	$104	$178

The following table sets forth charges incurred by segment for the three and six months ended June 30, 2009:

	For the Three Months ended June 30, 2009	For the Six Months ended June 30, 2009
ES	$34	$71
CN	55	82
MEN	15	25

Total charges	$104	$178

Other Cost Reduction Activities

During the three and six months ended June 30, 2009, the real estate initiative resulted in charges of $2 and $5, respectively, which were recorded against SG&A and reorganization expense. During the three and six months ended June 30, 2009, we recorded plant and equipment write downs of $3 and $6, respectively. During the three and six months ended June 30, 2009, we recorded an additional charge of $6 and $8, respectively, against reorganization for lease repudiations and other contract settlements.

Gain on Sales of Businesses and Assets

We recorded a gain on sales of businesses and assets of $15 and $26, respectively, in the second quarter and first six months of 2009. The gain on sale of businesses and assets in the second quarter and first six months of 2009 was primarily due to a gain related to the sale of our Calgary facility, partially offset by an impairment related to a parcel of land held for sale. Additionally, the gain for the first six months of 2009 was due to gains related to the sale of certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. in the first quarter of 2009.

We did not have any material asset or business dispositions in the first six months of 2008.

Other Operating Expense (Income)—Net

The components of other operating expense (income)—net were as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Royalty license income—net	$(3)	$(8)	$(9)	$(16)
Litigation charges (recovery)—net	—	(1)	—	11
Other—net	7	1	—	10

Other operating expense (income)—net	$4	$(8)	$(9)	$5

In the second quarter of 2009, other operating expense (income)—net was an expense of $4, due primarily to other expenses of $7, partially offset by royalty income of $3 from cross patent license agreements. Other operating expense (income)—net was income of $9 for the first six months of 2009, primarily due to royalty income of $9 from cross patent license agreements.

In the second quarter of 2008, other operating expense (income)—net was income of $8, due primarily to royalty income of $8 from cross patent license agreements. Other operating expense (income)—net was an expense of $5 for the first six months of 2008, primarily due to litigation charges of $11 relating to a patent infringement lawsuit settlement and a charge of $9 related to an other than temporary impairment of an investment, partially offset by royalty income of $16 from cross patent license agreements.

Other Income (Expense)—Net

The components of other income (expense)—net were as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Losses on sale and writedowns of investments	$—	$(2)	$(1)	$(2)
Currency exchange gains (losses)—net	(8)	34	(66)	14
Other—net	14	(31)	(27)	(12)

Other income (expense)—net	$6	$1	$(94)	$—

In the second quarter of 2009, other income (expense)—net was income of $6, including currency exchange losses of $8 due to the strengthening of the Korean Won, the British Pound, the Euro and the Canadian Dollar against the U.S. Dollar. Other income (expense)—net was expense of $94 for the first six months of 2009, primarily comprised of currency exchange losses of $66 due to the weakening of the Korean Won, the British Pound, the Euro and the Canadian Dollar against the U.S. Dollar.

In the second quarter of 2008, other income (expense)—net was income of $1, which included currency exchange gains of $34 due to the strengthening of the Canadian Dollar and Chinese Yuan Renminbi against the U.S. Dollar, partially offset by Other expense of $31 primarily due to a loss of $21 as a result of mark-to-market adjustments on certain interest rate swaps. Other income (expense)—net was nil for the first six months of 2008, primarily comprised of gains related to foreign exchange fluctuations of $14, partially offset by Other—net expense of $12.

Interest Expense

Interest expense has remained relatively flat in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008, primarily as a result of unchanged debt levels.

In the second quarter and first six months of 2009, we have continued to accrue for interest expense of $65 and $130, respectively, in our normal course of operations related to debt issued by NNC or NNL in Canada based upon the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with SOP 90-7, interest expense in the U.S. incurred post-Petition Date is not recognized. As a result, interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed combined and consolidated financial statements. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings. These items can include revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the Creditor Protection Proceedings.

The components of reorganization items—net were as follows:

	For the Three Months ended June 30, 2009	For the Six Months ended June 30, 2009
Professional fees	$(75)	$(132)
Interest income	(14)	14
Lease repudiation	3	25
Key Executive Incentive Plan / Key Employee Retention Plan	(22)	(28)
Intercompany loan guarantee	—	(1,155)
Penalties	(24)	(36)
Other	(18)	(26)

Reorganization items—net	$(150)	$(1,338)

Income Tax Expense

During the second quarter and first six months ended June 30, 2009, Nortel recorded a tax expense of $61 and $68, respectively, on loss from operations before income taxes and equity in net earnings of associated companies of $192 and $1,826, respectively. The tax expense of $68 was largely comprised of $21 of income taxes in profitable jurisdictions primarily in Asia, $6 relating to the accrual of the deferred tax liability associated with our investment in LGN, the provision of a $33 reserve against a tax receivable in France and $14 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by a benefit of $6 from various tax credits and R&D related incentives.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with SFAS 109, which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance was still necessary as at June 30, 2009 for all jurisdictions other than Korea and Turkey. For additional information, see “Application of Critical Accounting Policies and Estimates—Income Taxes” in this section of this report.

During the second quarter and first six months of 2008, we recorded a tax expense of $62 and $98, respectively, on earnings from operations before income taxes and equity in net earnings of associated companies of $24 and $20, respectively. The tax expense of $98 was largely comprised of several significant items including

$100 of income taxes on profitable entities in Asia and Europe including a $6 valuation release in Germany based on earnings, $8 of income taxes resulting from revisions to prior year tax estimates and other taxes of $13 primarily related to withholding taxes and taxes on preferred share dividends in Canada. This tax expense is partially offset by a $19 benefit derived from various tax credits and R&D-related incentives, and a $4 benefit resulting from decreases in uncertain tax positions.

Segment Information

Carrier Networks

The following table sets forth revenues and Management OM for the CN segment:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
CDMA solutions	$555	$542	$13	2	$948	$1,101	$(153)	(14)
GSM and UMTS solutions	202	377	(175)	(46)	377	697	(320)	(46)
Circuit and packet voice solutions	163	224	(61)	(27)	332	434	(102)	(24)

Total revenues	$920	$1,143	$(223)	(20)	$1,657	$2,232	$(575)	(26)

Management OM	$214	$148	$66	45	$259	$292	$(33)	(11)

Q2 2009 vs. Q2 2008

CN revenues decreased to $920 in the second quarter of 2009 from $1,143 in the second quarter of 2008, a decrease of $223 or 20%, due primarily to decreases in the GSM and UMTS solutions and circuit and packet voice solutions businesses while the CDMA solutions business was essentially flat.

CDMA solutions increased by $13 primarily due to increases in Asia and the U.S. of $42 and $18, respectively, partially offset declines in Canada and CALA of $35 and $18, respectively. The increase in Asia was mainly due to the recognition of deferred revenues in the second quarter of 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers. The increase in the U.S. was primarily due to a network expansion of a certain customer and increased volumes related to access and core portfolios, partially offset by delays in spending by certain customers into the third quarter of 2009. The increases were partially offset by declines primarily due to the recognition of deferred revenues and an adjustment to revenues in the second quarter of 2008, each of which resulted from the completion of obligations in connection with the termination of a customer contract, and declines resulting from lower sales volumes and price erosion. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers and the decline in CALA was primarily the result of revenues in the second quarter of 2008 not repeated to the same extent in the second quarter of 2009.

GSM and UMTS solutions decreased by $175 primarily due to declines in EMEA, Asia and CALA of $90, $54 and $33, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in EMEA was related to the recognition of previously deferred revenue in the second quarter of 2008 that did not repeat in the second quarter of 2009 and the decrease in Asia was related to certain customer contracts in the second quarter of 2008 not repeated in the second quarter of 2009.

The decline in circuit and packet voice solutions of $61 was primarily due to declines in the U.S., EMEA and Asia of $22, $18 and $9, respectively. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of the continuing economic downturn, the uncertainty created by the Creditor

Protection Proceedings, and a decline in demand for legacy TDM products as customers shift towards VoIP technology products. The decrease in EMEA was mainly due to a decline in sales volumes related to the CVAS services and VoIP technology products as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Asia was mainly due to certain customer contracts in the second quarter of 2008 not repeated in the second quarter of 2009.

CN Management OM increased to $214 in the second quarter of 2009 from $148 in the second quarter of 2008, an increase of $66. This increase was a result of decreases in both R&D and SG&A expenses of $72 and $35, respectively, partially offset by a decrease in gross profit of $41.

CN gross profit decreased to $461 from $502, while gross margin increased to 50.1% from 43.9%. The decrease in gross profit was primarily due to lower inventory provisions, the favorable impact of product mix, and a one-time license fee from a certain customer, partially offset by declines in sales volumes in the GSM and UMTS solutions and circuit and packet voice solutions businesses primarily as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives. Additionally SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

First six months of 2009 vs. first six months of 2008

CN revenues decreased to $1,657 in the first six months of 2009 from $2,232 in the first six months of 2008, a decrease of $575 or 26%, due to decreases across all businesses.

CDMA solutions decreased by $153 primarily due to declines in the U.S., Canada and CALA of $99, $73 and $24, respectively, partially offset by increases in Asia of $31. The decrease in the U.S. was primarily due to reduced customer spending as a result of the continuing economic downturn, industry consolidations, certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009 and a decline in sales volumes as a result of the uncertainty created by the Creditor Protection Proceedings, partially offset by a network expansion of a certain customer in the first six months of 2009. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decline in CALA was primarily due to revenues in the first six months of 2008 not repeated to the same extent in the first six months of 2009. The increase in Asia was mainly due to the recognition of deferred revenues in the first six months of 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers, partially offset primarily by the recognition of deferred revenues and an adjustment to revenues in the first six months of 2008, each of which resulted from the completion of obligations in connection with the termination of a customer contract.

GSM and UMTS solutions decreased by $320 primarily due to declines in EMEA, Asia and CALA of $171, $79 and $60, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in both Asia and CALA were due, in part, to certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009.

The decline in circuit and packet voice solutions of $102 was primarily due to declines in the U.S., EMEA, Canada and Asia of $35, $23, $19 and $18, respectively. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, a decline in demand for VoIP technology products and revenues from certain customers in the first six months of 2008 that did not repeat to the same extent in the first six months of 2009. The decrease in EMEA was mainly due to a decline in sales volumes related to the CVAS services and VoIP technology products as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Canada was mainly due to reduced spending by certain customers and a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Asia was mainly due to certain customer contracts in the first six months of 2008 not repeated in the first six months of 2009.

CN Management OM decreased to $259 in the first six months of 2009 from $292 in the first six months of 2008, a decrease of $33. This decrease was a result of a decrease in gross profit of $226, partially offset by decreases in both R&D and SG&A expenses of $128 and $65, respectively.

CN gross profit decreased to $782 from $1,008, while gross margin increased to 47.2% from 45.2%. The decrease in gross profit was primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by lower inventory provisions, the favorable impact of product mix, and a one-time license fee from a certain customer in the second quarter of 2009. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, partially offset by higher spending on our 4G next generation wireless technology in the first quarter of 2009. Additionally, SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

Enterprise Solutions

The following table sets forth revenues and Management OM for the ES segment:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Communication solutions (a)	$352	$542	$(190)	(35)	$653	$1,105	$(452)	(41)
Services	113	107	6	6	207	212	(5)	(2)

Total revenues	$465	$649	$(184)	(28)	$860	$1,317	$(457)	(35)

Management OM	$(80)	$(83)	$3	(4)	$(210)	$(161)	$(49)	30

(a)	Prior to the first quarter of 2009, ES segment revenues were reported across two categories: circuit and packet voice solutions revenues and data networking and security solutions revenues. Commencing with the first quarter of 2009, revenues from both of these previous categories are collectively reported as communications solutions revenues.

Q2 2009 vs. Q2 2008

ES revenues decreased to $465 in the second quarter of 2009 from $649 in the second quarter of 2008, a decrease of $184 or 28%, due to decreases across all businesses.

Revenues in the communication solutions business decreased by $190 due to declines across all regions. Revenues in EMEA, the U.S., and Asia decreased $66, $60 and $31, respectively, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. EMEA and Asia revenues were also unfavorably impacted by foreign exchange fluctuations.

ES Management OM increased from a loss of $83 in the second quarter of 2008 to a loss of $80 in the second quarter of 2009, as a result of decreases in both SG&A and R&D expenses of $81 and $38, respectively, partially offset by a decrease in gross profit of $116.

ES gross profit decreased to $165 in the second quarter of 2009 from $281 in the second quarter of 2008, while gross margin decreased from 43.3% to 35.5%. The decrease in gross profit was primarily a result of a decline in sales volumes due to the continuing economic downturn and the uncertainty created by the Creditor

Protection Proceedings and the unfavorable impacts of product mix and foreign exchange fluctuations, partially offset by lower costs related to warranty, royalty and other inventory costs. SG&A expense decreased primarily due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, and reduced sales and marketing spending in maturing technologies. R&D expense decreased primarily due to headcount reductions and reduced spending for maturing technologies.

First six months of 2009 vs. first six months of 2008

ES revenues decreased to $860 in the first six months of 2009 from $1,317 in the first six months of 2008, a decrease of $457 or 35%, due to decreases across all businesses.

Revenues in the communication solutions business decreased by $452 due to declines across all regions. Revenues in the U.S., EMEA and Asia decreased $164, $157 and $64, respectively, primarily due to lower sales volumes across multiple customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings and the unfavorable impact of foreign exchange fluctuations.

ES Management OM decreased to a loss of $210 in the first six months of 2009 from a loss of $161 in the first six months of 2008, as a result of a decrease in gross profit of $267, partially offset by decreases in both SG&A and R&D expenses of $158 and $60, respectively.

ES gross profit decreased to $297 in the first six months of 2009 from $564 in the first six months of 2008, while gross margin decreased from 42.8% to 34.5%. The decrease in gross profit was primarily a result of a decline in sales volumes due to the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, the unfavorable impact of foreign exchange fluctuations and product mix. SG&A expense decreased primarily due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, and reduced sales and marketing spending in maturing technologies. R&D expense decreased primarily due to headcount reductions and reduced spending for maturing technologies.

Metro Ethernet Networks

The following table sets forth revenues and Management OM for the MEN segment:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Optical networking solutions	$211	$292	$(81)	(28)	$433	$533	$(100)	(19)
Data networking and security solutions	35	62	(27)	(44)	92	129	(37)	(29)
Services	87	101	(14)	(14)	168	195	(27)	(14)

Total revenues	$333	$455	$(122)	(27)	$693	$857	$(164)	(19)

Management OM	$28	$47	$(19)	(40)	$70	$49	$21	43

Q2 2009 vs. Q2 2008

MEN revenues decreased to $333 in the second quarter of 2009 from $455 in the second quarter of 2008, a decrease of $122 or 27%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $81 primarily due to declines in EMEA and Canada of $60 and $27, respectively. The decrease in EMEA was mainly due to revenues from certain customers in the second quarter of 2008 that did not repeat to the same extent in the second quarter of 2009 and the recognition of deferred revenues in the second quarter of 2008 that did not repeat in the second quarter of 2009. Revenues in Canada decreased mainly due to higher sales volumes in the second quarter of 2008 as a result of a delay in contract negotiations from the first quarter of 2008 to the second quarter of 2008, lower sales volumes in the second quarter of 2009 from certain customers related to legacy products as they migrate to 40G products, and the unfavorable impact of foreign exchange fluctuations.

The decrease in the data networking and security solutions business of $27 was primarily due to declines in EMEA, Canada and Asia of $12, $5 and $5, respectively. The decrease in EMEA was mainly due to the recognition of deferred revenues in the second quarter of 2008 that did not repeat in the second quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Revenues in Canada declined as a result of delays by a certain customer related to Carrier Ethernet products and revenues in Asia decreased primarily due to a decline in sales volumes for Passport products.

The decrease in services revenues of $14 was primarily due to a decrease in EMEA of $8, primarily as a result of the unfavorable impact of foreign exchange fluctuations and a decline in sales volumes across several customers.

MEN Management OM decreased to $28 in the second quarter of 2009 from $47 in the second quarter of 2008, due to decreases in gross profit of $59, partially offset by decreases in both R&D and SG&A expenses of $24 and $16, respectively.

MEN gross profit decreased to $124 in the second quarter of 2009 from $183 in the second quarter of 2008, while gross margin decreased to 37.2% from 40.2%. Gross profit decreased primarily as a result of sales volume declines, price erosion and product mix and the unfavorable impact of foreign exchange fluctuations, partially offset by lower warranty costs. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations.

First six months of 2009 vs. first six months of 2008

MEN revenues decreased to $693 in the first six months of 2009 from $857 in the first six months of 2008, a decrease of $164 or 19%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $100 primarily due to declines in EMEA, Canada and the U.S., of $76, $13 and $11, respectively. The decrease in EMEA was mainly due to revenues from certain customers in the first six months of 2008 that did not repeat to the same extent in the first six months of 2009, the recognition of deferred revenues in the first six months of 2008 that did not repeat in the first six months of 2009 and the unfavorable impact of foreign exchange fluctuations. Revenues in Canada decreased mainly due to higher sales volumes in the first six months of 2008 as a result of lower sales volumes in the first six months of 2009 from certain customers related to legacy products as they migrate to 40G products, and the unfavorable impact of foreign exchange fluctuations, partially offset by increased demand for Metro WDM and Sonet equipment in the first six months of 2009 from a particular customer. The decrease in the U.S. was primarily due to revenues from a certain customer related to Metro WDM products in the first six months of 2008 that did not repeat to the same extent in the first six months of 2009 and reduced spending by various customers resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by increased sales volumes with a certain customer in the first six months of 2009.

The decrease in the data networking and security solutions business of $37 was primarily due to declines in EMEA and Asia of $19 and $10, respectively. The decrease in EMEA was mainly due to the recognition of deferred revenues in the first six months of 2008 that did not repeat in the first six months of 2009, lower demand for Passport products as a result of market declines and the unfavorable impact of foreign exchange fluctuations.

Revenues in Asia decreased primarily due to a decline in sales volumes of our Passport products relating to market declines across multiple customers.

The decrease in services revenues of $27 was primarily due to a decrease in EMEA of $19, primarily as a result of the unfavorable impact of foreign exchange fluctuations and a decline in sales volumes across several customers.

MEN Management OM increased to $70 in the first six months of 2009 from $49 in the first six months of 2008, due to decreases in both R&D and SG&A expenses of $52 and $28, respectively, partially offset by declines in gross profit of $59.

MEN gross profit decreased to $269 in the first six months of 2009 from $328 the first six months of 2008, while gross margin increased from 38.3% to 38.8%. Gross profit decreased primarily as a result of lower sales volumes, the unfavorable impact of foreign exchange fluctuations, price erosion and unfavorable product mix, partially offset by lower warranty expense, a one-time cost related to a settlement with one of our suppliers in the first six months of 2008, and a decrease in inventory provisions in the first six months of 2009. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations.

LGN

The following table sets forth revenues and Management OM for the LGN segment:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
LGN Carrier	$152	$245	$(93)	(38)	$307	$711	$(404)	(57)
LGN Enterprise	47	70	(23)	(33)	80	150	(70)	(47)

Total revenues	$199	$315	$(116)	(37)	$387	$861	$(474)	(55)

Management OM	$17	$111	$(94)	(85)	$65	$285	$(220)	(77)

Services revenues within the LGN segment are reported within the LGN Carrier and LGN Enterprise businesses.

Q2 2009 vs. Q2 2008

LGN revenues decreased to $199 in the second quarter of 2009 from $315 in the second quarter of 2008, a decrease of $116 or 37%, due to decreases across both businesses.

Revenues in LGN Carrier decreased by $93 primarily due to a decrease in Asia of $96. This decrease was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the second quarter of 2008 not repeated in the second quarter of 2009, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the second quarter of 2008 not repeated to the same extent in the second quarter of 2009 due to network completions. The decrease was partially offset by the completion of a number of network expansions related to certain customers in the second quarter of 2009.

LGN Enterprise decreased by $23 due to decreases in EMEA and Asia of $12 and $6, respectively, primarily due to a decline in sales volumes as a result of the continuing economic downturn and revenues in the second quarter of 2008 with a certain customer not repeated in the second quarter of 2009, and in Asia also due to the unfavorable impact of foreign exchange fluctuations and the uncertainty created by the Creditor Protection Proceedings.

LGN Management OM decreased to $17 in the second quarter of 2009 from $111 in the second quarter of 2008, a decrease of $94. The decrease was a result of a decrease in gross profit of $104, partially offset by declines in both R&D and SG&A expenses of $6 and $4, respectively.

LGN gross profit decreased to $49 in the second quarter of 2009 from $153 in the second quarter of 2008, while gross margin decreased from 48.6% to 24.6%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in the second quarter of 2008 not repeated in the second quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

First six months of 2009 vs. first six months of 2008

LGN revenues decreased to $387 in the first six months of 2009 from $861 in the first six months of 2008, a decrease of $474 or 55%, due to decreases across both businesses.

Revenues in LGN Carrier decreased due to a decrease in Asia of $404. This decrease was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first six months of 2008 not repeated in the first six months of 2009 due to network completions, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the first six months of 2008 not repeated to the same extent in the first six months of 2009. The decrease was partially offset by the completion of a number of network expansions related to certain customers in the first six months of 2009.

LGN Enterprise decreased by $70 primarily due to decreases in EMEA and Asia of $35 and $30, respectively, primarily due to a decline in sales volumes as a result of the continuing economic downturn and revenues in the first six months of 2008 with a certain customer not repeated in the first six months of 2009, and in Asia, also due to the unfavorable impact of foreign exchange fluctuations and the uncertainty created by the Creditor Protection Proceedings.

LGN Management OM decreased to $65 in the first six months of 2009 from $285 in the first six months of 2008, a decrease of $220. The decrease was a result of a decrease in gross profit of $244, partially offset by declines in both R&D and SG&A expenses of $14 and $10, respectively.

LGN gross profit decreased to $123 in the first six months of 2009 from $367 in the first six months of 2008, while gross margin decreased from 42.6% to 31.8%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in the first six months of 2008 not repeated in the first six months of 2009 and the unfavorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

Other

The following table sets forth revenues and Management OM for the Other segment:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues	$55	$60	$(5)	(8)	$108	$113	$(5)	(4)

Management OM	$(159)	$(104)	$(55)	53	$(405)	$(211)	$(194)	92

Q2 2009 vs. Q2 2008

Other revenues are comprised of revenues from NGS and other revenues. Other revenues decreased by 8% in the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease of $3 in the U.S. related to NGS.

Other Management OM includes corporate charges. Management OM for Other decreased to a loss of $159 in the second quarter of 2009 from a loss of $104 in the second quarter of 2008, an increase in loss of $55. The increase in loss was due to a decrease in gross profit of $56 and an increase in R&D expense of $2, partially offset by a decrease in SG&A expense of $3.

First six months of 2009 vs. first six months of 2008

Other revenues remained flat in the first six months of 2009 compared to the first six months of 2008.

Other Management OM includes corporate charges. Management OM for Other decreased to a loss of $405 in the first six months of 2009 from a loss of $211 in the first six months of 2008, an increase in loss of $194. The decrease was due to a decrease in gross profit of $106 and increases in both SG&A and R&D expenses of $51 and $37, respectively, primarily as a result of charges related to the cancellation of certain equity based compensation plans and workforce reduction activities.

Liquidity and Capital Resources

Overview

As at June 30, 2009, our cash and cash equivalents balance was approximately $2,555, plus a balance of approximately $6 reflecting the remainder of the Reserve Primary Fund (Fund) investment.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of June 30, 2009: $164 in Canada, $782 in the U.S., $809 in EMEA, $309 in joint ventures, $122 in China, $261 in Asia and $108 in CALA. These amounts exclude restricted cash of $89, including an aggregate of approximately $46 and $9 in Canada and the U.S., respectively. Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions and in the joint ventures is generally available to fund operations in the particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations, pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements have been extended and will currently expire on September 9, 2009 unless further extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators.

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, our cash flow has been significantly impacted. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI will pay

$157 to us, in four installments during the period ending September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. The IFSA provides for a charge in favor of NNI against all of the property of the Canadian Debtors as security for a contingent payment of up to $26 payable by us to NNI in the event it is determined that the payments made by NNI exceed the amount actually due for the services rendered by us during the period from the Petition Date to September 30, 2009. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June, 23 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (save for NNSA which was authorized to enter into the IFSA by the French Court on 7 July 2009). There can be no assurance that this funding will be sufficient to fund the Canadian Debtors’ operations during this period. Further arrangements will be necessary in order to address our liquidity needs for periods subsequent to September 30, 2009 as the IFSA provides funding through this date.

A revolving loan agreement between NNI, as lender, and us, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. We are not seeking U.S. Court approval at this time to draw down the remaining $125. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court (see note 2 to the accompanying condensed combined and consolidated financial statements). Our obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement matures on December 31, 2009, subject to extension for a further year, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under a current agreement with EDC, we have continued access under the EDC Support Facility for up to $30 of support until October 30, 2009 unless otherwise extended. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance.

Continued access by us to the EDC Support Facility is at the sole discretion of EDC. There is no assurance that the current level of support, if any, will be sufficient during the period. On June 18, 2009, we and EDC entered into the Cash Collateral Agreement and we have provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, see “Executive Overview—Creditor Protection Proceedings—Export Development Canada Support Facility; Other Contracts and Debt Instruments”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to seeking further support under the EDC Support Facility.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009, see “Executive Overview—Creditor Protection Proceedings—Business Operations”. We are currently undergoing an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and the U.K. Administrators, and may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will be able to put in place further cost reimbursements arrangements between us and NNI post

September 30, 2009, (iii) the current support under the EDC Support Facility or other cash collateralized facilities in certain jurisdictions is sufficient for our business needs or that we will not have to provide further cash collateral, or (iv) we generate sufficient cash to fund our operations during this process or that we will be able to access any alternative financing on acceptable terms or at all.

Cash Flow

Our total cash and cash equivalents excluding restricted cash increased by $165 in the first six months of 2009 to $2,555, due to cash from operating and investing activities including the positive cash flow impact of the Creditor Protection Proceedings and the favorable impact of foreign exchange fluctuations on cash and cash equivalents, partially offset by cash used in financing activities.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity for the six months ended June 30, 2009 and 2008, and cash on hand as of June 30, 2009 and 2008, respectively:

	For the Six Months Ended June 30,
	2009	2008	Change
Net loss attributable to NNL	$(1,923)	$(189)	$(1,734)
Non-cash items	1,714	410	1,304
Changes in operating assets and liabilities:
Accounts receivable—net	529	(310)	839
Inventories—net	29	(82)	111
Accounts payable	(18)	(77)	59

	540	(469)	1,009
Changes in other operating assets and liabilities
Deferred costs	259	261	(2)
Income taxes	(14)	(28)	14
Payroll, accrued and contractual liabilities	(165)	(257)	92
Deferred revenue	(252)	(160)	(92)
Advanced billings in excess of revenues recognized to date on contracts	(91)	(419)	328
Restructuring liabilities	(44)	(111)	67
Other	108	(49)	157

	(199)	(763)	564
Net cash from (used in) operating activities	132	(1,011)	1,143
Net cash from (used in) investing activities	68	(84)	152
Net cash from (used in) financing activities	(90)	631	(721)
Effect of foreign exchange rate changes on cash and cash equivalents	55	1	54

Net increase (decrease) in cash and cash equivalents	165	(463)	628
Cash and cash equivalents at beginning of period	2,390	3,526	(1,136)

Cash and cash equivalents at end of period	$2,555	$3,063	$(508)

Operating Activities

In the first six months of 2009, our net cash from operating activities of $132 resulted from adjustments for non-cash items of $1,714 plus cash of $540 from changes in operating assets and liabilities, partially offset by net uses of cash of $199 due to changes in other operating assets and liabilities and a net loss attributable to NNL of $1,923. The net cash used in other operating activities was mainly due to the change in deferred revenues of $252 due to the release of related revenues, the change in payroll, accrued and contractual liabilities of $165 and the reduction of advance billings of $91. The use of cash for payroll, accrued and contractual liabilities was primarily due to sales compensation accruals, SG&A and interest accruals. The other change in other operating assets and liabilities of $108 was primarily comprised of changes to the restructuring accruals. The primary additions to our net loss for non-cash items were amortization and depreciation of $155, reorganization items under SOP 90-7 of $1,280, share-based compensation expense of $100 primarily related to the cancellation of certain equity-based compensation plans, pension and other accruals of $83, and a goodwill impairment charge of $48 relating to our NGS business.

In the first six months of 2008, our net cash used in operating activities of $1,011 resulted from a net loss of $189 plus adjustments for non-cash items of $410 and net uses of cash of $763 due to changes in other operating assets and liabilities and cash of $469 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $419 primarily as a result of completion of contracts in LG-Nortel and the advance to NNC of $675, which is included in the change in accounts receivable—net of $310, partially offset by the change in deferred costs of $261 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $257 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The other change in other operating assets and liabilities of $49 was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were amortization and depreciation of $165, minority interest of $113, pension and other accruals of $60, deferred income taxes of $47 and share-based compensation expense of $42.

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

Investing Activities

In the first six months of 2009, net cash from investing activities was $68 due to proceeds on disposals of plant and equipment of $87 primarily related to the sale of our Calgary facility, a decrease in short-term and long-term investments of $40 as a result of proceeds received from the Fund and proceeds related to sale of investments of $24, partially offset by an increase in restricted cash and cash equivalents of $57 and expenditures for plant and equipment of $26.

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

On February 26, 2009, the Fund announced it would set aside $3,500, or 5.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Our pro rata share of the remainder of the announced per share distribution of 91.72 cents is $6. We have classified $6 of our investments in short-term investments and the remainder of $19 as long-term investments, as we are unable to assess the timing or amount of distributions which may be made from the special reserve.

Financing Activities

In the first six months of 2009, cash used in financing activities was $90, primarily due to a net decrease in notes payable of $46 and capital repayments to noncontrolling interests of $29.

In the first six months of 2008, our net cash provided by financing activities was $631, primarily due to the proceeds received from the issuance of the 2016 Fixed Rate Notes issued May 2008 of $668 and an increase in notes payable, partially offset by dividends of $21 paid by us related to our outstanding preferred shares and debt issuance costs of $13.

Other Items

In the first six months of 2009, our cash position was positively impacted by $55 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Euro and the British Pound against the U.S. Dollar.

In the first six months of 2008, our cash increased by $1 due to favorable effects of changes in foreign exchange rates primarily from the strengthening of the Euro against the U.S. Dollar.

Fair Value Measurements

As discussed in note 14 to the accompanying unaudited condensed combined and consolidated financial statements, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). We utilize unobservable (Level 3) inputs in determining the fair value of the Fund, auction rate securities, and embedded derivatives in contracts, for which fair values totaled $25, $18 and $2, respectively, as of June 30, 2009.

Our auction rate security instruments are classified as trading investment securities and reflected at fair value. In prior periods, due to the auction process which took place approximately every 30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157. However, due to events in credit markets during the year ended December 31, 2008, the auction events for most of these instruments failed. Therefore, we have determined the estimated fair values of these securities utilizing discounted expected cash flows (Level 3) as of June 30, 2009. We currently believe that there has been no decline in the fair value of the auction rate securities, because the underlying assets for these securities are almost entirely backed by the U.S. federal government. In addition, we entered into an agreement with the broker from whom we purchased these securities, whereby at anytime during the period from June 30, 2010 through July 2, 2012, we are entitled to sell the then remaining outstanding balance of these securities, if any, to such broker at par. Our holdings of auction rate securities represent less than one percent of our total cash and cash equivalents and short-term investments balance as of June 30, 2009. We believe that any difference between our estimate of fair value of our investments and an estimate that would be arrived at by another party would have no impact on earnings (loss). We will re-evaluate each of these factors as market conditions change in subsequent periods.

In October 2008, we entered into an agreement (the Agreement) with the investment firm that sold us a portion of its auction rate securities, which have a par value of approximately $18 as at June 30, 2009. By entering into the Agreement, we (1) received the right (Put Option) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), and recorded a pre-tax income of approximately $3 in 2008, and recorded a corresponding long term investment. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized a pre-tax impairment loss of approximately $3. The recording of the Put Option and the recognition of the impairment loss resulted in no net impact to the results of operations. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

We determine the value of the majority of derivatives we enter into utilizing standard valuation techniques. Depending on the type of derivative, the valuation could be calculated through either discounted cash flows or the Black-Scholes-Merton model. The key inputs depend upon the type of derivative, and include interest rate yield curves, foreign exchange spot and forward rates, and expected volatility. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing July 1, 2009 are primarily expected to consist of funding for operations, including our investments in R&D, and the following items:

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $185, assuming current funding rules and current plan design;

•	purchase of certain inventory from Flextronics of $30;

•	capital expenditures of approximately $40;

•	costs related to workforce reductions and real estate actions of approximately $107; and

•	professional fees in association with reorganization of approximately $158.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2009 from the amounts disclosed as of December 31, 2008 in our 2008 Annual Report, except for where we have applied the accounting for SOP 90-7. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview—Basis of presentation and going concern issues” for more information.

Future Sources of Liquidity

Available support facilities

Effective January 14, 2009, we entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by us to the EDC support facility (EDC Support Facility), for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. On June 18, 2009, Nortel and EDC entered into a further amendment to the Short-Term Support Agreement and a cash collateral agreement (Cash Collateral Agreement). Pursuant to the current Short-Term Support Agreement as amended, continued access by us to the EDC Support Facility is at the sole discretion of EDC. We have provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, and following the provision of such cash collateral, the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. On July 28, 2009, we and EDC entered into a further amendment to the Short-Term Support Agreement to extend the interim period to October 30, 2009. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to seeking further support under the EDC Support Facility.

Our obligations under the EDC Support Facility are guaranteed by NNI and as of June 30, 2009, there was approximately $6 of outstanding support utilized under the EDC Support Facility.

Interim Funding Settlement Agreement

The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI will pay $157 to us, in four installments during the period ending September 30, 2009, see “Executive Overview—Creditor Protection Proceedings—Export Interim Funding Settlement Agreement”.

Credit Ratings

On January 14, 2009 S&P lowered our Corporate Credit Rating to D from B- and at the same time lowered the ratings on NNL preferred shares to D from C. On January 15, 2009, Moody’s downgraded NNC’s Ratings to Ca from Caa2 and the rating on NNL preferred shares to C from Ca and following these rating actions has withdrawn all ratings.

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

The following table provides information related to these types of bonds as of:

	As of
	June 30, 2009	December 31, 2008
Bid and performance-related bonds (a)	$91	$167
Other bonds (b)	73	57

Total bid, performance-related and other bonds	$164	$224

(a)	Net of restricted cash and cash equivalents amounts of $16 and $4 as of June 30, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $11 and $7 as of June 30, 2009 and December 31, 2008, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance-related bond will be supported under the EDC Support Facility with expiry dates of up to four years. See “Liquidity and Capital Resources—Future Uses and Sources of Liquidity—Future Sources of Liquidity—Available support facilities”.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•

Complex arrangements that involve multiple deliverables such as future software deliverables and/or post-contract support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 57% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.

•

In many instances, our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under SOP 81-1 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 13% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources—Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of		$ Change	% Change
	June 30, 2009	December 31, 2008
Deferred revenue	$858	$1,243	$(385)	(31)
Advance billings	539	751	(212)	(28)

Total deferred revenues	$1,397	$1,994	$(597)	(30)

Total deferred revenue decreased by $597 in the first six months of 2009 as a result of reductions related to the net release of approximately $336, reclassifications to held for sale of $250 and other adjustments of $15, partially offset by foreign exchange fluctuations of $4. The release of deferred revenue to revenue is net of additional deferrals recorded during the first six months of 2009.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	June 30, 2009	December 31, 2008
Gross accounts receivable	$1,608	$2,227
Provision for doubtful accounts	(39)	(36)

Accounts receivable—net	$1,569	$2,191

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%

Gross long-term receivables	$10	$80
Provision for doubtful accounts	(3)	(37)

Net long-term receivables	$7	$43

Long-term receivables provision as a percentage of gross long-term receivables	30%	46%

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

The following table summarizes our inventory balances and other related reserves:

	As of
	June 30, 2009	December 31, 2008
Gross inventory	$1,736	$2,104
Inventory provisions	(506)	(481)

Inventories—net (a)	$1,230	$1,623

Inventory provisions as a percentage of gross inventory	29%	23%
Inventory provisions as a percentage of gross inventory excluding deferred costs (b)	53%	49%

(a)	Includes the long-term portion of inventory related to deferred costs of $102 and $146 as of June 30, 2009 and December 31, 2008, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $790 and $1,130 as of June 30, 2009 and December 31, 2008, respectively.

Inventory provisions increased by $25 primarily as a result of $120 of additional inventory provisions, $54 related to rebooking of zero net value inventory previously removed from our records and foreign exchange adjustments of $14, partially offset by $97 of scrapped inventory, $42 transferred with related inventory to held for sale and $35 of previously reserved inventory (including $30 of consigned inventory). In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance at December 31, 2008	$180
Payments	(74)
Warranties issued	78
Revisions	(25)
Transferred to liabilities held for sale	(15)

Balance at June 30, 2009	$144

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $25 of revisions impacting cost of revenues, relates to releases, consisting of $22 of warranty releases and $3 of known product defect releases. The impact of these releases reduced cost of revenues in the first half of 2009 by $30. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

As of June 30, 2009, our deferred tax asset balance was $6,808, against which we have recorded a valuation allowance of $6,796, resulting in a net deferred tax asset of $12. As of December 31, 2008, our net deferred tax asset was $32. The reduction of $20 was primarily attributable to the effects of foreign exchange translation and changes in deferred tax assets resulting from operations in the ordinary course of business in Korea and Turkey. With the exception of deferred tax assets in Korea and Turkey, we continue to provide a full valuation allowance against our net deferred tax assets.

For the six months ended June 30, 2009, our gross income tax valuation allowance increased to $6,796 compared to $6,050 as of December 31, 2008. The $746 increase was largely the result of $619 of additional valuation allowances recorded against the tax benefit of current period losses and deductible temporary differences including investment tax credits, and $255 of foreign currency translation offset by decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with FIN 48 of $72 and prior year adjustments of $56.

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

Transfer Pricing

We have considered the potential impact on our deferred tax assets that may result from settling our existing applications for Advance Pricing Arrangements (APA). We have requested that the APA currently under negotiation with authorities in Canada, the U.S. and the U.K. apply to the 2001 through 2005 taxation years (2001-2005 APA). The 2001-2005 APA is currently being negotiated by the pertinent taxing authorities. In October 2008, we filed a new bilateral APA request for tax years 2007 through at least 2010 (the 2007-2010 APA), with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. However, in June 2009 the Canadian tax authority requested that we rescind our 2007-2010 APA application as a result of the uncertain commercial environment.

In September 2008, with respect to the 2001-2005 APA under negotiation, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper (Canadian Supplemental Position). We had previously evaluated the Canadian Supplemental Position and, although the tax authorities continued to negotiate, we had adopted it under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), as the most likely of the possible outcomes. In June 2009, we received further details from the U.S. and Canadian tax authorities concerning the tentative settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to NNL in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 period. We believe that the method proposed in the 2001-2005 APA application is the most appropriate for that period and has reflected that position in our FIN 48 evaluation for the other parties to the transfer pricing methodology. We have not yet received the terms of the agreement in writing nor accepted it. Once received, we will evaluate its implications to the company. We have reflected this reallocation of losses as the more likely than not tax position under FIN 48 and during the second quarter of 2009 NNI recorded tax expense due to alternative minimum taxes in the amount of $11. We continue to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing our tax returns and our accounts for our 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to the 2001-2005 APA. We are uncertain of the U.K.’s response to the agreement reached between the U.S. and Canadian tax authorities. Since the U.S. and Canadian tax authorities did not express a view on the proposed transfer pricing methodology, we believe it is more likely than not that the Canadian and U.K. tax authorities would accept the transfer pricing methodology that we submitted in our 2001-2005 APA application and therefore we have released any adjustments to the deferred tax assets in the U.K. as a result of a tentative settlement of the 2001-2005 APA between the U.S. and Canadian tax authorities. We expect the U.K. and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA settlement negotiations.

We are not a party to the government-to-government APA negotiations, but we do not believe the ultimate result of the negotiations will have an adverse impact on us or any further adverse impact on our deferred tax assets.

It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the APAs. We continue to monitor the progress of the APA negotiations and will analyze the existence of any new evidence, when available, as it relates to the APAs. We may make adjustments to the deferred tax and valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

During the three months ended June 30, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA that constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI will pay us $157, subject to certain conditions and adjustments, which together with one $30 payment previously made by NNI to us reflects the maximum claim that Canada may assert in connection with TPA Payments for the period from the Petition Date through September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. Nortel has used the IFSA as a basis to allocate intercompany profits from the Petition Date through June 30, 2009.

Tax Contingencies

We adopted FIN 48 on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $140 as of June 30, 2009, of which $4 is included in liabilities subject to compromise.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $78 for the taxation years 1999 and 2000, exclusive of interest and penalties. We have recorded a tax liability of $48 in respect of these assessments. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $17 inclusive of interest and penalties. Since the fourth quarter of 2008, we have recorded an income tax liability of $17 to fully reserve against this assessment.

In addition, tax authorities in France have issued notices of assessment in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,185, additional income tax liabilities of $47, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $95 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

It is also uncertain what impact the Creditor Protection Proceedings will have on the ultimate resolution of the APAs. If these matters are resolved unfavorably, it could have a material effect on our consolidated financial position, results of operations or cash flows. In our ongoing assessment of the expected accounting impact of the settlement of the 2001-2005 APA, we continue to re-evaluate the level of the adjustment made in accordance with FIN 48 to reduce the U.S. gross deferred tax assets and increase the Canadian gross deferred tax assets (with offsetting adjustments to the respective valuations allowances), to reflect our expectation that the more likely than not outcome of the negotiations between the U.S. and Canadian tax authorities related to our 2001-2005 APA would result in a reallocation of tax losses from the U.S. to Canada. We made such adjustments during 2008 to reflect the reallocation of losses from the U.S. to Canada as suggested in the Canadian Supplemental Position paper for the 2001-2005 APA. We have made further adjustments during the second quarter of 2009 to reflect the proposed agreement between the U.S. and Canadian tax authorities. We are in the process of assessing the implications of the proposed agreement.

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

In step two of the impairment test, we were required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required us to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in SFAS 142, we completed a preliminary assessment of the expected impact of the step two tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48. We finalized the goodwill assessment during the second quarter of 2009 and as a result no additional goodwill impairment charges were recorded.

During the second quarter of 2009, we tested our long-lived asset groups (inclusive of NGS) for recoverability in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The testing of a significant asset group within the NGS reporting unit for recoverability constituted a triggering event pursuant to SFAS 142 requiring an impairment test for goodwill. We concluded that the existence and evaluation of this triggering event did not result in the recognition of additional goodwill impairment in the period because assumptions in respect of the NGS reporting unit have not changed materially since March 31, 2009.

No goodwill impairment losses were recorded during the three and six months periods ended June 30, 2008.

Related Analyses

Prior to the goodwill impairment testing discussed above, we performed a recoverability test of our long-lived assets in accordance with SFAS 144. Similar to the prior quarter, we included cash flow projections from operations along with cash flows associated with the eventual disposition of specific asset groupings, where appropriate. No impairment charges were recorded as a result of this interim period testing.

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

On January 14, 2009, as a result of the U.K. Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (PPF) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in our U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes, we remeasured our pension obligations related to our U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first six months of 2009 in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). The ceasing of service cost accruals and changes to key assumptions as a result of the remeasurement resulted in a curtailment gain of approximately $22. As a result of this remeasurement, we changed our U.K. discount rate, a key assumption used in estimating our pension costs. However, this did not result in a change to our weighted average discount rate of 6.4% for all the pension plans as at December 31, 2008. In addition, we were required to adjust the liability. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $107. This adjustment had no earnings impact.

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, we remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with SFAS 88. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted earnings. As a result of this remeasurement, we changed our Ireland discount rate, a key assumption used in estimating pension costs. However, this did not result in a change to the weighted average discount rate of 6.4% for all the pension plans as at December 31, 2008. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the stalking horse sale agreement for CMDA and LTE Access, we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the second quarter of 2009 in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions (Accounting for a Plan Curtailment)” (SFAS 106). Curtailment gains of $9 and $4 were recorded to earnings in the U.S. and Canada, respectively. As a result of these remeasurements, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 6.7% from 6.9% at December 31, 2008. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of this adjustment was to decrease post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $6. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $19 and accumulated other comprehensive loss (before tax) by $23.

On July 17, 2009, the Pension Benefit Guaranty Corporation (PBGC) issued a Notice of Determination that the Retirement Income Plan, a U.S. defined benefit pension plan, should be terminated under the Employee Retirement Income Securities Act of 1974 (ERISA). On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the pension plan though this complaint was not served against us. NNI is working to voluntarily assign trusteeship of the plan to the PBGC and avoid further court involvement in the termination process. The PBGC is proceeding to have the plan terminated and be appointed as the Retirement Income Plan’s trustees. At the time that the PBGC becomes trustee, it will become one of our creditors and the claim amount is expected to be significantly more than the carrying amount of the liability.

Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). In order to proceed with the sale of substantially all of our CDMA business and LTE Access assets to Ericsson (which includes assets of certain non-Debtor subsidiaries), the Debtors and the PBGC have agreed and stipulated that PBGC shall receive $250 thousand in cash out of the proceeds from such sale and the PBGC shall consent to the sale of the non-Debtor assets and waive its rights to assert any lien or claim with respect to the Retirement Income Plan against the sellers, the non-Debtors or the purchaser.

For 2009, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2009, our discount rate on a weighted-average basis for pension expenses is 6.4% for the defined benefit pension plans and 6.9% for post-retirement benefit plans for the first six months of 2009 and 6.7% following the June 30, 2009 remeasurements described above. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense. For a sensitivity analysis of changes in these assumptions, please refer to our 2008 Annual Report—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits.

At December 31, 2008, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,631, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS 87 and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial gains, before taxes, of $103 included in accumulated other comprehensive loss at the end of 2008. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. With the exception of the U.K. defined benefit pension plan, the U.S. post retirement plan and the Canada post retirement plan, there were no experience and assumption changes in the first six months of 2009, as we did not have a triggering event that would require a remeasurement.

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

Assuming current funding rules and current plan design, estimated 2009 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $78 and $41, respectively. However, our 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, the amounts above include the cessation of contributions to the U.K. defined benefit pension plan following our latest contribution in January pursuant to the direction of the U.K. Administrators as a result of the U.K. Proceedings, the cessation of contributions to the Ireland defined benefit plan pursuant to the direction of the Ireland Administrator, and the cessation of contributions to the U.S. Retirement Income Plan following our latest contribution in July as a result of the takeover of the plan by the PBGC. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of June 30, 2009, we had $234 in accruals related to workforce reduction charges and $178 related to contract settlement and lease costs, which included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our workforce reduction plans. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within our cost of revenues, SG&A and R&D and were previously classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3, “Accounting changes” to the 2008 Financial Statements for a summary of the accounting changes that we have adopted on or after January 1, 2009. The following summarizes the accounting changes and pronouncements we have adopted in the first six months of 2009:

•

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed combined and consolidated statements of operations. For the three and six months ended June 30, 2009, the adoption of SFAS 160 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

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

•

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R): Effective for fiscal years ending after December 15, 2008, SFAS 158 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30, 2007. SFAS 158 provides two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information on our pension and post-retirement plans, see note 12, “Employee benefit plans”, to the accompanying unaudited condensed combined and consolidated financial statements.

•	Derivative Instruments Disclosure: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133”

(SFAS 161). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 on January 1, 2009. We have provided the additional information required by SFAS 161 as detailed in note 14 to the accompanying unaudited condensed combined and consolidated financial statements.

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

•

Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly: In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of FSP FAS 157-4 effective June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our results of operations and financial condition.

•

Recognition and Presentation of Other Than Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 provide guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending June 15, 2009. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 effective June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our results of operations and financial condition.

•

Subsequent Events: In June 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on our expectation of whether we will widely distribute our financial statements to our shareholders and other financial statement users. We are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of SFAS 165 effective June 30, 2009. The adoption of SFAS 165 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 revises FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively. We plan to adopt the provisions of SFAS 166 on January 1, 2010 and are currently assessing the impact of adoption of SFAS 166.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No.46(R)” (SFAS 167). SFAS 167 revises FIN 46, “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. SFAS 167 is effective for interim and annual periods after November 15, 2009 and will be applied prospectively. We plan to adopt the provisions of SFAS 167 on January 1, 2010 and are currently assessing the impact of adoption of SFAS 167.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and will require more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We plan to adopt the provisions of FSP FAS 132(R)-1 on December 1, 2009 and are currently assessing the impact of adoption of FSP FAS 132(R)-1.

Outstanding Share Data

As of July 31, 2009, we had 1,460,978,638 common shares outstanding.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of June 30, 2009, the accruals on the consolidated balance sheet for environmental matters were $11. Based on information available as of June 30, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 10 sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $11.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at three Superfund sites in the U.S. At two of the Superfund sites, we are considered a de minimis potentially responsible party. A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $11 referred to above.

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

For a discussion of environmental matters, see note 20, “Contingencies” to the accompanying condensed consolidated financial statements.

Legal Proceedings

For additional information related to our legal proceedings, see the Legal Proceedings section of this report.

Cautionary Notice Regarding Forward-Looking Information

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court approved plan; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of its jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; access the EDC Facility given the current discretionary nature of the facility, or arrange for alternative funding; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the French Administrator, the Israeli Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; maintain R&D investments; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the proposed U.S. principal officer, and work effectively with the U.K. Administrators, French Administrator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees and attract new employees as may be needed; successfully implement our new organizational structure to most effectively continue with the sales of our businesses and complete integration processes with acquiring companies and continue with our restructuring activities; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any court approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained economic downturn and volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on our performance if its expectations regarding market demand for particular products prove to be wrong; potential higher operational and financial risks associated with our international operations; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; changes in regulation of the Internet or other regulatory changes; and our potential inability to maintain an effective risk management strategy.

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

Additional disclosure regarding our derivative hedging instruments is included in note 14, “Fair Value”, and note 15, “Commitments”, in the accompanying unaudited condensed combined and consolidated financial statements.

Foreign Currency Exchange Risk

Our most significant foreign currency exchange exposures for the quarter ended June 30, 2009 were in the Canadian Dollar, the British Pound, the Euro and the Korean Won. The net impact of foreign currency exchange fluctuations resulted in a loss of $109 in the second quarter of 2009.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (Mike S. Zafirovski and Paviter S. Binning, respectively), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at June 30, 2009. Based on this evaluation, management, including the CEO and CFO, have concluded that our disclosure controls and procedures as at June 30, 2009 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted SOP 90-7. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. These changes continued to materially affect our internal control over financial reporting during the second quarter of 2009 or are reasonably likely to continue to materially affect our internal control over financial reporting . Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

Creditor Protection Proceedings: As discussed in “Executive Overview—Creditor Protection Proceedings” in the MD&A section of this report, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. More recently, one of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and Nortel Networks (CALA) Inc. filed a voluntary petition for relief under Chapter 11 in the United States Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Securities Class Action Claim against CEO and CFO: On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s President and CEO) and Pavi Binning (Nortel’s Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings.

Pension Benefit Guaranty Corporation Complaint: On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Nortel Networks Retirement Income Plan (the “Pension Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Pension Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Pension Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Pension Plan, though this complaint was not served against us. NNI is working to voluntarily assign trusteeship of the plan to the PBGC and avoid further court involvement in the termination process.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2008 Annual Report and 2009 First Quarter Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 20 of the accompanying unaudited condensed combined and consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2008 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2008 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2008 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2008 Annual Report have not materially changed other than as set forth below:

We may not be able to sell all of our businesses at favorable terms, or at all.

We have announced that we have determined that the best way to maximize the value of our businesses is to find buyers for our businesses and we are currently undergoing an analysis to assess the strategic and economic value of several of our subsidiaries. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis. We may not be able to stabilize the businesses and maximize the value of our businesses, successfully conclude ongoing discussions for the sale of our other assets or businesses, realize our current estimate of the value of our assets and successfully consummate pending and future divestitures. Decisions to further limit investment in, or exit or dispose of, businesses may result in the recording of additional charges. As part of our review, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

We also must obtain various approvals for pending and future divestitures, including, without limitation, of the relevant courts and creditors and the Canadian Monitor and U.K. Administrators. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval of pending and future divestitures. It is unclear what distributions, if any, holders of claims against us would receive whether we are successful in selling our businesses, or if we are successful but do not receive the requisite approvals, or if we are not successful in selling our businesses.

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

Exhibit No.	Description
10.1*	Amendment to the Second Amended and Restated Short-Term Support Agreement between Nortel Networks Limited and Export Development Canada dated June 18, 2009 (filed as an Exhibit 10.1 to Nortel Networks Limited’s Current Report on Form 8-K dated June 19, 2009).

10.2*	Cash Collateral Agreement among Nortel Networks Limited and Export Development Canada dated June 18, 2009 (filed as an Exhibit 10.2 to Nortel Networks Limited’s Current Report on Form 8-K dated June 19, 2009).

10.3	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Nokia Siemens Networks B.V. dated as of June 19, 2009.

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the President and Chief Executive Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED (Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PAVITER S. BINNING PAVITER S. BINNING	/s/ PAUL W. KARR PAUL W. KARR
Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	Controller

Date: August 10, 2009