Form 10-Q
period 2009-09-30
NORTEL NETWORKS LTD
filed 2009-11-16
CIK 1119664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2009.

1,460,978,638 shares of common stock without nominal or par value

		PAGE
PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	145

ITEM 4.	Controls and Procedures	146

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	148

ITEM 1A.	Risk Factors	149

ITEM 5(b).	Other Information	150

ITEM 6.	Exhibits	150

SIGNATURES		151

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

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Products	$962	$1,443	$3,060	$5,113
Services	83	152	234	439

Total revenues	1,045	1,595	3,294	5,552

Cost of revenues:
Products	547	923	1,784	3,067
Services	27	62	81	175

Total cost of revenues	574	985	1,865	3,242

Gross profit	471	610	1,429	2,310

Selling, general and administrative expense	154	272	535	919
Research and development expense	183	268	605	900
Amortization of intangible assets	3	(7)	9	16
Goodwill impairment	—	609	—	609
Special charges	—	41	—	167
Loss (gain) on sales of businesses and sales and impairments of assets	14	(6)	(2)	(10)
Other operating expense (income)—net (note 6)	48	14	45	31

Operating earnings (loss)	69	(581)	237	(322)

Other income (expense)—net (note 6)	59	(14)	1	(13)
Interest and dividend income	—	47	—	119
Interest expense (contractual interest expense for three and nine months ended September 30, 2009 was $71 and $218, respectively)
Long-term debt	(68)	(72)	(204)	(190)
Other	—	(3)	(1)	(12)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings of associated companies and Equity Investees	60	(623)	33	(418)
Reorganization items—net (note 5)	(223)	—	(1,440)	—

Loss from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees	(163)	(623)	(1,407)	(418)
Income tax expense	(10)	(2,133)	(46)	(2,235)

Loss from continuing operations before equity in net loss of associated companies and Equity Investees	(173)	(2,756)	(1,453)	(2,653)
Equity in net loss of associated companies—net of tax	(1)	—	(1)	2
Equity in net loss of Equity Investees (note 21)	(159)	—	(448)	—

Net loss from continuing operations	$(333)	$(2,756)	$(1,902)	$(2,651)
Net loss from discontinued operations—net of tax	(163)	(523)	(491)	(704)

Net loss	$(496)	$(3,279)	$(2,393)	$(3,355)
Income attributable to noncontrolling interests	(1)	(12)	(27)	(125)

Net loss attributable to Nortel Networks Limited	$(497)	$(3,291)	$(2,420)	$(3,480)

Preferred Dividends	—	(9)	—	(29)

Net loss applicable to common shares	$(497)	$(3,300)	$(2,420)	$(3,509)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,810	$2,390
Short-term investments	6	65
Restricted cash and cash equivalents	97	26
Accounts receivable—net	955	2,191
Inventories—net	350	1,477
Deferred income taxes—net	12	44
Other current assets	372	454
Assets held for sale (note 8)	208	—
Assets of discontinued operations (note 4)	727	—

Total current assets	4,537	6,647
Investments	137	127
Long-term receivable—related party	—	—
Plant and equipment—net	786	1,271
Goodwill	10	180
Intangible assets—net	54	143
Deferred income taxes—net	13	12
Other assets	177	458

Total assets	$5,714	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$293	$1,065
Payroll and benefit-related liabilities	166	452
Contractual liabilities	96	213
Restructuring liabilities	9	146
Other accrued liabilities (note 6)	744	2,662
Long-term debt due within one year	—	19
Liabilities held for sale (note 8)	398	—
Liabilities of discontinued operations (note 4)	612	—

Total current liabilities	2,318	4,557
Long-term liabilities
Long-term debt	41	3,351
Investment in net liabilities of Equity Investees (note 21)	476	—
Deferred income taxes—net	7	11
Other liabilities (note 6)	475	2,948

Total long-term liabilities	999	6,310
Liabilities subject to compromise (note 19)	6,979	—

Total liabilities	10,296	10,867

Guarantees, commitments, contingencies and subsequent events (notes 2, 14, 16, 22 and 23, respectively)
SHAREHOLDERS’ DEFICIT
Preferred shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 30,000,000 as of September 30, 2009 and December 31, 2008, respectively.	536	536
Common shares, without par value—Authorized shares: unlimited; Issued and outstanding shares 1,460,978,638 as of September 30, 2009 and December 31, 2008, respectively.	—	—
Additional paid-in capital	23,800	23,699
Accumulated deficit	(28,255)	(25,834)
Accumulated other comprehensive loss	(920)	(716)

Total Nortel Networks Limited shareholders' deficit	(4,839)	(2,315)
Noncontrolling interests	257	286

Total shareholders' deficit	(4,582)	(2,029)

Total liabilities and shareholders’ deficit	$5,714	$8,838

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS LIMITED

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Limited	$(2,420)	$(3,480)
Net loss from discontinued operations—net of tax	491	$704
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	154	216
Goodwill impairment	—	578
Non-cash portion of cost reduction activities	18	13
Equity in net loss (earnings) of associated companies—net of tax	1	(2)
Equity in net loss of Equity Investees (note 22)	448	—
Share-based compensation expense	86	64
Deferred income taxes	22	2,113
Pension and other accruals	157	85
Loss on sales of businesses and impairments of assets—net	1	10
Income attributable to noncontrolling interests—net of tax	27	125
Reorganization items—non cash	1,421	—
Other—net	(521)	(371)
Change in operating assets and liabilities	340	(1,216)

Net cash from (used in) operating activities—continuing operations	225	(1,161)
Net cash from (used in) operating activities—discontinued operations	(17)	7

Net cash from (used in) operating activities	208	(1,154)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(32)	(104)
Proceeds on disposals of plant and equipment	87	—
Change in restricted cash and cash equivalents	(69)	23
Increase in short and long-term investments	—	(362)
Decrease in short and long-term investments	40	—
Acquisitions of investments and businesses—net of cash acquired	(1)	(73)
Proceeds from the sales of investments and businesses and assets—net	6	(26)

Net cash from (used in) investing activities—continuing operations	31	(542)
Net cash from (used in) investing activities—discontinued operations	12	(52)

Net cash from (used in) investing activities	43	(594)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(6)	(30)
Capital repayment to noncontrolling interests	(29)	—
Increase in notes payable	36	116
Decrease in notes payable	(76)	(107)
Proceeds from issuance of long-term debt	—	668
Debt issuance costs	—	(13)
Repayments of capital leases	(7)	(16)

Net cash used in financing activities—continuing operations	(82)	618
Net cash used in financing activities—discontinued operations	(1)	(1)

Net cash used in financing activities	(83)	617

Effect of foreign exchange rate changes on cash and cash equivalents	51	(98)

Net cash from (used in) continuing operations	225	(1,183)
Net cash from discontinued operations	(6)	(46)

Net increase (decrease) in cash and cash equivalents	219	(1,229)
Cash and cash equivalents at beginning of the period	2,390	3,526
Less cash and cash equivalents of Equity Investees	(761)	—

Adjusted cash and cash equivalents at beginning of the period	1,629	3,526
Cash and cash equivalents at end of the period	1,848	2,297
Less cash and cash equivalents of discontinued operations at end of the period	(38)	(31)

Cash and cash equivalents of continuing operations at end of the period	$1,810	$2,266

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

Nortel is the principal direct operating subsidiary of Nortel Networks Corporation (“NNC”). NNC holds all of Nortel’s outstanding common shares but none of its outstanding preferred shares (“Nortel Preferred Shares”).

Consolidated Financial Statements

The financial statements as at December 31, 2008 and for the three and nine months ended September 30, 2008 have been presented on a consolidated basis to include Nortel and all of its majority owned and controlled subsidiaries. After consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” (“ASC 810”) and FASB ASC 852 “Reorganizations” (“ASC 852”), the financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of Nortel’s subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”) and Nortel Networks (Ireland) Limited (collectively, “EMEA Subsidiaries”) and the subsidiaries that the EMEA Subsidiaries control have been accounted for under the equity method from January 14, 2009 (“Petition Date”).

ASC 852, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to Nortel, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings (as defined in note 2) must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted ASC 852 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

As further described in note 2, beginning on the Petition Date Nortel and certain of its subsidiaries in Canada, the United States (“U.S.”), and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently in Israel. Nortel continues to exercise control over its subsidiaries located in Canada, the U.S., Central American and Latin American (“CALA”) and Asia (other than entities in Australia and New Zealand which are wholly-owned subsidiaries of

NNUK and therefore are included in the Equity Investees, as defined below), and these condensed financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on its review of the applicable accounting guidance, Nortel has determined that it did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, was required to deconsolidate the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control (collectively, the “Equity Investees”). However, as described further in note 22, Nortel continues to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, Nortel has accounted for its interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments—Equity Method and Joint Ventures” (“ASC 323”) since the Petition Date. On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to Nortel and its consolidated subsidiaries’ continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability (see note 2), Nortel concluded that the initial carrying value of the investment in these condensed consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

In its quarterly reports for the periods ended March 31, 2009 and June 30, 2009, Nortel had presented condensed combined and consolidated financial statements, which combined the financial position, results of operations and cash flows of the Equity Investees on a line-by-line basis. Based on its ongoing review of the applicable accounting guidance and after discussions with staff of the U.S. Securities and Exchange Commission (“SEC”), Nortel concluded that the presentation of the Equity Investees under the equity method was more appropriate and will reflect results of the Equity Investees using the equity method for the periods ended March 31, 2009 and June 30, 2009 when these periods are presented on a comparative basis in future filings. This change in presentation is not expected to affect the reported amount of net earnings (loss) for these periods, but will affect the financial statement presentation as the financial position and results of operations of the Equity Investees will be presented net on a single line in the balance sheet and statement of operations, respectively.

Basis of Presentation and Going Concern Issues

The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2008, except as discussed above and in notes 3 and 5. The condensed consolidated balance sheet as of December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2009 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC and Canadian securities regulatory authorities (“2008 Annual Report”).

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether Nortel will be able to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings, except as disclosed above and in notes 3 and 5. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate the businesses by renewing and seeking to grow business with existing customers, competing for new customers, continuing significant research and development (“R&D”) investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. Nortel has also continued its focus on cost containment and cost reduction initiatives during this time. It is Nortel’s intention to continue to operate its businesses in this manner to maintain and maximize the value of its businesses until they are sold. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to operations, the effect of any changes that may be made in Nortel’s business.

Comparative figures

Certain 2008 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation.

Recent accounting pronouncements

(i)	In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now codified as FASB ASC 715-20 “Defined Benefit Plans—General” (“ASC 715-20”). ASC 715-20 requires more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. ASC 715-20 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of ASC 715-20 on December 31, 2009 and is currently assessing the impact of adoption of ASC 715-20.

(ii)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 revises FASB ASC 860 “Transfers and Servicing” (“ASC 860”). The revised ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of SFAS 166 on January 1, 2010 and is currently assessing the impact of adoption of SFAS 166.

(iii)	In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). SFAS 167 revises FASB ASC 810-25 “Variable Interest Entities” (“ASC 810-25”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. Revised ASC 810-25 is effective for interim and annual periods after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of revised ASC 810-25 on January 1, 2010 and is currently assessing the impact of adoption of revised ASC 810-25.

(iv)	In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

(v)	In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

2. Creditor protection proceedings

On January 14, 2009, after extensive consideration of all other alternatives, with the unanimous authorization of the Board of Directors after thorough consultation with advisors, Nortel initiated creditor protection proceedings under the respective restructuring regimes of Canada, the U.S. and the U.K. Nortel’s affiliates based in Asia, including LG-Nortel Co. Ltd. (“LGN”), in the CALA region and the Nortel Government Solutions (“NGS”) business, are not currently included in these proceedings.

At this point in the Creditor Protection Proceedings, Nortel is focused on maximizing value for its stakeholders. On June 19, 2009 Nortel announced that it was advancing in discussions with external parties to sell its businesses.

On June 19, 2009, Nortel also announced a stalking horse asset sale agreement with Nokia Siemens Networks B.V. (“NSN”) for the planned sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets. On July 24, 2009, in accordance with court approved procedures, Nortel concluded a successful auction for these assets and executed a formal asset sale agreement for the sale of substantially all of its CDMA business and LTE Access assets with Telefonaktiebolaget LM Ericsson (“Ericsson”), who emerged as the successful bidder with a purchase price of $1,130, subject to certain post-closing purchase price adjustments. At a joint hearing on July 28, 2009, Nortel obtained U.S. Court and Canadian Court (as defined below) approval for the sale to Ericsson. On November 13, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. See “Significant Business Divestitures” in this note 2 for further details.

On July 20, 2009, Nortel announced a stalking horse and other sale agreements with Avaya Inc. (“Avaya”) for the planned sale of substantially all of the assets of the Enterprise Solutions (“ES”) business globally, including the shares of NGS and DiamondWare, Ltd. for a purchase price of $475. On September 14, 2009, in accordance with court approved procedures, Nortel concluded a successful auction for the sale of these assets with Avaya, who emerged as the successful bidder agreeing to pay $900 in cash, with an additional pool of $15 reserved for an employee retention program. At a joint hearing on September 16, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Avaya. The sale is also subject to court approvals in France and Israel as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” in this note 2 for further details.

On September 21, 2009, Nortel announced that it plans to sell, by “open auction”, the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”). On October 25, 2009, in accordance with court approved procedures, Nortel entered into an agreement with Hitachi, Ltd. (“Hitachi”) for the sale of its Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. The sale is also subject regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” in this note 2 for further details.

On September 30, 2009, Nortel announced that it plans to sell by “open auction” substantially all of its global Global System for Mobile communications (“GSM”)/GSM for Railways (“GSM-R”) business. On October 15, 2009, the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the GSM/GSM-R business. Subject to receipt of qualified bids, an auction is tentatively scheduled for November 20, 2009. Any sale would be subject to approvals by the U.S. and Canadian courts and certain court appointed administrators in EMEA, as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” in this note 2 for further details.

On October 7, 2009, Nortel announced a stalking horse and other sale agreements with Ciena Corp. (Ciena) for the planned sale of substantially all the assets of its Optical Networking and Carrier Ethernet businesses globally for a purchase price of $390 in cash and 10 million shares of Ciena common stock. On October 15, 2009 the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the Optical Networking and Carrier Ethernet businesses. On November 13, 2009, Nortel announced that in light of ongoing discussions with interested parties, it has extended the auction originally scheduled to commence on that day. Qualified bidders are now required to submit offers by November 17, 2009. The sale is subject to various court approvals in the U.S., Canada and Israel and the approval of certain court appointed administrators in EMEA, as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” in this note 2 for further details.

Nortel continues to advance in its discussions with external parties to sell its other businesses, including the CVAS (as defined below) business. To provide maximum flexibility Nortel has also taken appropriate steps to complete the move to organizational standalone businesses. Nortel will assess other restructuring alternatives for these businesses in the event it is unable to maximize value through sales.

On August 10, 2009, Nortel announced that it was at a natural transition point resulting in a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of its businesses and other restructuring activities. Effective August 10, 2009, President and Chief Executive Officer (“CEO”) Mike Zafirovski stepped down. Also effective August 10, 2009, the Boards of Directors of NNC and NNL were reduced from nine to three members: John A. MacNaughton, Jalynn H. Bennett and David I. Richardson, with Mr. Richardson serving as Chair. These individuals also serve as members of NNC’s and NNL’s audit committees.

In connection with these changes, Nortel obtained Canadian Court approval for the Canadian Monitor (as defined below) to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings (as defined below). Further, Nortel is in the process of identifying a principal officer for the U.S. Debtors (as defined below) who will work in conjunction with the U.S. Creditors’ Committee (as defined below), Bondholder Group (as defined below), and the Canadian Monitor, which appointment will be subject to the approval of the U.S. Court (as defined below).

Nortel has also established a streamlined structure that is enabling it to effectively continue to serve its customers, and also facilitate the sales of its businesses and integration processes with acquiring companies as well as continue with its restructuring activities. Nortel’s business units currently report to the Chief Restructuring Officer (“CRO”), Pavi Binning. The mergers and acquisitions teams continue their work under the Chief Strategy Officer, George Riedel. Nortel Business Services (“NBS”) continues to be led by Joe Flanagan and continues to serve the transitional operations needs of Nortel’s businesses as they are sold to ensure customer and network service levels are maintained throughout the sale and integration processes. A core Corporate Group has been established that is primarily responsible for the management of ongoing restructuring activities during the sales process as well as post business dispositions. This group is led by John Doolittle, Senior Vice President Finance and Corporate Services (formerly Nortel’s Treasurer). These leaders report to the NNC and NNL Boards of Directors, the Canadian Monitor and will also report to the proposed U.S. principal officer.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel, NNC and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to December 18, 2009 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (“Canadian Monitor”). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until December 18, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as

“foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

In connection with the Creditor Protection Proceedings (as defined below), the Canadian Debtors have granted a charge against some or all of Nortel’s assets and any proceeds from and sales thereof, as follows and in the following priority:

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

•

Fourth, a charge in favor of NNI against all of the property of the Canadian Debtors as security for a contingent payment of up to $26 payable by Nortel to NNI in the event it is determined that payments made by Nortel for certain corporate overhead and research and development services provided by Nortel to the U.S. Debtors from the Petition Date to September 30, 2009 exceed the amount actually due for such services;

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

•

Seventh, the intercompany charge, in favor of any U.S. Debtor (as defined below) that has made or may make a post-Petition Date intercompany loan or other transfer (including of goods or services) to one or more of the Canadian Debtors (including amounts owed by Nortel to NNI on the Petition Date under a certain intercompany loan agreement) against the property of the Canadian Debtor that receives such loan or transfer, to secure payments or repayments relating thereto, such charge not to exceed the amount of any such loan or transferred goods or services, plus related interest and fees. The intercompany charge also covers amounts owing in respect of post-Petition Date trade with the EMEA Debtors and any amounts advanced by Nortel to NNTC following the Petition Date; and

•

Eighth, a charge, ranking pari passu with the aforementioned intercompany charge, in favor of NNUK against all of the property of the Canadian Debtors as security for two $10 payments payable by Nortel to NNUK out of the allocation of sale proceeds Nortel actually receives from future material asset sales, so long as Nortel’s post-adjustment allocation for each such sale is at least $30 and certain liquidity conditions are satisfied.

Chapter 11 Proceedings

Also on the Petition Date, NNI, Nortel Networks Capital Corporation (“NNCC”) and certain other of Nortel’s U.S. subsidiaries (“U.S. Debtors”), other than Nortel Networks (CALA) Inc. (“NNCI”), filed voluntary petitions under Chapter 11 with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and Nortel as borrower with an initial advance to Nortel of $75, to support Nortel’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI, a U.S. based subsidiary that operates in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

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

Administration Proceedings

Also on the Petition Date, certain of Nortel’s EMEA subsidiaries (“EMEA Debtors”) made consequential filings and each obtained an administration order from the High Court of England and Wales (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (“EC”) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a stay in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. The period for the Israeli Administration Proceedings currently extends to November 19, 2009. A scheme of arrangement has been proposed and is expected to be considered by the Israeli Court on November 19, 2009. Under Israeli law, the Israeli Administration Proceedings are required to end with either a scheme of arrangement, which returns the company to solvency, or a liquidation. The scheme of arrangement which has been proposed is intended to return the company to solvency.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA (“French Secondary Proceedings”). The secondary proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the secondary proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (“French Administrator”) and a French liquidator (“French Liquidator”) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On October 1, 2009, pursuant to a motion filed by the U.K. Administrators, the French Court approved an order to: (i) suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA for a renewable period of two months; (ii) authorize the continuation of the business of NNSA so long as the liquidation operations are suspended; and (iii) maintain the powers of the French Administrator and French Liquidator during the suspension period, except with respect to the sale of assets and/or businesses of NNSA.

The Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the Debtors; the CCAA Proceedings, the Chapter 11 Proceedings, the U.K. Administration Proceeding, the Israeli Administration Proceedings and the French Secondary Proceedings are together referred to as the Creditor Protection Proceedings.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, NNC announced that it, as well as its principal operating subsidiary, Nortel, and certain of NNC’s other subsidiaries, including NNI, had entered into a stalking horse asset sale agreement with NSN for the planned sale of substantially all of its CDMA business and LTE Access assets for $650, subject to purchase price adjustments under certain circumstances. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was held on July 24, 2009. Ericsson emerged as the successful bidder for the sale of substantially all of its CDMA business and LTE Access assets for a purchase price of $1,130, subject to certain post-closing purchase price adjustments. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. As part of this agreement, a minimum of 2,500 Nortel employees were expected to receive offers of employment from Ericsson. On November 13, 2009, Nortel announced that following satisfaction of all closing conditions, the sale had concluded. Under the terms of the sale, Nortel will provide transitional services to Ericsson, and Ericsson will provide products and services to Nortel in support of those CDMA customers remaining with Nortel. The related CDMA business and LTE Access assets and liabilities have been classified as held for sale beginning as of June 30, 2009. The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. GAAP. In connection with this transaction, Nortel and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Enterprise Solutions Business

On July 20, 2009, NNC announced that it, Nortel, and certain of NNC’s other subsidiaries, including NNI and NNUK, had entered into a stalking horse asset and share sale agreement with Avaya for its North American, CALA and Asian ES business, and an asset sale agreement with Avaya for the EMEA portion of its ES business for a purchase price of $475 subject to purchase price adjustments under certain circumstances. These agreements include the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. This sale required a court-approved “stalking horse” sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on August 4, 2009. Competing bids were required to be submitted by September 4, 2009 and an auction with the qualified bidders commenced on September 11, 2009. On September 14, 2009, Avaya emerged as the successful bidder for the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. for a purchase price of $900 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Avaya on September 16, 2009.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel. The sale is expected to close late in the fourth quarter 2009, subject to receipt of all required approvals.

These related ES business, which includes DiamondWare Ltd., and NGS assets and liabilities have been classified as assets held for sale beginning September 30, 2009. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented. For further information about discontinued operations see note 4.

LGN Joint Venture

On May 27, 2009, NNC announced that Nortel has decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, the Korean joint venture with LG Electronics, Inc. (“LGE”). Nortel’s affiliates based in Asia including LGN have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, Nortel filed a motion with the Canadian Court and received approval of a proposed sale process that has been agreed with LGE and the appointment of Goldman to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (“NNIF”), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (“Netas”), a publicly traded Turkish company, as part of the ongoing restructuring of Nortel.

Packet Core Assets

On September 21, 2009, NNC announced that it plans to sell, by “open auction”, the Packet Core Assets of its WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for its GSM and Universal Mobile Telecommunications System (“UMTS”) businesses. On October 25, 2009, in accordance with court approved procedures, our principal operating subsidiary, Nortel, and NNI, entered into an agreement with Hitachi for the sale of Nortel’s Packet Core Assets for a purchase price of $10, subject to certain post-closing purchase price adjustments. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. The sale is also subject to regulatory approvals and other customary closing conditions.

The related Packet Core Assets assets and liabilities have been classified as held for sale beginning September 30, 2009. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. GAAP.

GSM/GSM-R Business

On September 30, 2009, NNC announced that it plans to sell by “open auction” substantially all of its global GSM/GSM-R business. In connection with this proposed sale, Nortel also expects to transfer specified patents predominantly used in the GSM business and grant non-exclusive licenses of other relevant patents. On October 15, 2009, the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the GSM/GSM-R business. Bids are required to be submitted by November 16, 2009 and the French Court ruled, on October 22, 2009, that bids for the GSM/GSM-R assets of NNSA must be submitted to the French Administrator and the French Liquidator by November 18, 2009. Any sale would be subject to approval of the U.S. Court and Canadian Court.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into an EMEA asset sale agreement on behalf of each of the relevant EMEA Debtors. The sale of any GSM/GSM-R assets currently held by NNSA, a French subsidiary, will be subject to the approval of the French Court. In some EMEA jurisdictions, this transaction will be subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. In addition to the processes and approvals outlined above, consummation of a GSM/GSM-R transaction will be subject to the satisfaction of certain regulatory approvals and customary closing conditions.

The related GSM/GSM-R business assets and liabilities will be classified as held for sale beginning in the fourth quarter of 2009. Nortel has begun the process of identifying the individual assets and liabilities that are expected to be included as part of the sale transaction.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, NNC announced that it, Nortel, and certain of its other subsidiaries, including NNI and NNUK, had entered into a stalking horse asset sale agreement with Ciena for its North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of its Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, subject to purchase price adjustments under certain circumstances, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of Nortel’s Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved “stalking horse” sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. On November 13, 2009, Nortel announced that in light of ongoing discussions with interested parties, it has extended the auction originally scheduled to commence on that day. Qualified bidders are now required to submit offers by November 17, 2009. Any sale would be subject to approval of the U.S. Court and Canadian Court.

The U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the court in Israel.

The related Optical Networking and Carrier Ethernet business assets and liabilities will be classified as held for sale beginning in the fourth quarter of 2009. Nortel has begun the process of identifying the individual assets and liabilities that are expected to be included as part of the sale transaction.

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

Jurisdictional Analysis

Nortel is currently undergoing an in-depth analysis to assess the strategic and economic value of several of its subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, Nortel has started making decisions to cease operations in certain countries that are no longer considered strategic or material to its business or where such losses cannot be supported or justified on an ongoing basis.

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

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved the establishment of a claims process in the U.S. for claims that arose prior to the Petition Date. Under this claims process, proof of claims, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC, by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

On July 30, 2009, we announced that the Canadian Court approved the establishment of a claims process in Canada in connection with the CCAA Proceedings. Under this claims process, subject to certain exceptions, proof of claims for claims arising prior to the Petition Date had to be received by the Canadian Monitor, Ernst & Young Inc., by no later than September 30, 2009. This claims notification deadline does not apply to certain claims, including most inter-company claims as between the Canadian Debtors themselves or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proof of claims for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation must be received by the Canadian Monitor by the later of September 30, 2009 and 30 days after a proof of claims package has been sent by the Canadian Monitor to the person in respect of such claim.

In relation to NNSA, claims had to be submitted to the French Administrator and the French Liquidator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors. In relation to the Israeli Debtors, the Israeli Court determined that claims had to be submitted to the Israeli Administrators by no later than July 26, 2009. Other than as set forth above with respect to NNSA, no outside date for the submission of claims has been established in connection with U.K. Administration Proceedings.

The unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2009 do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. Currently, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge or disallowance in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are reviewing all claims filed and are beginning the claims reconciliation process. Differences between claim amounts identified by the Debtors and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the relevant court will make the final determination as to the amount, nature and validity of claims. The aggregate amount of claims will likely exceed the amount that ultimately will be allowed by the relevant courts. Certain claims may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be invalid. The determination of how liabilities will ultimately be settled and treated cannot be made until each of the relevant courts approve a plan and in light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 19 for additional information about claims.

Interim Funding and Settlement Agreement

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits and losses, and certain costs, among the corporate group. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to Nortel in respect of amounts that Nortel believes are owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (“IFSA”) dated June 9, 2009 under which NNI paid $157 to Nortel, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by Nortel to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009. Further arrangements will be necessary in order to address TPA Payments, or other funding issues, for periods post-September 30, 2009 and Nortel’s future liquidity needs and there can be no assurance that the Canadian Debtors will be able to arrange additional funding sufficient to fund future operations. Negotiations between Nortel and the U.S. Debtors for reimbursement of a portion of these costs for the fourth quarter of 2009 are on-going. In addition, the Debtors and other Nortel entities are engaged in discussions in order to address Nortel’s liquidity needs for periods subsequent to December 31, 2009.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than NNSA) entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries’ net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) and the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement) will initially receive approximately $15, $18 and $15, respectively, in aggregate. A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. Implementation of the APAC Agreement is subject to receipt of approvals (court and/or administrator) in the U.S., Canada and EMEA, as well as receipt of certain regulatory approvals in certain APAC jurisdictions.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, Nortel entered into an agreement with Export Development Canada (“EDC”) (“Short-Term Support Agreement”) to permit continued access by Nortel to the EDC support facility (“EDC Support Facility”), for an interim period to February 13, 2009, for up to $30 of support based on its then- estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. On June 18, 2009, Nortel and EDC entered into a further amendment to the Short-Term Support Agreement and a cash collateral agreement (“Cash Collateral Agreement”). Pursuant to the current Short-Term Support Agreement as amended, continued access by Nortel to the EDC Support Facility is at the sole discretion of EDC. Nortel has provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. On July 28, 2009, Nortel and EDC entered into a further amendment to the Short-Term Support Agreement to extend the interim period to October 30, 2009. Subsequently, under an amending agreement dated October 28, 2009, the interim period was further extended to December 18, 2009.

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by Nortel, NNC, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to December 18, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, Nortel announced that NNL had entered into an amendment to arrangements (“Amending Agreement”) with a major supplier, Flextronics Telecom Systems, Ltd. (“Flextronics”). Under the terms of the amendment, Nortel agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified Nortel of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Following subsequent negotiations, Nortel has resolved all ongoing disputes and issues relating to the interpretation of the Amending Agreement and has confirmed, among other things, its obligation to purchase inventory in accordance with existing plans of record of $25. In addition, one of the supplier agreements with Flextronics was not terminated on July 12, 2009, as originally referenced in the Amending Agreement, but instead has been extended to December 2009, with a further extension for certain products to July 2010.

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

As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the Deferred Compensation Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall $25 thousand reduction. Subsequently, as a result of additional roles and responsibilities assumed by the three remaining directors, the annual cash retainer was increased to $225 thousand and the annual Board Chair retainer was increased to $100 thousand, effective August 11, 2009. The annual Audit Committee Chair retainer of $15 thousand did not change.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, Nortel announced a workforce reduction plan. Under this plan, Nortel intends to reduce its global workforce by approximately 5,000 net positions. Nortel has commenced and will continue to implement these reductions, in accordance with local country legal requirements. During the nine months ended September 30, 2009, Nortel undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. For further information, refer to notes 10 and 11. In addition, Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings.

Nortel also announced on February 25, 2009 several changes to its employee compensation programs. Upon the recommendation of management, its Board of Directors approved no payment of bonuses under the Nortel Networks Limited Annual Incentive Plan (“AIP”) for 2008. Nortel has continued its AIP in 2009 for all eligible full- and part-time employees. The AIP has been modified to permit quarterly rather than annual award determinations and payouts, if any. This has provided a more immediate incentive for employees upon the achievement of critical shorter-term objectives. Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings and Nortel has since implemented such plans. See “Key Executive Incentive Plan and Key Employee Retention Plan” in the Executive and Director Compensation section of Nortel’s 2008 Annual Report for further information with respect to our current key employee incentive and retention programs for employees in North America, CALA and Asia. On March 20, 2009, Nortel obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan. For further information on this plan, see “CIC Plan” in the Executive and Director Compensation section of Nortel’s 2008 Annual Report.

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

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the unaudited condensed combined financial statements of the Debtors, excluding NNC and its subsidiaries other than NNL and its subsidiaries (the “NNL Debtors”) that are included in the condensed consolidated financial statements as at and for the three and nine months ended September 30, 2009. Such statements include separate columnar presentations for the Canadian Debtors and U.S. Debtors, both of which exclude NNC and its subsidiaries other than NNL and its subsidiaries, and EMEA Debtors to provide information that may be useful to the users of these financial statements on the entities in each of the jurisdictions where creditor protection filings have been made. The condensed combined statements of operations exclude the Debtors’ interests in the results of operations of non-Debtor subsidiaries.

The EMEA Debtors include substantially all of the Nortel subsidiaries that comprise the Equity Investees. As described in note 1, the Equity Investees have been deconsolidated as of the Petition Date and accounted for under the equity method of accounting in the condensed consolidated financial statements. However these condensed combined financial results combine the results of the EMEA Debtors,, given Nortel’s continuing significant influence over the EMEA Debtors and the impact the Creditor Protection Proceedings have on all Debtors, including the EMEA Debtors, and to provide information that may be useful to the users of these financial statements on the financial position, results of operations and cash flows of all of the Debtors.

For the purposes of the condensed combined debtor financial statements and other disclosures contained below, the presentation for the EMEA Debtors includes the Israeli Debtors.

Intercompany Transactions

Intercompany transactions and balances amongst the NNL Debtors are included in each of the individual NNL Debtor’s balance sheet, statement of operations and cash flow columns and have been eliminated in combination. Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the NNL Debtors’ financial statements.

Guarantees

Included in the accompanying Canadian Debtors’ financial statement columns is an accrual of approximately $673 representing Nortel’s best estimate of the probable claim against Nortel for the guarantee of the EMEA Debtors’ unfunded pension liability (“Pension Guarantee”). Nortel has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. Defined Benefit Pension Plan funding agreement. Although some guarantee exposures are redundant to liabilities elsewhere in the Debtors’ financial statements, the Canadian Debtors have recorded this accrual in accordance with ASC 852.

In addition, an accrual of $3,935 has been made in the U.S. Debtors financial statement columns for NNI’s guarantee of the NNC and Nortel outstanding long-term debt arrangements. NNI has guaranteed the NNC and Nortel issuances of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (each as defined in note 24). In addition, Nortel has recognized $150 arising from a guarantee of long-term debt of NNCC. Collectively, these guarantees are the “Debt Guarantees”. Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with ASC 852.

The Pension Guarantee and Debt Guarantees have been recorded as liabilities subject to compromise and the related change included as part of reorganization expenses in the respective financial statement columns and have been eliminated on combination, except for $1,155 representing NNI’s guarantee of the Convertible Notes issued by NNC, to reflect the presentation adopted in the condensed consolidated financial statements. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and nine months ended September 30, 2009, Nortel has continued to accrue for interest expense of $65 and $194, respectively, in its normal course of operations related to debt issued by Nortel in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be denominated at the exchange rate in effect as of the Petition Date unless otherwise provided a court-approved plan. A court-approved plan would be subject to creditor approval prior to the Canadian Court’s approval. Given the impact that fixing exchange rates may have on the amounts ultimately settled, Nortel believes there is uncertainty as to whether a plan which fixes the applicable exchange rate at the Petition Date would be approved. Accordingly, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). Foreign currency denominated pre-petition liabilities in the U.S. Debtors and the EMEA Debtors have generally been fixed at the exchange rate in effect on the Petition Date in accordance with local laws.

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash is generally available to fund operations in particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific agreements approved by the U.S. Court and Canadian Court and/or the U.K. Administrators, as applicable.

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Three months ended September 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Product revenues:
Third party	$84	$662	$124	$—	$870
Non-Debtor subsidiaries	—	19	29	—	48
Inter-Debtor	58	60	29	(147)	—
Service revenues (Third party)	11	92	41	—	144

Total revenues	153	833	223	(147)	1,062
Product cost of revenues:
Third party	51	324	121	—	496
Non-Debtor subsidiaries	9	21	24	—	54
Inter-Debtor	59	63	25	(147)	—
Service cost of revenues (Third party)	5	48	26	—	79

Total cost of revenues	124	456	196	(147)	629

Gross profit	29	377	27	—	433

Selling, general and administrative expense	(22)	17	55	1	51
Research and development expense	119	61	31	—	211
Other charges	32	11	—	—	43
Loss on sales of businesses and sales and impairments of assets	8	5	1	—	14

Operating earnings (loss)	(108)	283	(60)	(1)	114
Other income (expense)—net	104	(24)	—	(5)	75
Interest expense
Long-term debt	(64)	(3)	—	—	(67)
Other	(3)	—	—	3	—

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings of debtor companies	(71)	256	(60)	(3)	122
Reorganization items—net	(46)	(205)	(28)	22	(257)

Earnings (loss) from continuing operations before income taxes and equity in net earnings of debtor companies	(117)	51	(88)	19	(135)
Income tax benefit (expense)	(2)	(1)	1	—	(2)

Earnings (loss) from continuing operations before equity in net earnings of debtor companies	(119)	50	(87)	19	(137)
Equity in net loss of debtor companies—net of tax	(52)	(1)	—	52	(1)

Net income (loss) from continuing operations attributable to Debtors, including noncontrolling interests	(171)	49	(87)	71	(138)
Loss from discontinued operations—net of tax	(104)	(38)	(23)	—	(165)

Earnings (loss) attributable to Debtors	$(275)	$11	$(110)	$71	$(303)

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Nine months ended September 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Product revenues:
Third party	$284	$1,728	$457	$—	$2,469
Non-Debtor subsidiaries	94	95	92	—	281
Inter-Debtor	549	194	54	(797)	—
Service revenues (Third party)	26	257	132	—	415

Total revenues	953	2,274	735	(797)	3,165

Product cost of revenues:
Third party	146	876	386	—	1,408
Non-Debtor subsidiaries	35	94	78	—	207
Inter-Debtor	248	541	28	(817)	—
Service cost of revenues (Third party)	14	142	88	—	244

Total cost of revenues	443	1,653	580	(817)	1,859

Gross profit	510	621	155	20	1,306

Selling, general and administrative expense	85	337	270	(29)	663
Research and development expense	346	231	77	—	654
Other charges	31	10	—	—	41
(Gain) loss on sales of businesses and sales and impairments of assets	(4)	5	1	—	2
Other operating expense (income)—net	(1)	(1)	—	—	(2)

Operating earnings (loss)	53	39	(193)	49	(52)
Other income (expense)—net	—	119	(134)	(68)	(83)
Interest expense
Long-term debt	(191)	(8)	(1)	—	(200)
Other	(7)	(2)	(1)	7	(3)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings of debtor companies	(145)	148	(329)	(12)	(338)
Reorganization items—net	(793)	(4,158)	(82)	3,502	(1,531)

Loss from continuing operations before income taxes and equity in net earnings of debtor companies	(938)	(4,010)	(411)	3,490	(1,869)
Income tax expense	(1)	(13)	(35)	—	(49)

Loss from continuing operations before equity in net earnings of debtor companies	(939)	(4,023)	(446)	3,490	(1,918)
Equity in net earnings (loss) of debtor companies—net of tax	(5,405)	—	2	5,380	(23)

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(6,344)	(4,023)	(444)	8,870	(1,941)
Loss from discontinued operations—net of tax	(263)	(90)	(52)	—	(405)

Net loss attributable to Debtors	$(6,607)	$(4,113)	$(496)	$8,870	$(2,346)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Millions of U.S. Dollars)

	September 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$184	$772	$706	$—	$1,662
Short-term investments	—	6	—	—	6
Restricted cash and cash equivalents	40	48	38	—	126
Accounts receivable—net:
Third parties	40	421	190	—	651
Non-Debtor subsidiaries	504	203	71	—	778
Debtor subsidiaries	522	559	35	(1,117)	(1)
Inventories—net	30	150	407	—	587
Other current assets	129	133	69	(19)	312
Assets held for sale	36	167	—	—	203
Assets of discontinued operations	53	309	166	—	528

Total current assets	1,538	2,768	1,682	(1,136)	4,852
Investments	3	41	—	—	44
Investments in Non-Debtor / Debtor subsidiaries	(4,585)	502	232	5,215	1,364
Plant and equipment—net	413	237	132	—	782
Intangible assets—net	—	—	9	—	9
Deferred income taxes—net	—	—	2	—	2
Other assets	105	53	50	—	208

Total assets	$(2,526)	$3,601	$2,107	$4,079	$7,261

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Trade and other accounts payable	$9	$56	$24	$—	$89
Trade and other accounts payable to non-Debtor subsidiaries	137	—	2		139
Trade and other accounts payable to Debtor subsidiaries	147	104	27	(278)	—
Payroll and benefit-related liabilities	56	77	33	—	166
Contractual liabilities	2	6	16	—	24
Restructuring liabilities	—	4	52	—	56
Other accrued liabilities	120	335	517	(1)	971
Liabilities held for sale	21	377	—	—	398
Liabilities of discontinued operations	123	345	197	—	665

Total current liabilities	615	1,304	868	(279)	2,508
Long-term liabilities
Deferred income taxes—net	—	—	2	—	2
Other liabilities	166	129	125	—	420

Total long-term liabilities	166	129	127	—	422
					—
Liabilities subject to compromise	6,556	5,994	1,823	(4,941)	9,432
					—

Total liabilities	7,337	7,427	2,818	(5,220)	12,362

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(9,863)	(3,826)	(711)	9,299	(5,101)
Noncontrolling interests in Debtors	—	—	—	—	—

Total shareholders’ deficit	(9,863)	(3,826)	(711)	9,299	(5,101)

Total liabilities and shareholders’ deficit	$(2,526)	$3,601	$2,107	$4,079	$7,261

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Nine months ended September 30, 2009
	Canada	U.S.	EMEA	Eliminations	Total
Cash flows from (used in) operating activities
Net loss	$(6,607)	$(4,113)	$(496)	$8,870	$(2,346)
Net loss from discontinued operations	263	90	52	—	405
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items—net	782	4,165	72	(3,502)	1,517
Other adjustments(a)	5,448	(82)	416	(5,368)	414

Net cash from (used in) operating activities—continuing operations	(114)	60	44	—	(10)
Net cash from (used in) operating activities—discontinued operations	—	2	1	—	3

Net cash from (used in) operating activities	(114)	62	45	—	(7)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(9)	(9)	(3)	—	(21)
Proceeds on disposal of plant and equipment	86	—	—	—	86
Change in restricted cash and cash equivalents	(19)	(48)	(34)	—	(101)
Decrease in short and long-term investments	—	40	—	—	40
Acquisitions of investments and businesses—net	—	1	—	—	1
Proceeds from the sales of investments and businesses—net	36	7	3		46

Net cash from (used in) investing activities—continuing operations	94	(9)	(34)	—	51
Net cash from (used in) investing activities—discontinued operations	—	(2)	(1)	—	(3)

Net cash from (used in) investing activities	94	(11)	(35)	—	48

Cash flows from (used in) financing activities
Increase in notes payable	—	—	1	—	1
Decrease in notes payable	—	—	(7)	—	(7)
Repayments of capital lease obligations	—	(6)	(5)	—	(11)

Net cash from (used in) financing activities—continuing operations	—	(6)	(11)	—	(17)
Net cash from (used in) financing activities—discontinued operations	—	—	—	—	—

Net cash from (used in) financing activities	—	(6)	(11)	—	(17)

Effect of foreign exchange rate changes on cash and cash equivalents	15	—	51	—	66

Net cash from (used in) continuing operations	(5)	45	50	—	90
Net cash from (used in) discontinued operations	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(5)	45	50	—	90
Cash and cash equivalents at beginning of the period	189	727	656	—	1,572

Cash and cash equivalents at end of the period	184	772	706	—	1,662
Less cash and cash equivalents of discontinued operations at end of the period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of the period	$184	$772	$706	$—	$1,662

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represents all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items—net.

3. Accounting changes

(a) Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51” which is now codified as part of ASC 810. ASC 810 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008. Nortel adopted the provisions of ASC 810 on January 1, 2009. The adoption of ASC 810 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed consolidated statements of operations. For the nine months ended September 30, 2009, the adoption of ASC 810 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

(b) Fair Value Measurements

In September 2006, the FASB issued ASC 820, which establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of ASC 820 effective January 1, 2008. The effective date for ASC 820 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with ASC 820. Nortel adopted the deferred portion of ASC 820 on January 1, 2009. The adoption of the deferred portion of ASC 820 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is now codified as part of FASB ASC 715 “Compensation-Retirement Benefits” (“ASC 715”). ASC 715 requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel had historically measured the funded status of its significant plans on September 30. ASC 715 provided two approaches for an employer to transition to a fiscal year end measurement date. Nortel adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, 2007 and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss), are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on Nortel’s pension and post-retirement plans, see note 13.

(d) Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133”, which is now codified as part of FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel adopted the provisions of ASC 815 on January 1, 2009. Nortel has provided the additional information required by ASC 815 in note 15.

(e) Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which is now codified as part of FASB ASC 350-30 “General Intangibles Other than Goodwill” (“ASC 350-30”). ASC 350-30 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350-30 is effective for fiscal years and interim periods beginning after December 15, 2008. Nortel adopted the provisions of ASC 350-30 on January 1, 2009. The adoption of ASC 350-30 did not have a material impact on Nortel’s results of operations, financial condition and disclosures.

(f) Collaborative Arrangements

In September 2007, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements”, which is now codified as FASB ASC 808 “Collaborative Arrangements” (“ASC 808”). ASC 808 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. Nortel adopted the provisions of ASC 808 on January 1, 2009. The adoption of ASC 808 did not have a material impact on Nortel’s results of operations and financial condition.

(g) Determining Whether an Instrument is Indexed to an Entity’s Own Stock

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, which is now codified as part of FASB ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). ASC 815-40 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel adopted the provisions of ASC 815-40 on January 1, 2009. The adoption of ASC 815-40 did not have a material impact on Nortel’s results of operations and financial condition.

(h) Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly”, which is now codified as part of ASC 820. ASC 820 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. Nortel adopted the provisions of ASC 820 on June 30, 2009. The adoption of ASC 820 did not have a material impact on Nortel’s results of operations and financial condition.

(i) Recognition and Presentation of Other Than Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” which is now codified as part of FASB ASC 320 “Investments—Debt and Equity

Securities” (“ASC 320”). ASC 320 provides guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. Nortel adopted the provisions of ASC 320 on June 30, 2009. The adoption of ASC 320 did not have a material impact on Nortel’s results of operations and financial condition.

(j) Disclosures about Certain Financial Assets

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosures about Certain Financial Assets: An Amendment of FASB Statement No. 107”, which is now codified as FASB ASC 825 “Financial Instruments” (“ASC 825”). ASC 825 requires interim and annual disclosures of fair value measurements for all financial instruments within the scope of that Statement. It also reiterates qualitative disclosure requirements in FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Nortel adopted the provisions of ASC 825 on June 30, 2009. The adoption of ASC 825 did not have a material impact on Nortel’s results of operations and financial condition.

(k) Subsequent Events

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is now codified as FASB ASC 855 “Subsequent Events” (“ASC 855”). ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. Nortel adopted the provisions of ASC 855 on June 30, 2009. The adoption of ASC 855 did not have a material impact on Nortel’s results of operations and financial condition.

(l) FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which is now codified as FASB ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods after September 15, 2009. Nortel adopted the provisions of ASC 105 on September 30, 2009. The adoption of ASC 105 did not have a material impact on Nortel’s results of operations and financial condition.

4. Discontinued Operations

As discussed in note 2, on July 20, 2009, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had entered into a stalking horse asset and share sale agreement with Avaya for its North American, CALA and Asian ES business, and an asset sale agreement with Avaya for the EMEA portion of its ES business for a purchase price of $475 subject to purchase price adjustments under certain circumstances. These agreements include the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. This sale required a court-approved “stalking horse” sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on August 4, 2009. Competing bids were required to be submitted by September 4, 2009 and an auction with the qualified bidders commenced on September 11, 2009. On September 14, 2009, Avaya emerged as the successful bidder for a purchase price of

$900 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments. At a joint hearing on September 16, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Avaya. The sale is also subject to court approvals in France and Israel as well as regulatory approvals, other customary closing conditions.

As part of the transaction with Avaya, Nortel has agreed to undertake certain activities to assist the buyer with the transition of the business from Nortel’s infrastructure to that of the buyer. As a result of this agreement, Nortel expects to generate certain direct and indirect cash flows that are associated with the disposed component for a period of time that is not currently expected to exceed one year. The operations and cash flows of the Enterprise business meet the definition of a component as prescribed by ASC 360-10-35. A component of an entity that is being disposed of should be shown as discontinued operations where the cash flows associated with the component will be eliminated and the entity will not have any significant continuing involvement, as defined in the applicable accounting guidance, with the component post-disposition. Nortel has evaluated the nature and significance of these cash flows arising from transition services Nortel expects to provide to Avaya and has determined that they do not preclude the recognition and presentation of this business component as discontinued operations for the periods presented.

The following table summarizes certain financial information of the ES business, which includes DiamondWare Ltd., and the NGS business, for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operations
Total revenues	$353	$724	$1,065	$2,147

Loss from discontinued operations before income taxes	$(163)	$(527)	$(491)	$(712)
Income tax benefit (expense)	—	4	—	8

Net loss from discontinued operations before disposal—net of taxes	$(163)	$(523)	$(491)	$(704)

These operating results for the three and nine months ended September 30, 2009 exclude the ES business results of our Equity Investees. The net loss from discontinued operations before disposal above is entirely attributable to NNL. The sale is expected to close prior to December 31, 2009, subject to the receipt of all required approvals. Any gain or loss on disposal will be recognized at that time.

The assets and liabilities related to the operations of the ES business, which includes DiamondWare Ltd., and the NGS business, as at September 30, 2009 are as follows:

September 30, 2009
Assets
Cash and cash equivalents	$38
Accounts receivable—net	219
Inventories—net	149
Other current assets	55
Plant and equipment—net	73
Goodwill	122
Intangible assets—net	50
Other long-term assets	21

Assets of discontinued operations	$727

Liabilities
Trade and other accounts payable	$27
Employee related liabilities	92
Contractual liabilities	13
Restructuring liabilities	1
Other current liabilities	279
Long-term debt	28
Other long-term liabilities	28
Liabilities subject to compromise	144

Liabilities of discontinued operations	$612

Of these assets and liabilities, Nortel currently estimates that the following items would, at September 30, 2009, have been acquired or assumed by Avaya pursuant to the terms of the asset and share sale agreement:

September 30, 2009
Assets
Cash	$38
Accounts receivable—net	69
Inventories—net	149
Plant and equipment—net	72
Other	215

Assets held for sale	$543

Liabilities
Trade and other accounts payable	$5
Employee-related liabilities	92
Contractual liabilities	13
Other current liabilities	226
Other long-term liabilities	54

Liabilities held for sale	$390

5. Reorganization Items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items consisted of the following:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Professional fees(a)	$(42)	$(76)
Interest income(b)	4	12
Lease repudiation(c)	45	62
Key Executive Incentive Plan / Key Employee Retention Plan(d)	(5)	(21)
Intercompany loan guarantee(e)	—	(1,155)
Penalties(f)	1	(21)
Pension adjustment(g)	(214)	(214)
Other(h)	(12)	(27)

Total reorganization items—net	$(223)	$(1,440)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.
(e)	Relates to a charge recorded for the guarantee between NNI and NNC.
(f)	Relates to liquidated damages on early termination of contracts.
(g)	Includes the net impact of the settlement of the U.S. Retirement Income Plan and related PBGC (as defined in note 13) claim.
(h)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and revocation of a government grant.

Nortel paid $67 relating to reorganization items in the nine months ended September 30, 2009, attributable to $66 paid for professional fees and $11 paid for Key Executive Incentive / Key Employee Retention Plans partially offset by $10 received in interest income.

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows, and the condensed consolidated balance sheets. For further information with respect to the accounting policies used in the preparation of the condensed consolidated financial statement details below, refer to the 2008 Annual Report and notes 1 and 3 of this report.

Condensed consolidated statements of operations

Other operating expense (income)—net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Royalty license income—net	$(2)	$(4)	$(5)	$(7)
Litigation charges (recovery)—net	1	(7)	1	11
Other—net	49	(3)	49	27

Other operating expense (income)—net	$48	$(14)	$45	$31

Other income (expense)—net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss on sale and write downs of investments	$(3)	$3	$(4)	$(6)
Currency exchange gain (loss)—net	60	—	20	6
Other—net	2	(17)	(15)	(13)

Other income (expense)—net	$59	$(14)	$1	$(13)

Condensed consolidated balance sheets

Short-term investments:

Short-term investments as of September 30, 2009 consisted of an investment having an original cost of $362 in the Reserve Primary Fund (“Fund”), a money market fund investment that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading in the Fund’s securities, an impairment of $11 was recorded during 2008 to reflect the decline in the net asset and deemed fair value of the Fund. Further, the Fund made redemptions on October 31, 2008, December 3, 2008, February 20, 2009 and April 17, 2009 of $184, $102, $24 and $16, respectively.

On February 26, 2009, the Fund announced it would set aside $3,500, or 5.28 cents per share, in a special reserve that may be used to satisfy anticipated cost and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Nortel’s pro rata share of the remainder of the announced per share distribution of 91.72 cents is $26. As of September 30, 2009, Nortel has classified $6 of its investments in short-term investments and the remainder of $19 as long-term investments. On October 2, 2009, the Fund made a final redemption payment of $7 and all remaining investments in the Fund have been classified as long-term investment given that the timing of future redemptions is unknown and subject to the outcome of ongoing litigation involving the Fund.

Accounts receivable—net:

	September 30, 2009	December 31, 2008
Trade receivables	$822	$1,928
Notes receivable	3	3
Notes receivable from NNC and its subsidiaries	56	39
Contracts in process	85	257

	966	2,227
Less: provisions for doubtful accounts	(11)	(36)

Accounts receivable—net	$955	$2,191

Inventories—net:

	September 30, 2009	December 31, 2008
Raw materials	$196	$249
Work in process	3	4
Finished goods	388	721
Deferred costs	208	1,130

	795	2,104
Less: provision for inventories	(394)	(481)

Inventories and long-term deferred costs—net	401	1,623
Less: long-term deferred costs(a)	(51)	(146)

Inventories—net	$350	$1,477

(a)	Long-term portion of deferred costs is included in other assets.

Other current assets:

	September 30, 2009	December 31, 2008
Prepaid expenses	$89	$98
Income taxes recoverable	53	107
Current investments	28	21
Other	202	228

Other current assets	$372	$454

Investments:

Investments included, in part, $75 and $73 as of September 30, 2009 and December 31, 2008, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel.

Plant and equipment—net:

	September 30, 2009	December 31, 2008
Cost:
Land	$—	$31
Buildings	742	991
Machinery and equipment	1,123	1,756
Assets under capital lease	152	193
Sale lease-back assets	73	90

	2,090	3,061

Less: accumulated depreciation:
Buildings	(295)	(369)
Machinery and equipment	(907)	(1,303)
Assets under capital lease	(82)	(98)
Sale lease-back assets	(20)	(20)

	(1,304)	(1,790)

Plant and equipment—net	$786	$1,271

Nortel entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of its facility in Calgary for a purchase price of CAD$97 and the sale was completed on June 15, 2009. A net gain of $28 was recognized for the quarter ended June 30, 2009.

Intangible assets—net:

	September 30, 2009	December 31, 2008
Cost	$194	$294
Less accumulated amortization	(140)	(151)

Intangible assets—net	$54	$143

Other assets:

	September 30, 2009	December 31, 2008
Long-term deferred costs	$51	$146
Long-term inventories	20	22
Debt issuance costs	39	45
Derivative assets	—	126
Financial assets	48	41
Other	19	78

Other assets	$177	$458

Other accrued liabilities:

	September 30, 2009	December 31, 2008
Outsourcing and selling, general and administrative related provisions	$87	$245
Customer deposits	7	10
Product-related provisions	36	225
Warranty provisions (note 14)	88	180
Deferred revenue	263	972
Advance billings in excess of revenues recognized to date on contracts(a)	94	751
Miscellaneous taxes	13	29
Income taxes payable	13	65
Deferred income taxes	11	13
Tax uncertainties (note 12)	40	15
Interest payable	—	108
Other	92	49

Other accrued liabilities	$744	$2,662

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	September 30, 2009	December 31, 2008
Pension benefit liabilities	$19	$1,557
Post-employment and post-retirement benefit liabilities	204	670
Restructuring liabilities (notes 10 and 11)	10	161
Deferred revenue	90	271
Tax uncertainties	98	92
Derivative liabilities	(6)	62
Other long-term provisions	60	135

Other liabilities	$475	$2,948

Condensed consolidated statements of cash flows

Change in operating assets and liabilities—net:

	Nine Months Ended September 30,
	2009	2008
Accounts receivable—net	$408	$(221)
Inventories—net	120	(113)
Deferred costs	149	333
Income taxes	(15)	—
Accounts payable	15	(92)
Payroll, accrued and contractual liabilities	68	(305)
Deferred revenue	(151)	61
Advance billings in excess of revenues recognized to date on contracts	(117)	(668)
Restructuring liabilities	(33)	(94)
Other	(104)	(117)

Change in operating assets and liabilities—net	$340	$(1,216)

Interest, taxes and net reorganization items paid:

	Nine Months Ended September 30,
	2009	2008
Cash interest paid	$14	$230
Cash taxes paid	$17	$96
Net payment for reorganization items (note 5)	$67	$—

7. Goodwill

The following table outlines goodwill by reportable segment:

LGN(a)
Balance—as of December 31, 2008	$9
Change:
Additions	—
Disposals	—
Foreign exchange	1
Other	—
Impairment	—

Balance—as of September 30, 2009	$10

(a)	Amount was previously included in the Other business unit. See note 9.

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

The fair value of each reporting unit is determined using discounted cash flows or other evidence of fair value if applicable. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (“EBITDA Multiple Model”). The following are the significant assumptions involved in the application of each valuation approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative expense (“SG&A”), R&D expense, capital expenditures, discount rates, terminal growth rates, and estimated selling price of assets expected to be disposed of by sale. To determine fair value, Nortel discounts the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Nortel uses a terminal value approach. Under this approach, Nortel uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. Nortel incorporates the present value of the resulting terminal value into its estimate of fair value. When strategic plans call for the sale of all or an important part of a reporting unit, Nortel estimates proceeds from the expected sale using external information, such as third party bids, adjusted to reflect current circumstances, including market conditions.

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment

At March 31, 2009, in accordance with the provisions of FASB ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), Nortel concluded that events had occurred and circumstances had changed that required it to perform an interim period goodwill impairment test for the reporting unit in its Other segment, NGS. Given the nature of the business operations and the decline in the economic outlook, management decided to place significant weighting on the results of the DCF model in establishing the fair value of this reporting unit. The decision was based on a lack of direct comparable companies. The results from step one of the two-step goodwill impairment test indicated that the estimated fair value of NGS was less than the carrying value of its net assets and as such Nortel performed step two of the impairment test for this reporting unit.

In step two of the impairment test, Nortel was required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required Nortel to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in ASC 350, Nortel completed a preliminary assessment of the expected impact of the step two tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48. Nortel finalized the goodwill assessment during the second quarter of 2009 and as a result recorded no additional goodwill impairment charge. In July 2009, the assets of NGS, including its goodwill, were reclassified as assets of discontinued operations.

Goodwill impairment losses of $661 and $481 related to the MEN segment and the businesses included in discontinued operations, respectively, were recorded during the three and nine months periods ended September 30, 2008.

Related Analyses

Nortel performed a recoverability test of its long-lived assets in accordance with ASC 360-10-35. Similar to the prior quarter, to perform the impairment test, Nortel compared the projected cash flows from operations for each business unit and for NNL as a whole, as well as the projected cash flows from disposition, with the respective carrying values and determined that no impairment existed.

8. Assets and liabilities held for sale

The following table sets forth assets and liabilities classified as held for sale at September 30, 2009:

	Land and Buildings	CDMA/ LTE	Packet Core	Total
Assets
Cash	$—	$—	$—	$—
Accounts receivable—net	—	36	—	36
Inventories—net	—	105	—	105
Plant and equipment—net	23	42	2	67
Other	—	—	—	—

Assets held for sale	$23	$183	$2	$208

Liabilities
Trade and other accounts payable	$—	$38	$—	$38
Employee-related liabilities	—	20	—	20
Contractual liabilities	—	11	—	11
Other current liabilities	—	307	—	307
Other long-term liabilities	21	1	—	22

Liabilities held for sale	$21	$377	$—	$398

On June 19, 2009, Nortel announced that it, as well as its principal operating subsidiary, NNL, and certain of Nortel’s other subsidiaries, including NNI, had entered into a stalking horse asset sale agreement with NSN for the planned sale of substantially all of its CDMA business and LTE Access assets for $650, subject to purchase price adjustments under certain circumstances. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was held on July 24, 2009. Ericsson emerged as the successful bidder for a purchase price of $1,130, subject to certain post-closing purchase price adjustments. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. On November 13, 2009, Nortel announced that following satisfaction of all closing conditions, the sale had concluded. The related CDMA business and LTE Access assets and liabilities have been classified as held for sale beginning as of June 30, 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CDMA business and LTE Access assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale.

The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations in these condensed consolidated financial statements as they did not meet the definition of a component of an entity. The sale was successfully concluded on November 13, 2009. Accordingly, the gain on disposal of the CDMA business and LTE Access assets will be recognized in the fourth quarter of fiscal 2009.

Also included in assets and liabilities held for sale as at September 30, 2009 are the Packet Core Assets asset and liabilities and certain land and buildings. See note 4 for details on assets and liabilities of the ES business, which includes DiamondWare Ltd., and the NGS business, which are also held for sale as at September 30, 2009.

Included in land and buildings is vacant land whose carrying amount was reduced to $8 on reclassification of this asset to held for sale. Nortel has recorded an impairment charge of $6 during the quarter to reduce the carrying value of the land to the estimated fair value less costs to sell. Nortel has recognized a total of $18 in impairment losses related to this asset during the nine months ended September 30, 2009. The impairment losses are included in loss/gain on sales of businesses and sales and impairments of assets.

9. Segment information

Segment descriptions

Effective January 1, 2009, Nortel decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by three business units with full responsibility for all products, services, applications, portfolio, business and market development, marketing and R&D functions: WN, Carrier VoIP and Application Solutions (“CVAS”) and Metro Ethernet Networks (“MEN”).

Our Global Services (“GS”) business unit, formerly a reportable business segment, has been decentralized and transitioned to the other reportable segments as of the first quarter of 2009. In addition, commencing with the first quarter of 2009, we began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Also commencing with the first quarter of 2009, services results are reported across all reportable segments (WN, CVAS, MEN and LGN). Further to our announcement in the fourth quarter of 2008, we have decentralized our Carrier Sales and Global Operations teams as of July 1, 2009. Commencing with the third quarter of 2009 we are reporting our CVAS business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the WN reportable segment, which prior to third quarter of 2009 was called the Carrier Networks (“CN”) reportable segment. Prior to the quarter ended September 30, 2009, the ES business was a reportable segment and the results of NGS were included in Other. As discussed above, Nortel has entered into sale agreements with Avaya for the planned sale of substantially all of the assets of the ES business globally, including the shares of NGS and DiamondWare, Ltd. These assets and liabilities have been classified as assets held for sale and the related ES and NGS financial results of operations have been classified as discontinued operations as at September 30, 2009.

As of September 30, 2009, Nortel’s four reportable segments were: WN, CVAS, MEN and LGN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As at September 30, 2009, WN includes CDMA solutions business and GSM and UMTS solutions.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products and related services. MEN includes the optical networking solutions business and the data networking and security solutions business.

•

The LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit (“LGN Carrier”) offers advanced CDMA and UMTS solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit (“LGN Enterprise”) offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Comparative periods have been recast to conform to the current segment presentation.

Other miscellaneous business activities and corporate functions do not meet the quantitative criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to Nortel’s long-term debt and other non-operational activities, and are included in “Other”.

Nortel’s Chief Restructuring Officer (“CRO”) has been identified as the Chief Operating Decision Maker in assessing the performance of and allocating resources to Nortel’s operating segments. The primary financial measure used by the CRO is Management Operating Margin (“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. The financial information for Nortel’s business segments includes the results of the Equity Investees as if they were consolidated, which is consistent with the way we manage our business segments. However, as discussed in note 2, under U.S. GAAP, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the reportable segments shown in the tables below to the consolidated financial information, the “Equity in net loss of Equity Investees” in the following table must be removed.

Segments

The following tables set forth information by segment for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment revenues
WN	$663	$805	$1,988	$2,614
CVAS	208	182	540	605
LGN	103	211	490	1,072
MEN	295	398	988	1,255

Total reportable segments	1,269	1,596	4,006	5,546
Other	2	(1)	9	6

Total segment revenues	$1,271	$1,595	$4,015	$5,552

Management OM
WN	$196	$93	$478	$417
CVAS	20	(22)	(4)	(54)
LGN	4	36	69	321
MEN	12	16	82	65

Total reportable segments	232	123	625	749
Other	(213)	(53)	(618)	(258)

Total Management OM	19	70	7	491

Impact of deconsolidation of Equity Investees	(115)	—	(280)	—
Amortization of intangible assets	3	(7)	9	16
Goodwill impairment	—	609	—	609
Special charges	—	41	—	167
Loss (gain) on sales of businesses and sales and impairments of assets	14	(6)	(2)	(10)
Other operating expense (income)—net	48	14	45	31

Operating earnings (loss)	69	(581)	237	(322)
Other income (expense)—net	59	(14)	1	(13)
Interest and dividend income	—	47	—	119
Interest expense	(68)	(75)	(205)	(202)
Income tax expense	(10)	(2,133)	(46)	(2,235)
Equity in net earnings of associated companies—net of tax	(1)	—	(1)	2
Equity in net loss of Equity Investees	(159)	—	(448)	—
Reorganization items—net	(223)	—	(1,440)	—

Net loss from continuing operations	$(333)	$(2,756)	$(1,902)	$(2,651)

As disclosed in notes 10, 11 and 18, cost reduction activities and costs related to the termination of certain equity-based compensation plans, aggregating $17 and $138, respectively, are included in Management OM for the three and nine months ended September 30, 2009.

Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 18% and 16% of total revenues, as set out in the table above, for the three and nine months ended September 30, 2009, respectively. Although, these revenues were generated primarily within the WN segment, they were also from the CVAS and MEN segments. Nortel had no customer that generated more than 10% of total revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2008, Nortel had one customer that generated revenues of approximately 10% of total revenues.

10. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A, and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 11). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

On November 10, 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (collectively “November 2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to those workforce reductions to be approximately $130. Approximately $50 of the total charges relating to the net reduction of 475 positions under the November 2008 Restructuring Plan were incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements (collectively, “2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $102 of the total charges relating to the net reduction of approximately 1,050 positions and real estate reduction initiatives under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $6 as of September 30, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2013.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements (collectively, “2007 Restructuring Plan”). Nortel originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $231 of the total charges relating to the net reduction of approximately 2,050 positions and real estate reduction initiatives under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $7 as of September 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues for leases with payment terms through to 2016.

During 2006, 2004 and 2001, Nortel implemented work plans to streamline operations through workforce reductions and real estate optimization strategies (“2006 Restructuring Plan”, “2004 Restructuring Plan” and “2001 Restructuring Plan”). All of the charges with respect to these workforce reductions have been incurred. The real estate provision of $21 in the aggregate as of September 30, 2009 relates to discounted cash outlays net of estimated future sublease revenues, for leases with payment terms through to 2022 for the 2004 Restructuring Plan and through to 2022 for the 2001 Restructuring Plan.

During the nine months ended September 30, 2009, changes to the provision were as follows:

	Workforce reduction	Contract Settlement and lease costs	Plant and equipment write downs	Total	Charges (recovery)
					Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009
November 2008 Restructuring Plan
Provision balance as of December 31, 2008	$53	$—	$—	$53	$—	$—
Adjustment for deconsolidation of Equity Investees	(3)	—	—	(3)	—	—
Adjustment for discontinued operations	(6)	—	—	(6)	—	—
Current period charges	1	—	—	1	—	1
Revisions to prior accruals	(14)	—	—	(14)	—	(14)
Cash drawdowns	(5)	—	—	(5)	—	—
Non-cash drawdowns	—	—	—	—	—	—
Foreign exchange and other adjustments	1	—	—	1	—	—

Provision balance as of September 30, 2009	$27	$—	$—	$27	$—	$(13)

2008 Restructuring Plan
Provision balance as of December 31, 2008	$46	$7	$—	$53	$—	$—
Adjustment for deconsolidation of Equity Investees	(6)	(3)	—	(9)	—	—
Adjustment for discontinued operations	(14)	—	—	(14)	—	—
Current period charges	1	3	(24)	(20)	—	(20)
Revisions to prior accruals	(6)	—	—	(6)	—	(6)
Lease repudiations	—	(1)	—	(1)	—	(1)
Cash drawdowns	(5)	—	—	(5)	—	—
Non-cash drawdowns	—	—	24	24	—	—
Foreign exchange and other adjustments	2	—	—	2	—	—

Provision balance as of September 30, 2009	$18	$6	$—	$24	$—	$(27)

2007 Restructuring Plan
Provision balance as of December 31, 2008	$18	$27	$—	$45	$—	$—
Adjustment for deconsolidation of Equity Investees	(1)	(4)	—	(5)	—	—
Adjustment for discontinued operations	(1)	—	—	(1)	—	—
Current period charges	—	1	—	1	—	1
Revisions to prior accruals	(2)	(3)	—	(5)	(2)	(5)
Lease repudiations	—	(12)	—	(12)	—	(12)
Cash drawdowns	(5)	(2)	—	(7)	—	—
Non-cash drawdowns	—	—	—	—	—	—
Foreign exchange and other adjustments	1	—	—	1	—	—

Provision balance as of September 30, 2009	$10	$7	$—	$17	$(2)	$(16)

2004 and 2001 Restructuring Plan
Provision balance as of December 31, 2008	$—	$156	$—	$156	$—	$—
Adjustment for deconsolidation of Equity Investees	—	(59)	—	(59)	—	—
Adjustment for discontinued operations	—	—	—	—	—	—
Current period charges	—	1	2	3	2	3
Revisions to prior accruals	—	(7)	—	(7)	(2)	(7)
Lease repudiations	—	(70)	—	(70)	(51)	(70)
Cash drawdowns	—	—	—	—	—
Non-cash drawdowns	—	—	(2)	(2)	—
Foreign exchange and other adjustments	—	—	—	—	—

Provision balance as of September 30, 2009	$—	$21	$—	$21	$(51)	$(74)

Total provision balance as of September 30, 2009(a)	$55	$34	$—	$89

Total charge (recovery)					$(53)	$(130)

(a)	As of September 30, 2009 and December 31, 2008, the short-term provision balances were $5 and $146, respectively, and the long-term provision balances were $8 and $161, respectively, and $76 was included in liabilities subject to compromise at September 30, 2009.
(b)	Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post-Petition Date cost reduction activities.

During the three and nine months ended September 30, 2009 the charge (recovery) by profit and loss category was as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Cost of revenues	$—	$(7)
Selling, general and administrative	(4)	(14)
Research and development	—	(3)
Reorganization items—lease repudiation	(51)	(83)
Other	2	(23)

Total charge (recovery)	$(53)	$(130)

The following table sets forth the charge (recovery) incurred for each of Nortel’s cost reduction plans by segment during the three and nine months ended September 30, 2009 and 2008:

	CVAS	WN	MEN	LGN	Other	Total
November 2008 Restructuring Plan	$—	$—	$—	$—	$—	$—
2008 Restructuring Plan	—	—	—	—	—	—
2007 Restructuring Plan	—	(1)	(1)	—	—	(2)
2004 Restructuring Plan	(1)	(2)	(1)	—	—	(4)
2001 Restructuring Plan	(8)	(29)	(10)	—	—	(47)

Total recovery for the three months ended September 30, 2009	$(9)	$(32)	$(12)	$—	$—	$(53)

2008 Restructuring Plan	$3	$13	$4	$—	$—	$20
2007 Restructuring Plan	3	12	1	—	—	17
2004 Restructuring Plan	1	1	1	—	—	3
2001 Restructuring Plan	—	1	—	—	—	1

Total charge for the three months ended September 30, 2008	$7	$27	$6	$—	$—	$41

November 2008 Restructuring Plan	$(4)	$(9)	$—	$—	$—	$(13)
2008 Restructuring Plan	(4)	(18)	(5)	—	—	(27)
2007 Restructuring Plan	(4)	(9)	(3)	—	—	(16)
2004 Restructuring Plan	(1)	(3)	(1)	—	—	(5)
2001 Restructuring Plan	(12)	(42)	(15)	—	—	(69)

Total recovery for the nine months ended September 30, 2009	$(25)	$(81)	$(24)	$—	$—	$(130)

2008 Restructuring Plan	$15	$58	$26	$—	$—	$99
2007 Restructuring Plan	10	40	10	—	—	60
2006 Restructuring Plan	—	(1)	—	—	—	(1)
2004 Restructuring Plan	2	4	2	—	—	8
2001 Restructuring Plan	—	1	—	—	—	1

Total charge for the nine months ended September 30, 2008	$27	$102	$38	$—	$—	$167

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

11. Post-Petition Date cost reduction activities

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

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan to reduce its global workforce by approximately 5,000 net positions which, upon completion, is currently expected to result in total charges to earnings of approximately $270 and total cash outlays of approximately $160. Included in these amounts are actions related to the Equity Investees, which are described in note 21. On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in total charges to earnings of approximately $100 and total cash outlays of approximately $77. During the nine months ended September 30, 2009, Nortel undertook additional workforce reduction activities that, upon completion, are expected to result in total charges to earnings of approximately $176, and total cash outlays of $89. These amounts also include actions related to the Equity Investees, which are described in note 21. On a consolidated basis, absent amounts related to the Equity Investees, these activities are expected to result in total charges to earnings of approximately $116 and total cash outlays of approximately $54. The charges and cash outlays are expected to be incurred in 2009. Approximately $76 of the total charges relating to the net workforce reduction of 3,550 positions were incurred as of September 30, 2009.

Three and nine months ended September 30, 2009

For the three and nine months ended September 30, 2009, Nortel recorded charges of $21 and $76, respectively, associated with a workforce reduction of approximately 950 and 3,550 employees, respectively, of which approximately 900 and 3,500 were notified of termination or voluntarily separated during the three and nine months ended September 30, 2009, respectively. The workforce reduction was primarily in the U.S. and Canada extending across all of Nortel’s segments, with the majority of the reductions occurring in the WN business segment and discontinued operations.

During the nine months ended September 30, 2009 changes to the provision balances were as follows. The balance as of December 31, 2008 includes provision balances related to the Equity Investees.

Provision balance as of December 31, 2008	$—
Other charges	81
Revisions to prior accruals	(5)
Cash drawdowns	(20)
Non-cash drawdowns	(3)
Foreign exchange and other adjustments	1
Adjustment for deconsolidation of Equity Investees	1

Provision balance as of September 30, 2009(a)	$55

(a)	As of September 30, 2009, $52 was included in liabilities subject to compromise, the short-term provision balance was $2, and the long-term provision balance was nil.

During the three and nine months ended September 30, 2009 workforce reduction charges were as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Cost of revenues	$5	$25
SG&A	14	38
R&D	2	13
Other	—	—

Total workforce reduction charge	$21	$76

The following table sets forth charges incurred for workforce reductions by segment during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
WN	$12	$51
CVAS	6	16
MEN	3	9

Total charges	$21	$76

Other Cost Reduction Activities

During the three and nine months ended September 30, 2009, Nortel’s real estate related cost reduction activities resulted in charges of $1 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2009, Nortel recorded plant and equipment write downs of $8 and $14, respectively. During the three and nine months ended September 30, 2009, Nortel recorded an additional charge of nil and $9, respectively, against reorganization items for lease repudiations and other contract settlements.

During the three months ended September 30, 2009, Nortel realized pension curtailment and other pension related expense of $76, refer to note 13, Employee benefit plans for further discussion.

12. Income taxes

During the nine months ended September 30, 2009, Nortel recorded a tax expense of $46 on loss from continuing operations before income taxes and equity in net loss of associated companies of $1,407. The tax expense of $46 was largely comprised of $25 of income taxes in profitable jurisdictions primarily in Asia, $7 relating to the accrual of the deferred tax liability associated with the investment in LGN and the provision of $33 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by the true-up of prior year estimates of $17 and a benefit of $2 from various tax credits and R&D related incentives.

During the nine months ended September 30, 2008, Nortel recorded a tax expense of $2,235 on loss from operations before income taxes, non-controlling interests and equity in net earnings of associated companies of $418. Included in the loss from operations before income taxes was an impairment related to goodwill in the amount of $609 that impacted Nortel’s effective tax rate for the nine months ended September 30, 2008. The tax expense of $2,234 was largely comprised of several significant items, including $1,103 relating to the establishment of a full valuation allowance against Nortel’s net deferred tax asset in Canada, and $816 and $150 relating to increases in the valuation allowance against the deferred tax assets in the U.S. and the U.K., respectively. Also included in income tax expense was $111 of income taxes on profitable entities in Asia and Europe that includes a $6 valuation allowance release in Germany based on earnings, $35 of income taxes resulting from revisions to prior year tax estimates, $20 from increases in uncertain tax positions and other taxes of $22, primarily related to taxes on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits and R&D-related incentives.

As of September 30, 2009, Nortel’s net deferred tax assets were $7. During the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets for the year ended December 31, 2008, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. These factors continue to support Nortel’s conclusion as at September 30, 2009 that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions other than Korea and Turkey. Nortel’s joint venture in Turkey, Netas, is included in the Equity Investees. At December 31, 2008, Nortel’s net deferred tax asset was $32, which included a net deferred tax asset of $27 in Korea and $5 from the Equity Investees. As at September 30, 2009, the net deferred tax assets, excluding the Equity Investees decreased from $27 to $7 due to changes in deferred tax assets resulting from operations in the ordinary course of business in Korea of $13, and the accrual of the deferred tax liability associated with the investment in LGN of $7.

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

At December 31, 2008, Nortel had approximately $998 of total gross unrecognized tax benefits of which $55 was from the Equity Investees. As of September 30, 2009, Nortel had $1,251 of total gross unrecognized tax benefits. Out of the total gross unrecognized tax benefits, $88 would favorably affect the effective income tax rate in future periods, if recognized. As of September 30, 2009, the total unrecognized tax benefits excluding the Equity Investees increased from $943 to $1,251. The net increase of $308 since December 31, 2008 primarily resulted from an increase of $9 for new uncertain tax positions arising in 2009, an increase of $247 arising from uncertain tax positions taken during prior periods, and $60 relating to the impact for foreign exchange, offset by a decrease of $8 resulting from the settlement and expiry of existing uncertain tax positions.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Nortel had approximately $46 (including $3 related to the Equity Investees) and $61 accrued for the payment of interest and penalties as of December 31, 2008 and September 30, 2009, respectively. During the nine months ended September 30, 2009, Nortel recognized approximately $18 in interest, penalties and foreign exchange, excluding amounts related to the Equity Investees.

Nortel believes it is reasonably possible that $893 of its gross unrecognized tax benefit will decrease during the twelve months ending September 30, 2010 with such amount attributable to possible decreases of $781 in the aggregate from the potential resolution of Nortel’s ongoing Advance Pricing Arrangement (“APA”) negotiations, $85 from including unrecognized tax benefits on amended income tax returns, and $28 from the potential settlement of audit exposures. If achieved, it is anticipated that $28 of these potential decreases in unrecognized tax benefits would impact Nortel’s effective tax rate.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., Brazil and certain of the Equity Investees have examinations open in France, Australia, and Germany. In addition, Nortel and certain of the Equity Investees have ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia and India. Nortel’s 2000 through 2008 tax years remain open in most of these jurisdictions primarily as a result of the ongoing APA negotiations.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $85, excluding interest and penalties, for the 1999 and 2000 taxation years. Nortel is currently in the process of appealing these assessments and believe that Nortel has adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process. In addition, the tax authorities in France issued assessments against one of Nortel’s Equity Investees in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income by approximately $1,230, additional income tax liabilities of $49 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $99 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and to avoid double taxation. Nortel believes that it has adequately provided for the tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

During the third quarter of 2009, the U.S. Debtors filed an objection to a claim filed by the Internal Revenue Service (“IRS”) on August 20, 2009. The IRS claim asserts an unsecured priority claim against NNI for the tax years 1998-2007, for income taxes due in the amount of approximately $1,805, and interest to the Petition Date in the amount of approximately $1,163 for an aggregate amount of approximately $2,968 (IRS Claim), and an unsecured non-priority claim for penalties (including interest thereon) to August 20, 2009 in the amount of approximately $49 for a total claim of approximately $3,017. The IRS Claim also includes an unassessed, unliquidated and contingent U.S. federal FICA withholding tax claim. On October 13, 2009, the U.S. Debtors obtained an order approving a stipulation between NNI and the IRS pursuant to which the IRS waived its claims against certain assets of the Enterprise Solutions business in exchange for NNI’s acknowledgement of a claim in favor of the IRS for not less than $9.8 and a lien against certain proceeds of the ES sale for such amount. The stipulation reserved all rights of both NNI and the IRS in respect of all other aspects of the IRS Claim.

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (“2001-2005 APA”). In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggests a material reallocation of losses from the U.S. to Canada. Nortel received verbal communication from the U.S. taxing authority in December 2008 stating that a tentative agreement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. During the nine months ended September 30, 2009, Nortel received further details from the US and Canadian tax authorities concerning the settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to Nortel in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 APA. As of September 30, 2009, Nortel has neither accepted nor rejected the terms of this APA but will continue to evaluate its implications to the company.

On October 16, 2009, the U.S. and Canadian taxing authorities provided a deadline for Nortel to sign the agreement on the 2001-2005 APA before November 13, 2009. On or about November 13, 2009, the U.S. and Canadian taxing authorities agreed to an extension with Nortel to use reasonable best efforts to finalize and execute the APA by December 18, 2009. As part of these efforts and pursuant to further conversations with the taxing authorities, the reallocation of losses may possibly be considered a deemed dividend from NNI to NNL, which may result in additional U.S. withholding taxes of $100. In accordance with FASB ASC 740, no amount has been accrued for this possible U.S. withholding tax as the information leading to this possible liability became known to Nortel after September 30, 2009.

Nortel has reflected this reallocation of losses as the more likely than not uncertain tax position under ASC 740 and during the second quarter of 2009 NNI recorded tax expense due to additional alternative minimum taxes in the amount of $11. Nortel continues to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (“2007-2010 APA”), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. During the second quarter of 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment.

Although we continue to apply the transfer pricing methodology that was requested in the 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. There could be a further material shift in historical earnings between the above mentioned parties, particularly the U.S. and Canada. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

During the nine months ended September 30, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, see note 2, which constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI has paid Nortel $157, which together with one $30 payment previously made by NNI to Nortel provides for a full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. Nortel has used the IFSA as a basis to allocate intercompany profits from the Petition Date through September 30, 2009.

As described in note 2, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than NNSA) have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could be owing among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

13. Employee benefit plans

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has multiple capital accumulation and retirement programs, including: a defined contribution and investment programs available to substantially all of its North American employees and traditional defined benefit programs that are closed to new entrants. Although these programs represent Nortel’s major retirement programs and may be available to employees in combination and/or as options within a program, Nortel also has smaller pension plan arrangements in other countries.

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

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the sale agreements for the sale of substantially all of Nortel’s CDMA business and LTE Access assets, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the second quarter of 2009 in accordance with ASC 715-60 “Defined Benefit Plans—Other Post Retirement” (“ASC 715-60”). Curtailment gains of $9 and $4 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 6.7% from 6.9% at December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of this adjustment was to decrease post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $6. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $19 and accumulated other comprehensive loss (before tax) by $23.

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the sale agreements for the sale of substantially all of Nortel’s CDMA business and LTE Access assets and the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd., Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the third quarter of 2009 in accordance with ASC 715-60. Curtailment gains of $2 and $2 were recorded to earnings in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 6.0% from 6.7% at June 30, 2009. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of this adjustment was to increase post-retirement liabilities by $17 and accumulated other comprehensive loss (before tax) by $19. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $18 and accumulated other comprehensive loss (before tax) by $18.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the sale agreements for the sale of substantially all of our CDMA business and LTE Access assets and the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd., Nortel remeasured the pension benefit obligations for certain of its Canadian pension plans in the third quarter and recorded the impacts of these remeasurements in accordance with FASB ASC 715-30 “Defined Benefit Plans—Pension” (“ASC 715-30”). A curtailment loss of $74 and a settlement loss of $40 were recorded to earnings in Canada. As a result of these remeasurements, Nortel changed its pension discount rate, a key assumption used in estimating post-retirement benefit costs, for the Canadian plans which required remeasurement. This resulted in a change in the weighted average discount rate to 6.1% from 6.4% at December 31, 2008. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities by $285 and accumulated other comprehensive loss (before tax) by $172.

On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under the Employee Retirement Income Securities Act of 1974 (“ERISA”) that: (i) the Nortel Networks Retirement Income Plan (the “Retirement Income Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Retirement Income Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Retirement Income Plan though this was not served against Nortel. NNI worked to voluntarily assign trusteeship of the Retirement Income Plan to the PBGC and avoid further court involvement in the termination process.

On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. The PBGC withdrew the complaint it had filed in the Middle District of Tennessee. As a result of the PBCG termination, Nortel recorded the impacts of the settlement in accordance with ASC 715-30. A settlement gain of $86 was recorded to earnings in the U.S. in the third quarter of 2009 in reorganization items.

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 proceedings for the unfunded benefit liabilities of the Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). Nortel has recorded a liability of $334 representing Nortel’s current best estimate of the probable claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

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

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pension expense:
Service cost	$2	$7	$8	$32
Interest cost	60	123	182	380
Expected return on plan assets	(57)	(131)	(173)	(400)
Amortization of prior service cost	1	1	2	3
Amortization of net losses	(1)	9	(2)	28
Curtailment, contractual and special termination losses	29	1	34	4

Net pension expense	$34	$10	$51	$47

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Post-retirement benefits cost:
Service cost	$1	$1	$2	$3
Interest cost	9	10	26	31
Amortization of prior service cost	(2)	(3)	(7)	(8)
Amortization of net gains	(2)	—	(8)	—
Curtailment gain	(4)	—	(17)	—

Net post-retirement benefits cost	$2	$8	$(4)	$26

During the nine months ended September 30, 2009 and 2008, contributions of $40 and $211, respectively, were made to the defined benefit plans and $28 and $31, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $6 in 2009 to the defined benefit pension plans for a total contribution of $46, and an additional $12 in 2009 to the post-retirement benefit plans for a total contribution of $40. However, Nortel’s 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, the amounts above include the cessation of contributions to the U.S. Retirement Income Plan following our latest contribution in July as a result of the takeover of the plan by the PBGC. Nortel continues to evaluate its pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

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

The following table provides a summary of Nortel’s guarantees as of September 30, 2009:

	Carrying Amount of Liability	Maximum Potential Liability(m)
Business sale and business combination agreements
Third party claims(a)	$10	$14
Sales volume guarantee(b)	—	—
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	13
Receivable securitizations(e)	—	—
Other indemnification agreements
EDC Support Facility(f)	18	—
Specified price trade-in rights(g)	—	—
Global Class Action Settlement(h)	—	—
Sale lease-back(i)	—	4
Real estate indemnification(j)	—	—
Bankruptcy(k)	—	1
UK Defined Benefit Plan guarantee(l)	—	—

Total	$28	$32

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Approximately $18 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.

(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(h)	On March 17, 2006, in connection with the Global Class Action Settlement (as defined in note 22 of the 2008 Annual Report), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of September 30, 2009, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(i)	On June 27, 2007, Nortel entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires Nortel to compensate the purchaser for any costs in the event that Nortel fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(k)	On February 28, 2008, Nortel entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that Nortel is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(l)	Nortel has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. Defined Benefit Pension Plan funding agreement (“Pension Guarantee”). Nortel’s obligations under the Pension Guarantee are reflected in the recognition of the investment in net liabilities of Equity Investees. See Note 21.
(m)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2009. The December 31, 2008 balance includes balances related to the Equity Investees:

Balance as of December 31, 2008	$180
Adjustment for deconsolidation of Equity Investees	(18)
Payments	(110)
Warranties issued	112
Revisions	(25)
Transferred to liabilities held for sale	(51)

Balance as of September 30, 2009	$88

15. Fair Value

Nortel adopted the provisions of ASC 820 applicable to financial assets and liabilities measured at fair value on a recurring basis and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis, effective January 1, 2008. ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires Nortel to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

ASC 820 provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Nortel’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

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

Nortel has an investment in the Fund, which, prior to the suspension of trading activities of the Fund’s shares, was classified as cash and cash equivalents. The portion of this investment which has not been distributed back to Nortel is currently classified in Level 3 of the fair value hierarchy. See note 6 for more information.

Derivatives

All outstanding interest rate swap and foreign exchange contract derivatives at December 31, 2008 were terminated in the quarter ended March 31, 2009 and Nortel has no outstanding material derivatives at September 30, 2009. As a result of these terminations, Nortel recognized loss of $5 on interest rate swaps and a loss of $5 on foreign exchange contracts in the nine months ended September 30, 2009.

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy. The carrying amount of Nortel’s publicly traded debt as at September 30, 2009 was $3,162.

Market Valuation Adjustments

The fair value of derivative instruments and other financial liabilities must include the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 16 for more information.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
Assets
Derivatives	$—	$—	$—	$—
Reserve Primary Fund	25	—	—	25
Employee benefit trust	75	75	—	—

Total assets	$100	$75	$—	$25

Liabilities
Long-term debt	$1,763	$1,763	$—	$—

Total liabilities	$1,763	$1,763	$—	$—

The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2009:

	January 1, 2009	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	September 30, 2009
		Earnings	Other
Assets
Derivatives	$20	$(19)	$—	$—	$(1)	$—
Reserve Primary Fund	$—	$—	$—	$(16)	$41	$25

16. Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	September 30, 2009	December 31, 2008

Bid and performance-related bonds(a)	$81	$167
Other bonds(b)	26	57

Total bid, performance related and other bonds	$107	$224

(a)	Net of restricted cash and cash equivalent amounts of $23 and $4 as of September 30, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $43 and $7 as of September 30, 2009 and December 31, 2008, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $12 as of September 30, 2009. These commitments expire at various dates through to 2017.

Concentrations of risk

Nortel has from time to time, used derivative instruments to limit exposures related to foreign currency, interest rate and equity price risk. Nortel does not enter into derivatives for trading or speculative purposes. As at December 31, 2008, Nortel had entered into forward contracts to manage certain foreign exchange cash flows, which contracts were not designated as hedges in accordance with ASC 815, and interest rate swaps to manage our debt instruments fair value risk, which were designated and accounted for as fair value hedges under ASC 815. During the quarter ended March 31, 2009 all interest rate swap and foreign exchange contract derivatives were terminated.

Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality. Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of short-term money market instruments, the balances of which, at times, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties. However, as a consequence of our Creditor Protection Proceedings, we are more reliant on a limited number of financial institutions for cash management, thereby increasing our counterparty credit risk.

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

17. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the nine months ended September 30, 2009:

	Preferred	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2008	$536	$23,699	$(25,834)	$(716)	$286	$(2,029)
Impact of Equity Investees	—	—	—	(63)	5	(58)
Net income (loss)	—	—	(2,420)	—	27	(2,393)
Foreign currency translation adjustment	—	—	—	(92)	13	(79)
Unrealized loss on investments—net	—	—	—	6	—	6
Unamortized pension and post-retirement actuarial losses and prior service cost—net	—	—	—	(55)	—	(55)
Share-based compensation	—	86	—	—	—	86
Share-based compensation for Equity Investees	—	14	—	—	—	14
Other	—	1	(1)	—	(74)	(74)

Balance as of September 30, 2009	$536	$23,800	$(28,255)	$(920)	$257	$(4,582)

The following are the components of comprehensive income (loss), net of tax, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss including noncontrolling interests	$(496)	$(3,279)	$(2,393)	$(3,355)
Other comprehensive loss adjustments:
Impact of Equity Investees	39	—	(58)	—
Change in foreign currency translation adjustment	(57)	(168)	(79)	(188)
Unrealized loss on investments—net(a)	5	(4)	6	(12)
Unamortized pension and post-retirement actuarial losses and prior service cost—net	(30)	5	(55)	2
Other	—	(2)	—	—

Comprehensive loss including noncontrolling interests	(539)	(3,448)	(2,585)	(3,553)
Comprehensive income attributable to noncontrolling interests	(17)	(21)	(40)	(154)

Comprehensive loss attributable to Nortel Networks Limited	$(556)	$(3,469)	$(2,625)	$(3,707)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three and nine months ended September 30, 2009 and 2008, respectively.

18. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (2005 SIP, 1986 Plan and 2000 Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to itself as well as the plan participants. As a result of the cancellation of the plans, $91 of the remaining unrecognized compensation cost for unvested awards has been recognized as compensation cost in the first nine months of 2009, in addition to expense of $10 attributable to share-based compensation cost incurred in the normal course.

The following denotes activity under the plans from December 31, 2008 through February 27, 2009, the date of termination of the plans. For each table below, the beginning balance, as of December 31, 2008, includes amounts associated with stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. There has been no activity since the first quarter of 2009.

Share-based compensation

The following table provides the share-based compensation expense for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009		2008
Share-based compensation expense:
Deferred Share Units	$—	$1	$—		$2
Stock options	—	14	44		35
RSU	—	7	34		22
PSU-rTSRs	—	1	7		5
PSU-Management OMs	—	(1)	1		—

Total share-based compensation expense	$—	$22	$86	(a)	$64

(a)	Represents consolidated expense and excludes $15 related to the Equity Investees. See note 21.

The following ranges of assumptions were used in computing the fair value of stock options and SARs granted for purposes of expense recognition:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Black-Scholes Merton assumptions
Expected dividend yield	0.00%	0.00%
Expected volatility	51.76% - 61.51%	44.21% - 61.51%
Risk-free interest rate	1.96% - 3.20%	1.96% - 3.33%
Expected life in years	2.64 - 4.50	2.64 - 4.50

Range of fair value per stock option granted	$2.72 - $2.73	$2.72 - $3.78
Range of fair value per SAR granted	$0.02 - $0.30	$0.02 - $3.13

Nortel estimates the fair value of PSU-rTSR awards using a Monte Carlo simulation model. Certain assumptions used in the model to value awards granted in the nine months ended September 30, 2008 include (but are not limited to) the following:

Nine Months Ended September 30, 2008
Monte Carlo assumptions
Historical volatility	1.64% - 2.50%
Risk-free interest rate	43.96% - 46.88%

No PSU-rTSRs were granted in the three months ended September 30, 2008.

Cash received from exercise under all share-based payment arrangements was nil for the nine months ended September 30, 2009 and 2008. Tax benefits realized by Nortel related to these exercises were nil for the nine months ended September 30, 2009 and 2008.

19. Liabilities subject to compromise

As described in note 2, as a result of the Creditor Protection Proceedings, pre-petition liabilities may be subject to compromise or may otherwise be affected by a court approved plan and generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, under the Creditor Protection Proceedings, the Debtors are permitted to undertake certain actions designed to stabilize the Debtors’ operations including, among other things, payment of employee wages and benefits, maintenance of Nortel’s cash management system, satisfaction of customer obligations, payments to suppliers for goods and services received after the Petition Date and retention of professionals. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. As further described in note 2, under the Creditor Protection Proceedings, the Debtors have certain rights, which vary by jurisdiction, to reject, repudiate or no longer continue to perform various types of contracts or arrangements. Damages resulting from rejecting, repudiating or no longer continuing to perform a contract or arrangement are treated as general unsecured claims and will be classified as liabilities subject to compromise. ASC 854 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.

As discussed in note 1, commencing with the Third Quarter Report, Nortel will no longer combine the results of the Equity Investees with its consolidated results. In accordance with ASC 323, commencing on the Petition Date, Nortel will account for its Equity Investees under the equity method of accounting. Therefore, the liabilities of the Equity Investees that are subject to compromise are not included.

The Canadian Debtors and U.S. Debtors have received approximately 6,680 timely-filed claims asserting approximately $39,300 in aggregate liquidated claims, as well as additional unliquidated claims. Although the U.S. Debtors and Canadian Debtors have and may continue to object to various court filings made throughout the Creditor Protection Proceedings, as at September 30, 2009 only one proof of claim (the IRS Claim), which asserted approximately $3,017 in aggregate liquidated amounts plus additional unliquidated amounts, has been objected to by the U.S. Debtors. The relevant courts have not entered any orders disallowing approximately any of these claims. Any such order would reduce the amount of asserted claims noted above. Although the Canadian Court and U.S. Court have established bar dates by which certain claims, subject to exceptions, against the relevant Canadian Debtors and U.S. Debtors (other than NNCI) were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings certain further claims are and may be permitted. In addition, the Canadian Debtors and U.S. Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims processes.

Liabilities subject to compromise consist of the following:

September 30, 2009
Trade and other accounts payable	$331
Restructuring liabilities	140
Long-term debt	3,162
Pension obligations	1,043
Postretirement obligations other than pensions	599
Intercompany loan guarantee	1,155
Other	549

Total liabilities subject to compromise	$6,979

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

Classification for purposes of these financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by Nortel as to the manner of classification, treatment, allowance, or payment in the Creditor Protection Proceedings, including in connection with any plan that may be approved by any relevant court and that may become effective pursuant a court’s order.

The change in the quarter primarily resulted from accruals related to workforce, other cost reduction activities and pension obligations.

20. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
LGE(a)	$3	$4	$9	$20
Vertical Communications, Inc. (“Vertical”)(b)	3	3	7	9
Other	4	3	21	8

Total	$10	$10	$37	$37

Purchases:
LGE(a)	$27	$36	$66	$133
Sasken Communications Technology Ltd. (“Sasken”)(c)	—	—	—	11
GNTEL Co., Ltd (“GNTEL”)(d)	10	18	34	61
Other	3	4	10	15

Total	$40	$58	$110	$220

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of September 30, 2009, accounts payable to LGE was net $22, compared to net $45 as of December 31, 2008.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel’s purchases from Sasken related primarily to software and other software development-related purchases. The relationship was terminated during 2008.
(d)	Nortel holds a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of September 30, 2009, accounts payable from GNTEL was net $5, compared to net $14 as of December 31, 2008.

Nortel made capital repayments of $42 to LGE during the three months ended September 30.

	2009	2008
Consolidated balance sheets
Owing from NNC	$11	$1,697
Owing from (to) NNC subsidiaries	(27)	110
Other related parties	(21)	(36)

Related party receivables (payables)	$(37)	$1,771

Transactions with the Equity Investees are also considered related party transactions. See note 21 for information on related party transactions involving the Equity Investees.

21. Investment in Equity Investees

As discussed in note 1, Nortel accounts for its interest in the Equity Investees under the equity method of accounting in accordance with ASC 323, commencing on the Petition Date. As discussed in note 2, the Equity Investees include the EMEA Subsidiaries as well as those entities the EMEA Subsidiaries control, which include certain entities in EMEA as well as certain entities in Australia and New Zealand. Only certain of the Equity Investees have filed for creditor protection at September 30, 2009. Under the equity method of accounting, Nortel has recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the Equity Investees were deconsolidated by Nortel. Nortel has subsequently recognized its interests in the losses and capital transactions of the Equity Investees and has given effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and entities that comprise the Equity Investees.

Nortel has determined that, commencing on the Petition Date, it is appropriate to account for its Equity Investees under the equity method of accounting as Nortel exercises significant influence over those entities. Nortel considered several factors in assessing significant influence, including: (i) the intellectual property (IP) used by the EMEA Debtors and the Israeli Debtors is substantially held by Nortel and the EMEA Debtors’ business cannot operate without such IP; (ii) Nortel continues to operate on a business segment basis that does not for purposes of this analysis align with legal entities, requiring the businesses to operate across regions consistent with its practice prior to the Creditor Protection Proceedings; (iii) the U.K. Administrators’ indication that they will work closely, as disclosed in the U.K. Administrators’ Statement of Proposals (February 2009), with Nortel, the Canadian Monitor and the U.S. Creditors’ Committee, in order to facilitate the Creditor Protection Proceedings; and (iv) management of Nortel and its consolidated entities generally continues to participate in the significant hiring, termination, compensation, operational (including contracting), and budgeting decisions in working with the U.K. Administrators.

At September 30, 2009, Nortel’s net investment in the Equity Investees is in a liability position. ASC 323 requires an investor to discontinue recognizing losses once the net investment in the investee reaches zero unless the investor has a commitment to provide support to the investee. Nortel functions as a global entity and Nortel believes that significant economic interdependencies exist among its global subsidiaries evidenced by Nortel’s IP and customer relationships that represent the key global value drivers to all of Nortel’s businesses. This significant interdependence results in value being created on a global rather than legal entity by legal entity basis. As a result, maximizing the value of any assets through divestiture may not be possible without the participation and cooperation of subsidiaries globally, including the Equity Investees. Due to the continuing involvement with the Equity Investees, as well as Nortel’s guarantee of the NNUK’s pension liability, Nortel is currently unable to conclude that it would be willing to abandon the operations of the Equity Investees and, therefore, continues to recognize losses in excess of its net investment in the Equity Investees.

The following summarizes the combined assets, liabilities and net equity of the Equity Investees at September 30, 2009:

September 30, 2009
Assets	$2,104
Liabilities	(1,077)
Liabilities subject to compromise	(1,503)

Equity in net liabilities of Equity Investees	$(476)

The following table summarizes financial information for the Equity Investees operations for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total revenues	$348	$1,092
Gross profit	77	274
Selling, general and administrative expense	129	399
Research and development expense	37	102
Reorganization items	52	130
Other	18	91

Net loss	$(159)	$(448)

To provide information that may be useful to the users of these financial statements, the disclosure set out below is provided to identify certain significant events, transactions or balances that have impacted the combined financial information of the Equity Investees.

Employee benefit plans

On January 14, 2009, as a result of the U.K. Administration Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (“PPF”) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in the U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes NNUK remeasured the pension obligations related to the U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals and changes to key assumptions as a result of the remeasurement resulted in a curtailment gain of approximately $22. In addition as a result of the remeasurement, NNUK was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities and accumulated other comprehensive loss (before tax) by $107. This adjustment had no statement of operations impact.

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, Nortel Networks (Ireland) Limited remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted the statement of operations. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7.

Pension expense for the Equity Investees for the three and nine months ended September 30, 2009, was $32 and $91, respectively. During the nine months ended September 30, 2009, contributions of $34 were made to the defined benefit plans of the Equity Investees. Nortel expects to contribute an additional $3 in 2009 for a total contribution of $37.

Assets and liabilities held for sale

At September, 30, 2009, the Equity Investees had $89 of assets and $138 of liabilities classified as held for sale relating to the planned sale of substantially all of the assets of Nortel’s ES business including the shares of NGS and DiamondWare, Ltd. and the planned sale of Nortel’s Packet Core Assets.

Liabilities subject to compromise

The Equity Investees include the EMEA Debtors and Israeli Debtors as well as certain non-debtor subsidiaries. Although the French Court and Israeli Court have established bar dates by which certain claims against the relevant EMEA Debtors and Israeli Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings certain further claims may be permitted. Other than respect to NNSA, no outside date for the submission of claims has been established in connection with U.K. Administration Proceedings. At this time, Nortel continues to assess the number and aggregate value of timely filed claims with respect to France and Israel.

Liabilities subject to compromise consist of the following:

September 30, 2009
Trade and other accounts payable	$180
Restructuring liabilities	116
Long-term debt	83
Pension obligations	1,078
Other accrued liabilities	41
Other	5

Total liabilities subject to compromise	$1,503

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

Classification for purposes of these financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by Nortel as to the manner of classification, treatment, allowance, or payment in the Creditor Protection Proceedings, including in connection with any plan that may be approved by any relevant court and that may become effective pursuant a court’s order.

Post-Petition Date cost reduction activities

Included in the February 25, 2009 announcement were global workforce reductions of approximately 1,300 net positions for the Equity Investees which upon completion, are expected to result in annual gross savings of approximately $164, with total charges to earnings of approximately $100 and total cash outlays of approximately $83. Included in the additional workforce reduction activities announced during the nine months ended September 30, 2009 were annual gross savings of approximately $108 for the Equity Investees, with total charges to earnings of approximately $60 and total cash outlays of approximately $35. In addition approximately $171 in total charges relating to net workforce reductions of 1,600 positions was incurred as of September 30, 2009 for the Equity Investees.

During the three and nine months ended September 30, 2009, the total charges under this plan for the Equity Investees was $75 and $171, respectively.

Reorganization items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items consisted of the following:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Professional fees	$37	$105
Interest income	(2)	(5)
Lease repudiation	—	(2)
Key Executive Incentive Plan / Key Employee Retention Plan	5	11
Penalties	1	9
Other	11	12

Total reorganization items—net	$52	$130

Related party transactions

In the ordinary course of business, Nortel engages in transactions with the Equity Investees. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts. All material transactions between Nortel and the Equity Investees have been eliminated in Nortel’s consolidated financial statements.

The Equity Investees related party transactions with Nortel for the three and nine months ended September 30, 2009 are summarized as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Sales	$40	$92
Purchases	61	162

As of September 30, 2009, net accounts receivable and accounts payable to the Equity Investees were $55 and $426, respectively.

22. Contingencies

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

Pension Benefit Guaranty Corporation Complaint

On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Nortel Networks Retirement Income Plan (the “Pension Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Pension Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Pension Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Pension Plan though this was not served against Nortel. NNI worked to voluntarily assign trusteeship of the Retirement Income Plan to the PBGC and avoid further court involvement in the termination process.

On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. The PBGC withdrew the complaint it had filed in the Middle District of Tennessee. See note 13.

Securities Class Action Claim against CEO and CFO

On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and CEO) and Pavi Binning (Nortel’s Executive Vice President, Chief Financial Officer, Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings.

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

ERISA Lawsuit

Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed.

Canadian Pension Class Action

On June 24, 2008, a purported class action lawsuit was filed against Nortel and NNC in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages. As a result of the Creditor Protection Proceedings, this lawsuit has been stayed.

Nortel Statement of Claim Against its Former Officers

In January 2005, Nortel and NNC filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement referenced in note 21 of the 2008 Annual Report.

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

In May and October 2006, respectively, Messrs, Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against Nortel and NNC asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs. As a result of the Creditor Protection Proceedings, these lawsuits have been stayed.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of September 30, 2009, the accruals on the consolidated balance sheet for environmental matters were $10. Based on information available as of September 30, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 7 sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $10.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at three Superfund sites in the U.S. At two of the Superfund sites, Nortel is considered a de minimis potentially responsible party. A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $10 referred to above.

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

23. Subsequent events

The Company has evaluated subsequent events up to November 16, 2009 in accordance with ASC 855 and such events are disclosed herein.

24. Supplemental condensed consolidating financial information

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

On May 28, 2008, Nortel completed an offering of $675 of additional notes under the July 2006 Indenture, the 2016 Fixed Rate Notes issued May 2008, to repay a portion of the 4.25% Notes due 2008 issued by Nortel in 2001. The 2016 Fixed Rate Notes issued May 2008 bear interest at a rate per annum of 10.75% payable semi-annually, and are fully and unconditionally guaranteed by Nortel and initially guaranteed by NNI.

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

The following supplemental condensed consolidating financial data has been prepared in accordance with Rule 3-10 of Regulation S-X promulgated by the SEC and illustrates, in separate columns, the composition of Nortel, Nortel, NNI as the Guarantor Subsidiary of the July 2006 Notes, the Convertible Notes, and the 2016 Fixed Rate Notes issued May 2008, the subsidiaries of Nortel that are not issuers or guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued May 2008 (“Non-Guarantor Subsidiaries”), eliminations and consolidated total as of September 30, 2009, December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008.

Investments in subsidiaries are accounted for using the equity method for purposes of the NNL and Guarantor Subsidiary columns of the supplemental condensed consolidating financial data. Net earnings (loss) of subsidiaries are therefore reflected in the investment account and net earnings (loss). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Equity Investees are non-guarantors of the July 2006 Notes, the Convertible Notes and the 2016 Fixed Rate Notes issued in May 2008. The Equity Investees are accounted for under the equity method in the supplemental consolidated financial data as at September 30, 2009 and for the three and nine months ended September 30, 2009, consistent with the accounting and presentation in the condensed consolidated financial statements. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operating as independent entities. The accounting policies applied by Nortel and the Guarantor and Non-Guarantor Subsidiaries in the condensed consolidating financial information are consistent with those set out elsewhere in these condensed consolidating financial statements.

Supplemental Condensed Consolidating Statements of Operations for the three months ended September 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$154	$818	$256	$(183)	$1,045
Cost of revenues	124	444	193	(187)	574

Gross profit	30	374	63	4	471
Selling, general and administrative expense	(22)	11	61	104	154
Research and development expense	130	60	(7)	—	183
Amortization of intangible assets	—	(1)	4	—	3
(Gain) loss on sales of businesses and sales and impairments of assets	6	5	3	—	14
Other operating expense (income)—net	29	11	8	—	48

Operating earnings (loss)	(113)	288	(6)	(100)	69
Other income (expense)—net	204	(16)	(30)	(99)	59
Interest expense
Long-term debt	(64)	(2)	(2)	—	(68)
Other	(3)	(3)	—	6	—

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies and Equity Investees	24	267	(38)	(193)	60
Reorganization items—net	(43)	(205)	7	18	(223)

Loss from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees	(19)	62	(31)	(175)	(163)
Income tax benefit (expense)	(2)	(1)	(7)	—	(10)

Loss from continuing operations before equity in net earnings (loss) of associated companies and Equity Investees	(21)	61	(38)	(175)	(173)
Equity in net earnings (loss) of associated companies- net of tax	(254)	27	—	226	(1)
Equity in net loss of Equity Investees	(159)	—	—	—	(159)

Net loss from continuing operations	(434)	88	(38)	51	(333)
Net earnings (loss) from discontinued operations—net of tax	(63)	(38)	(62)	—	(163)

Net loss	(497)	50	(100)	51	(496)
Income attributable to noncontrolling interest	—	—	(1)	—	(1)

Net loss attributable to Nortel Networks Limited	(497)	50	(101)	51	(497)
Preferred dividends	—	—	—	—	—

Net loss applicable to common shares	$(497)	$50	$(101)	$51	$(497)

Supplemental Condensed Consolidating Statements of Operations for the three months ended September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$609	$708	$952	$(674)	$1,595
Cost of revenues	264	659	736	(674)	985

Gross profit	345	49	216	—	610
Selling, general and administrative expense	33	83	156	—	272
Research and development expense	184	97	(13)	—	268
Amortization of intangible assets	—	(5)	(2)	—	(7)
Goodwill impairment	—	551	58	—	609
Special Charges	7	15	19	—	41
(Gain) loss on sales of businesses and sales and impairments of assets	(5)	1	(2)	—	(6)
Other operating expense (income)—net	(2)	8	8	—	14

Operating earnings (loss)	128	(701)	(8)	—	(581)
Other income (expense)—net	(43)	7	20	2	(14)
Interest and dividend income	22	11	19	(5)	47
Interest expense
Long-term debt	(63)	(2)	(7)	—	(72)
Other	(2)	(3)	(3)	5	(3)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies and Equity Investees	42	(688)	21	2	(623)
Reorganization items—net	—	—	—	—	—

Loss from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees	42	(688)	21	2	(623)
Income tax benefit (expense)	(1,113)	(825)	(195)	—	(2,133)

Loss from continuing operations before equity in net earnings (loss) of associated companies and Equity Investees	(1,071)	(1,513)	(174)	2	(2,756)
Equity in net earnings (loss) of associated companies—net of tax	(2,172)	(98)	—	2,270	—

Net loss from continuing operations	(3,243)	(1,611)	(174)	2,272	(2,756)
Net earnings (loss) from discontinued operations—net of tax	(48)	(371)	(104)	—	(523)

Net loss	(3,291)	(1,982)	(278)	2,272	(3,279)
Income attributable to noncontrolling interest	—	—	(12)	—	(12)

Net loss attributable to Nortel Networks Limited	(3,291)	(1,982)	(290)	2,272	(3,291)
Preferred dividends	(9)	—	—	—	(9)
Net loss attributable to common shares	$(3,300)	$(1,982)	$(290)	$2,272	$(3,300)

Supplemental Condensed Consolidating Statements of Operations for the nine months ended September 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$963	$2,259	$1,140	$(1,068)	$3,294
Cost of revenues	457	1,642	890	(1,124)	1,865

Gross profit	506	617	250	56	1,429
Selling, general and administrative expense	31	338	128	38	535
Research and development expense	401	231	(27)	—	605
Amortization of intangible assets	(1)	(1)	11	—	9
(Gain) loss on sales of businesses and sales and impairments of assets	(7)	5	—	—	(2)
Other operating expense (income)—net	27	9	9	—	45

Operating earnings (loss)	55	35	129	18	237
Other income (expense)—net	83	127	(3)	(206)	1
Interest expense
Long-term debt	(191)	(6)	(7)	—	(204)
Other	(7)	(10)	(1)	17	(1)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies and Equity Investees	(60)	146	118	(171)	33
Reorganization items—net	(786)	(4,159)	15	3,490	(1,440)

Loss from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees	(846)	(4,013)	133	3,319	(1,407)
Income tax benefit (expense)	(1)	(13)	(32)	—	(46)

Loss from continuing operations before equity in net earnings (loss) of associated companies and Equity Investees	(847)	(4,026)	101	3,319	(1,453)
Equity in net earnings (loss) of associated companies—net of tax	(956)	(153)	—	1,108	(1)
Equity in net loss of Equity Investees	(448)	—	—	—	(448)

Net loss from continuing operations	(2,251)	(4,179)	101	4,427	(1,902)
Net earnings (loss) from discontinued operations—net of tax	(169)	(84)	(238)	—	(491)

Net loss	(2,420)	(4,263)	(137)	4,427	(2,393)
Income attributable to noncontrolling interest	—	—	(27)	—	(27)

Net loss attributable to Nortel Networks Limited	(2,420)	(4,263)	(164)	4,427	(2,420)
Preferred dividends	—	—	—	—	—

Net loss applicable to common shares	$(2,420)	$(4,263)	$(164)	$4,427	$(2,420)

Supplemental Condensed Consolidating Statements of Operations for the nine months ended September 30, 2008 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$1,803	$2,338	$3,259	$(1,848)	$5,552
Cost of revenues	945	1,802	2,343	(1,848)	3,242

Gross profit	858	536	916	—	2,310
Selling, general and administrative expense	128	284	507	—	919
Research and development expense	612	305	(17)	—	900
Amortization of intangible assets	—	(1)	17	—	16
Goodwill impairment	—	551	58	—	609
Special Charges	41	58	68	—	167
(Gain) loss on sales of businesses and sales and impairment of assets	(8)	2	(4)	—	(10)
Other operating expense (income)—net	(2)	17	16	—	31

Operating earnings (loss)	87	(680)	271	—	(322)
Other income (expense)—net	(45)	18	33	(19)	(13)
Interest and dividend income	34	27	63	(5)	119
Interest expense
Long-term debt	(163)	(7)	(20)	—	(190)
Other	(4)	(5)	(8)	5	(12)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings (loss) of associated companies and Equity Investees	(91)	(647)	339	(19)	(418)
Reorganization items—net	—	—	—	—	—

Loss from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees	(91)	(647)	339	(19)	(418)
Income tax benefit (expense)	(1,121)	(823)	(291)	—	(2,235)

Loss from continuing operations before equity in net earnings (loss) of associated companies and Equity Investees	(1,212)	(1,470)	48	(19)	(2,653)
Equity in net earnings (loss) of associated companies—net of tax	(2,122)	(111)	2	2,233	2
Net loss from continuing operations	(3,334)	(1,581)	50	2,214	(2,651)
Net earnings (loss) from discontinued operations—net of tax	(146)	(492)	(66)	—	(704)

Net loss	(3,480)	(2,073)	(16)	2,214	(3,355)
Income attributable to noncontrolling interest	—	—	(125)	—	(125)

Net loss attributable to Nortel Networks Limited	(3,480)	(2,073)	(141)	2,214	(3,480)
Preferred dividends	(29)	—	—	—	(29)
Net loss applicable to common shares	$(3,509)	$(2,073)	$(141)	$2,214	$(3,509)

Supplemental Condensed Consolidating Balance Sheets as of September 30, 2009 (unaudited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$173	$691	$946	$—	$1,810
Short-term investments	—	6	—	—	6
Restricted cash and cash equivalents	42	48	7	—	97
Accounts receivable—net	1,355	1,110	1,460	(2,970)	955
Inventories—net	30	138	182	—	350
Deferred income taxes—net	—	—	12	—	12
Other current assets	78	131	184	(21)	372
Assets held for sale	21	140	47	—	208
Assets of discontinued operations	51	288	388	—	727

Total current assets	1,750	2,552	3,226	(2,991)	4,537

Investments	1,173	(359)	25	(702)	137
Long term receivables—related party	—	—	9	(9)	—
Plant and equipment—net	313	237	236	—	786
Goodwill	—	—	10	—	10
Intangible assets—net	—	—	54	—	54
Deferred income taxes—net	—	—	13	—	13
Other assets	54	51	72	—	177

Total assets	$3,290	$2,481	$3,645	$(3,702)	$5,714

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$339	$159	$1,285	$(1,490)	$293
Payroll and benefit-related liabilities	35	75	56	—	166
Contractual liabilities	2	6	88	—	96
Restructuring liabilities	—	4	5	—	9
Other accrued liabilities	159	302	284	(1)	744
Liabilities held for sale	16	340	42	—	398
Liabilities of discontinued operations	117	329	166	—	612

Total current liabilities	668	1,215	1,926	(1,491)	2,318
Long-term debt	—	—	41	—	41
Deferred income taxes—net	—	—	7	—	7
Investment in net liabilities of Equity Investees	476	—	—	—	476
Other liabilities	131	128	225	(9)	475

Total long-term liabilities	607	128	273	(9)	999

Liabilities subject to compromise	6,792	5,836	1,113	(6,762)	6,979

Total liabilities	$8,067	$7,179	$3,312	$(8,262)	$10,296

Total Nortel Networks Limited shareholders’ deficit	(4,839)	(4,698)	138	4,560	(4,839)
Noncontrolling interests	62	—	195	—	257

Total liabilities and shareholders’ deficit	$3,290	$2,481	$3,645	$(3,702)	$5,714

Supplemental Condensed Combining and Consolidating Balance Sheets as of December 31, 2008 (audited):

(Millions of U.S. Dollars)	Nortel Networks Limited	Guarantor Subsidiary NNI	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets
Cash and cash equivalents	$166	$667	$1,557	$—	$2,390
Short-term investments	—	65	—	—	65
Restricted cash and cash equivalents	22	—	4	—	26
Accounts receivable—net	737	934	1,870	(1,350)	2,191
Inventories—net	73	331	1,073	—	1,477
Deferred income taxes—net	—	—	44	—	44
Other current assets	78	96	280	—	454

Total current assets	1,076	2,093	4,828	(1,350)	6,647
Investments	1,728	442	(226)	(1,817)	127
Long term receivables—related party	1	—	10	(11)	—
Plant and equipment—net	412	359	500	—	1,271
Goodwill	—	—	180	—	180
Intangible assets—net	1	26	116	—	143
Deferred income taxes—net	—	—	12	—	12
Other assets	160	62	236	—	458

Total assets	$3,378	$2,982	$5,656	$(3,178)	$8,838

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Trade and other accounts payable	$1,334	$884	$2,151	$(3,304)	$1,065
Payroll and benefit-related liabilities	87	169	196	—	452
Contractual liabilities	5	32	176	—	213
Restructuring liabilities	27	77	42	—	146
Other accrued liabilities	412	862	1,389	(1)	2,662
Long-term debt due within one year	1	9	9	—	19

Total current liabilities	1,866	2,033	3,963	(3,305)	4,557
Long-term debt	2,951	85	315	—	3,351
Deferred income taxes—net	—	—	11	—	11
Other liabilities	876	840	1,243	(11)	2,948

Total liabilities	5,693	2,958	5,532	(3,316)	10,867

Total Nortel Networks Limited shareholders’ deficit	(2,315)	24	(162)	138	(2,315)
Noncontrolling interests	—	—	286	—	286

Total liabilities and shareholders’ deficit	$3,378	$2,982	$5,656	$(3,178)	$8,838

Supplemental Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited):

	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings / (loss)	$(2,420)	$(4,263)	$(164)	$4,427	$(2,420)
Net earnings / (loss) from discontinued operations	169	84	238	—	491
Adjustments to reconcile net earnings (loss) to net cash from	2,182	4,226	173	(4,427)	2,154

Net cash from (used in) operating activities—continuing operations	(69)	47	247	—	225
Net cash from (used in) operating activities—discontinued operations	(7)	(6)	(4)		(17)

Net cash from (used in) operating activities	(76)	41	243	—	208

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(9)	(9)	(14)	—	(32)
Proceeds on disposal of plant and equipment	87	—	—	—	87
Change in restricted cash and cash equivalents	(21)	(48)	—	—	(69)
Decrease in short and long-term investments	—	40	—	—	40
Acquisitions of investments and businesses—net	—	—	(1)	—	(1)
Proceeds from the sales of investments and businesses—net	5	—	1	—	6

Net cash from (used in) investing activities—continuing operations	62	(17)	(14)	—	31
Net cash from (used in) investing activities—discontinued operations	7	6	(1)		12

Net cash from (used in) investing activities	69	(11)	(15)	—	43

Cash flows from (used in) financing activities
Dividends paid	—	—	(6)	—	(6)
Capital repayment to minority owners	—	—	(29)	—	(29)
Increase in notes payable	—	—	36	—	36
Decrease in notes payable	—	—	(76)	—	(76)
Repayments of capital lease obligations	—	(6)	(1)	—	(7)

Net cash from (used in) financing activities—continuing operations	—	(6)	(76)	—	(82)
Net cash from (used in) financing activities—discontinued operations	—	—	(1)	—	(1)

Net cash from (used in) financing activities	—	(6)	(77)	—	(83)

Effect of foreign exchange rate changes on cash and cash equivalents	14	—	37	—	51

Net cash from (used in) continuing operations	7	24	194	—	225
Net cash from (used in) discontinued operations	—	—	(6)	—	(6)

Net increase (decrease) in cash and cash equivalents	7	24	188	—	219

Cash and cash equivalents at beginning of the period	166	667	1,557	—	2,390
Less cash and cash equivalents of Equity Investees	—	—	(761)	—	(761)

Adjusted cash and cash equivalents at beginning of the period	166	667	796	—	1,629
Cash and cash equivalents at end of the period	173	691	984	—	1,848
Less cash and cash equivalents of discontinued operations at end of the period	—	—	(38)	—	(38)

Cash and cash equivalents of continuing operations at end of the period	$173	$691	$946	$—	$1,810

Supplemental Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited):

	Nortel Networks Limited	Guarantor Subsidiary (NNI)	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from (used in) operating activities
Net earnings / (loss)	$(3,480)	$(2,073)	$(141)	$2,214	$(3,480)
Net earnings / (loss) from discontinued operations	146	492	66	—	704
Adjustments to reconcile net earnings (loss) to net cash from	2,721	1,324	(216)	(2,214)	1,615

Net cash from (used in) operating activities—continuing operations	(613)	(257)	(291)	—	(1,161)
Net cash from (used in) operating activities—discontinued operations	3	18	(14)		7

Net cash from (used in) operating activities	(610)	(239)	(305)	—	(1,154)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(29)	(23)	(52)	—	(104)
Proceeds on disposal of plant and equipment	—	—	—	—	—
Change in restricted cash and cash equivalents	11	4	8	—	23
Decrease in short and long-term investments	—	(362)	—	—	(362)
Acquisitions of investments and businesses—net	(51)	(30)	8	—	(73)
Proceeds from the sales of investments and businesses—net	(63)	16	21	—	(26)

Net cash from (used in) investing activities—continuing operations	(132)	(395)	(15)	—	(542)
Net cash from (used in) investing activities—discontinued operations	(3)	(18)	(31)		(52)

Net cash from (used in) investing activities	(135)	(413)	(46)	—	(594)

Cash flows from (used in) financing activities
Net transfers (to) / from parent	(29)	—	(1)	—	(30)
Increase in notes payable	—	—	116	—	116
Decrease in notes payable	—	—	(107)	—	(107)
Proceeds from issuance of long-term debt	668	—	—	—	668
Debt issuance costs	(13)	—	—	—	(13)
Repayments of capital lease obligations	—	(8)	(8)	—	(16)

Net cash from (used in) financing activities—continuing operations	626	(8)	—	—	618
Net cash from (used in) financing activities—discontinued operations	—	—	(1)	—	(1)

Net cash from (used in) financing activities	626	(8)	(1)	—	617

Effect of foreign exchange rate changes on cash and cash equivalents	1	—	(99)	—	(98)

Net cash from (used in) continuing operations	(118)	(660)	(405)	—	(1,183)
Net cash from (used in) discontinued operations	—	—	(46)	—	(46)

Net increase (decrease) in cash and cash equivalents	(118)	(660)	(451)	—	(1,229)

Cash and cash equivalents at beginning of the period	329	1,128	2,069	—	3,526
Adjusted cash and cash equivalents at end of the period	329	1,128	2,069	—	3,526
Cash and cash equivalents at end of the period	211	468	1,618	—	2,297
Less cash and cash equivalents of discontinued operations at end of the period	—	—	(31)	—	(31)

Cash and cash equivalents of continuing operations at end of the period	$211	$468	$1,587	$—	$2,266

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report), our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (2009 First Quarter Report), and our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (2009 Second Quarter Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We are the principal direct operating subsidiary of Nortel Networks Corporation (NNC). NNC holds all of our outstanding common shares but none of our outstanding preferred shares.

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

In recent years, we have taken a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions have included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics Telecom Systems, Ltd. (Flextronics), (ii) the substantial consolidation of key research and development (R&D) expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our Universal Mobile Telecommunications System (UMTS) Access business unit, (iv) the creation and/or expansion of joint venture relationships, such as LG-Nortel Co. Ltd. (LGN) in Korea, our joint venture with LG Electronics, Inc. (LGE) and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd., (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) the continued reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting-edge networking hardware and software solutions. These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period compounded the situation.

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

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous authorization of our Board of Directors after thorough consultation with our advisors, we initiated creditor protection proceedings under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel (Israeli Administration Proceedings). More recently, on May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA) was placed into secondary proceedings (French Secondary Proceedings). On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings. Our affiliates based in Asia, including LGN, in the CALA region and the Nortel Government Solutions (NGS) business, are not currently included in these proceedings. We initiated the Creditor Protection Proceedings (as defined below) with a consolidated cash balance, as at December 31, 2008, of approximately $2,400, in order to preserve our liquidity and fund operations during the process.

At this point in the Creditor Protection Proceedings, we are focused on maximizing value for our stakeholders. On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses.

On June 19, 2009, we also announced a stalking horse asset sale agreement with Nokia Siemens Networks B.V. (NSN) for the planned sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets. On July 24, 2009, in accordance with court approved procedures, we concluded a successful auction for these assets and executed a formal asset sale agreement for the sale of substantially all of our CDMA business and LTE Access assets with Telefonaktiebolaget LM Ericsson (Ericsson), who emerged as the successful bidder with a purchase price of $1,130, subject to certain post-closing purchase price adjustments. At a joint hearing on July 28, 2009, we obtained U.S. Court and Canadian Court (as defined below) approval for the sale to Ericsson. On November 13, 2009, we announced that following satisfaction of all closing conditions, the sale had concluded. See “Significant Business Divestitures” for further details.

On July 20, 2009, we announced a stalking horse and other sale agreements with Avaya Inc. (Avaya) for the planned sale of substantially all of the assets of the Enterprise Solutions (ES) business globally, including the shares of NGS and DiamondWare, Ltd. for a purchase price of $475. On September 14, 2009, in accordance with court approved procedures, we concluded a successful auction for the sale of these assets with Avaya, who emerged as the successful bidder agreeing to pay $900 in cash, with an additional pool of $15 reserved for an employee retention program. At a joint hearing on September 16, 2009, we obtained U.S. Court and Canadian Court approval of the sale to Avaya. The sale is also subject to court approvals in France and Israel as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” for further details.

On September 21, 2009, we announced that we plan to sell, by “open auction”, the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets). On October 25, 2009, in accordance with court approved procedures, we entered into an agreement with Hitachi, Ltd. (Hitachi) for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. The sale is also subject to regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” for further details.

On September 30, 2009, we announced that we plan to sell by “open auction” substantially all of our global Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business. On October 15, 2009, the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the GSM/GSM-R business. Subject to receipt of qualified bids, an auction is tentatively scheduled for November 20, 2009. Any sale would be subject to approvals by the U.S. and Canadian courts and certain court appointed administrators in the Europe, Middle East and Africa (EMEA) region as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” for further details.

On October 7, 2009, we announced a stalking horse and other sale agreements with Ciena Corp. (Ciena) for the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally for a purchase price of $390 in cash and 10 million shares of Ciena common stock. On October 15, 2009 the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the Optical Networking and Carrier Ethernet businesses. On November 13, 2009, we announced that in light of ongoing discussions with interested parties, we have extended the auction originally scheduled to commence on that day. Qualified bidders are now required to submit offers by November 17, 2009. The sale is subject to various court approvals in the U.S., Canada and Israel and the approval of certain court appointed administrators in EMEA, as well as regulatory approvals, other customary closing conditions and certain post-closing purchase price adjustments. See “Significant Business Divestitures” for further details.

We continue to advance in our discussions with external parties to sell our other businesses, including our CVAS (as defined below) business. To provide maximum flexibility, we have also taken appropriate steps to complete the move to organizational standalone businesses. We will assess other restructuring alternatives for these businesses in the event we are unable to maximize value through sales.

On August 10, 2009, we announced that we were at a natural transition point resulting in a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of our businesses and other restructuring activities. Effective August 10, 2009, President and Chief Executive Officer (CEO) Mike Zafirovski stepped down. Also effective August 10, 2009, the Boards of Directors of Nortel and NNC were reduced from nine to three members: John A. MacNaughton, Jalynn H. Bennett and David I. Richardson, with Mr. Richardson serving as Chair. These individuals also serve as members of Nortel’s and NNC’s audit committees.

In connection with these changes, we obtained Canadian Court approval for the Canadian Monitor (as defined below) to take on an enhanced role with respect to the oversight of our business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. Further, we are in the process of identifying a principal officer for the U.S. Debtors (as defined below) who will work in conjunction with the U.S. Creditors’ Committee (as defined below), Bondholder Group (as defined below), and the Canadian Monitor, which appointment will be subject to the approval of the U.S. Court.

We have also established a streamlined structure that is enabling us to effectively continue to serve our customers, and also facilitate the sales of our businesses and integration processes with acquiring companies as well as continue with our restructuring activities. Nortel’s business units currently report to the Chief Restructuring Officer (CRO), Pavi Binning. Our mergers and acquisitions teams continue their work under the Chief Strategy Officer, George Riedel. Nortel Business Services (NBS) continues to be led by Joe Flanagan and continues to serve the transitional operations needs of our businesses as they are sold to ensure customer and network service levels are maintained throughout the sale and integration processes. A core Corporate Group has been established that is primarily responsible for the management of ongoing restructuring activities during the sales process as well as post business dispositions. This group is led by John Doolittle, Senior Vice President Finance and Corporate Services (formerly our Treasurer). These leaders report to the NNL and NNC Boards of Directors, the Canadian Monitor and will also report to the proposed U.S. principal officer.

“Debtors” as used herein means: (i) us, together with NNC and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain EMEA subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to December 18, 2009 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the initial order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor preceding the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until December 18, 2009, or such further date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of Goldman, Sachs & Co. as security for fees and expenses payable for certain financial advisory services; charges against our and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario in favor of NNI (Ottawa Charge) with respect to an intercompany revolving loan agreement (NNI Loan Agreement); a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by us to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; in addition to the Ottawa Charge mentioned above, charges on the property of each of the Canadian Debtors as security for their respective obligations under the NNI Loan Agreement; and an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) us for any amounts advanced by us to NNTC following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by us to NNUK out of the allocation of sale proceeds we actually receive from future material asset sales, subject to certain conditions. For more information, see note 2 to the accompanying unaudited condensed consolidated financial statements.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors, other than NNCI, filed voluntary petitions under Chapter 11 with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and us as borrower with an initial advance to us of $75, to support our ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

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

Certain of our Israeli subsidiaries (Israeli Debtors) have commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a stay in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. The period for the Israeli Administration Proceedings currently extends to November 19, 2009. A scheme of arrangement has been proposed and is expected to be considered by the Israeli Court on November 19, 2009. Under Israeli law, the Israeli Administration Proceedings are required to end with either a scheme of arrangement, which returns the company to solvency, or a liquidation. The scheme of arrangement which has been proposed is intended to return the company to solvency. The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The secondary proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the secondary proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (French Administrator) and a French liquidator (French Liquidator) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On October 1, 2009, pursuant to a motion filed by the U.K. Administrators, the French Court approved an order to: (i) suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA for a renewable period of two months; (ii) authorize the continuation of the business of NNSA so long as the liquidation operations are suspended; and (iii) maintain the powers of the French Administrator and French Liquidator during the suspension period, except with respect to the sale of assets and/or businesses of NNSA.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, NNC announced that it, as well as us, and certain of NNC’s other subsidiaries, including NNI, had entered into a stalking horse asset sale agreement with NSN for the planned sale of substantially all of its CDMA business and LTE Access assets for $650, subject to purchase price adjustments under certain circumstances. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was held on July 24, 2009. Ericsson emerged as the successful bidder for the sale of substantially all of our CDMA business and LTE Access assets for a purchase price of $1,130, subject to certain post-closing purchase price adjustments. We obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. As part of this agreement, a minimum of 2,500 Nortel employees were expected to receive offers of employment from Ericsson. On November 13, 2009, we announced that following satisfaction of all closing conditions, the sale had concluded. Under the terms of the sale, we will provide transitional services to Ericsson, and Ericsson will provide products and services to us in support of those CDMA customers remaining with Nortel. The related CDMA business and LTE Access assets and liabilities have been classified as held for sale beginning as of June 30, 2009. The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. Generally Accepted Accounting Principles (U.S. GAAP). In connection with this transaction, we and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Enterprise Solutions Business

On July 20, 2009, NNC announced that it, as well as us, and certain of NNC’s other subsidiaries, including NNI and NNUK, had entered into a stalking horse asset and share sale agreement with Avaya for its North American, CALA and Asian ES business, and an asset sale agreement with Avaya for the EMEA portion of our ES business for a purchase price of $475 subject to purchase price adjustments under certain circumstances. These agreements include the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. This sale required a court-approved “stalking horse” sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on August 4, 2009. Competing bids were required to be submitted by September 4, 2009 and an auction with the qualified bidders commenced on September 11, 2009. On September 14, 2009, Avaya emerged as the successful bidder for the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. for a purchase price of $900 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments. We obtained U.S. Court and Canadian Court approvals for the sale to Avaya on September 16, 2009.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel. The sale is expected to close late in the fourth quarter 2009, subject to receipt of all required approvals.

These related ES business, which includes DiamondWare Ltd., and NGS assets and liabilities have been classified as assets held for sale beginning September 30, 2009. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented. For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

LGN Joint Venture

On May 27, 2009, NNC announced that we have decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia including LGN have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, we filed a motion with the Canadian Court and received approval of a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (NNIF), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (Netas), a publicly traded Turkish company, as part of the ongoing restructuring of Nortel.

Packet Core Assets

On September 21, 2009, NNC announced that it plans to sell, by “open auction”, the Packet Core Assets of its WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and UMTS businesses. On October 25, 2009, in accordance with court approved procedures, we and NNI, entered into an agreement with Hitachi for the sale of our Packet Core Assets for a purchase price of $10, subject to certain post-closing purchase price adjustments. On October 28, 2009, we obtained U.S. Court and Canadian Court approval of the sale to Hitachi. The sale is also subject to regulatory approvals and other customary closing conditions.

The related Packet Core Assets assets and liabilities have been classified as held for sale beginning September 30, 2009. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity under U.S. GAAP.

GSM/GSM-R Business

On September 30, 2009, NNC announced that it plans to sell by “open auction” substantially all of its global GSM/GSM-R business. In connection with this proposed sale, we also expect to transfer specified patents predominantly used in the GSM business and grant non-exclusive licenses of other relevant patents. On October 15, 2009, the Canadian Court and U.S. Court approved an order establishing bidding procedures that will allow qualified bidders to submit offers for the GSM/GSM-R business. Bids are required to be submitted by November 16, 2009 and the French Court ruled, on October 22, 2009, that bids for the GSM/GSM-R assets of NNSA must be submitted to the French Administrator and the French Liquidator by November 18, 2009. Any sale would be subject to approval of the U.S. Court and Canadian Court.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into an EMEA asset sale agreement on behalf of each of the relevant EMEA Debtors. The sale of any GSM/GSM-R assets currently held by NNSA, a French subsidiary, will be subject to the approval of the French Court. In some EMEA jurisdictions, this transaction will be subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. In addition to the processes and approvals outlined above, consummation of a GSM/GSM-R transaction will be subject to the satisfaction of certain regulatory approvals and customary closing conditions.

The related GSM/GSM-R business assets and liabilities will be classified as held for sale beginning in the fourth quarter of 2009.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, NNC announced that it, as well as us, and certain of NNC’s other subsidiaries, including NNI and NNUK, had entered into a stalking horse asset sale agreement with Ciena for its North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, subject to purchase price adjustments under certain circumstances, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved “stalking horse” sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. On

November 13, 2009, we announced that in light of ongoing discussions with interested parties, we have extended the auction originally scheduled to commence on that day. Qualified bidders are now required to submit offers by November 17, 2009. Any sale would be subject to approval of the U.S. Court and Canadian Court.

The U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the court in Israel.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities will be classified as held for sale beginning in the fourth quarter of 2009.

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

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved the establishment of a claims process in the U.S. for claims that arose prior to the Petition Date. Under this claims process, proof of claims, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC, by no later than 4:00 p.m. (Eastern Time) on September 30, 2009.

On July 30, 2009, we announced that the Canadian Court approved the establishment of a claims process in Canada in connection with the CCAA Proceedings. Under this claims process, subject to certain exceptions, proof of claims for claims arising prior to the Petition Date had to be received by the Canadian Monitor, Ernst & Young Inc., by no later than September 30, 2009. This claims notification deadline does not apply to certain claims, including most inter-company claims as between the Canadian Debtors themselves or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proof of claims for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 and 30 days after a proof of claims package has been sent by the Canadian Monitor to the person in respect of such claim.

In relation to NNSA, claims had to be submitted to the French Administrator and the French Liquidator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors. In relation to the Israeli Debtors, the Israeli Court determined that claims had to be submitted to the Israeli Administrators by no later than July 26, 2009. Other than as set forth above with respect to NNSA, no outside date for the submission of claims has been established in connection with U.K. Administration Proceedings.

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2009 do not include the effects of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. Currently, it is not possible to determine the extent of claims filed and to be filed, whether such claims will be disputed and whether they will be subject to discharge or disallowance in the Creditor Protection Proceedings. It is also not possible at this time to determine whether to establish any additional liabilities in respect of claims. The Debtors are reviewing all claims filed and are beginning the claims reconciliation process. Differences between claim amounts identified by the Debtors and claims filed by creditors will be investigated and resolved in connection with the claims reconciliation process or, if necessary, the relevant court will make the final determination as to the amount, nature and validity of claims. The aggregate amount of claims will likely exceed the amount that ultimately will be allowed by the relevant courts. Certain claims may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be invalid. The determination of how liabilities will ultimately be settled and treated cannot be made until each of the relevant courts approve a plan and in light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 of the accompanying unaudited condensed consolidated financial statements for additional information about claims.

Interim Funding and Settlement Agreement

Historically, we have deployed our cash through a variety of intercompany borrowing and transfer pricing arrangements to allow us to operate on a global basis and to allocate profits and losses, and certain costs, among the corporate group. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to us in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI paid $157 to us, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by us to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009. Further arrangements will be necessary in order to address TPA Payments, or other funding issues, for periods post-September 30, 2009 and our future liquidity needs and there can be no assurance that the Canadian Debtors will be able to arrange additional funding sufficient to fund future operations. Negotiations between us and the U.S. Debtors for reimbursement of a portion of these costs for the fourth quarter of 2009 are on-going. In addition, the Debtors and other Nortel entities are engaged in discussions in order to address our liquidity needs for periods subsequent to December 31, 2009.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia-Pacific (APAC) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than NNSA) entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) and the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement) will initially receive approximately $15, $18 and $15, respectively, in aggregate. A further portion of the Pre-Petition Intercompany

Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. Implementation of the APAC Agreement is subject to receipt of approvals (court and/or administrator) in the U.S., Canada and EMEA, as well as receipt of certain regulatory approvals in certain APAC jurisdictions.

Export Development Canada Support Facility; Other Contracts and Debt Instruments

Effective January 14, 2009, we entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by us to the EDC support facility (EDC Support Facility), for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC subsequently agreed to extend this interim period to May 1, 2009. Under an amending agreement dated April 24, 2009, this interim period was further extended to July 30, 2009. On June 18, 2009, we and EDC entered into a further amendment to the Short-Term Support Agreement and a cash collateral agreement (Cash Collateral Agreement). Pursuant to the current Short-Term Support Agreement as amended, continued access by us to the EDC Support Facility is at the sole discretion of EDC. We have provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. On July 28, 2009, we and EDC entered into a further amendment to the Short-Term Support Agreement to extend the interim period to October 30, 2009. Subsequently, under an amending agreement dated October 28, 2009, the interim period was further extended to December 18, 2009.

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to December 18, 2009. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, we announced that we had entered into an amendment to arrangements (Amending Agreement) with a major supplier, Flextronics. Under the terms of the amendment, we agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties will continue in accordance with their terms. Following subsequent negotiations, we have resolved all ongoing disputes and issues relating to the interpretation of the Amending Agreement and have confirmed, among other things, our obligation to purchase inventory in accordance with existing plans of record of $25. In addition, one of the supplier agreements with Flextronics was not terminated on July 12, 2009, as originally referenced in the Amending Agreement, but instead has been extended to December 2009, with a further extension for certain products to July 2010.

Value, Listing and Trading of NNC Common Shares and NNL Preferred Shares

On January 14, 2009, we received notice from the New York Stock Exchange (NYSE) that it decided to suspend the listing of Nortel Networks Corporation common shares (NNC common shares) on the NYSE. The NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s price criteria pursuant to the NYSE’s Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets under the symbol “NRTLQ”.

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

On June 19, 2009, we announced that we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests. As a result, NNC applied to delist the NNC common shares and we applied to delist the NNL preferred shares from trading on the TSX and delisting occurred on June 26, 2009 at the close of trading.

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

Termination of Derivative Instruments

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative transactions in accordance with our policies and procedures. However, as a result of the Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are exposed to these interest rate and foreign currency risks and are expected to remain exposed at least until the conclusion of the Creditor Protection Proceedings.

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

In addition, in conjunction with the Creditor Protection Proceedings, we established a directors’ and officers’ trust (D&O Trust) in the amount of approximately CAD$12. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

As part of the relief sought in the CCAA Proceedings, we requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the Deferred Compensation Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that our directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall $25 thousand reduction. Subsequently, as a result of additional roles and responsibilities assumed by the three remaining directors, the annual cash retainer was increased to $225 thousand and the annual Board Chair retainer was increased to $100 thousand, effective August 11, 2009. The annual Audit Committee Chair retainer of $15 thousand did not change.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, we announced a workforce reduction plan. Under this plan, we intend to reduce our global workforce by approximately 5,000 net positions. We have commenced and will continue to implement these reductions, in accordance with local country legal requirements. During the nine months ended September 30, 2009, we undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report. In addition, we have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings.

We also announced on February 25, 2009 several changes to our employee compensation programs. Upon the recommendation of management, our Board of Directors approved no payment of bonuses under the Nortel

Networks Limited Annual Incentive Plan (AIP) for 2008. We have continued our AIP in 2009 for all eligible full- and part-time employees. The AIP has been modified to permit quarterly rather than annual award determinations and payouts, if any. This has provided a more immediate incentive for employees upon the achievement of critical shorter-term objectives. Where required, we have obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings and we have since implemented such plans. See “Key Executive Incentive Plan and Key Employee Retention Plan” in the Executive and Director Compensation section of our 2008 Annual Report for further information with respect to our current key employee incentive and retention programs for employees in North America, CALA and Asia. On March 20, 2009, we obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan. For further information on this plan, see “CIC Plan” in the Executive and Director Compensation section of our 2008 Annual Report.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. See note 20, “Share-based compensation plans”, to the audited financial statements that accompany our 2008 Annual Report and note 18, “Share-based compensation plans” to the accompanying unaudited condensed consolidated financial statements, for additional information about our share-based compensation plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we will reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), assuming that we will continue as a going concern. The financial statements as at December 31, 2008 and for the three and nine months ended September 30, 2008 have been presented on a consolidated basis to include us and all of our majority owned and controlled subsidiaries. After consideration of the guidance available in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of our subsidiaries in EMEA, NNUK, NNSA and Nortel Networks (Ireland) Limited (collectively, EMEA Subsidiaries) and the subsidiaries the EMEA Subsidiaries control have been accounted for under the equity method from the Petition Date.

ASC 852, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to us, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, our revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. We adopted ASC 852 effective on January 14, 2009 and have segregated those items outlined above for all reporting periods subsequent to such date.

As further described above, beginning on the Petition Date, we and certain of our subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the U.K. and subsequently in Israel. We continue to exercise control over our subsidiaries located in Canada, the U.S., CALA and Asia (other than entities in Australia and New Zealand which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and these condensed financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, were required to deconsolidate the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control (collectively, the Equity Investees). However, we continue to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, since the Petition Date we have accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments – Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries with the Equity Investees, including our guarantee of the U.K. pension liability ( see note 2 of the accompanying condensed consolidated financial statements), we concluded that the initial carrying value of the investment in these condensed consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

In our quarterly reports for the periods ended March 31, 2009 and June 30, 2009, we had presented condensed combined and consolidated financial statements, which combined the financial position, results of operations and cash flows of the Equity Investees on a line-by-line basis. Based on its ongoing review of the applicable accounting guidance and after discussions with staff of the U.S. Securities and Exchange Commission (SEC), we concluded that the presentation of the Equity Investees under the equity method was more appropriate and will reflect results of the Equity Investees using this method for the periods ended March 31, 2009 and June 30, 2009 when these periods are presented on a comparative basis in future filings. This change in presentation is not expected to affect the reported amount of net earnings (loss) for these periods, but will affect the financial statement presentation as the financial position and results of operations of the Equity Investees will be presented net on a single line in the balance sheet and statement of operations, respectively.

The accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the accompanying unaudited condensed consolidated financial statements are the same as those described in our audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2008, except as discussed above and in notes 3 and 6 to the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements. Although we are headquartered in Canada, the accompanying unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of our financial results and net assets are denominated in U.S. Dollars.

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by us prior to the Creditor Protection Proceedings, except as disclosed above and in notes 3 and 6 to the accompanying unaudited condensed consolidated financial statements. While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate the businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing significant research and development (R&D) investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our businesses until they are sold. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; or (d) as to operations, the effect of any changes that may be made in our business.

Reporting Requirements

As a result of the Creditor Protection Proceedings, we are periodically required to file various documents with and provide certain information to the Canadian Court, the U.S. Court, the English Court, the Canadian Monitor, the U.S. Creditors’ Committee, the U.S. Trustee and the U.K. Administrators. Depending on the jurisdictions, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports, information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to requirements of relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of this report and our 2008 Annual Report, 2009 First Quarter Report and 2009 Second Quarter Report. For additional information on the Creditor Protection Proceedings, see note 1 to the audited consolidated financial statements for the year ended December 31, 2008 and note 2 to the accompanying unaudited condensed consolidated financial statements. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Chief Restructuring Officer

On March 2, 2009, we announced the appointment of Pavi Binning as CRO of NNC and Nortel, a position he is holding in addition to his duties as Chief Financial Officer (CFO). As noted above, Mr. Binning will report to the NNC and NNL Boards of Directors, the Canadian Monitor and the proposed U.S. principal officer.

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

Effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by three business units with full responsibility for all products, services, applications, portfolio, business and market development, marketing and R&D functions: WN, Carrier VoIP (voice over internet protocol) and Application Solutions (CVAS) and Metro Ethernet Networks (MEN).

Our Global Services (GS) business unit, formerly a reportable business segment, has been decentralized and transitioned to the other reportable segments as of the first quarter of 2009. In addition, commencing with the first quarter of 2009, we began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Also commencing with the first quarter of 2009, services results are reported across all reportable segments (WN, CVAS, MEN and LGN). Further to our announcement in the fourth quarter of 2008, we have decentralized our Carrier Sales and Global Operations teams as of July 1, 2009. Commencing with the third quarter of 2009 we are reporting our CVAS business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the WN reportable segment, which prior to third quarter of 2009 was called the Carrier Networks (CN) reportable segment. Prior to the quarter ended September 30, 2009, the ES business was a reportable segment and the results of NGS were included in Other. As discussed above, we have entered into sale agreements with Avaya for the planned sale of substantially all of the assets of the ES business globally, including the shares of NGS and DiamondWare, Ltd. These assets and liabilities have been classified as assets held for sale and the related ES and NGS financial results of operations have been classified as discontinued operations as at September 30, 2009.

As of September 30, 2009, our four reportable segments were WN, CVAS, MEN, and LGN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of September 30, 2009, WN includes CDMA solutions business and GSM and UMTS solutions.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The MEN segment solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products, and related services. MEN includes the optical networking solutions business and the data networking and security solutions business.

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

Results of Operations—Continuing Operations

As discussed above, commencing with our Third Quarter Report, we will no longer combine the results of the Equity Investees with our consolidated results. As of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Prior to the Petition Date, the results of our Equity Investees were included in our consolidated results. Accordingly, the comparative information provided in this “Results of Operations—Continuing Operations” for the three and nine months ended September 30, 2009 may not allow meaningful comparison.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
United States	$736	$589	$147	25	$1,986	$2,006	$(20)	(1)
EMEA(a)	10	369	(359)	(97)	30	1,190	(1,160)	(97)
Canada	82	93	(11)	(12)	238	362	(124)	(34)
Asia(b)	162	424	(262)	(62)	840	1,639	(799)	(49)
CALA	55	120	(65)	(54)	200	355	(155)	(44)

Total revenues	$1,045	$1,595	$(550)	(34)	$3,294	$5,552	$(2,258)	(41)

(a)	Excludes amounts related to Equity Investees of $317 and $1,013 for the three and nine months ended September 30, 2009, respectively.
(b)	Excludes amounts related to Equity Investees of $28 and $71 for the three and nine months ended September 30, 2009, respectively.

During the first nine months of 2009, customers across all our businesses, in particular in North America, generally responded to ongoing negative macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant and increasing pressure on our global business due to these adverse conditions.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

Q3 2009 vs. Q3 2008

Revenues decreased to $1,045 in the third quarter of 2009 from $1,595 in the third quarter of 2008, a decrease of $550 or 34%. The lower revenues were due to decreases across all regions except the U.S.

EMEA

Revenues decreased by $359 in EMEA in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the deconsolidation of the Equity Investees, which include substantially all of our EMEA subsidiaries.

Asia

Revenues decreased by $262 in Asia in the third quarter of 2009 compared to the third quarter of 2008, due to decreases across all segments except CVAS. In particular, the LGN segment decreased $96 and the WN segment decreased $149.

CALA

Revenues decreased by $65 in CALA in the third quarter of 2009 compared to the third quarter of 2008, primarily due to decreases of $39 in the WN segment and $24 in the MEN segment.

Canada

Revenues decreased by $11 in Canada in the third quarter of 2009 compared to the third quarter of 2008, due to decreases of $9 in the WN segment and $7 in the MEN segment.

U.S.

Revenues increased by $147 in the U.S. in the third quarter of 2009 compared to the third quarter of 2008, primarily due to increases of $146 in the WN segment and $26 in the CVAS segment, partially offset by a decline of $23 in the MEN segment.

First nine months of 2009 vs. first nine months of 2008

Revenues decreased to $3,294 in the first nine months of 2009 from $5,552 in the first nine months of 2008, a decrease of $2,258 or 41%. The lower revenues were due to decreases across all regions.

EMEA

Revenues decreased by $1,160 in EMEA in the first nine months of 2009 compared to the first nine months of 2008, primarily due to the deconsolidation of the Equity Investees, which include substantially all of our EMEA subsidiaries.

Asia

Revenues decreased by $799 in Asia in the first nine months of 2009 compared to the first nine months of 2008, due to decreases across all segments. In particular, the LGN segment decreased $530 and the WN segment decreased $198.

CALA

Revenues decreased by $155 in CALA in the first nine months of 2009 compared to the first nine months of 2008, primarily due to a decrease of $122 in the WN segment.

Canada

Revenues decreased by $124 in Canada in the first nine months of 2009 compared to the first nine months of 2008, due to decreases of $83 in the WN segment, $27 in the MEN segment and $15 in the CVAS segment.

U.S.

Revenues in the U.S. decreased by $20 in the first nine months of 2009 compared to the first nine months of 2008, due to decreases across all segments except WN. In particular, the MEN segment decreased $42 and the CVAS segment decreased $9. The WN segment increased $37.

Gross Margin

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Gross profit	$471	$610	$(139)	(23)	$1,429	$2,310	$(881)	(38)
Gross margin	45.0%	38.2%		6.8 points	43.4%	41.6%		1.8 points

Q3 2009 vs. Q3 2008

Gross profit for the third quarter of 2009 was $471 compared to $610 in the third quarter of 2008, a decrease of $139 or 23%. The decrease in gross profit was primarily due to a decrease of $206 in sales volumes and in the amount of deferred revenues recognized in the third quarter of 2009 compared to the third quarter of 2008, the unfavorable impact of $66, primarily related to the impact of pension and post-retirement benefit plans, the unfavorable impact of $13 as a result of unfavorable foreign exchange fluctuations, an unfavorable impact of $8 as a result of an increase in inventory provisions and an unfavorable impact of $5 as a result of costs related to workforce reduction activities, partially offset by $174 as a result of the favorable impacts of product mix and price erosion and favorable cost reductions of $21. Gross profit was also negatively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall negative impact on gross profit of $77 in the third quarter of 2009.

Gross margin for the third quarter of 2009 was 45.0% compared to 38.2% in the third quarter of 2008, an increase of 6.8 percentage points, primarily as a result of the favorable impacts of product mix and price erosion of 16.7 percentage points and favorable impact of cost reductions of 2.0 percentage points, partially offset by the unfavorable impact of 6.3 percentage points, primarily related to the impact of pension and post-retirement benefit plans, unfavorable impact of foreign exchange fluctuations of 1.2 percentage points and the unfavorable impact of 0.8 percentage points due to an increase in inventory provisions. Gross margin was also negatively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall positive impact on gross profit of 5.7 percentage points in the third quarter of 2009.

First nine months of 2009 vs. first nine months of 2008

Gross profit for the first nine months of 2009 was $1,429 compared to $2,310 in the first nine months of 2008, a decrease of $881 or 38%. The decrease in gross profit was primarily due to a decrease of $938 in sales volumes and in the amount of deferred revenues recognized in the first nine months of 2009 compared to the first nine months of 2008, the unfavorable impact of $162, primarily related to the cancellation of certain equity based compensation plans and the impact of pension and post-retirement benefit plans, the unfavorable impact of $150 as a result of unfavorable foreign exchange fluctuations, the unfavorable impact of $75 as a result of a increase in inventory provisions and the unfavorable impact of $25 as a result of costs related to workforce reduction activities, partially offset by $172 in cost reductions, $143 as a result of the favorable impacts of product mix and price erosion and the favorable impact of $31 as a result of purchase price variances, and the favorable impact of $21 related to warranty cost. Gross profit was also negatively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall negative impact on gross profit of $274 in the first nine months of 2009.

Gross margin for the first nine months of 2009 was 43.4% compared to 41.6% in the first nine months of 2008, an increase of 1.8 percentage points, primarily as a result of the favorable impacts of cost reduction of 5.2 percentage points, the favorable impact of product mix and price erosion of 4.3 percentage points, the favorable impact of purchase price variances of 0.9 percentage points and the favorable impact of warranty cost of 0.6 percentage points, partially offset by unfavorable impact of 4.9 percentage points, primarily related to the cancellation of certain equity based compensation plans and the impact of pension and post-retirement benefit plans, the unfavorable impact of foreign currency exchange fluctuations of 4.6 percentage points, and the unfavorable impact of 2.3 percentage points as a result of a increase in inventory provisions. Gross margin was also positively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall positive impact on gross profit of 4.6 percentage points in the first nine months of 2009.

SG&A and R&D Expenses

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
SG&A expense	$154	$272	$(118)	(43)	$535	$919	$(384)	(42)
R&D expense	183	268	(85)	(32)	605	900	(295)	(33)

Q3 2009 vs. Q3 2008

Selling, general and administrative (SG&A) expense decreased to $154 in the third quarter of 2009 from $272 in the third quarter of 2008, a decrease of $118 or 43%. R&D expense decreased to $183 in the third quarter of 2009 from $268 in the third quarter of 2008, a decrease of $85 or 32%. The decreases in SG&A and R&D expenses were primarily due to the deconsolidation of the Equity Investees. Absent the impact of the deconsolidation, SG&A expense would have increased, reflecting higher costs related to workforce reduction activities, partially offset by the impact of headcount reductions and reduced sales and marketing spending in maturing technologies. The decrease in R&D expense was also due to headcount reductions and the cancellation of certain R&D programs. The decreases in both R&D and SG&A expenses were partially offset by costs related to workforce reduction activities.

First nine months of 2009 vs. first nine months of 2008

SG&A expense decreased to $535 in the first nine months of 2009 from $919 in the first nine months of 2008, a decrease of $384 or 42%. R&D expense decreased to $605 in the first nine months of 2009 from $900 in the first nine months of 2008, a decrease of $295 or 33%. The decreases in SG&A and R&D expenses were primarily due to the deconsolidation of the Equity Investees. Absent the impact of the deconsolidation, SG&A expense would have increased, reflecting higher costs related to workforce reduction activities, partially offset by the impact of headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and costs related to workforce reduction activities.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
November 2008 Restructuring Plan	$—	$—	$(13)	$—
2008 Restructuring Plan	—	20	(27)	99
2007 Restructuring Plan	(2)	17	(16)	60
2006 Restructuring Plan	—	—	—	(1)
2004 Restructuring Plan	(4)	3	(5)	8
2001 Restructuring Plan	(47)	1	(69)	1

Total charges (recovery)	$(53)	$41	$(130)	$167

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 11 to the accompanying unaudited condensed consolidated financial statements). Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recovery) incurred, including by profit and loss category and by segment, see note 10 to the accompanying unaudited condensed consolidated financial statements.

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, is currently expected to result in annual gross savings of approximately $560, with total charges to earnings of approximately $270 and total cash outlays of approximately $160. Included in these amounts are actions related to the Equity Investees, which are described below under “Results of Operations—Equity Investees.” On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in annual gross savings of approximately $396, with total charges to earnings of approximately $100 and total cash outlays of approximately $77. During the nine months ended September 30, 2009, we undertook additional workforce reduction activities that, upon completion, are expected to result in additional annual gross savings of approximately $430, with total charges to earnings of approximately $176, and total cash outlays of $89. These amounts also include actions related to the Equity Investees, which are described below under “Results of Operations—Equity Investees.” On a consolidated basis, absent amounts related to the Equity Investees, these activities are expected to result in annual gross savings of approximately $322, with total charges to earnings of approximately $116 and total cash outlays of approximately $54. The charges and cash outlays are expected to be incurred in 2009. Approximately $76 of the total charges relating to the net workforce reduction of 3,550 positions were incurred as of September 30, 2009.

The following table sets forth charges by profit and loss category for the three and nine months ended September 30, 2009:

	For the Three Months ended September 30, 2009	For the Nine Months ended September 30, 2009
Cost of revenues	$5	$25
SG&A	14	38
R&D	2	13
Other	—	—

Total charges	$21	$76

The following table sets forth charges incurred by segment for the three and nine months ended September 30, 2009:

	For the Three Months ended September 30, 2009	For the Nine Months ended September 30, 2009
WN	$12	$51
CVAS	6	16
MEN	3	9

Total charges	$21	$76

Other Cost Reduction Activities

During the three and nine months ended September 30, 2009, our real estate related cost reduction activities resulted in charges of $1 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2009, we recorded plant and equipment write downs of $8 and $14, respectively. During the three and nine months ended September 30, 2009, we recorded an additional charge of nil and $9, respectively, against reorganization items for lease repudiations and other contract settlements.

Gain (Loss) on Sales of Businesses and Sales and Impairments of Assets

We recorded a loss on sales of businesses and sales and impairments of assets of $14 and a net gain on sales of businesses and sales and impairments of assets of $2, respectively, in the third quarter and first nine months of 2009. The loss on sale of businesses and sales and impairments of assets in the third quarter and the net gain on sales of businesses and assets first nine months of 2009 was primarily due to asset impairments related to our assessment of recoverability of our long-lived assets in accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets” (ASC 360-10-35) . Additionally, the gain for the first nine months of 2009 was due to gains related to the sale of certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. in the first quarter of 2009 and a gain related to the sale of our Calgary facility in the second quarter of 2009, partially offset by the third quarter asset impairments.

We did not have any material asset or business dispositions in the first nine months of 2008.

Other Operating Expense—Net

The components of other operating expense (income)—net were as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Royalty license income—net	$(2)	$(3)	$(5)	$(7)
Litigation charges—net	1	—	1	11
Other—net	49	17	49	27

Other operating expense—net	$48	$14	$45	$31

In the third quarter of 2009, other operating expense—net was $48, due primarily to other expenses of $49 and litigation charges of $1, offset by royalty income of $2 from cross patent license agreements. Other operating expense—net was $45 for the first nine months of 2009, primarily due to other expenses of $49 and litigation charges of $1, offset by royalty income of $5 from cross patent license agreements.

In the third quarter of 2008, other operating expense—net was $14, primarily due to a charge related to an other than temporary impairment of an investment and a sales tax expense of $3 and $12, respectively, partially offset by royalty income from cross patent license agreements of $3. For the nine months ended September 30, 2008, other operating expense—net was $31, primarily due to litigation charges of $11 related to a patent infringement lawsuit settlement, a charge related to an other than temporary impairment of an investment and a sales tax expense of $12 each, partially offset by royalty income from cross patent license agreements of $7.

Other Income (Expense)—Net

The components of other income (expense)—net were as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Losses on sale and writedowns of investments	$(3)	$(4)	$(4)	$(6)
Currency exchange gains (losses)—net	60	(8)	20	6
Other—net	2	(2)	(15)	(13)

Other income (expense)—net	$59	$(14)	$1	$(13)

In the third quarter of 2009, other income (expense)—net was income of $59, which included currency exchange gains of $60 due to the weakening of the British Pound and the strengthening of the Canadian Dollar against the U.S. Dollar. Other income (expense)—net was income of $1 for the first nine months of 2009, primarily comprised of currency exchange gains of $20 due to the weakening of the Korean Won and the Canadian Dollar against the U.S. Dollar, partially offset by Other–net expense of $15 and losses on sale and write-downs of investments of $4.

In the third quarter of 2008, other income (expense)—net was an expense of $14, primarily due to losses related to foreign exchange fluctuations of $8 and losses on sale and write-downs of investments of $4. Other income (expense)—net was an expense of $13 for the first nine months of 2008, primarily due to Other expense of $13 mainly as a result of costs associated with acquisition-related activities and losses on sale and write-down of investments of $6, offset by gains related to foreign exchange fluctuations of $6.

Interest Expense

Interest expense has remained relatively flat in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008, primarily as a result of unchanged debt levels.

In the third quarter and first nine months of 2009, we have continued to accrue for interest expense of $65 and $205, respectively, in our normal course of operations related to debt issued by NNC or NNL in Canada based upon the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized. As a result, interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed consolidated financial statements. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items—net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings. These items can include revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the Creditor Protection Proceedings.

The components of reorganization items—net were as follows:

	For the Three Months ended September 30, 2009	For the Nine Months ended September 30, 2009
Professional fees	$(42)	$(76)
Interest income	4	12
Pension Adjustment(a)	(214)	(214)
Lease repudiation	45	62
Key Executive Incentive Plan / Key Employee Retention Plan	(5)	(21)
Intercompany loan guarantee	—	(1,155)
Penalties	1	(21)
Other	(12)	(27)

Reorganization items—net	$(223)	$(1,440)

(a)	Includes the net impact of the settlement of the U.S. Retirement Income Plan and related PBGC (as defined below) claim.

Income Tax Expense

During the third quarter and first nine months ended September 30, 2009, we recorded a tax expense of $10 and $46, respectively, on loss from continuing operations before income taxes and equity in net loss of associated companies of $88 and $1,327, respectively. The tax expense of $46 was largely comprised of $25 of income taxes in profitable jurisdictions primarily in Asia, $7 relating to the accrual of the deferred tax liability associated with our investment in LGN and the provision of $33 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by the true-up of prior year estimates of $17 and a benefit of $2 from various tax credits and R&D related incentives.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance was still necessary as at September 30, 2009 for all jurisdictions other than Korea and Turkey. For additional information, see “Application of Critical Accounting Policies and Estimates—Income Taxes” in this section of this report.

During the third quarter and first nine months of 2008, we recorded tax expense of $2,133 and $2,235, respectively, on loss from operations before income taxes and equity in net earnings of associated companies of $623 and $418, respectively. Included in the loss from operations before income taxes and equity in net earnings of associated companies was an impairment related to goodwill in the amount of $609 that impacted the company’s effective tax rate for the three and nine months ended September 30, 2008. The tax expense of $2,235 was largely comprised of several significant items including $1,103 for the establishment of a full valuation allowance against our net deferred tax asset in Canada, and $816 and $150 to increases in the valuation allowances against the deferred tax assets in the U.S. and the U.K. respectively. Also included in income tax expense was $111 of income taxes on profitable entities in Asia and Europe including a $6 valuation allowance release in Germany based on earnings, $35 of income taxes resulting from revisions to prior year tax estimates, $20 from increases in uncertain tax positions and other taxes of $22 primarily related to withholding taxes and taxes on preferred share dividends in Canada. This tax expense was partially offset by a $22 benefit derived from various tax credits and R&D-related incentives.

Results of Operations—Equity Investees

As discussed above, as of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Equity in net loss of equity investees was $159 and $448 for the three and nine months ended September 30, 2009, respectively. The following discussion relates to the key components comprising the Equity Investees’ net loss.

Revenues

The general trends related our consolidated revenues discussed above, were also applicable to the Equity Investees. See “Results of Operation—Continuing Operations”.

Q3 2009

Revenue was $348 in the third quarter of 2009, comprised primarily of $317 in EMEA and $28 in Asia. The MEN segment revenue of $105 was comprised of $63 and $42 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $62 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $57.

First nine months of 2009

Revenue in the first nine months of 2009 was $1,092, comprised primarily of $1,013 in EMEA and $71 in Asia. The MEN segment revenue of $345 was comprised of $191 and $154 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $207 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $159.

Gross Margin

Gross profit was $77 and $274 for the three and nine months ended September 30, 2009, respectively. Gross margin was 22.0% and 25.1% for the three and nine months ended September 30, 2009, respectively.

SG&A and R&D Expense

SG&A expense was $129 and $399 for the three and nine months ended September 30, 2009, respectively. R&D expense was $37 and $102 for the three and nine months ended September 30, 2009, respectively.

Post Petition Date Cost Reduction Activities

Included in the February 25, 2009 workforce reduction plan described above were global workforce reductions of approximately 1,300 net positions for the Equity Investees which upon completion, are expected to result in annual gross savings of approximately $164, with total charges to earnings of approximately $100 and total cash outlays of approximately $83. Included in the additional workforce reduction activities announced during the nine months ended September 30, 2009 were annual gross savings of approximately $108 for the Equity Investees, with total charges to earnings of approximately $60 and total cash outlays of approximately $35. In addition, approximately $171 in total charges relating to net workforce reductions of 1,700 positions were incurred as of September 30, 2009 for the Equity Investees.

During the three and nine months ended September 30, 2009, the total charges under this plan for the Equity Investees were $75 and $171, respectively.

Reorganization Items

The components of reorganization items—net were as follows:

	For the Three Months ended September 30, 2009	For the Nine Months ended September 30, 2009
Professional fees	$(37)	$(105)
Interest income	2	5
Lease repudiation	—	2
Key Executive Incentive Plan / Key Employee Retention Plan	(5)	(11)
Penalties	(1)	(9)
Other	(9)	(12)

Reorganization items—net	$(50)	$(130)

Results of Operations—Discontinued Operations

As discussed above, we have entered into sale agreements with Avaya for the planned sale of substantially all of the assets of the ES business globally, including the shares of NGS and DiamondWare, Ltd. These assets and liabilities have been classified as assets held for sale at September 30, 2009. The related ES and NGS financial results of operations have been classified as discontinued operations.

Q3 2009 vs. Q3 2008

Loss from discontinued operations, net of taxes, for the three months ended September 30, 2009 was $163. Revenues for the three months ended September 30, 2009 were $353 with a gross profit of $111. SG&A and R&D expenses were $142 and $63, respectively. Also included in the loss from discontinued operations were $32 in reorganization items and $30 in other charges, primarily related to pension curtailment charges and break-up fees paid to NSN related to the sale of the CDMA business and LTE Access assets. Revenues were negatively impacted by the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Loss from discontinued operations, net of taxes, for the three months ended September 30, 2008 was $523. Revenues for the three months ended September 30, 2008 were $724 with a gross profit of $299. SG&A and R&D expenses were $242 and $106, respectively. Also included in the loss from discontinued operations were $450 in goodwill impairment charges related to ES.

First nine months of 2009 vs. first nine months of 2008

Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2009 was $491. Revenues for the nine months ended September 30, 2009 were $1,065 with a gross profit of $333. SG&A and R&D expenses were $453 and $213, respectively. Also included in the loss from discontinued operations were $73 in reorganization items and $49 goodwill impairment charge relating to our NGS business. Revenues were negatively impacted by the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Asia and Canada revenues were also unfavorably impacted by foreign exchange fluctuations.

Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2008 was $704. Revenues for the nine months ended September 30, 2008 were $2,147, with a gross profit of $879. SG&A and R&D expenses were $767 and $328, respectively. Also included in the loss from discontinued operations were $450 in goodwill impairment charges related to ES.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Segment Information

How We Measure Business Performance

Our CRO has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CRO is Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for our business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way we manage our business segments. However, as discussed above, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the segments discussed below to our consolidated financial information, we must remove the net financial results of the Equity Investees. For a full U.S. GAAP reconciliation of Management OM, see note 9 to the accompanying unaudited condensed consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Segment revenues
CDMA solutions	$452	$432	$20	5	$1,400	$1,533	$(133)	(9)
GSM and UMTS solutions	211	373	(162)	(43)	588	1,081	(493)	(46)

Total segment revenues	$663	$805	$(142)	(18)	$1,988	$2,614	$(626)	(24)

Management OM	$196	$93	$103	111	$478	$417	$61	15

Q3 2009 vs. Q3 2008

WN revenues decreased to $663 in the third quarter of 2009 from $805 in the third quarter of 2008, a decrease of $142 or 18%, due primarily to decreases in the GSM and UMTS solutions business, partially offset by an increase in the CDMA solutions business.

CDMA solutions increased by $20 primarily due to increases in the U.S. of $132, partially offset by declines in Asia, EMEA and CALA of $79, $13 and $11, respectively. The increase in the U.S. was primarily due to network expansions of certain customers and increased volumes related to our access and core portfolios. The decrease in Asia was primarily due to the recognition of deferred revenues in the third quarter of 2008 not repeated in the third quarter of 2009 due to the termination of a customer contract and a network expansion in the third quarter of 2008 not repeated in the third quarter of 2009. The declines in EMEA and CALA were mainly due to declines in sales volumes.

GSM and UMTS solutions decreased by $162 primarily due to declines in EMEA, Asia and CALA of $79, $69 and $28, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decreases in Asia and CALA were related to certain project completions in the third quarter of 2008 not repeated in the third quarter of 2009.

WN Management OM increased to $196 in the third quarter of 2009 from $93 in the third quarter of 2008, an increase of $103. This increase was a result of decreases in both R&D and SG&A expenses of $64 and $36, respectively, and an increase in gross profit of $3.

WN gross profit increased to $340 from $337, while gross margin increased to 51.3% from 41.7%. The increase in gross profit was primarily due to lower inventory provisions and the favorable impacts of product and customer mix, partially offset by declines in sales volumes primarily as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives. Additionally, SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

First nine months of 2009 vs. first nine months of 2008

WN revenues decreased to $1,988 in the first nine months of 2009 from $2,614 in the first nine months of 2008, a decrease of $626 or 24%, due to decreases across all businesses.

CDMA solutions decreased by $133 primarily due to declines in Canada, Asia, and CALA of $83, $48 and $35, respectively, partially offset by increases in the U.S. of $34. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decrease in Asia was mainly due the recognition of deferred revenues and an adjustment to revenues in the first nine months of 2008, each of which resulted from the completion of obligations in connection with the termination of a customer contract, partially offset by the recognition of deferred revenues in the first nine months of 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers. The decline in CALA was primarily due to revenues related to certain project completions in the first nine months of 2008 not repeated to the same extent in the first nine months of 2009. The increase in the U.S. was primarily due to increased sales volumes by certain customers and the recognition of deferred revenues in the first nine months of 2009 related to market expansions and integration activities, partially offset by a decline in sales volumes with a certain customer due to the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

GSM and UMTS solutions decreased by $493 primarily due to declines in EMEA, Asia and CALA of $260, $149 and $87, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in Asia was due, in part, to certain project completions in the first nine months of 2008 not repeated in the first nine months of 2009 and the decrease in CALA was due, in part to certain customer contracts in the first nine months of 2008 not repeated in the first nine months of 2009.

WN Management OM increased to $478 in the first nine months of 2009 from $417 in the first nine months of 2008, an increase of $61. This increase was a result of decreases in both R&D and SG&A expenses of $169 and $89, respectively, partially offset by a decrease in gross profit of $197.

WN gross profit decreased to $999 from $1,196, while gross margin increased to 50.3% from 45.8%. The decrease in gross profit was primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by lower inventory provisions and the favorable impacts of product and customer mix. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, partially offset by higher spending on our 4G next generation wireless technology in the first quarter of 2009. Additionally, SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$208	$182	$26	14	$540	$605	$(65)	(11)

Total segment revenues	$208	$182	$26	14	$540	$605	$(65)	(11)

Management OM	$20	$(22)	$42	191	$(4)	$(54)	$50	93

Q3 2009 vs. Q3 2008

CVAS revenues increased to $208 in the third quarter of 2009 from $182 in the third quarter of 2008, an increase of $26 or 14%.

The increase in circuit and packet voice solutions of $26 was primarily due to an increase in the U.S. of $26, primarily due to contract deliveries and project completions in the third quarter of 2009, partially offset by reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

CVAS Management OM increased to earnings of $20 in the third quarter of 2009 from a loss of $22 in the third quarter of 2008, an increase of $42. This increase was a result of an increase in gross profit of $32 and decreases in both R&D and SG&A expenses of $5 and $5, respectively.

CVAS gross profit increased to $93 from $61 while gross margin increased to 44.7% from 33.5%. The increase in gross profit was primarily due to increased volumes and the favorable impact of product mix. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives. Additionally, SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

First nine months of 2009 vs. first nine months of 2008

CVAS revenues decreased to $540 in the first nine months of 2009 from $605 in the first nine months of 2008, a decrease of $65 or 11%.

The decline in circuit and packet voice solutions of $65 was due to declines across all regions. The decrease in EMEA of $18 was mainly due to the impact of unfavorable foreign exchange fluctuations and a decline in sales volumes related to VoIP technology products and CVAS services, as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Asia of $14 was mainly due to decreased sales volumes. The decrease in the U.S. of $9 was primarily due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, almost entirely offset by contract deliveries and project completions in the first nine months of 2009. The decrease in Canada of $15 was mainly due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

CVAS Management OM increased to a loss of $4 in the first nine months of 2009 from a loss of $54 in the first nine months of 2008, an increase of $50. This increase was a result of decreases in both R&D and SG&A expenses of $28 and $17, respectively, and an increase in gross profit of $5.

CVAS gross profit increased to $215 from $210, while gross margin increased to 40.0% from 34.7%. The increase in gross profit was primarily due to improvements in freight and logistics costs. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Segment revenues
Optical networking solutions	$241	$303	$(62)	(20)	$781	$955	$(174)	(18)
Data networking and security solutions	54	95	(41)	(43)	207	300	(93)	(31)

Total segment revenues	$295	$398	$(103)	(26)	$988	$1,255	$(267)	(21)

Management OM	$12	$16	$(4)	(25)	$82	$65	$17	26

Q3 2009 vs. Q3 2008

MEN revenues decreased to $295 in the third quarter of 2009 from $398 in the third quarter of 2008, a decrease of $103 or 26%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $62 primarily due to declines in EMEA, CALA and the U.S. of $25, $24 and $10, respectively. The decrease in EMEA was mainly due to lower sales volumes. The decrease in CALA was mainly due to project completions in the third quarter of 2008 that did not repeat to the same extent in the third quarter of 2009. Revenues in the U.S. declined mainly due to lower sales volumes.

The decrease in the data networking and security solutions business of $41 was primarily due to declines in EMEA and the U.S., of $22 and $12, respectively, mainly due to lower sales volumes from certain customers in the third quarter of 2008 compared to the third quarter of 2009.

MEN Management OM decreased to $12 in the third quarter of 2009 from $16 in the third quarter of 2008, due to a decrease in gross profit of $33, partially offset by decreases in both SG&A and R&D expenses of $16 and $13, respectively.

MEN gross profit decreased to $108 in the third quarter of 2009 from $141 in the third quarter of 2008, while gross margin increased to 36.6% from 35.4%. Gross profit decreased primarily as a result of sales volume declines, price erosion and the unfavorable impact of foreign exchange fluctuations, partially offset by lower royalty costs. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations.

First nine months of 2009 vs. first nine months of 2008

MEN revenues decreased to $988 in the first nine months of 2009 from $1,255 in the first nine months of 2008, a decrease of $267 or 21%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $174 primarily due to declines in EMEA, CALA, the U.S., and Canada of $111, $22, $20 and $17, respectively. The decrease in EMEA was mainly due to lower sales volumes from certain customers in the first nine months of 2008 compared to the first nine months of 2009, the recognition of deferred revenues in the first nine months of 2008 that did not repeat in the first nine months of 2009, and the unfavorable impact of foreign exchange fluctuations. Revenues in CALA decreased mainly due to the recognition of deferred revenues in the first nine months of 2008 that did not repeat in the first nine months of 2009 and the uncertainty created by the Creditor Protection Proceedings. The decrease in the U.S. was primarily due to revenues from a certain customer related to Metro WDM products in the first nine months of 2008 that did not repeat to the same extent in the first nine months of 2009 and lower sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by increased sales volumes in next generation products with certain customers. Revenues in Canada decreased mainly due to lower sales volumes in the first nine months of 2009 due to uncertainty created by the Creditor Protection Proceedings, lower sales volumes from certain customers related to legacy products as they migrate to 4G products, and the unfavorable impact of foreign exchange fluctuations, partially offset by increased demand for Metro WDM and Sonet equipment in the first nine months of 2009 from a particular customer.

The decrease in the data networking and security solutions business of $93 was primarily due to declines in EMEA, the U.S. and Asia of $51, $20 and $12, respectively. The decrease in EMEA was mainly due to the recognition of deferred revenues in the first nine months of 2008 that did not repeat in the first nine months of 2009, lower demand for Passport products as a result of market declines and the unfavorable impact of foreign exchange fluctuations. The decrease in the U.S. was primarily due to revenues from a certain customers related to Passport products in the first nine months of 2008 that did not repeat to the same extent in the first nine months of 2009. Revenues in Asia decreased primarily due to a decline in sales volumes of our Passport products relating to market declines across multiple customers.

MEN Management OM increased to $82 in the first nine months of 2009 from $65 in the first nine months of 2008, due to decreases in both R&D and SG&A expenses of $65 and $44, respectively, partially offset by a decline in gross profit of $92.

MEN gross profit decreased to $377 in the first nine months of 2009 from $469 the first nine months of 2008, while gross margin increased from 37.4% to 38.2%. Gross profit decreased primarily as a result of lower sales volumes, the unfavorable impact of foreign exchange fluctuations and price erosion, partially offset by lower warranty expense, a one-time cost related to a settlement with one of our suppliers in the first nine months of 2008, and a decrease in delivery related costs in the first nine months of 2009. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations.

LGN

The following table sets forth segment revenues and Management OM for the LGN segment:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Segment Revenues
LGN Carrier	$55	$151	$(96)	(64)	$362	$862	$(500)	(58)
LGN Enterprise	48	60	(12)	(20)	128	210	(82)	(39)

Total segment revenues	$103	$211	$(108)	(51)	$490	$1,072	$(582)	(54)

Management OM	$4	$36	$(32)	(89)	$69	$321	$(252)	(79)

(a)	Services revenues within the LGN segment are reported within the LGN Carrier and LGN Enterprise businesses.

Q3 2009 vs. Q3 2008

LGN revenues decreased to $103 in the third quarter of 2009 from $211 in the third quarter of 2008, a decrease of $108 or 51%, due to decreases across both businesses.

Revenues in LGN Carrier decreased by $96 primarily due to a decrease in Asia of $98. This decrease was primarily due to the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the third quarter of 2008 not repeated to the same extent in the third quarter of 2009 due to network completions.

Revenues in LGN Enterprise decreased by $12 primarily due to a decrease in EMEA of $10. This decrease was primarily due to a decline in sales volumes as a result of the continuing economic downturn.

LGN Management OM decreased to $4 in the third quarter of 2009 from $36 in the third quarter of 2008, a decrease of $32. The decrease was a result of a decrease in gross profit of $46, partially offset by declines in both R&D and SG&A expenses of $7 each.

LGN gross profit decreased to $29 in the third quarter of 2009 from $75 in the third quarter of 2008, while gross margin decreased from 35.6% to 28.2%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in the third quarter of 2008 not repeated in the third quarter of 2009 and the unfavorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

First nine months of 2009 vs. first nine months of 2008

LGN revenues decreased to $490 in the first nine months of 2009 from $1,072 in the first nine months of 2008, a decrease of $582 or 54%, due to decreases across both businesses.

Revenues in LGN Carrier decreased by $500 primarily due to a decrease in Asia of $502. This decrease was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in the first nine months of 2008 not repeated in the first nine months of 2009 due to network completions, the unfavorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in the first nine months of 2008 not repeated to the same extent in the first nine months of 2009.

LGN Enterprise decreased by $82 primarily due to decreases in EMEA and Asia of $45 and $28, respectively, primarily due to a decline in sales volumes as a result of the continuing economic downturn, and in Asia, also due to the unfavorable impact of foreign exchange fluctuations.

LGN Management OM decreased to $69 in the first nine months of 2009 from $321 in the first nine months of 2008, a decrease of $252. The decrease was a result of a decrease in gross profit of $290, partially offset by declines in both R&D and SG&A expenses of $21 and $17, respectively.

LGN gross profit decreased to $152 in the first nine months of 2009 from $442 in the first nine months of 2008, while gross margin decreased from 41.2% to 38.6%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in the first nine months of 2008 not repeated in the first nine months of 2009 and the unfavorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

Liquidity and Capital Resources

Overview

As at September 30, 2009, our cash and cash equivalents balance was approximately $1,810, plus a balance of approximately $6 reflecting the remainder of the Reserve Primary Fund (Fund) investment. Cash held by our Equity Investees as at September 30, 2009 was $798.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of September 30, 2009: $182 in Canada, $720 in the U.S., $6 in EMEA, $385 in joint ventures, $112 in China, $265 in Asia and $140 in CALA. These amounts exclude restricted cash of $97, including an aggregate of approximately $42 in Canada, $48 in the U.S. and $7 in Asia. Cash held by our Equity Investees (and not included in our consolidated cash position) as of September 30, 2009 included $726 in EMEA, $64 in joint ventures in EMEA and $8 in Asia. Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash is generally available to fund operations in particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements have been extended and will currently expire on December 9, 2009 unless further extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators.

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors have continued to allocate profits and losses, and certain costs, among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to us in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, our cash flow has been significantly impacted. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI has paid $157 to us, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. The IFSA provides for a charge in favor of NNI against all of the property of the Canadian Debtors as security for a contingent payment of up to $26 payable by us to NNI in the event it is determined that the payments made by NNI exceed the amount actually due for the services rendered by us during the period from the Petition Date to September 30, 2009. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). Further arrangements will be necessary in order to address TPA payments, or other funding issues, for periods post-September 30, 2009 and our future liquidity needs and there can be no assurance that the Canadian Debtors will be able to arrange additional funding sufficient to fund future operations. Negotiations between us and the U.S. Debtors for reimbursement of a portion of these costs for the fourth quarter of 2009 are ongoing. In addition, the Debtors and other Nortel entities are engaged in discussions in order to address our liquidity needs for periods subsequent to December 31, 2009.

A revolving loan agreement between NNI, as lender, and us, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. We are not seeking U.S. Court approval at this time to draw down the remaining $125. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court (see note 2 to the accompanying condensed consolidated financial statements). Our obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement matures on December 31, 2009, subject to extension for a further year, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under a current agreement with EDC, we have continued access under the EDC Support Facility for up to $30 of support until December 18, 2009 unless otherwise extended. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance.

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

To enable the APAC Agreement Subsidiaries to preserve their assets and businesses, the Debtors (other than NNSA) entered into the APAC Agreement. Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries will be restructured. Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the Pre-Petition Intercompany Debt and the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement) will initially receive approximately $15, $18 and $15, respectively, in aggregate. A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. Implementation of the APAC Agreement is subject to receipt of approvals (court and/or administrator) in the U.S., Canada and EMEA, as well as receipt of certain regulatory approvals in certain APAC jurisdictions.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009, see “Executive Overview—Creditor Protection Proceedings—Business Operations”. We continue to undergo an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and, with respect to the Equity Investees, the U.K. Administrators, and may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will be able to put in place further cost reimbursements arrangements between us and NNI post September 30, 2009, (iii) the current support under the EDC Support Facility or other cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral, (iv) we will generate sufficient cash to fund our operations during this process or that we will be able to access any alternative financing on acceptable terms or at all, or (v) the Debtors will be able to access proceeds in a timely manner from divestitures completed after the Petition Date as the Debtors continue discussions on purchase price allocation.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $580 in the first nine months of 2009 to $1,810, primarily due to cash used in financing and investing activities, and the impact of the deconsolidation of the Equity Investees in 2009, partially offset by cash from operating activities including the positive cash flow impact of the Creditor Protection Proceedings and the favorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity for the nine months ended September 30, 2009 and 2008, and cash on hand as of September 30, 2009 and 2008, respectively:

	For the Nine Months Ended September 30,
	2009	2008	Change
Net loss attributable to NNL	$(2,420)	$(3,480)	$1,060
Net loss from discontinued operations	491	$704	(213)
Non-cash items	1,814	2,831	(1,017)
Changes in operating assets and liabilities:
Accounts receivable—net	408	(221)	629
Inventories—net	120	(113)	233
Accounts payable	15	(92)	107

	543	(426)	969
Changes in other operating assets and liabilities
Deferred costs	149	333	(184)
Income taxes	(15)	—	(15)
Payroll, accrued and contractual liabilities	68	(305)	373
Deferred revenue	(151)	61	(212)
Advanced billings in excess of revenues recognized to date on contracts	(117)	(668)	551
Restructuring liabilities	(33)	(94)	61
Other	(104)	(117)	13

	(203)	(790)	587
Net cash from (used in) operating activities of continuing operations	225	(1,161)	1,386
Net cash from (used in) operating activities of discontinued operations	(17)	7	(24)

Net cash from (used in) operating activities	208	(1,154)	1,362

Net cash from (used in) investing activities of continuing operations	31	(542)	573
Net cash from (used in) investing activities of discontinued operations	12	(52)	64

Net cash from (used in) investing activities	43	(594)	637

Net cash used in financing activities of continuing operations	(82)	618	(700)
Net cash from financing activities of discontinued operations	(1)	(1)	—

Net cash used in financing activities	(83)	617	(700)

Effect of foreign exchange rate changes on cash and cash equivalents	51	(98)	149

Net cash from (used in) continuing operations	225	(1,183)	1,408
Net cash from (used in) discontinued operations	(6)	(46)	40

Net increase (decrease) in cash and cash equivalents	219	(1,229)	1,448
Cash and cash equivalents at beginning of period	2,390	3,526	(1,136)
Less: Cash and cash equivalents of Equity Investees	(761)	—	(761)

Adjusted cash and cash equivalents at beginning of period	1,629	3,526	(1,897)
Cash and cash equivalents at end of period	1,848	2,297	(449)
Less: Cash and cash equivalents at end of period of discontinued operations	(38)	(31)	(7)

Cash and cash equivalents at end of period	$1,810	$2,266	$(456)

Operating Activities

In the first nine months of 2009, our net cash from operating activities of $208 resulted from adjustments for non-cash items of $1,814 plus cash of $543 from changes in operating assets and liabilities, partially offset by a net loss of $1,929, net of discontinued operations, net uses of cash of $203 due to changes in other operating assets and liabilities and cash used in operating activities of discontinued operations of $17. The net cash used in other operating activities was mainly due to the change in deferred revenues of $151 due to the release of related revenues, the reduction of advance billings of $117 and the change in other operating assets and liabilities of $104, primarily comprised of changes to the restructuring accruals and pension adjustments. The primary additions to our net loss for non-cash items were reorganization items under ASC 852 of $1,421, $448 related to equity in net loss of the Equity Investees, pension and other accruals of $157, amortization and depreciation of $154, and share-based compensation expense of $86, primarily related to the cancellation of certain equity-based compensation plans.

In the first nine months of 2008, our net cash used in operating activities of $1,154 resulted from a net loss of $2,776, net of discontinued operations, plus adjustments for non-cash items of $2,831, net uses of cash of $790 due to changes in other operating assets and liabilities and net uses of cash of $426 from changes in operating assets and liabilities and net cash from operating activities of discontinued operations of $7. The net cash used in other operating activities was mainly due to the reduction of advance billings of $668 primarily as a result of the completion of contracts in LG-Nortel and the advance to NNC of $675, which is included in the change in accounts receivable–net of $221, partially offset by the change in deferred costs of $333 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $305 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The change of $117 in the category of Other, under operating assets and liabilities, was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were deferred income taxes of $2,113 primarily related to an increase in our deferred tax asset valuation allowance, goodwill impairment charge of $578 relating to our MEN segment, amortization and depreciation of $216, and earnings attributable to non-controlling interests of $125.

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

Investing Activities

In the first nine months of 2009, net cash from investing activities was $43 due to proceeds on disposals of plant and equipment of $87 primarily related to the sale of our Calgary facility, a decrease in short-term and long-term investments of $40 as a result of proceeds received from the Fund, net cash provided by discontinued operations of $12, and proceeds related to sale of investments of $6, partially offset by an increase in restricted cash and cash equivalents of $69 and expenditures for plant and equipment of $32.

In the first nine months of 2008, our net cash used in investing activities was $594, primarily due to an increase in short-term and long-term investments of $362 as described below, expenditures for plant and equipment of $104 and acquisition of investments and businesses, net of cash acquired, of $73.

Money Market Funds

As part of our cash management strategy, we invest in institutional and government money market funds, which are considered highly liquid and which we generally account for as cash and cash equivalents. We had invested approximately $362 in the Fund, which was rated AAA by Standard & Poor’s (S&P) and Aaa

(Moody’s). On September 16, 2008, the Fund announced that it was reducing to zero the value of its holdings of debt securities issued by Lehman Brothers Holdings, Inc. and, as a result, the net asset value (NAV) of the Fund was reduced from $1 to $0.97 per share. On September 19, 2008, the Fund filed with the SEC an application to temporarily suspend rights of redemption and announced an intent to ensure an orderly liquidation of securities in the Fund. To account for these developments, we reclassified our investment in the Fund from cash and cash equivalents to short-term investments, and booked an impairment of $11 to reflect the decline in the Fund’s NAV. The Fund has made redemptions on October 31, 2008, December 3, 2008, February 20, 2009 and April 17, 2009 of $184, $102, $24 and $16, respectively.

On February 26, 2009, the Fund announced it would set aside $3,500, or 5.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Fund, including legal and accounting fees, pending or threatened claims against the Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Fund’s assets. Fund distributions will be made pro rata from the Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Our pro rata share of the remainder of the announced per share distribution of 91.72 cents is $26. We have classified $6 of our investments in short-term investments and the remainder of $19 as long-term investments. On October 2, 2009, the Fund made a final redemption of $7 and all remaining investments in the Fund have been classified as long-term investment given that the timing of future redemptions is unknown and subject to the outcome of ongoing litigation involving the Fund.

Financing Activities

In the first nine months of 2009, cash used in financing activities was $83, primarily due to a net decrease in notes payable of $40 and capital repayments and dividends paid to noncontrolling interests of $35.

In the first nine months of 2008, our net cash provided by financing activities was $617, primarily due to proceeds received from the issuance of the 2016 Fixed Rate Notes issued May 2008 of $668, partially offset by dividends of $30 paid by us related to our outstanding preferred shares, a decrease in capital leases payable of $16, and debt issuance costs of $13.

Other Items

In the first nine months of 2009, our cash position was positively impacted by $51 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Korean Won and the Canadian Dollar against the U.S. Dollar.

In the first nine months of 2008, our cash decreased by $98 due to the unfavorable effects of changes in foreign exchange rates, primarily of the Korean Won, the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar.

Fair Value Measurements

As discussed in note 15 to the accompanying unaudited condensed consolidated financial statements, effective January 1, 2008, we adopted the provisions of FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820). We utilize unobservable (Level 3) inputs in determining the fair value of the Fund and warrants, for which fair values totaled $25 and $1, respectively, as of September 30, 2009.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing October 1, 2009 are primarily expected to consist of funding for operations, including our investments in R&D, funding for our reorganization and the following items:

•

cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $105 (as well as a further $4 related to Equity Investees), assuming current funding rules and current plan design;

•	capital expenditures of approximately $24 (as well as a further $2 related to Equity Investees);

•	costs related to workforce reductions and real estate actions of approximately $22 (as well as a further $50 related to Equity Investees); and

•	professional fees in association with reorganization of approximately $126 (as well as a further $51 related to Equity Investees).

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2009 from the amounts disclosed as of December 31, 2008 in our 2008 Annual Report, except for where we have applied the accounting under ASC 852. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview—Basis of presentation and going concern issues” for more information.

Future Sources of Liquidity

Available support facilities

Effective January 14, 2009, we entered into the Short-Term Support Agreement with EDC to permit continued access by us to the EDC Support Facility, for an interim period to February 13, 2009, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. EDC recently subsequently agreed to extend this interim period to December 18, 2009. Pursuant to the current Short-Term Support Agreement as amended, continued access by us to the EDC Support Facility is at the sole discretion of EDC, see “Executive Overview—Creditor Protection Proceedings—Export Development Canada Support Facility; Other Contracts and Debt Instruments”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to seeking further support under the EDC Support Facility.

Our obligations under the EDC Support Facility are guaranteed by NNI and as of September 30, 2009, there was approximately $6 of outstanding support utilized under the EDC Support Facility.

Interim Funding Settlement Agreement

The Canadian Debtors, the U.S. Debtors and the EMEA Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to us, in four installments during the period ended September 30, 2009, see “Executive Overview—Creditor Protection Proceedings—Interim Funding and Settlement Agreement”. Negotiations between us and the U.S. Debtors for reimbursement of a portion of these costs for the fourth quarter of 2009 are ongoing. In addition, the Debtors and other Nortel entities are engaged in discussions in order to address our liquidity needs for periods subsequent to December 31, 2009.

APAC Agreement

Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries will be restructured. Under the APAC Agreement, subject to the receipt of all required approvals, the APAC Agreement Subsidiaries will pay a portion of certain of the Pre-Petition Intercompany Debt and the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement) will initially receive approximately $15, $18 and $15, respectively, in aggregate. A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain provisions. See “Executive Overview—Creditor Protection Proceedings—APAC Debt Restructuring Agreement” for further details.

Credit Ratings

On January 14, 2009, S&P lowered NNL’s Corporate Credit Rating to D from B- and at the same time lowered the ratings on NNL’s preferred shares to D from C. On January 15, 2009, Moody’s downgraded NNC’s Ratings to Ca from Caa2 and the rating on NNL’s preferred shares to C from Ca. Following these rating actions, S&P and Moody’s have withdrawn all ratings.

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

The following table provides information related to these types of bonds as of:

	As of
	September 30, 2009	December 31, 2008
Bid and preformance-related bonds(a)	$81	$167
Other bonds(b)	26	57

Total bid, performance-related and other bonds	$107	$224

(a)	Net of restricted cash and cash equivalents amounts of $23 and $4 as of September 30, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $43 and $7 as of September 30, 2009 and December 31, 2008, respectively.

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

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.

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

We regularly enter into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with FASB ASC 985-605-55 “Software—Revenue Recognition—Multiple-Element Arrangements” (ASC 985-605-55).

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract customer support (PCS) is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining PCS term once PCS is the only undelivered element. Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to FASB ASC 985-605 “Software—Revenue Recognition” (ASC 985-605), or based on general revenue recognition guidance as set out in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (SAB 104). This assessment could significantly impact the amount and timing of revenue recognition.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with FASB ASC 605-35 “Construction-Type and Production-Type Contracts” (ASC 605-35), generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of ASC 605-35 contracts provide for progress billings based on completion of certain phases of work. Unbilled ASC 605-35 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable—net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under FASB ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements” (ASC 605-25), that contain both ASC 605-35, or construction type, and non-ASC 605-35, or non-construction type, elements. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The completed contract method is also applied to all ASC 605-35 units of accounting valued at under $0.5, as these are generally short-term in duration and our results of operations would not vary materially from those resulting if we applied the percentage-of-completion method of accounting.

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

Revenue for software and software-related elements is recognized pursuant to ASC 985-605. Software-related elements within the scope of ASC 985-605 are defined in paragraph 15-30 of ASC 985-605 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverable(s) for which a software deliverable is deemed essential to its functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable, using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

•

In many instances, our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under ASC 605-35 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 11% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources—Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	September 30, 2009	December 31, 2008	$ Change	% Change
Deferred revenue	$353	$1,243	$(890)	(72)
Advance billings	94	751	(657)	(87)

Total deferred revenues	$447	$1,994	$(1,547)	(78)

Total deferred revenue decreased by $1,547 in the first nine months of 2009 primarily as a result of the deconsolidation the Equity Investees. Decreases were also as a result of reductions related to the net release of approximately $477, reclassifications to liabilities held for sale of $254, reclassifications to discontinued operations of $204 and other adjustments of $13, partially offset by foreign exchange fluctuations of $32. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations—Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during the first nine months of 2009.

At September 30, 2009, the Equity Investees had total deferred revenue of $631, including $375 in advance billings.

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

In addition to these individual assessments, a regional accounts past due provision is established for outstanding trade accounts receivable amounts based on a review of balances greater than nine months past due. A regional trend analysis, based on past and expected write-off activity, is performed on a regular basis to determine the likelihood of loss and establish a reasonable estimate.

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	September 30, 2009	December 31, 2008
Gross accounts receivable	$966	$2,227
Provisions for doubtful accounts	(11)	(36)

Accounts receivable—net	$955	$2,191

Accounts receivable provision as a percentage of gross accounts receivable	1%	2%
Gross long-term receivables	$2	$80
Provisions for doubtful accounts	—	(37)

Net long-term receivables	$2	$43

Long-term receivables provision as a percentage of gross long-term receivables	0%	46%

At September 30, 2009, the Equity Investees had accounts receivable of $354, net of a $29 provisions for doubtful accounts. The Equity Investees had long-term receivables of $6, net of a $3 provisions for doubtful accounts.

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

The following table summarizes our inventory balances and other related reserves:

	As of
	September 30, 2009	December 31, 2008
Gross inventory	$795	$2,104
Inventory provisions	(394)	(481)

Inventories—net(a)	$401	$1,623

Inventory provisions as a percentage of gross inventory	50%	23%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	67%	49%

(a)	Includes the long-term portion of inventory related to deferred costs of $51 and $146 as of September 30, 2009 and December 31, 2008, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $208 and $1,130 as of September 30, 2009 and December 31, 2008, respectively.

Inventory provisions decreased by $87 primarily as a result of $162 of scrapped inventory, $63 impact due to deconsolidation of the Equity Investees, $56 of previously reserved inventory (including $44 of consigned inventory), $45 transferred with related inventory to discontinued operations, $43 transferred with related inventory to held for sale, partially offset by $178 of additional inventory provisions, $54 related to the recognition of zero net value inventory previously excluded from the gross inventory provision and foreign exchange adjustments of $39. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

At September 30, 2009, the Equity Investees had inventory of $582, net of provisions of $63.

Provisions for Product Warranties

Provisions are recorded for estimated costs related to warranties given to customers on our products to cover defects. These provisions are calculated based on historical return rates as well as on estimates that take into consideration the historical material costs and the associated labor costs to correct the product defect. Known product defects are specifically provided for as we become aware of such defects. Revisions are made when actual experience differs materially from historical experience. These provisions for product warranties are part of the cost of revenues and are accrued when the product is delivered and recognized in the same period as the related revenue. They represent the best possible estimate, at the time the sale is made, of the expenses to be incurred under the warranty granted. Warranty terms generally range from one to nine years from the date of sale depending upon the product. Warranty related costs incurred prior to revenue being recognized are capitalized and recognized as an expense when the related revenue is recognized.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance at December 31, 2008	$180
Adjustment for deconsolidation of Equity Investees	(18)
Payments	(110)
Warranties issued	112
Revisions	(25)
Reclassified to held for sale	(51)

Balance at September 30, 2009	$88

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $25 of revisions impacting cost of revenues, relates to releases, consisting of $27 of warranty releases and $4 of known product defect releases. The impact of these releases reduced cost of revenues in the first nine months of 2009 by $31. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

As of September 30, 2009, our deferred tax asset balance was $5,611, against which we have recorded a valuation allowance of $5,604, resulting in a net deferred tax asset of $7. At December 31, 2008, our net deferred tax asset was $32, which included a net deferred tax asset of $27 in Korea and $5 from the Equity Investees. Excluding the Equity Investees, the reduction of $20 was primarily attributable to the effects of foreign exchange translation and changes in deferred tax assets resulting from operations in the ordinary course of business in Korea.

For the nine months ended September 30, 2009, our gross income tax valuation allowance increased to $5,604 compared to $4,653, excluding the Equity Investees, as of December 31, 2008. The $951 increase was largely the result of $642 of additional valuation allowance recorded on the tax benefit of current period losses, other comprehensive income and changes in deductible temporary differences including investment tax credits, and $390 of foreign currency translation offset by decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with uncertain tax positions of $60 and prior year adjustments of $21.

Our deferred tax assets are mainly comprised of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada, the U.S., the U.K. and France). The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Historically, our expectations about future pre-tax income were based on detailed forecasts through 2011, which were based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we used model forecasts based on market growth rates. The expanding global economic downturn and the commencement of the Creditor Protection Proceedings led us to conclude that the forecasts became less reliable as compared to prior periods. As a result, we are unable to rely on the forecasts as positive evidence to overcome the significant negative evidence and uncertainty. We determined that there was significant negative evidence against a conclusion that the tax benefit of our deferred tax asset was more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, in the year ended December 31, 2008 we recorded a full valuation allowance against our net deferred tax asset in all tax jurisdictions other than in Korea and Turkey.

Transfer Pricing

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed Advanced Pricing Arrangements (APA) requests with the taxation authorities in the U.S., Canada and the U.K. that amended, applied to the 2001 through 2005 taxation years (2001-2005 APA). In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggests a material reallocation of income from the U.S. to Canada. Nortel received verbal communication from the U.S. taxing authority in December 2008 stating that a tentative agreement on the 2001-2005 APA had been reached between the U.S. and Canadian taxing authorities. During the three months ended September 30, 2009, Nortel received further details from the US and Canadian tax authorities concerning the settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to us in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 APA. As of September 30, 2009, Nortel has neither accepted nor rejected the terms of this APA but has continued to evaluate its implications.

On October 16, 2009, the U.S. and Canadian taxing authorities provided a deadline for Nortel to sign the agreement on the 2001-2005 APA before November 13, 2009. On or about November 13, 2009, the U.S. and Canadian taxing authorities agreed to an extension with Nortel to use reasonable best efforts to finalize and execute the APA by December 18, 2009. As part of these efforts and pursuant to further conversations with the taxing authorities, the reallocation of losses may possibly be considered a deemed dividend from NNI to us, which may result in additional U.S. withholding taxes of $100. In accordance with FASB ASC 740, no amount has been accrued for this possible U.S. withholding tax as the information leading to this possible liability became known to us after September 30, 2009.

Nortel has reflected this reallocation of losses as the more likely than not uncertain tax position under ASC 740 and during the second quarter of 2009 NNI recorded tax expense due to additional alternative minimum taxes in the amount of $11. Nortel continues to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

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

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (“2007-2010 APA”), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those under negotiation for 2001 through 2005. During the second quarter of 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment.

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

During the nine months ended September 30, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, see note 2 to the accompanying condensed consolidated financial statements, which constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI has paid us $157, which together with one $30 payment previously made by NNI to us provides for a full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. Nortel has used the IFSA as a basis to allocate intercompany profits from the Petition Date through September 30, 2009.

As described in note 2 to the accompanying condensed consolidated financial statements, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than NNSA) have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could be owing among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

Tax Contingencies

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, codified in ASC 740 on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $140 as of September 30, 2009, of which $2 is included in liabilities subject to compromise.

Actual income tax expense, income tax assets and liabilities could vary from these estimates due to future changes in income tax laws, significant changes in the jurisdictions in which we operate, or unpredicted results from the final assessment of each year’s liability by various taxing authorities. These changes could have a significant impact on our financial position.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $85 for the taxation years 1999 and 2000, exclusive of interest and penalties. We have recorded a tax liability of $52 in respect of these assessments. We are currently in the process of appealing these assessments and believe that we have adequately provided for tax adjustments that are more likely than not to be realized as a result of the outcome of this ongoing appeals process.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $20 inclusive of interest and penalties. Since the fourth quarter of 2008, we have recorded an income tax liability of $20 to fully reserve against this assessment.

In addition, tax authorities in France have issued notices of assessment against one of our subsidiaries included in the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,230, additional income tax liabilities of $49, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $99 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

On September 15, 2009, the U.S. Debtors filed an objection to a claim filed by the Internal Revenue Service (“IRS”) on August 20, 2009. The IRS claim asserts an unsecured priority claim against NNI for the tax years 1998-2007, for income taxes due in the amount of approximately $1,805, and interest to the Petition Date in the amount of approximately $1,163 for an aggregate amount of approximately $2,968 (IRS Claim), and an unsecured non-priority claim for penalties (including interest thereon) to August 20, 2009 in the amount of approximately $49 for a total claim of approximately $3,017. The IRS Claim also includes an unassessed, unliquidated and contingent U.S. federal FICA withholding tax claim. On October 13, 2009, the U.S. Debtors obtained an order approving a stipulation between NNI and the IRS pursuant to which the IRS waived its claims against certain assets of the Enterprise Solutions business in exchange for NNI’s acknowledgement of a claim in favor of the IRS for not less than $9.8 and a lien against certain proceeds of the ES sale for such amount. The stipulation reserved all rights of both NNI and the IRS in respect of all other aspects of the IRS Claim.

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

Income Taxes —Equity Investees

As of September 30, 2009, the Equity Investees’ deferred tax asset balance was $1,564, against which they have recorded a valuation allowance of $1,557 resulting in a net deferred tax asset of $7.

For the nine months ended September 30, 2009, the Equity Investees’ gross income tax valuation allowance increased to $1,557 compared to $1,397 as of December 31, 2008. The $160 increase was largely the result of $99 of additional valuation allowance recorded on the tax benefit of current period losses, other comprehensive income and changes in deductible temporary differences including investment tax credits, prior year adjustments of $1 and $100 of foreign currency translation, offset by decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with uncertain tax positions of $40.

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

The fair value of each reporting unit is determined using discounted cash flows or other evidence of fair value if applicable. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (EBITDA Multiple Model). The following are the significant assumptions involved in the application of each valuation approach:

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

Interim Goodwill Assessment

At March 31, 2009, in accordance with the provisions of FASB ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), we performed an interim period goodwill impairment test for the reporting unit in our Other segment, NGS, and recorded a preliminary goodwill impairment charge of approximately $48. We finalized the goodwill assessment during the second quarter of 2009 and as a result recorded no additional goodwill impairment charge. In July 2009, the assets of NGS, including its goodwill, were reclassified as assets of discontinued operations.

Goodwill impairment losses of $661 and $481 related to the MEN segment and the businesses included in discontinued operations, respectively, were recorded during the three and nine months periods ended September 30, 2008.

Related Analyses

We performed a recoverability test of our long-lived assets in accordance with ASC 360-10-35. Similar to the prior quarter, to perform the impairment test, we compared the projected cash flows from operations for each business unit and for NNL as a whole, as well as the projected cash flows from disposition, with the respective carrying values and determined that no impairment existed.

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

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the sale agreements for the sale of substantially all of our CMDA business and LTE Access assets and the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd., we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the third quarter of 2009 in accordance with FASB ASC 715-60 “Defined Benefit Plans—Other Post Retirement”. Curtailment gains of $2 and $2 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 6.0% from 6.7% at June 30, 2009. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of this adjustment was to increase post-retirement liabilities by $17 and accumulated other comprehensive loss (before tax) by $19. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $18 and accumulated other comprehensive loss (before tax) by $18.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the sale agreements for the sale of substantially all of our CDMA business and LTE Access assets and the planned sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd., we remeasured the pension benefit obligations for certain of its Canadian pension plans in the third quarter and recorded the impacts of these remeasurements in accordance with FASB ASC 715-30 “Defined Benefit Plans—Pension” (ASC 715-30). A curtailment loss of $74 and a settlement loss of $40 were recorded to earnings in Canada. As a result of these remeasurements, we changed our pension discount rate, a key assumption used in estimating post-retirement benefit costs, for the Canadian plans which required remeasurement. This resulted in a change in the weighted average discount rate to 6.1% from 6.4% at December 31, 2008. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities by $285 and accumulated other comprehensive loss (before tax) by $172.

On July 17, 2009, the Pension Benefit Guaranty Corporation (PBGC) provided a notice to NNI that the PBGC had determined under the Employee Retirement Income Securities Act of 1974 (ERISA) that: (i) the Nortel Networks Retirement Income Plan (the “Retirement Income Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Retirement Income Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Retirement Income Plan though this was not served against us. NNI worked to voluntarily assign trusteeship of the Retirement Income Plan to the PBGC and avoid further court involvement in the termination process.

On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. The PBGC withdrew the complaint it had filed in the Middle District of Tennessee. As a result of the PBCG termination, we recorded the impacts of the settlement in accordance with ASC 715-30. A settlement gain of $86 was recorded to earnings in the U.S. in the third quarter of 2009 in reorganization items.

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 proceedings for the unfunded benefit liabilities of the Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). We have recorded a liability of $334 representing our current best estimate of the probable claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

For 2009, we are maintaining our expected rate of return on plan assets at 7.1% for defined benefit pension plans. Also for 2009, our discount rate on a weighted-average basis for pension expenses is 6.4% for the defined benefit pension plans for the first nine months of 2009 and 6.1% following the September 30, 2009 remeasurements described above. The rate on a weighted-average basis for post-retirement benefit plans is 6.9% for the first six months of 2009, 6.7% for the third quarter following the June 30, 2009 remeasurements and 6.0% following the September 30, 2009 remeasurements described above. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense. For a sensitivity analysis of changes in these assumptions, please refer to our 2008 Annual Report—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits.

At December 31, 2008, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,631, which could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with ASC 715-30 and whether there is a change in the amortization period. The post-retirement benefit plans had actuarial gains, before taxes, of $103 included in accumulated other comprehensive loss at the end of 2008. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. With the exception of the U.S. post retirement plan, the Canada post retirement plan, and certain Canadian defined benefit pension plans, there were no experience and assumption changes in the first nine months of 2009, as we did not have a triggering event that would require a remeasurement.

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is now codified as part of FASB ASC 715 “Compensation—Retirement Benefits” (ASC 715), requires us to measure the funded status of our plans as of the date of our year end statement of financial position. ASC 715 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 9, “Employee benefit plans”, to the 2008 Financial Statements.

Assuming current funding rules and current plan design, estimated 2009 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $46 and $40, respectively. However, our 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, the amounts above include the cessation of contributions to the U.S. Retirement Income Plan following our latest contribution in July as a result of the takeover of the plan by the PBGC. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

Pension and Post-retirement Benefits—Equity Investees

On January 14, 2009, as a result of the U.K. Administration Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (PPF) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in our U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes, NNUK remeasured its pension obligations related to its U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals and changes to key assumptions as a result of the remeasurement resulted in a curtailment gain of approximately $22. In addition, as a result of the remeasurement, NNUK was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the remeasurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities and accumulated other comprehensive loss (before tax) by $107. This adjustment had no statement of operations impact.

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, Nortel Networks (Ireland) Limited remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted the statement of operations. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7.

Assuming current funding rules and current plan design, estimated 2009 cash contributions to our defined benefit pension plans in the Equity Investees are approximately $37. However, our 2009 cash contributions to these plans will be significantly impacted as a result of the Creditor Protection Proceedings. Currently, the amounts above include the cessation of contributions to the U.K. defined benefit pension plan following our latest contribution in January pursuant to the direction of the U.K. Administrators as a result of the U.K. Proceedings and the cessation of contributions to the Ireland defined benefit plan pursuant to the direction of the Ireland Administrator. We continue to evaluate our pension obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

Provisions for Exit Activities

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Workforce reduction costs paid under ongoing benefit arrangements is recorded in accordance with FASB ASC 712 “Compensation-Nonretirement Postemployment Benefits” (ASC 712). One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC 420 “Exit or Disposal Cost Obligations” (ASC 420).

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of September 30, 2009, we had $109 in accruals related to workforce reduction charges and $50 related to contract settlement and lease costs. In addition, as of September 30, 2009, the Equity Investees had accruals of $156 related to workforce reduction charges and $70 related to contract settlement and lease costs. These accruals included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our workforce reduction plans. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within our cost of revenues, SG&A and R&D and were previously classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3, “Accounting changes” to the 2008 Financial Statements for a summary of the accounting changes that we have adopted on or after January 1, 2009. The following summarizes the accounting changes and pronouncements we have adopted in the first nine months of 2009:

•

Noncontrolling Interests: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51”, which is now codified as part of ASC 810. ASC 810 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC 810 on January 1, 2009. The adoption of ASC 810 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the condensed consolidated statements of operations. For the nine months ended September 30, 2009, the adoption of ASC 810 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

•

Fair Value Measurements: In September 2006, the FASB issued ASC 820, which establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. We partially adopted the provisions of ASC 820 effective January 1, 2008. The effective date for ASC 820 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with ASC 820. We adopted the deferred portion of ASC 820 on January 1, 2009. The adoption of the deferred portion of ASC 820 did not have a material impact on our results of operations and financial condition.

•

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R): Effective for fiscal years ending after December 15, 2008, SFAS 158, which is now codified as part of FASB ASC 715 “Compensation—Retirement Benefits” (ASC 715). ASC 715 requires us to measure the funded status of its plans as of the date of our year end statement of financial position, being December 31. We have historically measured the funded status of our significant plans on September 30. ASC 715 provided two approaches for an employer to transition to a fiscal year end measurement date. We have adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, 2007 and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss) are allocated proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information on our pension and post-retirement plans, see note 13, “Employee benefit plans”, to the accompanying unaudited condensed consolidated financial statements.

•

Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement 133: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133”, which is now codified as part of FASB ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of ASC 815 on January 1, 2009. We have provided the additional information required by ASC 815 as detailed in note 15 to the accompanying unaudited condensed consolidated financial statements.

•

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which is now codified as part of FASB ASC 350-30 “General Intangibles Other than Goodwill” (ASC 350-30). ASC 350-30 provides guidance with respect to estimating the useful lives of recognized intangible assets and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350-30 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted the provisions of ASC 350-30 on January 1, 2009. The adoption of ASC 350-30 did not have a material impact on our results of operations, financial condition and disclosures.

•

Collaborative Arrangements: In September 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Collaborative Arrangements” (EITF 07-1), which is now codified as FASB ASC 808 “Collaborative Arrangements” (ASC 808). ASC 808 addresses the accounting for arrangements in which two companies work together to achieve a common commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. We adopted the provisions of ASC 808 on January 1, 2009. The adoption of ASC 808 did not have a material impact on our results of operations and financial condition.

•

Determining Whether an Instrument is Indexed to an Entity’s Own Stock: In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” , which is now codified as part of FASB ASC 815-40 “Contracts in Entity’s Own Equity” (ASC 815-40). ASC 815-40 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. We adopted the provisions of ASC 815-40 on January 1, 2009. The adoption of ASC 815-40 did not have a material impact on our results of operations and financial condition.

•

Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly: In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly”, which is now codified as part of ASC 820. ASC 820 provides additional guidance on determining fair value for a financial asset when the volume or level of activity for that asset or liability has significantly decreased and also assists in identifying circumstances that indicate a transaction is not orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of ASC 820 on June 30, 2009. The adoption of ASC 820 did not have a material impact on our results of operations and financial condition.

•

Recognition and Presentation of Other Than Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”, which is now codified as part of FASB ASC 320 “Investments—Debt and Equity Securities” (ASC 320). ASC 320 provides guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of ASC 320 on June 30, 2009. The adoption of ASC 320 did not have a material impact on our results of operations and financial condition.

•

Disclosures about Certain Financial Assets: In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosures about Certain Financial Assets: An Amendment of FASB Statement No. 107”, which is now codified as ASC 825. ASC 825 requires interim and annual disclosures of fair value measurements for all financial instruments within the scope of that Statement. It also reiterates qualitative disclosure requirements in ASC 820. We adopted the provisions of ASC 825 on June 30, 2009. The adoption of ASC 825 did not have a material impact on our results of operations and financial condition.

•

Subsequent Events: In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is now codified as FASB ASC 855 “Subsequent Events” (ASC 855). ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on our expectation of whether we will widely distribute our financial statements to our shareholders and other financial statement users. We are required to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 855 on June 30, 2009. The adoption of ASC 855 did not have a material impact on our results of operations and financial condition.

•

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which is now codified as FASB ASC 105 “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods after September 15, 2009. We adopted the provisions of ASC 105 on September 30, 2009. The adoption of ASC 105 did not have a material impact on our results of operations and financial condition.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now codified as FASB ASC 715-20 “Defined Benefit Plans—General” (ASC 715-20). ASC 715-20 requires more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. ASC 715-20 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We plan to adopt the provisions of ASC 715-20 on December 31, 2009 and are currently assessing the impact of adoption of ASC 715-20.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 revises FASB ASC 860 “Transfers and Servicing”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively. We plan to adopt the provisions of SFAS 166 on January 1, 2010 and are currently assessing the impact of adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (SFAS 167). SFAS 167 revises FASB ASC 810-25 “Variable Interest Entities” (ASC 810-25), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. Revised ASC 810-25 is effective for interim and annual periods after November 15, 2009 and will be applied prospectively. We plan to adopt the provisions of revised ASC 810-25 on January 1, 2010 and are currently assessing the impact of adoption of revised ASC 810-25.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. We are currently assessing the impact of adoption of ASU 2009-13 and do not currently plan to early adopt.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (ASC 985-605). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. We are currently assessing the impact of adoption of ASU 2009-14 and do not currently plan to early adopt.

Outstanding Share Data

As of October 30, 2009, we had 1,460,978,638 NNL common shares outstanding.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of September 30, 2009, the accruals on the consolidated balance sheet for environmental matters were $10. Based on information available as of September 30, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 7 sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $10.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at three Superfund sites in the U.S. At two of the Superfund sites, we are considered a de minimis potentially responsible party. A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $10 referred to above.

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

For a discussion of environmental matters, see note 22, “Contingencies” to the accompanying condensed consolidated financial statements.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court approved plan; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of its jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; access the EDC Facility given the current discretionary nature of the facility, or arrange for alternative funding; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the French Administrator, the French Liquidator, the Israeli Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; maintain R&D investments; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the proposed U.S. principal officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees and attract new employees as may be needed; successfully implement our new organizational structure to most effectively continue with the sales of our businesses and complete integration processes with acquiring companies and continue with our restructuring activities; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any court approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained economic downturn and volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on our performance if its expectations regarding market demand for particular products prove to be wrong; potential higher operational and financial risks associated with our international operations; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; changes in regulation of the Internet or other regulatory changes; and our potential inability to maintain an effective risk management strategy.

For additional information with respect to certain of these and other factors, see the “Risk Factors” section of this report and of our 2008 Annual Report and 2009 Second Quarter Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Termination of Derivative Instruments

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative transactions in accordance with our policies and procedures. However, as a result of our Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are now fully exposed to these risks and we are unable to mitigate them. We expect to remain so exposed at least until the conclusion of the Creditor Protection Proceedings.

Additional disclosure regarding our derivative hedging instruments is included in note 15, “Fair Value”, and note 16, “Commitments”, in the accompanying unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

Our most significant foreign currency exchange exposures for the quarter ended September 30, 2009 were in the Canadian Dollar and the British Pound. The net impact of foreign currency exchange fluctuations resulted in a gain of $61 in the third quarter of 2009.

Interest Rate Risk

Our debt is subject to changes in fair value resulting from changes in market interest rates. Historically, and prior to the initiation of our Creditor Protection Proceedings and termination by the financial institutions of our derivative hedging instruments, we had managed interest rate exposures, as they relate to interest expense, using a diversified portfolio of fixed and floating rate derivative hedging instruments denominated in U.S. Dollars. For example, we had hedged a portion of this exposure using fixed for floating interest rate swaps on the $550 of senior fixed rate notes due 2013 issued by NNL in July 2006 (2013 Fixed Rate Notes). We are no longer able to mitigate this risk through the use of derivative hedging instruments and are now fully exposed to this risk. During the Creditor Protection Proceedings, however, in accordance with ASC 852, we will record interest expense only to the extent that (i) interest will be paid during our Creditor Protection Proceedings, or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Restructuring Officer (CRO) and Chief Financial Officer (CFO), Paviter S. Binning, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at September 30, 2009. Based on this evaluation, management, including the CRO and CFO, has concluded that our disclosure controls and procedures as at September 30, 2009 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CRO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. These changes continued to materially affect our internal control over financial reporting during the third quarter of 2009 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

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

Securities Class Action Claim against CEO and CFO: On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and CEO) and Pavi Binning (Nortel’s Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings.

Pension Benefit Guaranty Corporation Complaint: On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Nortel Networks Retirement Income Plan (the “Pension Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Pension Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Pension Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Pension Plan, though this complaint was not served against us. On September 8, 2009, pursuant to an agreement between us and the PBGC, the Pension Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. The PBGC withdrew the complaint it had filed in the Middle District of Tennessee. The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings).

ERISA Lawsuit: Beginning in December 2001, Nortel, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period, which has yet to be determined by the court. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The district court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2008 Annual Report, 2009 First Quarter Report and 2009 Second Quarter Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 22 of the accompanying unaudited condensed consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2008 Annual Report and 2009 Second Quarter Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2008 Annual Report and 2009 Second Quarter Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2008 Annual Report and 2009 Second Quarter Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2008 Annual Report and 2009 Second Quarter Report have not materially changed.

ITEM 5(b).	Other Information

On August 10, 2009, the NNC Nominating and Governance Committee was dissolved and the roles and responsibilities set forth in the NNC Nominating and Governance Committee Mandate were assumed by the Board of Directors of NNC, and the roles and responsibilities set forth in the Statement of Governance Guidelines of NNC and NNL were assumed by the Board of Directors of NNC and the Board of Director of NNL.

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

Exhibit No.	Description
10.1	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of July 24, 2009.

10.2	Asset and Share Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Avaya Inc. dated as of July 20, 2009.

10.3	Escrow Agreement by and among by and among Avaya Inc., Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, and Wells Fargo Bank, National Association dated as of July 20, 2009.

10.4	Amended and Restated Asset and Share Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Avaya Inc. dated as of September 14, 2009.

10.5	Amended and Restated Escrow Agreement by and among Avaya Inc., Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, and Wells Fargo Bank, National Association dated as of September 14, 2009.

31.1	Certification of the Chief Restructuring Officer, Executive Vice-President and Chief Financial pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Restructuring Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS LIMITED

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ PAVITER S. BINNING PAVITER S. BINNING	/s/ CLARKE GLASPELL CLARKE GLASPELL
Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	Controller

Date: November 16, 2009